Form 10-K
period 1994-12-31
TECHNITROL INC
filed 1995-03-21
CIK 96763

UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1994

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________

     Commission File No. 1-5375

                             TECHNITROL, INC.
            (Exact name of registrant as specified in Charter)

       PENNSYLVANIA                                23-1292472
 (State of Incorporation)              (IRS Employer Identification Number)

      1210 Northbrook Drive, Suite 385, Trevose, Pennsylvania  19053
      (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:    215-355-2900

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class           Name of each Exchange on which registered
  -----------------------         -----------------------------------------
      Common Stock
par value $.125 per share                 American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 17, 1995 is $90,322,000 computed by reference to the closing price on the American Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 17, 1995.
                                           Number of shares outstanding
    Title of each class                          February 17, 1995
  -----------------------                ---------------------------------
     Common Stock                                    6,021,452
 par value $.125 per share

                    DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                REFERENCE
Pages 2 to 8 of the Registrant's definitive Proxy       Part III
Statement, dated April 17, 1995, to be used in          Page 12 of 32 pages
connection with Registrant's 1995 Annual Meeting of Shareholders

                                  PART I
ITEM I  BUSINESS

Industry Segment Information

     As a result of the acquisition of the Fil-Mag Group in January 1994 (discussed in Note 2 of Notes to Consolidated Financial Statements), Technitrol, Inc. and its consolidated subsidiaries (collectively the "Company") have redefined the business segments during the first quarter of 1994:

     * The Fil-Mag Group has been added to the Electronic Products Segment. The segment continues to also include the Company's Components Division, but excludes the Products Division, Lloyd Instruments, Ltd. ("Lloyd Instruments") and John Chatillon & Sons, Inc. ("Chatillon"). As a result, the Electronic Products Segment is now composed of the Company's electronic components business.
     * The Electrical Products Segment has become the Metallurgical Products Segment. This segment includes the operations of Advanced Metallurgy, Inc. ("AMI") and Chace Precision Metals, Inc. ("Chace").
AMI manufactures electrical contacts and assemblies for a wide range of industrial customers. Separately, Chace produces thermostatic and clad metal products for a broad market of industrial and consumer product manufacturers.
     * The Mechanical Products Segment no longer exists. A newly configured segment, the End User/Finished Products Segment, includes the Products Division, Lloyd Instruments, and Chatillon. The Products Division manufactures document counters and dispensers, and markets its products internationally through distributors and on an OEM basis. Lloyd Instruments manufactures a comprehensive range of material testing systems and markets its products throughout the world. Chatillon is composed of two primary product families: (1) mechanical force measurement products and mechanical scales, and (2) electronic force measurement products and electronic scales. Chatillon's markets are numerous and international in nature. It possesses multiple channels of marketing and distribution.

     Identifiable assets are those assets that are utilized in each segment to provide the respective products. Corporate assets are principally cash and cash equivalents.
     The Company's products are sold primarily to industrial customers through the three segments described above. All business segments' revenues are generally recognized when products are shipped. The majority of the Company's sales are subject to credit terms prevalent in the industries it serves. Receivables are written off when an account is considered to be doubtful of collection. Management believes there are no significant concentrations of credit risk.

Industry Segment Financial Information      (in thousands of dollars)
                                             1994         1993         1992
- ------------------------------------------------------------------------------
Net sales
  Electronic Products ..............      $ 41,173     $  9,375     $  8,164
  Metallurgical Products ...........        76,534       63,935       60,393
  End User/Finished Products........        28,737       27,147       29,997
                                          --------     --------     --------
    Total ..........................      $146,444     $100,457     $ 98,554
                                          ========     ========     ========
Operating profit before income taxes
  Electronic Products ..............      $  5,023     $  1,678     $  1,059
  Metallurgical Products ...........         4,792        2,058        1,590
  End User/Finished Products .......         2,746        1,639        2,209
                                          --------     --------     --------
    Total operating profit .........      $ 12,561     $  5,375     $  4,858
  Other income (expense), net ......        (1,172)        (210)        (519)
                                          --------     --------     --------
    Earnings before income taxes ...      $ 11,389     $  5,165     $  4,339
                                          ========     ========     ========
Assets at end of year
  Electronic Products ..............      $ 25,054(a)  $  3,841     $  3,769
  Metallurgical Products ...........        37,054       34,317       35,178(b)
                                          --------     --------     --------
  End User/Finished Products .......        14,086       12,432       13,370
    Identifiable assets ............      $ 76,194     $ 50,590     $ 52,317
  Corporate assets .................         8,561        7,982        3,391
                                          --------     --------     --------
    Total ..........................      $ 84,755     $ 58,572     $ 55,708
                                          ========     ========     ========
Capital expenditures
  Electronic Products ..............      $  7,933(a)  $    238     $    262
  Metallurgical Products ...........         2,288        2,191        8,204(b)
  End User/Finished Products .......           569          226          429
                                          --------     --------     --------
    Total ..........................      $ 10,790     $  2,655     $  8,895
                                          ========     ========     ========
Depreciation and amortization
  Electronic Products ..............      $  1,502(a)  $    646     $    419
  Metallurgical Products ...........         3,205        3,692        3,920(b)
  End User/Finished Products .......           564          653          629
                                          --------     --------     --------
    Total ..........................      $  5,271     $  4,991     $  4,968
                                          ========     ========     ========

(a) Includes property, plant and equipment acquired as part of the acquisition of the Fil-Mag Group. See Note 2 to Consolidated Financial Statements.
(b) Includes property, plant and equipment acquired as part of the acquisition of Doduco Corporation. See Note 2 to Consolidated Financial Statements.

     In 1994, one customer accounted for slightly more than 10% of consolidated sales. The customer is a Fortune 150 entity principally doing business with the Metallurgical Products Segment. The loss of that customer could have a material adverse effect on the Company. Another customer, then a Fortune 50 entity principally doing business with the Metallurgical Products Segment, produced revenues slightly exceeding 10% of total sales in 1993 and 1992. Sales to the Company's ten largest customers accounted for 38% of sales in 1994, 42% in 1993 and 41% in 1992.
     Export sales from the United States totalled $14.0 million in 1994, $11.5 million in 1993 and $13.2 million in 1992. There has been no concentration of sales in any particular domestic or international geographic area. The Company's operations are divided into three geographic areas: Domestic, Far East, and All Other Foreign. Substantially all of the revenues, earnings and identifiable assets in the Far East are located in Taiwan and the Philippines. No more than 10% of consolidated revenues, pre-tax earnings or total assets are located in any one foreign country outside of the Far East.

Geographic Information                       (in thousands of dollars)
                                             1994         1993         1992
- -------------------------------------------------------------------------------
Sales to unaffiliated customers, from
  United States .....................     $121,051     $ 92,976     $ 90,201
  Far East ..........................       16,036           --           --
  All Other Foreign .................        9,357        7,481        8,353
                                          --------     --------     --------
    Total ...........................     $146,444     $100,457     $ 98,554
                                          ========     ========     ========
Affiliate sales or transfers, from
  United States .....................     $     62     $    122     $    112
  Far East ..........................       10,141           --           --
  All Other Foreign .................          629          615          634
                                          --------     --------     --------
    Total ...........................     $ 10,832      $   737     $    746
                                          ========     ========     ========
Operating Profit
  United States .....................     $  9,032     $  4,814     $  4,850
  Far East ..........................        2,473           --           --
  All Other Foreign .................          901          603           53
  Eliminations ......................          155          (42)         (45)
                                          --------     --------     --------
    Total ...........................     $ 12,561     $  5,375     $  4,858
                                          ========     ========     ========
Identifiable assets
  United States .....................     $ 60,645     $ 53,601     $ 51,786
  Far East ..........................       17,439           --           --
  All Other Foreign .................        6,671        4,971        3,922
                                          --------     --------     --------
    Total ...........................     $ 84,755     $ 58,572     $ 55,708
                                          ========     ========     ========

Sales and Marketing
      Sales and marketing are accomplished by sales management, district managers, direct salesmen, representatives, agents, dealers and distributors.

Competition
     The business of the Company is highly competitive, and with respect to each of its products, it faces competition from numerous firms, many of which are larger and possess greater financial resources.

Backlog
     As of December 31, 1994, the Company's backlog of orders was $28.7
million compared to $14.9 million at the end of 1993.   Substantially all
of the current backlog is scheduled for completion during the first six months of 1995. Most orders are subject to cancellation upon payment of normal cancellation charges. Normal delivery time for the Company's products is less than thirteen weeks. No material portion of the Company's business is seasonal in nature.

Raw Materials
     In its diverse manufacturing operations, the Company is not dependent upon any particular source of supply. However, there are relatively few suppliers of ferrite materials used in electronic components, powder metals used in electrical contacts, and specialty steel used in metal laminates.
     The Company has not encountered any significant difficulties in obtaining adequate supplies of these raw materials for manufacture of its products. One of the Company's subsidiaries engages in a business which utilizes silver as a raw material component. This material has been readily available and is anticipated to remain so.
Patents and Licenses
     Although the Company possesses several patents and many trademarks and tradenames which are used in the conduct of its businesses, the Company does not consider its consolidated earnings to be materially dependent upon any one patent, trademark or license.

Research and Development
     The Company does not engage in any basic research activities. Such research as is conducted is performed by its engineering personnel and is directed primarily toward the development of new products related to its current product lines and the improvement and enhancement of existing products.

Environment
     Expenditures required for the Company to meet or exceed Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have any material effect on capital expenditures, earnings or competitive position.
     The Company is involved in several matters relating to superfund sites. The Company's involvement has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago at these sites. The Company has previously expensed amounts which it believes to be sufficient to cover the aggregate amount of the ultimate liability, if any, which the Company believes to be reasonably possible at this time.

Employees
     At December 31, 1994, the Company had 3,141 full time employees compared with 1,048 at the end of 1993.

Energy
     The Company did not experience any curtailment of supplies of electricity, gas or oil in 1994, and does not expect any curtailment in 1995.

ITEM 2  PROPERTIES

     The following properties were owned or leased by the Company at December 31, 1994. The Trevose and Philadelphia locations are used in more than one business segment. All other properties are used exclusively in one segment, as identified.

                     Approx    Owned/    Lease    % Used
Location           Square Ft.  Leased    Ending   for Mfg.  Comments
- ------------------------------------------------------------------------------
Trevose, PA            4,000   Leased    2001        0      Corporate
                                                              headquarters
Philadelphia, PA      70,000   Owned                40

    Electronic Products
Greensboro, MD        20,000   Owned                95
San Diego, CA         17,000   Leased    1999        0
Kaohsiung, Taiwan     51,000   Owned                55      Building is owned;
                                                              land is leased
                                                              through 2003
Cavite, Philippines   26,000   Owned                60      Building is owned;
                                                              land is leased
                                                              through 2007
Singapore              1,000   Leased    1995        0
Tours, France          1,000   Leased    2003        0

                     Approx    Owned/    Lease    % Used
Location           Square Ft.  Leased    Ending   for Mfg.  Comments
- ------------------------------------------------------------------------------

    Metallurgical Products
Export, PA           115,000   Leased    2001       80
McKeesport, PA        23,000   Leased    2004       65
Delmont, PA           30,000   Owned                90
Lancaster, PA         15,000   Leased    1996       90
Cedar Knolls, NJ      48,000   Owned                65
Reidsville, NC       250,000   Owned                55
Luquillo, P.R.        32,000   Owned                80
Luquillo, P.R.        12,000   Leased    1998       40

   End User/Finished Products
Feasterville, PA       2,000   Leased    1995        0
Kew Gardens, NY       67,000   Owned                75
Greensboro, NC        23,000   Owned                60
Fareham, England      22,000   Leased    2004       50
Wuppertal, Germany    20,000   Leased    1995       70
Versailles, France     2,000   Leased    1997        0

     The Company believes its facilities to be adequate for its present needs.

ITEM 3  PENDING LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits which it considers to be in the normal course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

                                  PART II

ITEM 5  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY MATTERS

     Technitrol Inc.'s common stock is traded on the American Stock Exchange. The following table reflects the high and low sales prices on such Exchange and the dividends paid to shareholders in each quarterly period during Technitrol's last two fiscal years.

QUARTER                          1ST         2ND         3RD         4TH
- --------------------------------------------------------------------------
1994 HIGH                      $11.792     $12.917     $14.500     $16.000
1994 LOW                        $9.875     $10.875     $11.583     $12.000
1994 DIVIDENDS PAID              $.093       $.093       $.093       $.095

1993 HIGH                       $9.125      $8.500      $9.250     $10.125
1993 LOW                        $8.250      $7.583      $7.750      $8.208
1993 DIVIDENDS PAID              $.093       $.093       $.093       $.093

     The relevant amounts have been restated to reflect a 200% stock dividend on September 18, 1994.

     The approximate number of holders of record of the common stock, Technitrol Inc.'s only class of stock outstanding, as of January 13, 1995 was:

         TITLE OF CLASS                            NUMBER OF SHAREHOLDERS
    --------------------------                     ----------------------
         Common Stock                                         676
    par value $.125 per share

ITEM 6  SELECTED FINANCIAL DATA LAST 5 YEARS    (in thousands of dollars, except share data)

                                  1994          1993(a)        1992(a)        1991(a)        1990(a)
- -----------------------------------------------------------------------------------------------------
Net sales                      $ 146,444      $ 100,457      $  98,554      $  81,169      $  83,614
  Net earnings                 $   6,944      $3,356(b)      $   2,838      $   2,767      $   4,624
  Earnings per share           $    1.15      $  .56(b)      $     .48      $     .47      $     .78

Total assets                   $  84,755      $  58,572      $  55,708      $  52,512      $  51,552

Long-term debt                 $  15,124      $   5,146      $   6,867      $   4,965      $   7,303

Net worth                      $  45,757      $  40,294      $  38,657      $  38,303      $  37,442
  Net worth per share          $    7.60      $    6.73      $    6.48      $    6.46      $    6.36

Working capital                $  30,160      $  24,056      $  23,178      $  23,161      $  26,328
  Working capital ratio         2.3 to 1       2.8 to 1       3.3 to 1       3.0 to 1       3.9 to 1

Number of shares outstanding:
  Weighted average             6,015,156      5,989,218      5,960,682      5,920,440      5,931,528
  Year end                     6,021,452      5,986,467      5,970,087      5,928,675      5,889,000

Dividends declared per share   $    .376      $    .373      $    .373      $    .373      $    .373

Price range per share:
  High                         $   16.00      $  10.125      $   11.00      $   9.875      $   13.75
  Low                          $   9.875      $   7.583      $   6.625      $    8.08      $    6.75

(a)  Per share amounts and shares outstanding have been restated to reflect a 200% stock dividend on
     September 18, 1994.

(b)  Excludes cumulative effect of a change in accounting for income taxes. (See Note 6 to the
     Consolidated Financial Statements.)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     Cash and cash equivalents totalled $8.7 million at December 31, 1994, compared to $7.7 million a year earlier. Working capital was $30.2 million, compared to $24.1 million at December 31, 1993. Contributing to the year-to-year increase in working capital was the 1994 acquisition of the Fil-Mag Group as discussed below.
     Cash provided by operating activities was $9.6 million. The positive cash flow was composed mainly of net earnings of $6.9 million; depreciation and amortization of $5.3 million; and increases in accounts payable ($1.1 million) and accrued expenses ($3.9 million). A cash decrease due to deferred tax benefits was offset by an increase in income taxes payable.
Cash was consumed by increases in accounts receivable ($4.6 million) and inventories ($2.5 million). Those increases were caused by the increase in sales from 1993 to 1994.
     Investing activities consumed $13 million during 1994. Capital expenditures constituted $4.4 million, excluding acquisitions. Separately, $8.8 million was paid for the capital stock of the Fil-Mag Group, net of cash acquired. Financing for the acquisition was provided by drawing down approximately $10 million on a temporary acquisition line of credit from CoreStates Bank, N.A., which was subsequently replaced by a three year revolving credit loan. Projected 1995 capital expenditures are expected to be financed by internally generated funds.
     Cash provided by financing activities was a net $4.2 million. The aforementioned $10 million loan was the source of funds. Cash consumed by financing activities was due to combined debt reduction of $3.5 million, and $2.3 million of dividend payments. It is expected that dividends will continue to be paid on a quarterly basis during 1995.
     The Company's foreign sales are conducted primarily through its foreign subsidiaries, principally in the Far East and Europe. In the Far East, the Company's sales are denominated primarily in U.S. dollars. In Europe, sales are denominated primarily in local currencies (consisting mainly of English pounds and French francs) and to a lesser extent in U.S. dollars.
     Since a very significant portion of the Company's foreign sales are denominated in U.S. dollars, the Company does not believe that its potential exposure to currency fluctuations is material to its business. During 1993 and 1994, the Company did not purchase any currency exchange forward contracts or similar instruments generally utilized to reduce the risk of currency fluctuations. The Company will reexamine this policy if sales denominated in currencies other than U.S. dollars become material to operations.

Balance Sheet Composition at December 31:

                                1994  1993                          1994   1993
- -------------------------------------------------------------------------------
Cash and cash equivalents        10%   13%    Current liabilities    28%    22%
Other current assets             53%   50%    Long-term debt         18%     9%
Property, plant, and equipment   29%   32%    Shareholders' equity   54%    69%
Other assets                      8%    5%
                                ----  ----                          ----   ----
Total                           100%  100%                          100%   100%
                                ====  ====                          ====   ====

RESULTS OF OPERATIONS

In 1994:

     In 1994, sales were $146.4 million compared to $100.5 million in 1993. The 45.7% increase was due to the $30.8 million sales of the Fil-Mag Group, acquired in January 1994, and a combined sales increase of $15.1 million realized by the other businesses of the Company. All three of the Company's segments experienced increased sales in 1994 from 1993.
     The December 31 backlog was $28.7 million in 1994 and $14.9 million in 1993. Contributing to the increase was the Fil-Mag Group's backlog.
     The increase in sales of the Electronic Products Segment to $41.2 million included the sales of the Fil-Mag Group as noted above. Operating profit of the Electronics Products Segment increased to $5.0 million in 1994, compared to $1.7 million in the prior year. The increase reflected the fifty weeks of profits of the Fil-Mag Group since its acquisition in January 1994. As a percentage of sales, this segment's annual operating profits equaled 12.2% which was the highest of the Company's three product segments. Year end backlog and order volumes indicated a softening in the segment's domestic markets, while offshore demand remained relatively strong.
     The Metallurgical Products Segment produced increased sales, operating profit and operating profit as a function of sales in 1994 as compared to 1993. AMI experienced its largest sales and profit improvements to the product line which was acquired from Engelhard Corporation in 1991.
Housing starts continue to have an eventual impact on demand for various AMI products. Management is monitoring the indirect effect that recent interest rate increases will have on AMI backlog levels which were stable entering the first quarter of 1995. Separately, Chace sales and operating profits also grew year-to-year. On-going efforts aimed at cost containment and quality improvements have contributed to the growth in sales volume and profits. Chace's proven ability to compete in a demanding industrial market was reflected by a strong backlog position as it began the new year.
     Two of the three operating units which constitute the End User/Finished Products Segment experienced an increase in sales and operating profits. Chatillon sales volume and profitability improved in its primary product families, as the improved economic climate contributed to more favorable market conditions. Lloyd's year-to-year sales increase reflected incremental unit sales and the absence of the unfavorable currency translation which negatively impacted 1993 results. Lower sales and operating profit occurred at the Company's Products Division. Domestic demand for currency counters and dispensers decreased during 1994, which was also the first full year subsequent to the Division withdrawing as a provider of engineering services on a prime contract basis to an agency of the U.S. Government.
     The Company's selling, general and administrative expenses increased to $27.3 million in 1994 from $19.4 million in 1993. The key reason for the increase was the addition of the Fil-Mag Group.
     Interest expense grew to $1.1 million, caused by the $10 million increase in outstanding debt to fund the Fil-Mag Group acquisition and rising interest rates during the year.
     1994 income tax expenses increased as a function of pre-tax earnings. The 1994 effective income tax rate rose to 39% from 35% in 1993 as a result of proportionately higher taxable income being earned by the Company's domestic operations. Effective income tax rates of the domestic operations generally exceed those of the Company's offshore operations.

In 1993:

     Sales increased by 1.9% to $100.5 million in 1993. The sales increases of the Electronic Products Segment and the Metallurgical Products Segment exceeded the sales decrease experienced by the End User/Finished Products Segment.
     The backlog on December 31, 1993 was $14.9 million, compared to $14.2 million on December 31, 1992.
     The Electronic Products Segment sales increased to $9.4 million from $8.2 million in 1992. Sales of the Metallurgical Products Segment increased to $63.9 million in 1993 from $60.4 million. The 1993 year marked the first full year of operation at the Export, PA, facility which includes the product line acquired from Engelhard Corporation in August 1991 and relocated during 1992. End User/Finished Products Segment sales decreased from $30 million to $27.1 million. This reflected a volume decrease in currency counters and dispensers in the Products Division. Separately, that division withdrew as a provider of engineering services on a prime contract basis to an agency of the U.S. Government. Also causing the sales decline of the segment were unfavorable currency translation of the sales of Lloyd Instruments Ltd., a U.K. Company, and a decrease in the sales of electronic products of Chatillon.
     Total 1993 gross profit dollars approximated those of 1992. However, as a percentage of sales, 1993 gross profit dropped slightly to 24.6% from 25.2% in 1992. Contributing to the decrease were inventory write-offs and high production costs incurred at the Export, PA, facility of the Metallurgical Products Segment and the cost associated with the Petersburg, PA, plant shutdown of the Electronic Products Segment.
     Selling, general and administrative expenses decreased to $19.4 million in 1993, compared to $20 million during the previous year. The decrease reflected the non-recurring 1992 expenses associated with AMI-DDC (see Note 2 to Consolidated Financial Statements) and relocating the Engelhard product line.
     Operating Profit of $5.4 million in 1993 represented a 10.6% increase from year-to-year. The Electronic Products Segment contributed to the increase, with the Components Division experiencing stronger profits in 1993 as a result of on-going cost reduction efforts. The operating profit increase of the Metallurgical Products Segment included improved earnings of the established operations of AMI and the first full year of contribution of AMI-DDC exceeding a decrease in profitability on the part of the product line acquired from Engelhard. The major markets of AMI remained cyclical and reflected general trends in housing, automotive, appliances and capital equipment. Improved profits were realized by Chace, as cost improvement programs yielded their intended results. Regarding the End User/Finished Products Segment, weak demand caused a decrease in profitability at the Products Division and flat earnings on certain Chatillon products, which more than offset improved profits realized by Lloyd Instruments Ltd.
     Interest expense decreased to $0.4 million in 1993 due to lower interest rates and a reduction in the amount of debt outstanding.
     Income tax expenses increased proportionate to 1993 pre-tax earnings, with the 35% effective income tax rate unchanged from the prior year. Contributing to the flat effective rate were increased earnings of the operation in Puerto Rico, which is exempt from U.S. Federal income taxes.
     The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," during 1993. As a result, $261,000 of favorable cumulative effect on prior years was added to 1993 net earnings.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, notes to the consolidated financial statements, together with the opinion of the Company's independent auditors and the supplementary financial information required by this item are attached hereto and made part hereof.

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE


                                 PART III

CROSS REFERENCE INDEX

           FORM 10-K
          ITEM NUMBER AND CAPTION          INCORPORATED MATERIAL
          ------------------------------   -----------------------------------
ITEM 10   DIRECTORS, EXECUTIVE OFFICERS,   REGISTRANT'S DEFINITIVE PROXY
            PROMOTERS & CONTROL PERSONS      STATEMENT PGS. 3, 4 & 5

ITEM 11   EXECUTIVE COMPENSATION           REGISTRANT'S DEFINITIVE PROXY
                                             STATEMENT PGS. 6 & 7

ITEM 12   SECURITY OWNERSHIP OF CERTAIN    REGISTRANT'S DEFINITIVE PROXY
            BENEFICIAL OWNERS AND            STATEMENT PGS. 2 & 3
            MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND        REGISTRANT'S DEFINITIVE PROXY
            RELATED TRANSACTIONS             STATEMENT PGS. 3, 4 & 5


                                  PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

        Financial Statements

        Independent Auditors' Report
        Consolidated Balance Sheets - December 31, 1994 and 1993
        Consolidated Statements of Earnings and Retained Earnings - Years
          ended December 31, 1994, 1993 and 1992
        Consolidated Statements of Cash Flows - Years ended
          December 31, 1994, 1993 and 1992
        Notes to Consolidated Financial Statements

   (b) Technitrol, Inc. filed a report on Form 8-K on January 31, 1994 regarding the acquisition of all shares of capital stock of Fee Fil-Mag Taiwan Corporation, Fee Fil-Mag Singapore Pte. Corporation, and Fil-Mag, Inc.

   (c)  Exhibits

        (21) Subsidiaries of the Registrant
        (23) Consent of Certified Public Accountants
        (27) Financial Data Schedule (electronic filing only)

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By    /s/Roy E. Hock
      --------------------------------
      Roy E. Hock
      Chairman (Principal Executive
        Officer)

Date  March 21, 1995
      --------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/Roy E. Hock                       By   /s/Albert Thorp, III
      --------------------------------          -------------------------------
      Roy E. Hock                               Albert Thorp, III
      Chairman of the Board of Directors        Controller
        and Chief Executive Officer             (Principal Accounting Officer)

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------


By    /s/Thomas J. Flakoll                 By   /s/Stanley E. Basara
      --------------------------------          -------------------------------
      Thomas J. Flakoll                         Stanley E. Basara
      President and Director                    Director

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------


By    /s/James J. Rafferty, Jr.            By   /s/John E. Burrows, Jr.
      --------------------------------          -------------------------------
      James J. Rafferty, Jr.                    John E. Burrows, Jr.
      Vice President and Director               Director

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------


By    /s/J. Barton Harrison                By   /s/Graham Humes
      --------------------------------          -------------------------------
      J. Barton Harrison                        Graham Humes
      Secretary and Director                    Director

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------


By    /s/Robert J. Citrino                 By   /s/Edward M. Mazze
      --------------------------------          -------------------------------
      Robert J. Citrino                         Edward M. Mazze
      Treasurer                                 Director
      (Principal Financial Officer)

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------


By    /s/Michael J. Kirchoff               By   /s/James M. Papada, III
      --------------------------------          -------------------------------
      Michael J. Kirchoff                       James M. Papada, III
      Vice President                            Director

Date  March 21, 1995                       Date March 21, 1995
      --------------------------------          -------------------------------

                       INDEX TO FINANCIAL STATEMENTS

                           Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1994 and 1993

Consolidated Statements of Earnings and Retained Earnings - Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

                       Independent Auditors' Report



The Board of Directors and Shareholders
Technitrol, Inc.:

We have audited the consolidated financial statements of Technitrol, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                   KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 3, 1995

                     TECHNITROL, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                        December 31, 1994 and 1993
              In thousands of dollars, except for share data

          Assets                                       1994          1993
- ---------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                          $ 8,716       $ 7,721
  Receivables:
    Trade                                             22,614        13,389
    Other                                                139            88
  Inventories:
    Finished goods                                     5,471         4,281
    Work in process                                    8,420         5,991
    Raw materials and supplies                         7,823         5,169
                                                     -------       -------
      Total inventories                               21,714        15,441
Prepaid expenses                                         851           549
                                                     -------       -------
      Total current assets                            54,034        37,188

Property, plant and equipment                         55,180        45,729
                                                     -------       -------
  Less accumulated depreciation                       30,809        26,922
    Net property, plant and equipment                 24,371        18,807
Deferred income taxes                                  2,409         1,605
Other assets                                           3,941           972
                                                     -------       -------
                                                     $84,755       $58,572
                                                     =======       =======


          Liabilities and Shareholders' Equity         1994          1993
- ---------------------------------------------------------------------------
Current liabilities:
  Current installments of long-term debt             $    22       $    21
  Short-term debt                                        756            --
  Accounts payable                                     5,841         3,718
  Income taxes payable                                 1,916           716
  Dividends payable                                      572           559
  Accrued payroll                                      3,118         1,499
  Accrued pension expense                              4,589         3,002
  Other accrued expenses                               7,060         3,617
                                                     -------       -------
      Total current liabilities                       23,874        13,132
                                                     -------       -------

Long-term debt, excluding current installments        15,124         5,146

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, $.125 par. Authorized 10,000,000
    shares; 8,943,960 shares issued in 1994 and
    2,981,320 in 1993                                  1,118           373
  Additional paid-in capital                           4,329         3,926
  Retained earnings                                   45,923        41,993
                                                     -------       -------
                                                      51,370        46,292
  Less: Cost of treasury stock (2,922,508 shares
    in 1994, and 985,831 shares in 1993)              (4,573)       (4,628)
  Unearned compensation under stock award plan          (560)         (485)
  Cumulative translation adjustment                     (480)         (885)
                                                     -------       -------
      Total shareholders' equity                      45,757        40,294
                                                     =======       =======
                                                     $84,755       $58,572

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings

                  Years ended December 31, 1994, 1993 and 1992
                 In thousands of dollars, except per share data

                                                  1994       1993        1992
- -------------------------------------------------------------------------------
Net sales                                       $146,444   $100,457    $ 98,554
Cost of sales                                    106,609     75,705      73,677
                                                --------   --------    --------
    Gross profit                                  39,835     24,752      24,877

Selling, general and administrative expenses      27,274     19,377      20,019
                                                --------   --------    --------
    Operating profit                              12,561      5,375       4,858
Other income (expense):
  Interest income                                    140        108          89
  Interest expense                                (1,130)      (389)       (717)
  Other, net                                        (182)        71         109
                                                --------   --------    --------
                                                  (1,172)      (210)       (519)
                                                --------   --------    --------
    Earnings before income taxes                  11,389      5,165       4,339
Income taxes                                       4,445      1,809       1,501
                                                --------   --------    --------

Net earnings before cumulative effect of a
  change in accounting for income taxes         $  6,944   $  3,356    $  2,838

Cumulative effect on prior years (to
  January 1, 1993) of a change in
  accounting for income taxes (Note 6)                --        261          --
                                                --------   --------    --------
Net earnings                                    $  6,944   $  3,617    $  2,838
                                                ========   ========    ========

Earnings per share:
Before cumulative effect of a change in
  accounting for income taxes                   $   1.15   $    .56    $    .48
Cumulative effect of a change in accounting
  for income taxes                              $     --   $    .04    $     --
                                                --------   --------    --------
Total earnings per share                        $   1.15   $    .60    $    .48
                                                ========   ========    ========

Retained earnings:
  Balance at beginning of year                  $ 41,993   $ 40,614    $ 40,005
  Net earnings for the year                        6,944      3,617       2,838
                                                --------   --------    --------
                                                $ 48,937   $ 44,231    $ 42,843
  200% Common stock dividend                         745         --          --
  Cash dividends declared:
    ($.376 per share in 1994 and $.373
      per share in 1993 and 1992)                  2,269      2,238       2,229
                                                --------   --------    --------

  Balance at end of year                        $ 45,923   $ 41,993    $ 40,614
                                                ========   ========    ========

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1994, 1993, and 1992
                            In thousands of dollars

                                                   1994       1993        1992
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                   $ 6,944    $ 3,617     $ 2,838
  Cumulative effect of a change in accounting
    for income taxes                                  --       (261)        --
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                    5,271      4,991       4,968
  Loss (gain) on disposal of equipment                88        (60)         40
  Changes in assets and liabilities net of
    effect of acquisitions:
      Increase in deferred tax benefits           (1,019)      (492)       (673)
      Increase(decrease) in income taxes payable   1,055        798        (376)
      Increase(decrease) in accounts payable       1,082        689         (44)
      Increase in accrued expenses                 3,912        981          60
      (Increase)decrease in accounts receivable   (4,626)       142        (192)
      (Increase)decrease in inventories           (2,482)     1,031        (760)
  Other, net                                        (607)       108         763
                                                 -------    -------     -------
    Net cash provided by operating activities      9,618     11,544       6,624
Cash flows from investing activities:
  Acquisition of capital stock of the Fil-Mag
    Group, net of cash acquired                   (8,805)        --         --
  Acquisition of capital stock of
    Doduco Corporation, net of cash acquired          --         --        (441)
  Sales or maturities of marketable securities         1          4           1
  Capital expenditures, exclusive
    of acquisitions                               (4,429)    (2,655)     (3,674)
  Proceeds from sale of property,
    plant and equipment                              282         71          54
                                                 -------    -------     -------
      Net cash used in investing activities      (12,951)    (2,580)     (4,060)
                                                 -------    -------     -------
Cash flows from financing activities:
  Repayment of Fil-Mag Group funded
    indebtedness                                  (1,014)        --         --
  Principal payments on long-term debt               (21)    (8,421)    (10,678)
  Net repayments of short term debt               (2,504)        --         --
  Proceeds of long-term borrowings                10,000      6,700      12,600
  Repayment of Doduco Corporation funded
    indebtedness                                     --         --       (6,120)
  Dividends paid                                  (2,255)    (2,237)     (2,224)
                                                 -------    -------     -------
      Net cash provided by (used in)
        financing activities                       4,206     (3,958)     (6,422)
                                                 -------    -------     -------
      Net effect of exchange rate changes
        on cash                                      122        (33)        (71)
      Net increase(decrease) in cash and
        cash equivalents                             995      4,973      (3,929)
Cash and cash equivalents at beginning of year     7,721      2,748       6,677
                                                 -------    -------     -------
Cash and cash equivalents at end of year         $ 8,716    $ 7,721     $ 2,748
                                                 =======    =======     =======

See accompanying notes to consolidated financial statements.

                     TECHNITROL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Principles of Consolidation
     The consolidated financial statements include the accounts of Technitrol, Inc. (the "Company") and all of its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
     Cash and cash equivalents include funds invested in a variety of liquid short-term investments with a maturity of three months or less.

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories on consignment from suppliers ($14,063,000 at December 31, 1994 and $11,092,000 at December 31, 1993).

Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets and has been provided for on both the accelerated and the straight line methods. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from the balance sheet, and any resulting gains or losses are included in earnings.

Excess of Cost over Net Assets
     Excess of cost over net assets acquired (which the Company believes has continuing value) is being amortized on a straight-line basis over 15 years. The recoverability of the carrying value of intangible assets is evaluated on a recurring basis.

Earnings per Share
     Earnings per share are calculated based on the weighted average number of common shares outstanding. Earnings per share for prior years have been restated to reflect a 200% stock dividend recorded on September 18, 1994.

Foreign Currency Translation
     The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement No. 52. All balance sheet accounts have been translated using the year-end exchange rate and all income statement accounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from the date of acquisition to the current balance sheet date have been reported separately as a component of shareholders' equity. Transaction gains and losses are recorded in the statement of earnings for the year in which they occur.


                                                                (continued)

                                     2
                     TECHNITROL, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions

     On January 17, 1994, the Company, through its wholly-owned subsidiary, Technitrol International, Inc., a Delaware corporation, acquired from FEE Technology, S.A. all of the issued and outstanding capital stock of FEE Fil-Mag Taiwan Corporation ("FFT"), FEE Fil-Mag Singapore Pte. Corporation ("FFS") and Fil-Mag, Inc. ("FMI"). FFT, FFS and FMI are referred to below as the "Fil-Mag Group". The Fil-Mag Group is a supplier of magnetic components to domestic and international manufacturers of PCs, network interface cards, network controllers and other devices that are connected to data communications networks such as Token Ring and Ethernet. The Fil-Mag Group conducts manufacturing operations in its plants in Taiwan and the Philippines; engineering activities at its San Diego, California location; and sales operations through offices in France, Singapore and San Diego. The Company intends to continue the businesses of the Fil-Mag Group at their current locations.
     The purchase price was $9,082,000 (net of expenses). In addition, the Company caused FMI to repay to FEE Technology, S.A. approximately $1 million of indebtedness. FFT was indebted to local banks in the amount of approximately $3.3 million, of which approximately $2.5 million was retired during 1994. The purchase price and the $1 million debt repayment were financed by borrowing $10 million under a temporary acquisition line of credit and cash on-hand of approximately $400,000.
     The purchase price was arrived at pursuant to arms-length negotiations, taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, the businesses and business prospects of each member of the Fil-Mag Group and the synergies of the businesses of the Fil-Mag Group with the operations of the Components Division of the Company. The assets acquired had a fair value of approximately $18.0 million, including current assets of $9.0 million and approximately $2.5 million of goodwill associated with the acquisition. Liabilities assumed totaled $8.6 million.
     Subsequent to the acquisition, eight key employees of the Fil-Mag Group entered into a covenant against competition with the Company in exchange for which the Fil-Mag Group paid them, in the aggregate, $1 million during the twelve months subsequent to the acquisition. The $1 million was financed by cash on-hand.
     The acquisition has been accounted for by the purchase method of accounting. Had the business been acquired on January 1, 1993, unaudited consolidated pro forma results would have been:

                                                  Year ended
                                               December 31, 1993
                                              ------------------
               Sales                           $130.1 million
               Net earnings                    $  4.3 million
               Net earnings per share          $   .76



                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions, continued

The activity of the Fil-Mag Group for the period from January 1 to January 17, 1994, was not material to the consolidated results of the Company.
     This unaudited pro forma information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future.
     On February 12, 1992, the Company purchased all of the issued and outstanding shares of the capital stock of Doduco Corporation. Upon acquisition, the name of the acquired business was changed to AMI-DDC, Inc. ("AMI-DDC"). AMI-DDC is engaged in the business of manufacturing electrical contacts. The cost of the acquisition amounted to $728,000, consisting of $111,000 of acquisition costs and $617,000 cash paid for all outstanding shares of common stock. Funded indebtedness of AMI-DDC of $3.6 million was repaid during March of 1992, and an additional $2.5 million was repaid in April of 1992. The purchase price and debt repayments were financed by borrowing $5.9 million under a revolving credit loan (with a maximum draw of $6 million) and cash on hand of approximately $1.1 million.
     The acquisition was accounted for by the purchase method of accounting. Had the business been acquired on January 1, 1992, pro forma results of operations would have been:

                                                  Year Ended
                                                 Dec. 31, 1992
                                               ----------------
               Sales                           $99.4 million
               Net earnings                    $ 2.9 million
               Net earnings per share          $  .48

     This unaudited pro forma information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future.

(3)  Property, Plant and Equipment

     Components of property, plant and equipment were as follows (in thousands):

                                   1994           1993
                                 ----------------------
Land                             $ 1,044        $ 1,044
Buildings and improvements        15,074         12,400
Machinery and equipment           39,062         32,285
                                 -------        -------
                                 $55,180        $45,729
                                 =======        =======
                                                                (continued)

                                     4
                       TECHNITROL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued

(4)  Long-term Debt
Long-term debt was as follows (in thousands):
                                                               1994       1993
- -------------------------------------------------------------------------------
Bank Loans

  Variable-rate (LIBOR plus 0.875%) bank loan facility
    with $8.3 million maximum draw, due May 1997
    (4.125% rate at December 31, 1993)                      $    --     $5,000
                                                            -------     ------
  Variable-rate (LIBOR plus 0.75%) bank loan facility
    with $20.0 million maximum draw, due March 1997
    (6.97% rate at December 31, 1994)                       $15,000     $   --
                                                            -------     ------
      Total bank loans                                      $15,000     $5,000

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

  4.5% mortgage notes, due in monthly installments
    until 2000                                                  146        167
                                                            -------     ------
      Total long-term debt                                   15,146      5,167

Less current installments                                        22         21
                                                            -------     ------
Long-term debt excluding current installments               $15,124     $5,146
                                                            =======     ======

Principal payments due within the next five years are as follows (in thousands):

                                    Principal
                                    ---------
                         1995        $    22
                         1996             23
                         1997         15,024
                         1998             25
                         1999             26

     In January 1994, the Company borrowed $10 million under a temporary acquisition line of credit as described in Note 2. In March 1994, this amount was refinanced along with the $5 million outstanding at December 31, 1993, into a single variable-rate revolving bank loan facility with a maximum draw of $20 million, maturing in March 1997. On February 9, 1995, $2 million of the $15 million outstanding at December 31, 1994 was repaid and the committed facility was reduced from $20 million to $13 million.
     The Bank Loan facilities are unsecured and contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(5)  Research and Development Expense

     Research and development expense is included in cost of sales and has not exceeded 3.3% of cost of sales in 1994, 1993 and 1992.

(6)  Income Taxes

     During 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The change in these deferred tax assets or liabilities, including the effect of a change in tax rates, if any, from the beginning to the end of the period generally is recognized as deferred tax expense or benefit.
     Effective January 1, 1993, the Company adopted FAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of earnings for the year ended December 31, 1993. Prior year financial statements have not been restated. However, amounts recorded for certain prior business combinations have been adjusted from their net of tax amounts to their pre-tax amounts. Related deferred taxes have been recognized. The effect of these adjustments on earnings before taxes is not material.

     Income tax expense was as follows (in thousands):

                                   1994           1993           1992
- -----------------------------------------------------------------------
Current:
Federal                           $2,837         $1,394         $1,666
State and local                      898            630            487
Foreign                            1,390            277             21
                                  ------         ------         ------
                                   5,125          2,301          2,174
Deferred (benefit)                  (680)          (492)          (673)
                                  ------         ------         ------
                                  $4,445         $1,809         $1,501
                                  ======         ======         ======

     For the year ended December 31, 1994, approximately $25,000 was credited to Additional Paid-In Capital to record the tax benefit of dividends paid on restricted stock. Additional Paid-In Capital was also credited for approximately $18,000 for the tax effect of the change in value from the award date to the release date of restricted stock which was released during the period.


                                                                (continued)

                                     6
                     TECHNITROL, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, continued

(6)  Income Taxes, continued

     A reconciliation of the statutory Federal income tax rate with the effective income tax rate follows:

                                              1994      1993      1992
- -----------------------------------------------------------------------
Statutory Federal income tax rate              34%       34%       34%
Increase(decrease) resulting from:
  Tax exempt earnings of
    subsidiaries in Puerto Rico                (5)      (14)       (9)
  State and local income taxes, net
    of federal benefit                          6        10         9
  Non-deductable expenses                       1         2        --
  Foreign                                      (1)        1        (1)
  Other, net                                    4         2         2
Effective tax rate                             39%       35%       35%
                                               ===       ===       ===

     Deferred tax assets and liabilities were as follows (in thousands):

                                                   1994        1993
- -----------------------------------------------------------------------
Assets:
  Plant and equipment, principally due to
    differences in depreciation                  $   --      $   34
  Inventories, principally due to additional
    costs valued for tax purposes                   500         229
  Vacation compensation                             162         141
  Pension expense                                 1,158         771
  Stock awards                                      637         556
  Accrued liabilities                               549         327
  Other                                             131          84
                                                 ------      ------
      Total deferred tax assets                  $3,137      $2,142
                                                 ======      ======
Liabilities:
  Plant and equipment, principally due to
    differences in depreciation                  $  194      $   --
  Local tax on Puerto Rico-sourced income            74         120
  Other                                             460         417
                                                 ------      ------
Total deferred tax liabilities                   $  728      $  537
                                                 ------      ------
Net deferred tax asset                           $2,409      $1,605
                                                 ======      ======

No valuation allowance for deferred tax assets was deemed necessary at December 31, 1994 or 1993. Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

(7)  Lease Commitments

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases.
(continued)

                                     7
                     TECHNITROL, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, continued

(7)  Lease Commitments, continued

     Total rental expense for the years ended December 31, 1994, 1993 and 1992 was $1,483,000, $1,183,000 and $1,291,000, respectively. The aggregate minimum rental commitments under non-cancellable leases in effect at December 31, 1994 are as follows (in thousands):

                    Year ending
                    December 31        Total
                   -------------     --------
                       1995            $1,226
                       1996             1,140
                       1997             1,051
                       1998             1,011
                       1999               964
                    Thereafter          2,352
                                       ------
                                       $7,744
                                       ======

(8)            Shareholders' Equity

      Changes were as follows (in thousands):

                                                                    Additional
                                                      Common          paid-in       Treasury      Unearned
                                                       stock          capital        stock      compensation
- ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                          $  373          3,472          4,720            682
                                                      ------          -----          -----            ---
Stock award of 39,180 shares, net of forfeitures          --            312            (62)           374
Compensation under Restricted Stock Plan                  --             --            --            (424)
Balance at December 31, 1992                          $  373          3,784          4,658            632
                                                      ------          -----          -----            ---

Stock award of 18,630 shares, net of forfeitures          --            129           (30)            159
Compensation under Restricted Stock Plan                  --             --            --            (306)
Net tax benefit of dividends paid on restricted
  stock and the difference in value between
  grant date and date of vesting                          --             13             --             --
Balance at December 31, 1993                          $  373          3,926          4,628            485
                                                      ------          -----          -----            ---

Stock award of 34,985 shares, net of forfeitures          --            360           (55)            414
Compensation under Restricted Stock Plan                  --             --             --           (339)
Net tax benefit of dividends paid on restricted
  stock and the difference in value between
  grant date and date of vesting                          --             43             --             --
200% stock dividend recorded on September 18,
  1994.                                                  745             --             --             --
                                                      ------          -----          -----            ---
Balance at December 31, 1994                          $1,118          4,329          4,573            560
                                                      ======          =====         ======            ===

The cumulative translation adjustment was $480,000, $885,000 and $824,000 at December 31, 1994, 1993 and 1992, respectively.

                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(8)  Shareholders' Equity, continued

     On August 3, 1994, the Company's Board of Directors approved a three-for-one split of the Company's common stock in the form of a 200% common stock dividend for shareholders of record as of August 18, 1994. A total of 5,962,640 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. A total of $745,000 was reclassified from the Company's retained earnings account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

(9)  Employee Benefit Plans

     The Company and its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

     Pension expense was as follows (in thousands):

                                                    1994      1993      1992
- -----------------------------------------------------------------------------
Principal defined benefit plans                    $1,310    $  932    $  811
Contributions to multi-employer plans                 201       170       180
Other non-U.S. plans                                  160        --        --
                                                   ------    ------    ------
                                                   $1,671    $1,102    $  991
                                                   ======    ======    ======

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                    1994      1993      1992
- ------------------------------------------------------------------------------
Service cost - benefits earned during the period   $1,286    $  963    $  903
Interest cost on projected benefit obligation       1,206       991       888
Actual return on plan assets                         (124)   (1,585)     (586)
Net amortization and deferral                      (1,058)      563      (394)
                                                  -------   -------    ------
     Net periodic pension cost                     $1,310    $  932    $  811
                                                  =======    ======    ======

                                                                    (continued)

                       TECHNITROL, INC. AND SUBSIDIARIES

(9)                      Employee Benefit Plan, continued

     The financial status of the principal defined benefit plans at December 31, was as follows (in thousands):

                                                            1994         1993
- ------------------------------------------------------------------------------
Actuarial present value of obligations:
  Accumulated benefit obligation (including vested
    benefits of $10,863,000 in 1994 and
    $7,891,000 in 1993)                                   $12,401      $ 8,100
                                                          -------      -------
  Projected benefit obligation for services to date        18,499       12,808
Plan assets at fair value                                  15,446       13,144
                                                          -------       ------
  Plan assets in excess of (less than) projected
    benefit obligation                                     (3,053)         336

Unrecognized net (gain) from past experience different
  from that assumed.                                       (1,206)      (3,368)

Prior service costs not yet recognized                        612          664

Unrecognized net obligation at January 1, 1987 being
  recognized over 18 years                                     35           38
                                                         --------     --------
      Accrued pension costs at December 31                $(3,612)     $(2,330)
                                                         ========     ========

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1994 and 1993 were as follows:

                                                          1994        1993
- ----------------------------------------------------------------------------
Discount rates                                          7.3-7.5%      9.0%
Annual compensation increases                           4.8-7.0%      7.0%
Expected long-term rates of return on plan assets       7.5-9.0%      9.0%

     The Company provides certain post-retirement benefits (at least temporarily) to a small number of retirees at one of its recently acquired businesses. These amounts have been accrued and have not had a material impact on the Company's financial statements.
     The Company maintains a defined contribution 401(k) plan covering substantially all U.S. employees not affected by certain collective bargaining agreements. The Company contributes a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. The contribution expense under this plan was $165,000, $177,000 and $155,000 in 1994, 1993, and 1992,
respectively.

                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(10) Quarterly Financial Data (Unaudited)

     Quarterly results of operations (unaudited) for 1994 and 1993 are summarized as follows (in thousands, except per share data):


                                                      Quarter ended
                                         Mar. 31   June 30  Sept. 30   Dec. 31
- ------------------------------------------------------------------------------
1994:
     Net sales                           $34,960   $37,816   $36,591   $37,077
     Gross profit                          9,443    10,324     9,985    10,083
     Net earnings                          1,370     1,742     1,884     1,948
     Net Earnings per Share                  .23       .29       .31       .32

1993:
     Net sales                           $26,116   $25,295   $25,306   $23,740
     Gross profit                          6,061     6,478     6,265     5,948
     Net earnings:
       Before cumulative effect -
         change in accounting for
         income taxes                        647       793       903     1,013
       Cumulative effect -
         change in accounting for
         income taxes                        261        --        --        --
                                          ------    ------    ------    ------
             Total                           908       793       903     1,013
     Net earnings per share:
       Before cumulative effect -
         change in accounting for
         income taxes                        .11       .13       .15       .17
       Cumulative effect - change in
         accounting for income taxes         .04        --        --        --
                                          ------    ------    ------    ------
             Total                           .15       .13       .15       .17

(11) Incentive Compensation Plan

     The Company has an Incentive Compensation Plan for key employees of the Company and its subsidiaries. The Plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on the attainment of defined performance goals and/or continued employment with the Company.




                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(11) Incentive Compensation Plan, continued

     A summary of the shares under the Incentive Compensation Plan is as follows (with relevant share amounts restated to reflect the 200% stock dividend):

                                                                 Awarded,
                                                Available to     Not Yet
                                                 be Granted      Released
- ---------------------------------------------------------------------------
Shares authorized                                    600,000
Awarded during years prior to 1994                  (342,525)     342,525
Shares released to recipients prior to 1994                      (157,680)
Balance at December 31, 1993                         257,475      184,845
Awarded during 1994, net                             (34,985)      34,985
Shares released to recipients during 1994            (40,130)
    Balance at December 31, 1994                     222,490      179,700

     Shares are held by the Company until the defined performance goals and/or continued employment requirement have been attained.
     During the years ended December 31, 1994, 1993 and 1992, the Company issued to employees, net of cancellations, Incentive Compensation Shares having an approximate fair value at date of issue of $414,000, $159,000 and $374,000, respectively.
     Amounts charged to expense as a result of the incentive compensation plan and related expenses were $994,000 in 1994, $658,000 in 1993 and $653,000 in 1992.

(12) Supplementary Information

     Charged directly to costs and expenses (in thousands):

                                             1994        1993        1992
- --------------------------------------------------------------------------
  Depreciation                              $5,016      $4,901      $4,890
  Amortization of intangible assets            255          90          78
  Advertising                                1,159       1,117       1,009
  Repairs and maintenance                    1,936       1,162       1,079
  Bad debt expense                             114          76          80

Cash payments made (in thousands):
  Income taxes                              $3,663      $1,320      $1,780
  Interest                                   1,058         389         724


                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(12) Supplementary Information, continued

     Supplemental Disclosure of Non-cash Transactions:

     On February 12, 1992, the Company purchased all of the capital stock of AMI-DDC for $728,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired          $7,730
          Cash paid for the capital stock          (728)
          Liabilities assumed                    $7,002

(13) Segment Information

     Information about the Company's reportable business segments and foreign operations are contained on Pages 2, 3 and 4 of this Form 10-K and is an integral part of the Company's financial statements.

                               EXHIBIT INDEX

DOCUMENT

 3. (a) Articles of Incorporation         Incorporated by reference to Form
                                            10-Q for quarter ended
                                             September 30, 1985.

    (b) By-laws                           Incorporated by reference to Form
                                            10-Q for the quarter ended
                                          September 30, 1990.

 4. Instruments defining rights of        Incorporated by reference to Form
    security holders                        10-K for the year ended
                                            December 31, 1982.

21. Subsidiaries of Registrant            Page 31

23. Consent of Certified
    Public Accountants                    Page 32

27. Financial Data Schedule               Electronic Filing Only