Form 10-Q
period 1995-03-31
TECHNITROL INC
filed 1995-05-02
CIK 96763

Exhibit index
                                                                is on Page 10


                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995, or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from ______________ to ______________.


Commission File No. 1-5375



                               TECHNITROL, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in Charter)


          PENNSYLVANIA                                     23-1292472
- ------------------------------------------               ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification Number)


    1210 Northbrook Drive, Suite 385
         Trevose, Pennsylvania                              19053
- ------------------------------------------                ---------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.    YES  X     NO
                                                         -----      -----

Common Stock - Shares Outstanding as of March 31, 1995:    6,048,417

                       TECHNITROL, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     March 31, 1995 and December 31, 1994
                           (in Thousands of Dollars)


               Assets                       March 31, 1995    Dec. 31, 1994
- -------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                    $  5,400          $  8,716
  Receivables:
    Trade                                        24,781            22,614
    Other                                           310               139
  Inventories:
    Finished goods                                4,896             5,471
    Work in process                               8,915             8,420
    Raw materials and supplies                    9,744             7,823
                                                -------           -------
      Total inventories                          23,555            21,714
  Prepaid expenses                                1,105               851
                                                -------           -------
      Total current assets                       55,151            54,034
                                                -------           -------

Property, plant and equipment                    56,740            55,180
  Less accumulated depreciation                  32,109            30,809
                                                -------           -------
      Net property, plant and equipment          24,631            24,371
Deferred income taxes                             2,259             2,409
Other assets                                      3,764             3,941
                                                -------           -------
                                                $85,805           $84,755
                                                =======           =======



          Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------
Current liabilities:
  Current installments of long-term debt        $    22           $    22
  Short-term debt                                   321               756
  Accounts payable                                7,307             5,841
  Income taxes payable                            1,723             1,916
  Dividends payable                                 575               572
  Accrued payroll                                 2,502             3,118
  Accrued pension expense                         4,854             4,589
  Other accrued expenses                          8,116             7,060
                                                -------           -------
      Total current liabilities                  25,420            23,874
                                                -------           -------

Long-term debt, excluding current installments   13,119            15,124

Shareholders' equity:
  Common stock                                    1,118             1,118
  Additional paid-in capital                      4,724             4,329
  Retained earnings                              47,040            45,923
                                                -------           -------
                                                 52,882            51,370
  Less:  Cost of treasury stock                  (4,531)           (4,573)
         Unearned compensation under
         stock award plan                          (869)             (560)
  Cumulative translation adjustment                (216)             (480)
                                                -------           -------
    Net shareholders' equity                     47,266            45,757
                                                -------           -------
                                                $85,805           $84,755
                                                =======           =======

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                                                     Three Months
                                                    Ended March 31
                                              ---------------------------
                                                 1995            1994
- -----------------------------------------------------------------------------
 1. Net sales                                 $  40,043        $   34,960
 2. Costs and expenses
    a)  Cost of goods sold                       29,502            25,517
    b)  Selling, general and
        administrative  expenses                  7,775             6,934
                                              ---------         ---------
          Total costs and expenses               37,277            32,451
 3. Operating profit                              2,766             2,509
 4. Other income (expense)
      Interest                                     (235)             (270)
      Other                                         (96)              (39)
                                              ---------         ---------
          Total other income (expense)             (331)             (309)
 5. Earnings before taxes                         2,435             2,200
 6. Income taxes                                    743               830
                                              ---------         ---------
 7. Net earnings                              $   1,692         $   1,370
                                              =========         =========
 8. Weighted average common
    shares outstanding                        6,042,799         6,016,677
 9. Earnings per share                             $.28              $.23
10. Dividends declared per share                  $.095             $.093

Dollar amounts are in thousands except for earnings per share and dividends per share.

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Three Months Ended March 31, 1995 and 1994
                           (In Thousands of Dollars)

                                             March 31, 1995     March 31, 1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                        $1,692            $1,370
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                      1,382             1,313
  Gain on disposal of equipment                         (6)               --
  Changes in assets and liabilities net of
   effect of acquisition:
    Increase (decrease) in income taxes payable       (140)              645
    Increase in accounts payable                     1,605             1,504
    Increase in accrued expenses                       487             2,721
    (Increase) in accounts receivable               (2,055)           (3,733)
    (Increase) in inventories                       (1,766)           (1,208)
    (Increase) in other non-current assets             (97)             (708)
  Other, net                                           (81)              303
                                                    ------            ------
      Net cash provided by operating activities      1,021             2,207
                                                    ------            ------

Cash flows from investing activities:
  Acquisition of capital stock of the Fil-Mag
   Group, net of cash acquired                          --            (8,805)
  Capital expenditures, exclusive of
   acquired businesses                              (1,488)           (1,184)
  Proceeds from sale of property, plant
   and equipment                                         6                --
                                                    ------            ------
  Net cash used in investing activities             (1,482)           (9,989)
                                                    ------            ------

Cash flows from financing activities:
  Dividends paid                                      (572)             (559)
  Repayment of Fil-Mag Group funded indebtedness        --            (1,014)
  Proceeds of long-term debt                            --            10,000
  Principal payments of long-term debt              (2,005)               (7)
  Net repayment of short-term debt                    (439)           (2,085)
                                                    ------            ------
    Net cash provided (used) by
     financing activities                           (3,016)            6,335
                                                    ------            ------
  Net effect of exchange rate changes on cash          161                (1)
Net (decrease) in cash and cash equivalents         (3,316)           (1,448)
Cash and cash equivalents at beginning of year       8,716             7,721
                                                    ------            ------
Cash and cash equivalents at March 31               $5,400            $6,273
                                                    ------            ------

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  Accounting Policies

     For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 to the financial statements included in the Company's Form 10-K filed for the year ended December 31, 1994.

Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform with the current year's presentation.

(2)  Acquisitions

     On January 17, 1994, the Company, through its wholly-owned subsidiary, Technitrol International, Inc., a Delaware corporation, acquired from FEE Technology, S.A. all of the issued and outstanding capital stock of FEE Fil-Mag Taiwan Corporation ("FFT"), FEE Fil-Mag Singapore Pte. Corporation ("FFS") and Fil-Mag, Inc. ("FMI"). FFT, FFS and FMI are referred to below as the "Fil-Mag Group". The Fil-Mag Group is a supplier of magnetic components to domestic and international manufacturers of PCs, network interface cards, network controllers and other devices that are connected to data communications networks such as Token Ring and Ethernet. The Fil-Mag Group conducts manufacturing operations in its plants in Taiwan and the Philippines, engineering activities at its San Diego, California location and sales operations through offices in France, Singapore and San Diego. The Company intends to continue the businesses of the Fil-Mag Group at their current locations.
     The purchase price was $9,082,000 (net of expenses). In addition, the Company caused FMI to repay to FEE Technology, S.A. approximately $1 million of indebtedness. FFT was indebted to local banks in the amount of approximately $3.3 million of which approximately $3.0 million has been retired since the acquisition. The purchase price and the $1 million debt repayment were financed by borrowing $10 million under a temporary acquisition line of credit and cash on-hand of approximately $400,000.
     The purchase price was arrived at pursuant to arms-length negotiations taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, the businesses and business prospects of each member of the Fil-Mag Group and the synergies of the businesses of the Fil-Mag Group with the current operations of the Components Division of the Company. The assets acquired had a fair value of approximately $18.0 million, including current assets of $9.0 million and approximately $2.5 million of goodwill associated with the acquisition. Liabilities assumed totaled $8.6 million.
     Subsequent to the acquisition, eight key employees of the Fil-Mag Group entered into a covenant against competition with the Company in exchange for which the Fil-Mag Group paid them, in the aggregate, $1 million during the twelve months subsequent to the acquisition. The $1 million was financed by cash on-hand.
     The activity of the Fil-Mag Group for the period from January 1 to January 17, 1994, was not material to the consolidated results of the Company.

                       TECHNITROL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued

(3)  (In Part) Shareholders' Equity

     On August 3, 1994, the Company's Board of Directors approved a three-for-one split of the Company's common stock in the form of a 200% common stock dividend for shareholders of record as of August 18, 1994. A total of 5,962,640 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. A total of $745,000 was reclassified from the Company's retained earnings account to the Company's common stock account. All share and per share amounts for 1994 have been restated to retroactively reflect the stock split.

(4)  Supplemental Disclosure of Non-cash Transactions

     During the three months ending March 31, 1995 and 1994, the Company issued to employees stock pursuant to the Company's Restricted Stock Plan having a fair value of $406,000 and $469,000, respectively.

(5)  Subsequent Event

     On April 24, 1995, Pulse Engineering, Inc. ("Pulse") accepted the Company's revised offer to purchase all of the issued and outstanding Class A common stock of Pulse in a transaction structured as a merger. Additional information regarding this event is contained in Part II, Item 5 (p. 9) of this Form 10-Q.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The results for the first quarter of 1995 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the period presented and the consolidated balance sheet at March 31, 1995. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

Liquidity and Capital Resources

     Cash and cash equivalents totalled $5.4 million at the end of the first quarter, compared to $8.7 million at December 31, 1994. Working capital was $29.7 million, compared to $30.2 million at the end of last year.
     Operating activities provided $1.0 million in cash for the quarter. Contributing to the positive cash flow were net earnings of $1.7 million and depreciation and amortization of $1.4 million. In addition, accounts payable increased $1.6 million, primarily caused by (and offset by the negative cash effect of) a $1.8 million increase in inventories. The accounts receivable increase of $2.1 million during the quarter consumed cash. These increases in accounts receivable and inventories were caused by increased sales during the period. Accrued expenses increased $.5 million during the quarter as a result of various items, including additional pension expense accruals.
     Cash used in investing activities was $1.5 million, due to capital expenditures made during the quarter.
     Cash used by financing activities was $3.0 million. Cash was consumed by dividend payments ($.6 million), repayment of short-term debt ($.4 million) and principal payments of long-term debt of $2.0 million.

     Recent balance sheet composition has been:

                                      March 31,    December 31,    March 31,
                                         1995           1994           1994
                                       ---------------------------------------
     Cash & cash equivalents               6%            10%             8%
     Other current assets                 58%            53%            53%
     Plant, property & equipment          29%            29%            31%
     Other assets                          7%             8%             8%
                                         ----           ----           ----
         Total                           100%           100%           100%
                                         ====           ====           ====
     Current liabilities                  30%            28%            30%
     Long-term debt                       15%            18%            19%
     Shareholders' equity                 55%            54%            51%
                                         ----           ----           ----
         Total                           100%           100%           100%
                                         ====           ====           ====

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

     Sales in the first quarter of 1995 increased 14.5% from the first quarter of 1994 to $40.0 million. The increase was attributable to including a full quarter of sales of the Fil-Mag Group, acquired January 17, 1994, and a 6.5% increase in the collective sales of the Company's other businesses, compared to their first quarter 1994 sales. All three of Technitrol's business segments experienced increased first quarter sales in 1995 compared to 1994.
     The March 31 backlog was $32.2 million, which represented an increase from the $28.7 million backlog at December 31, 1994. While the domestic market of the Electronic Products Segment experienced further softening of demand, bookings exceeded shipments for the quarter for both the Metallurgical Products Segment and the End User / Finished Products Segment.
     The increased quarterly sales of the Electronic Products Segment reflected an increase in Fil-Mag Group sales exceeding a decrease in the sales of the Company's Components Division. Quarterly gross profits for the segment declined from prior year levels, as did operating profits, since the loss of the higher profit margin sales in the Components Division was not offset by the increased profits of the Fil-Mag Group. After tax earnings of the segment benefited from the favorable offshore effective tax rates of entities within the Fil-Mag Group, relative to that of the Components Division, which is a domestic entity.
     The Metallurgical Products Segment's increase in quarterly sales from the comparable prior year period was primarily due to the shipments of Chace Precision Metals. Quarterly gross profits and operating profits of the segment also increased over 1994 levels. The increase included profit improvements of the Export, PA plant of Advanced Metallurgy, Inc. That plant includes the product line acquired from Engelhard in 1991. AMI's major markets are cyclical and reflect general trends in housing, automotive, appliances and capital equipment.
     End User/Finished Products Segment quarterly sales increased primarily as a result of an increase in sales of Lloyd Instruments. Approximately two-thirds of the sales increase at Lloyd resulted from the November 1994 acquisition of the assets of Erichsen, a German competitor. Profits for this segment, however, were lower than in the first quarter of last year as decreased profitability at Chatillon and Products Division, both on slightly lower sales, more than offset the profit improvement of Lloyd. Sales and earnings of the Products Division are lower as banking institutions continue to consolidate and domestic and foreign suppliers offer very competitively priced products.
     Total selling, general and administrative expenses increased to $7,775,000, but decreased slightly as a percentage of sales. Those expenses included a full quarter of activity of the Fil-Mag Group, along with costs associated with executive hiring at the corporate level.
     Net interest expense declined to $235,000 for the quarter, down from that of the comparable prior year period. The decrease reflected a $2 million principal payment of long-term debt during February 1995.
     The effective tax rates in the quarter were 30.5% in 1995 and 37.7% in 1994. The decrease was caused by proportionately more taxable income earned by the Company's offshore operating units, including Fil-Mag, which generally incur lower tax rates than those experienced by Technitrol's domestic operating units.

PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                         NONE
ITEM 2  CHANGES IN SECURITIES                                     NONE
ITEM 3  DEFAULTS UPON SENIOR SECURITIES                           NONE
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       NONE
ITEM 5  OTHER INFORMATION

     On April 24, 1995, Pulse Engineering, Inc. ("Pulse") accepted Technitrol's revised offer to purchase all of the issued and outstanding Class A common stock of Pulse in a transaction structured as a merger. Under its revised offer, Technitrol will purchase all the issued and outstanding Pulse shares for approximately $28.5 million in cash and approximately 1,950,000 shares of Technitrol stock. A shareholder receiving a pro rata allocation of the consideration will receive $4.25 in cash and .2906 shares of Technitrol common stock for each Pulse share owned. At closing, the .2906 shares of Technitrol will be adjusted upward if the average closing price for Technitrol's stock is below $13-3/4 and will be adjusted downward if the average closing price is above $16-3/8, both calculated on the closing prices during the ten trading days preceding the day prior to the closing.
     The acceptance by Pulse is subject to execution of a legally binding definitive agreement which will contain normal and customary representations, warranties, terms and conditions for transactions of this type including receipt of a fairness opinion, necessary regulatory approvals and approval by the shareholders of both companies. Technitrol's board of directors has approved the offer and, subject to an agreement, it will recommend to its shareholders that they approve it at a special meeting of the shareholders to be called later this year. The merger is expected to be completed in the third calendar quarter of 1995.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits                                            NONE
        (b)  Reports                                             NONE

                                 EXHIBIT INDEX
DOCUMENT

3.  (a)  Articles of Incorporation        Incorporated by reference to
                                          Form 10-Q for quarter ended
                                          September 30, 1985.

    (b)  Bylaws                           Incorporated by reference to
                                          Form 10-Q for the quarter ended
                                          September 30, 1990.

4.  Instruments defining rights of        Incorporated by reference to
    security holders                      Form 10-K for the year ended
                                          December 31, 1982.

21. Subsidiaries of Registrant            Page 10

27. Financial Data Schedule               Electronic Filing Only



                  EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT

Technitrol, Inc., which has no parent, has the following subsidiaries:

Name                                 State of Incorporation      Percent Owned
- ------------------------------------------------------------------------------
John Chatillon & Sons, Inc.          New York                    100%
Advanced Metallurgy, Inc.            Pennsylvania                100%
Technitrol International, Inc.       Delaware                    100%
Chace Precision Metals, Inc.         Delaware                    100%
Lloyd Instruments, Ltd.              United Kingdom              100%
Fil-Mag, Inc.                        California                  100%
Fil-Mag Taiwan Corporation           Taiwan                      100%
Fil-Mag Philippines Corporation      Philippines                 100%
Technitrol Investments, Inc.         Delaware                    100%

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TECHNITROL, INC.
                                        --------------------------------------
                                                  (Registrant)

           May 2, 1995                  /s/Robert J. Citrino
- ----------------------------------      --------------------------------------
              (Date)                    Robert J. Citrino
                                        Treasurer and Chief Financial Officer

           May 2, 1995                  /s/Albert Thorp, III
- ----------------------------------      ---------------------------------------
             (Date)                     Albert Thorp, III
                                        Corporate Controller and Principal
                                          Accounting Officer