Form 10-Q
period 1995-06-30
TECHNITROL INC
filed 1995-08-11
CIK 96763

                                                                   Exhibit index
                                                                   is on Page 10



                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            ______________________


                                   FORM 10-Q

 X  Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934 For the quarterly period ended June 30, 1995, or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.


Commission File No. 1-5375



                               TECHNITROL, INC.
              (Exact name of registrant as specified in Charter)



             PENNSYLVANIA                               23-1292472
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

   1210 Northbrook Drive, Suite 385
        Trevose, Pennsylvania                              19053
(Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number,
        including area code:                            215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    YES  X   NO ___
                                                   ---



Common Stock - Shares Outstanding as of June 30, 1995:    6,047,742

                       TECHNITROL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                           (in thousands of dollars)

                                                     June 30,        Dec. 31,
                                                     --------        -------
                 Assets                               1995            1994
                 ------                               ----            ----
Current assets:
  Cash and cash equivalents                       $    5,041      $    8,716
  Receivables:
    Trade                                             23,762          22,614
    Other                                                424             139
  Inventories:
    Finished goods                                     5,819           5,471
    Work in process                                    9,227           8,420
    Raw materials and supplies                        10,140           7,823
                                                    ----------      ----------
     Total inventories                                25,186          21,714
  Prepaid expenses                                     1,151             851
                                                    ----------      ----------
     Total current assets                             55,564          54,034
                                                    ----------      ----------

Property, plant and equipment                         57,696          55,180
  Less accumulated depreciation                       33,001          30,809
                                                    ----------      ----------
     Net property, plant and equipment                24,695          24,371
Investment in common stock warrants
  of Pulse Engineering (see Note 5)                    4,769              --
Deferred income taxes                                  2,523           2,409
Other assets                                           3,619           3,941
                                                    ----------      ----------
                                                  $   91,170      $   84,755
                                                    ==========      ==========
          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities:
  Current installments of long-term debt          $       22      $       22
  Short-term debt                                         --             756
  Accounts payable                                     6,202           5,841
  Income taxes payable                                 1,570           1,916
  Dividends payable                                      605             572
  Accrued payroll                                      2,704           3,118
  Accrued pension expense                              4,913           4,589
  Other accrued expenses                               8,225           7,060
                                                    ----------      ----------
     Total current liabilities                        24,241          23,874
                                                    ----------      ----------

Long-term debt, excluding current installments        18,113          15,124

Shareholders' equity:
  Common stock                                         1,118           1,118
  Additional paid-in capital                           4,730           4,329
  Retained earnings                                   48,454          45,923
                                                    ----------      ----------
                                                      54,302          51,370
  Less:  Cost of treasury stock                       (4,531)         (4,573)
  Unearned compensation under stock award plan          (834)           (560)
  Cumulative translation adjustment                     (121)           (480)
                                                    ----------      ----------
     Net shareholders' equity                         48,816          45,757
                                                    ----------      ----------
                                                  $   91,170      $   84,755
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                       TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                           (in thousands of dollars)

                                                              Three Months                    Six Months
                                                              ------------                    ----------
                                                              Ended June 30                 Ended June 30
                                                              -------------                 -------------
                                                            1995        1994              1995         1994
                                                            ----        ----              ----         ----

1.   Net sales                                          $  39,394   $  37,816         $  79,437      $  72,776

2.   Costs and expenses
     a)  Cost of goods sold                                27,588      27,492            57,090         53,009
     b)  Selling, general and administrative
           expenses                                         8,206       7,284            15,981         14,218
                                                           ------      ------            ------         ------

             Total costs and expenses                      35,794      34,776            73,071         67,227
                                                           ------      ------            ------         ------

3.   Operating profit                                       3,600       3,040             6,366          5,549

4.   Other income (expense)
         Interest                                            (313)       (201)             (548)          (471)
         Other                                                 --          52               (96)            13
                                                           ------      ------            ------         ------

             Total other income (expense)                    (313)       (149)             (644)          (458)
                                                           ------      ------            ------         ------

5.   Earnings before taxes                                  3,287       2,891             5,722          5,091

6.   Income taxes                                           1,267       1,149             2,010          1,979
                                                           ------      ------            ------         ------

7.   Net earnings                                       $   2,020   $   1,742         $   3,712     $    3,112
                                                           ======      ======            ======         ======

8.   Weighted average common shares
       outstanding                                      6,042,000   6,015,000         6,042,000      6,015,000

9.   Earnings per share                                 $     .33   $     .29         $     .61     $      .52

10.  Dividends declared per share                       $     .10   $    .093         $    .195     $     .187

Dollar amounts are in thousands except for earnings per share and dividends per share.

See accompanying notes to consolidated financial statements.

                                    3 of 11

                       TECHNITROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 1995 and 1994

                           (In thousands of dollars)

                                                                   June 30,        June 30,
                                                                   --------        --------
                                                                     1995            1994
                                                                     ----            ----

Cash flows from operating activities:
Net earnings                                                     $    3,712      $    3,112
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation and amortization                                     2,722           2,609
    Gain on disposal of equipment                                        50              --
    Changes in assets and liabilities net of effect of
      acquisition:
      (Decrease) in income taxes payable                               (295)           (229)
      Increase in accounts payable and accrued expenses               1,588           5,255
      (Increase) in accounts receivable                              (1,034)         (4,977)
      (Increase) in inventories                                      (3,355)         (4,421)
    Other, net                                                         (551)           (417)
                                                                  ----------      ----------
       Net cash provided by operating activities                      2,837             932
                                                                  ----------      ----------

Cash flows from investing activities:
    Acquisition of capital stock of the Fil-Mag Group, net of
      cash acquired                                                      --          (8,805)
    Acquisition of common stock warrants of Pulse
      Engineering                                                    (4,769)             --
    Capital expenditures, exclusive of acquired businesses           (2,920)         (1,831)
    Proceeds from sale of property, plant and equipment                  17              --
                                                                  ----------      ----------
       Net cash used in investing activities                         (7,672)        (10,636)
                                                                  ----------      ----------

Cash flows from financing activities:
    Dividends paid                                                   (1,179)         (1,121)
    Repayment of Fil-Mag Group funded indebtedness                       --          (1,014)
    Proceeds of long-term debt                                        5,000          10,000
    Principal payments of long-term debt                             (2,011)            (12)
    Net repayment of short-term debt                                   (769)         (1,173)
                                                                  ----------      ----------
       Net cash provided (used) by financing activities               1,041           6,680
                                                                  ----------      ----------
    Net effect of exchange rate changes on cash                         119              79

Net (decrease) in cash and cash equivalents                          (3,675)         (2,945)

Cash and cash equivalents at beginning of year                        8,716           7,721
                                                                  ----------      ----------
Cash and cash equivalents at June 30                             $    5,041      $    4,776
                                                                  ----------      ----------

 See accompanying notes to consolidated financial statements.

                                    4 of 11

                       TECHNITROL, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) Accounting Policies
    -------------------

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

(2) Acquisitions
    ------------

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

     The purchase price was $9,082,000 (net of expenses). In addition, the Company caused FMI to repay to FEE Technology, S.A. approximately $1 million of indebtedness. FFT was indebted to local banks in the amount of approximately $3.3 million, all of which has been retired since the acquisition. The purchase price and the $1 million debt repayment were financed by borrowing $10 million under a temporary acquisition line of credit and cash on-hand of approximately $400,000.

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

     Subsequent to the acquisition, eight key employees of the Fil-Mag Group entered into a covenant against competition with the Company in exchange for which the Fil-Mag Group paid them, in the aggregate, $1 million during the twelve months subsequent to the acquisition. The $1 million was financed by cash on-hand and is being amortized on a straight-line basis over the life of the covenant.

     The activity of the Fil-Mag Group for the period from January 1 to January 17, 1994, was not material to the consolidated results of the Company.

                       TECHNITROL, INC. AND SUBSIDIARIES

(3) Shareholders' Equity
    --------------------

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

(4) Supplemental Disclosure of Non-cash Transactions
    ------------------------------------------------

     During the six months ending June 30, 1995 and 1994, the Company issued to employees stock pursuant to the Company's Restricted Stock Plan having a fair value of $406,000 and $469,000, respectively.

(5) Merger Agreement with Pulse Engineering, Inc.
    --------------------------------------------

     On May 23, 1995, the Company and Pulse Engineering, Inc. ("Pulse") jointly announced that their respective Boards of Directors had approved a definitive merger agreement. Under the agreement, the Company will acquire all the issued and outstanding Pulse shares for approximately $24.0 million in cash and approximately 1,650,000 shares of the Company's stock and Pulse will become a wholly-owned subsidiary of the Company. Pulse stockholders can elect to receive all cash or all common stock of the Company, subject to the limitation that no more than 55% and no less than 50% of the Pulse shares will be converted to the Company's common stock. A stockholder receiving an equal allocation of cash and the Company's common stock will receive $4.25 in cash and .2906 shares of the Company's common stock for each Pulse share. At closing, the exchange ratio will be adjusted upward if the average closing price for the Company's stock is below $13-3/4 (equal to $8.00 per Pulse share) and will be adjusted downward if the average closing price is above $16-3/8 (equal to $9.52 per Pulse share), both calculated on the closing price of the Company's common stock during a ten trading day period preceding closing. The purchase price, if a Pulse stockholder receives 50% cash and 50% Technitrol common stock, will be no less than $8.25 nor more than $9.01 per Pulse share.

     The Company's and Pulse's Boards of Directors will recommend to their respective shareholders that they approve the merger at special meetings of the shareholders to be called in September, 1995. The merger is subject to various conditions which are normal and customary in transactions of this type including receipt of required regulatory approvals.

     The Company also acquired a warrant from an unrelated third party to purchase 655,489 shares of Pulse common stock at a warrant exercise price of $1.00 per share. The purchase price for the warrant was approximately $4,769,000. Based upon Pulse's most recent public filings, the warrant represents beneficial ownership of approximately 9.1% of the issued and outstanding Pulse common stock.

     Pulse, headquartered in San Diego, California, with operations in Hong Kong, the People's Republic of China and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

     The results for the second quarter of 1995 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the period presented and the consolidated balance sheet at June 30, 1995. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

Liquidity and Capital Resources
- -------------------------------

     Cash and cash equivalents totalled $5.0 million at June 30, 1995, compared to $8.7 million at December 31, 1994. Working capital was $31.3 million, compared to $30.2 million at the end of last year.

     Operating activities provided $2.8 million in cash for the half year. Contributing to the positive cash flow were net earnings of $3.7 million and depreciation and amortization of $2.7 million. In addition, accounts payable plus accrued expenses increased $1.6 million. Offsetting that favorable cash impact was a $1 million increase in accounts receivable and a $3.4 million increase in inventory. In general, sales increases caused the rise in payables and receivables. The inventory increase was primarily within the Company's Metallurgical Products Segment which has experienced on-going customer demand for "Just In Time" deliveries.

     Cash used in investing activities was $7.7 million. Capital expenditures made during the half totalled $2.9 million. Common stock warrants regarding Pulse Engineering, Inc. were purchased for $4.8 million during the second quarter. (See Note 5 of Notes to Consolidated Financial Statements.)

     Cash provided by financing activities was $1 million for the first six months of 1995. Debt proceeds net of repayments were $2.2 million and were used primarily for the purchase of the Pulse stock warrants. Separately, dividends of $1.2 million were paid.

     In connection with its financing activities relating to the cash portion of the pending Pulse merger, on June 29, 1995, Technitrol, Inc. entered into a commitment with three banks. The banks committed to provide up to $50 million of credit to the Company on an unsecured basis of which $20 million would be in the form of a five year term loan and up to $30 million would be in the form of a three year revolving line of credit. Closing of the loan transaction pursuant to the commitment is subject to fulfillment of various conditions which are normal and customary in transactions of this type. Proceeds of the loan will be used to refinance existing indebtedness (approximately $16 million), pay the cash portion of the merger consideration and related transaction expenses (approximately $19 million) with the balance available to provide working capital and funds for future acquisitions, if required. The Company believes that, when closed, the funds available under the line of credit will be sufficient for its foreseeable cash needs.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS (continued)
- -------------

Liquidity and Capital Resources (continued)
- -------------------------------

     Recent balance sheet composition has been:

                                               June 30,   December 31,   June 30,
                                                 1995         1994         1994
                                                 ----         ----         ----
     Cash & cash equivalents                      6%           10%          6%
     Other current assets                        55%           53%         57%
     Plant, property & equipment                 27%           29%         30%
     Other assets                                12%            8%          7%
                                               -----         -----       -----
        Total                                   100%          100%        100%
                                               =====         =====       =====
     Current liabilities                         27%           28%         30%
     Long-term debt                              20%           18%         18%
     Shareholders' equity                        53%           54%         52%
                                               -----         -----       -----
        Total                                   100%          100%        100%
                                               =====         =====       =====

Results of Operations
- ---------------------

     Second quarter 1995 sales totaled $39.4 million, an increase of 4.2% from the $37.8 million sold in the same quarter of 1994. The quarterly increase was attributable to sales increases realized by both the Electronic Products Segment and End User/Finished Products Segment which exceeded a sales decrease within the Metallurgical Products Segment.

     The backlog at June 30, 1995 was $29.7 million, compared to $32.2 million at March 31, 1995 and $28.7 million at December 31, 1994. Second quarter bookings approximated sales of the Electronic Products Segment, while quarterly sales slightly exceeded bookings of the End User/Finished Products Segment. Second quarter sales exceeded bookings of the Metallurgical Products Segment, reflecting the adverse volume impact of certain recent domestic economic activity on a portion of the product portfolio of Advanced Metallurgy, Inc.
(AMI).

     The increased quarterly sales of the Electronic Products Segment reflected an increase in Fil-Mag Group sales exceeding a decrease in the sales of the Company's Components Division. The latter sales decrease reflected continued softening in the domestic market for the Division's products. Quarterly gross profits for this Segment as a whole increased from prior year levels, as did operating profits. After tax earnings of the Segment benefited from the favorable offshore effective tax rates of entities within the Fil-Mag Group relative to that of the Components Division, which both manufactures and sells domestically.

     The Metallurgical Products Segment's decrease in quarterly sales from the comparable prior year period was primarily due to the decline in shipments of AMI. While sales and gross profit increased at Chace Precision Metals, quarterly gross profits and operating profits of the Segment as a whole decreased, due to the sales decrease experienced by AMI.

     End User/Finished Products Segment quarterly sales increased primarily as a result of Lloyd Instruments' current period shipments exceeding the second quarter of 1994. A portion of that increase was due to Lloyd's increased sales in Germany attributable to the recent acquisition of the Erichsen product line. Profits for this Segment as a whole increased from the comparable prior year period, reflecting the benefit of Lloyd's overall sales and gross profit improvements.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS (continued)
- -------------

Results of Operations (continued)
- ---------------------

     Total selling, general and administrative expenses of $8,206,000 increased slightly as a percentage of sales. Those expenses included non-recurring recruiting costs and incremental salary and benefit costs associated with executive hiring at the corporate level.

     Net interest expense increased to $313,000 for the quarter, up from that of the comparable prior year period. The increase reflected interest paid on $5 million of incremental borrowing during the quarter, used to purchase warrants of Pulse Engineering, Inc. (See Note 5 of Notes to Consolidated Financial Statements.) In addition, interest rates on the Company's borrowings were generally higher in the second quarter of 1995 than in the comparable prior year period.

     The effective tax rates in the second quarter were 38.5% in 1995 and 39.7% in 1994. The decrease was caused by more taxable income earned by the Company's offshore operating units, particularly Fil-Mag, which generally incur lower tax rates than those experienced by Technitrol's domestic operating units.

     Net earnings of $2,020,000, or $.33 per share, were realized in the current quarter, as compared with $1,742,000, or $.29 per share, earned during the same period in 1994.

PART II. OTHER INFORMATION
- ---------------------------

ITEM 1      LEGAL PROCEEDINGS                                         NONE

ITEM 2      CHANGES IN SECURITIES                                     NONE

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                           NONE

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       NONE
            The regular annual meeting of shareholders was held on May 23, 1995. Messrs. Roy E. Hock, Edward M. Mazze and Stanley E. Basara were elected to a three-year term as directors of the Company. KPMG Peat Marwick LLP was selected as the Company's independent public accountants for the year ended December 31, 1995. The results of the votes were as follows:

                                       For              Withhold Authority
                                       ---              ------------------
               Roy E. Hock             4,374,515            8,060
               Edward Mazze            4,375,775            6,800
               Stanley E. Basara       4,374,575            8,000
                                       For           Against        Abstain
                                       ---           -------        -------
               KPMG Peat Marwick LLP   4,245,175     132,530        4,870

ITEM 5      OTHER INFORMATION                                         NONE

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits                                             NONE
            (b)  Reports

            A report on Form 8-K dated May 22, 1995 was filed on or about June 19, 1995 with respect to information set forth above under "Part I -
            Item 1, Notes to Consolidated Financial Statements, Merger Agreement with Pulse Engineering, Inc."

                                 EXHIBIT INDEX

DOCUMENT
- --------


3.   (a)  Articles of Incorporation          Incorporated by reference to Form 10-Q
                                             for quarter ended September 30, 1985.

     (b)  Bylaws                             Incorporated by reference to Form 10-Q
                                             for the quarter ended September 30, 1990.


4.   Instruments defining rights of          Incorporated by reference to Form 10-K
     security holders                        for the year ended December 31, 1982.



21.  Subsidiaries of Registrant              Attached hereto


27.  Financial Data Schedule                 Electronic Filing Only

- --------------------------------------------------------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TECHNITROL, INC.
                                     -------------------------------------------
                                                   (Registrant)



         August 11, 1995               /s/Albert Thorp, III
- -------------------------------      -------------------------------------------
              (Date)                   Albert Thorp, III
                                       Vice President - Finance, Treasurer and
                                          Chief Financial Officer


         August 11, 1995               /s/Drew A. Moyer
- -------------------------------      -------------------------------------------
              (Date)                   Drew A. Moyer
                                       Corporate Controller, Assistant Treasurer
                                          and Principal Accounting Officer