Form 10-Q
period 1995-09-30
TECHNITROL INC
filed 1995-11-01
CIK 96763

Exhibit index
                                                      is on Page 12


                               UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION

                          Washington, D.C. 20549

                          ______________________


                                 FORM 10-Q

[X] Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1995, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ______________ to ______________.


Commission File No. 1-5375


                             TECHNITROL, INC.
            (Exact name of registrant as specified in Charter)



        PENNSYLVANIA                               23-1292472
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

  1210 Northbrook Drive, Suite 385
       Trevose, Pennsylvania                         19053
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
           area code:                             215-355-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.  YES  X   NO
                                                            ---     ---

Common Stock - Shares Outstanding as of October 20, 1995:      7,832,835

                     TECHNITROL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 September 30, 1995 and December 31, 1994
                         (in thousands of dollars)


            Assets                              Sept. 30, 1995   Dec. 31, 1994
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                        $ 30,136         $ 8,716
  Receivables:
    Trade                                            34,861          22,614
    Other                                               395             139
  Inventories:
    Finished goods                                    9,851           5,471
    Work in process                                   9,986           8,420
    Raw materials and supplies                       14,328           7,823
                                                   --------         -------
      Total inventories                              34,165          21,714
  Prepaid expenses                                    2,349             851
                                                   --------         -------
      Total current assets                          101,906          54,034
                                                   --------         -------
Property, plant and equipment                        79,806          55,180
  Less accumulated depreciation                      34,304          30,809
                                                   --------         -------
      Net property, plant and equipment              45,502          24,371
Deferred income taxes                                 3,241           2,409
Excess of cost over net assets acquired              11,148           2,320
Other assets                                          2,351           1,621
                                                   --------         -------
                                                   $164,148         $84,755
                                                   ========         =======


    Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Current liabilities:
  Current installments of long-term debt           $  2,165         $    22
  Short-term debt                                        --             756
  Accounts payable                                    5,733           5,841
  Income taxes payable                                4,418           1,916
  Dividends payable                                     783             572
  Accrued payroll                                     5,496           3,118
  Current portion of accrued pension expense          1,651           1,651
  Amounts due to former shareholders of
   Pulse (See Note 2)                                21,536              --
  Other accrued expenses                             15,187           7,060
                                                   --------         -------
    Total current liabilities                        56,969          20,936
Long-term liabilities:
  Long-term debt, excluding current installments     19,965          15,124
  Accrued pension expense                             4,038           2,938
  Other long-term liabilities                         1,638              --
Shareholders' equity:
  Common stock                                        1,341           1,118
  Additional paid-in capital                         36,842           4,329
  Retained earnings                                  49,344          45,923
                                                   --------         -------
                                                     87,527          51,370
  Cumulative translation adjustment                    (692)           (480)
  Less: Cost of treasury stock                       (4,532)         (4,573)
        Unearned compensation under stock
        award plan                                     (765)           (560)
                                                   --------         -------
    Total shareholders' equity                       81,538          45,757
                                                   --------         -------
                                                   $164,148         $84,755
                                                   ========         =======

See accompanying Notes to Consolidated Financial Statements, including Note 2 regarding the acquisition of Pulse Engineering, Inc.

                       TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                           (in thousands of dollars)

                                         Three Months          Nine Months
                                        Ended Sept. 30        Ended Sept. 30
                                      --------------------  -------------------
                                        1995       1994       1995       1994
-------------------------------------------------------------------------------
 1. Net sales                          $35,940    $36,591   $115,377   $109,367

 2. Costs and expenses
    a) Cost of goods sold               26,333     26,606     83,423     79,615
    b) Selling, general and
       administrative expenses           7,268      6,619     23,249     20,837
                                       -------    -------   --------   --------
         Total costs and expenses       33,601     33,225    106,672    100,452
                                       -------    -------   --------   --------
 3. Operating profit                     2,339      3,366      8,705      8,915

 4. Other income (expense)
      Interest                            (304)      (210)      (852)      (681)
      Other                                203       (151)       107       (138)
                                       -------    -------   --------   --------
        Total other income (expense)      (101)      (361)      (745)      (819)
                                       -------    -------   --------   --------
 5. Earnings before taxes                2,238      3,005      7,960      8,096

 6. Income taxes                           565      1,121      2,575      3,100
                                       -------    -------   --------   --------
 7. Net earnings                       $ 1,673    $ 1,884   $  5,385   $  4,996
                                       =======    =======   ========   ========

 8. Weighted average common shares
      outstanding                    6,042,000  6,016,000  6,042,000  6,016,000

 9. Earnings per share                 $   .28    $   .31   $    .89   $    .83

10. Dividends declared per share       $   .10    $  .095   $   .295   $   .282

Dollar amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements, including Note 2 regarding the acquisition of Pulse Engineering, Inc.

                       TECHNITROL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1994
                           (In thousands of dollars)

                                                         Sept. 30,   Sept. 30,
                                                            1995        1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                              $ 5,385     $ 4,996
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                             4,114       3,727
  Gain on disposal of equipment                                50          --
  Changes in assets and liabilities net of effect
   of acquisitions:
    (Decrease) in income taxes payable                       (426)       (170)
    Increase (decrease) in accounts payable and
     accrued expenses                                        (389)      2,875
    (Increase) decrease in accounts receivable                621      (4,351)
    (Increase) in inventories                              (4,253)     (3,174)
    (Increase) decrease in prepaid expenses                  (557)        355
    (Increase) decrease in other non-current assets             7        (761)
  Other, net                                                 (258)        (27)
                                                          -------     -------
      Net cash provided by operating activities             4,294       3,470
                                                          -------     -------

Cash flows from investing activities:
  Acquisition of capital stock of the Fil-Mag Group,
   net of cash acquired                                        --      (8,805)
  Cash acquired net of cash paid for acquisition of
   Pulse Engineering (See Note 2)                          16,658          --
  Capital expenditures, exclusive of acquired businesses   (4,046)     (2,350)
  Proceeds from sale of property, plant and equipment          17          --
                                                          -------     -------
      Net cash provided by (used in) investing activities  12,629     (11,155)
                                                          -------     -------

Cash flows from financing activities:
  Dividends paid                                           (1,751)     (1,683)
  Repayment of Fil-Mag Group funded indebtedness               --      (1,014)
  Proceeds of long-term debt                                9,000      10,000
  Principal payments of long-term debt                     (2,006)        (17)
  Net repayment of short-term debt                           (769)     (1,501)
                                                          -------     -------
      Net cash provided (used) by financing activities      4,474       5,785
                                                          -------     -------
  Net effect of exchange rate changes on cash                  23         118

Net increase (decrease) in cash and cash equivalents       21,420      (1,782)

Cash and cash equivalents at beginning of year              8,716       7,721
                                                          -------     -------

Cash and cash equivalents at September 30                 $30,136      $5,939
                                                          -------     -------

See accompanying Notes to Consolidated Financial Statements, including Note 2 regarding the acquisition of Pulse Engineering, Inc.

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

(2)  Acquisition

     On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"), pursuant to an Agreement and Plan of Merger, dated as of May 23, 1995. As a result of the merger, Pulse became a wholly-owned subsidiary of the Company. Pulse, headquartered in San Diego, California, and with operations in Hong Kong, the People's Republic of China and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

     The total purchase price approximates $61.5 million and consists of cash due to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The purchase price was arrived at pursuant to arms-length negotiations taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, business prospects of Pulse and the synergies of Pulse with the existing operations of the Electronic Products Segment of the Company. The fair value of the assets acquired and liabilities assumed approximated $66.5 million and $14.0 million, respectively. The excess of cost over net assets acquired approximated $9.0 million and will be amortized over 15 years.

     Approximately 1,785,000 shares of Technitrol common stock at a fair market value of $16.375 per share were issued to former holders of Pulse common stock. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. Approximately 269,000 shares of Technitrol common stock are issuable upon exercise of such options. Except for approximately 33,000 options which are not yet vested, all assumed options are currently exercisable at prices ranging from $1.73 to $15.61. The options have various expiration dates, the latest of which is in April 2001. The shares issued and the options outstanding were excluded from the weighted average shares outstanding used for calculating earnings per share for the period ended September 30, 1995, since they were issued on the last day of the period and, therefore, the effect on earnings per share was immaterial. The cash consideration included approximately $21.5 million paid to the former holders of Pulse common stock and approximately $1.5 million of transactions costs. Prior to September 30, 1995, approximately $5.0 million of cash was paid in connection with the acquisition including the purchase of a warrant for 655,489 shares of Pulse common stock in May 1995. On or about October 12, 1995, an additional $21.5 million was paid to the former shareholders of Pulse common stock.

                       TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions (continued)

     In conjunction with the Pulse acquisition, Technitrol established a credit facility with a group of banks (Corestates Bank, N.A., as Agent, Midlantic Bank, N.A. and Meridian Bank, N.A.) which authorizes Technitrol to borrow up to $50 million on an unsecured basis. Technitrol has used approximately $18 million of this credit facility to refinance existing indebtedness and approximately $4 million of the credit facility to partially fund the cash portion of the merger consideration.

     The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1994, unaudited consolidated pro forma results of operations would have been (in thousands, except for earnings per share):

                               Nine Months Ended    Nine Months Ended
                                 Sept. 30, 1995       Sept. 30, 1994
                               -----------------    -----------------
          Sales                      $191,062            $158,315
          Net earnings                $12,870                $162
          Earnings per share            $1.61               $0.02

     This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger. The per share amounts shown in the Consolidated Financial Statements for September 30, 1995 exclude the effect of these shares since they were issued on the last day of the period and had an immaterial effect on earnings per share for the period presented.

(3)  Shareholders' Equity

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

(4)  Supplemental Disclosure of Non-cash Transactions

     During the nine months ending September 30, 1995 and 1994, the Company issued to employees stock pursuant to the Company's Restricted Stock Plan having a fair value of $406,000 and $469,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The results for the three months and nine months ended September 30, 1995 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the period presented and the consolidated balance sheet at September 30, 1995. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

Liquidity and Capital Resources

     On September 29, 1995, the Company completed its acquisition of Pulse which is now a wholly-owned subsidiary of Technitrol, Inc. Since the acquisition took place on the last working day of the third quarter, Technitrol's September 30, 1995 Consolidated Balance Sheet includes that of Pulse.

     The Company's cash and cash equivalents totaled $30.1 million at September 30, 1995; however, $21.5 million in cash was then payable to the previous shareholders of Pulse and therefore treated as a current liability. This amount was subsequently paid in October 1995. Consolidated working capital was $44.9 million at the end of the third quarter.

     Year-to-date cash flow from operating activities (which exclude the effect of the acquisition of Pulse) provided net cash of $4.3 million. Contributing to the positive cash flow were net earnings of $5.4 million and depreciation plus amortization of $4.1 million. Receivables and payables decreased as a result of sales decreasing in the third quarter. Inventories have increased by $4.3 million since the end of 1994, primarily in the Metallurgical Products Segment where customers continue to move toward "just in time" deliveries. In addition, prepaid expenses increased by $.6 million through September. This increase included the effect of tool and die expenditures within the Metallurgical Products Segment which have not yet been fully amortized.

     Cash provided by investing activities was $12.6 million through September. Of that total, $16.7 million was the net amount received from the acquisition of Pulse. This amount represents the total cash acquired of $21.7 million less $5.0 million paid prior to September 30, 1995 for Pulse warrants.
Additionally, $21.5 million was used for cash payments made in October to previous Pulse shareholders. Separately, capital expenditures totaled $4.0 million for the nine months ending September 30.

     Year-to-date financing activities provided $4.5 million, consisting of net incremental borrowings of $6.2 million through September 1995 less the year-to-date dividend payments of $1.8 million.

     On September 29, 1995, the Company established a credit facility with a group of banks (Corestates Bank, N.A., as agent, Midlantic Bank, N.A. and Meridian Bank, N.A.) which authorizes Technitrol to borrow up to $50 million on an unsecured basis. The Company has used approximately $18 million of the credit facility to finance existing indebtedness, and approximately $4 million of the credit facility to partially fund the cash portion of the merger consideration. The Company believes that cash generated from operations together with funds available under the line of credit will be sufficient for Technitrol's foreseeable cash needs.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Recent balance sheet composition has been:

                                    September 30,   December 31,  September 30,
                                        1995            1994          1994
                                    -------------   ------------  -------------
     Cash & cash equivalents           18%(a)            10%             7%
     Other current assets              44%               53%            55%
     Plant, property & equipment       28%               29%            30%
     Other assets                      10%                8%             8%
                                      ----              ----           ----
         Total                        100%              100%           100%
                                      ====              ====           ====
     Current liabilities               34%(a)            25%            23%
     Long-term liabilities             16%               21%            23%
     Shareholders' equity              50%               54%            54%
                                      ----              ----           ----
         Total                        100%              100%           100%
                                      ====              ====           ====

(a) Includes cash due to former holders of Pulse common stock.


Results of Operations

     As noted above, the Company completed its acquisition of Pulse on September 29, 1995. Additional financial information regarding the acquisition of Pulse is included in Note 2 of the Consolidated Financial Statements contained elsewhere in this Form 10-Q. The Company's Consolidated Statements of Earnings do not include the results of Pulse, but will for the fourth quarter of 1995 and beyond. Pulse's profitability continued to improve during the most recent quarter, which included positive cash flow and incremental income on sales of more than $26 million. Pulse's backlog at September 30, 1995 was $26.1 million.

     For the three months ended September 30, 1995 and 1994:

     Third quarter 1995 sales decreased slightly to $35,940,000 from $36,591,000 in the comparable prior year period. In addition to a slight decrease in the quarterly sales of the Electronic Products Segment, the Metallurgical Products Segment experienced softening demand during the second and third quarters which contributed to the third quarter sales decrease. In particular, the domestic markets of Advanced Metallurgy, Inc. ("AMI") began to soften during the second quarter while third quarter demand for products of Chace Precision Metals, Inc. ("Chace") also declined. Quarterly sales of the End User/Finished Products Segment increased from the 1994 level. Sales increases occurred at John Chatillon and Sons, Inc. ("Chatillon") and at Lloyd Instruments, Ltd. ("Lloyd"). Causes of Chatillon's sales increase included incremental export sales (which benefited from favorable relationships between the U.S. dollar and certain foreign currencies) and additive sales of force measurement products as a result of recent product development efforts. Lloyd's sales increase included sales in Germany attributable to the Erichsen product line which was acquired in November 1994.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

     Excluding Pulse, the Company's September backlog was $27.6 million, compared to $27.1 million at September 30, 1994 and $28.7 million at December 31, 1994. Third quarter bookings approximated sales for the Electronic Products Segment, while quarterly sales exceeded bookings for the End User/Finished Products Segment. The latter was primarily caused by weak domestic demand for the currency counters and dispensers of the Products Division. Third quarter sales also exceeded bookings for the Metallurgical Products Segment, particularly at Chace.

     Third quarter 1995 gross profits of the Electronics Products Segment approximated those of 1994. Gross profits for the quarter increased within the Fil-Mag Group while the Components Division experienced a decline. That decline was caused by the recent softness in domestic demand for that Division's products. Proportionately more profit was earned by certain offshore entities of the Fil-Mag Group at lower effective tax rates than the domestic entities within the Segment, more than offsetting the after-tax decrease in domestic earnings.

     Within the Metallurgical Products Segment, both AMI and Chace experienced significant decreases in quarterly gross profits versus the comparable prior year period with the majority of the Segment's gross profit decline occurring at AMI. The decline in sales combined with increased price competition and rapidly escalating raw material costs (particularly in the metals markets), negatively impacted operations and profitability. Increased emphasis on manufacturing efficiencies, overhead reduction and a partial pass through of raw material cost increases have been instituted by management. Significant attention will continue to be placed on this Segment in the near term.

     Third quarter profits improved from year-to-year in the End User/Finished Products Segment. Chatillon and Lloyd each earned incremental profits on the additive sales activity described above.

     Selling, general and administrative expenses for the quarter increased to $7,268,000 or 20.2% of sales as compared to $6,619,000 or 18.1% of sales in the comparable 1994 period. Selling and marketing expenses increased due principally to the increase in sales activity within the End User/Finished Products Segment. General and administrative expenses also increased from year-to-year, with Lloyd incurring incremental expenses associated with the Erichsen product line.

     Net interest expense increased to $304,000 for the quarter, up from $210,000 in the comparable prior year period. The increase reflected interest paid on $5 million of incremental borrowing which was used during the second quarter to purchase stock warrants of Pulse. That debt remained outstanding through the third quarter.

     The effective tax rate decreased significantly for the quarter, to 25.2% in 1995 from 37.3% in 1994. The decrease was caused by proportionately more taxable income earned by the Company's offshore operating units, including certain Fil-Mag Group and Lloyd entities, which generally incur lower tax rates than those experienced by the Company's domestic operations.

     Net earnings of $1,673,000, or $.28 per share, in the third quarter of 1995 compared to $1,884,000, or $.31 per share, earned in the third quarter of 1994.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

     For the nine months ended September 30, 1995 and 1994:

     Sales for the first nine months of 1995 totaled $115.4 million, an increase of 5.5% over the $109.4 million sold in the comparable period of 1994. Year-to-date sales increases were realized by the Electronic Products Segment and the End User/Finished Products Segment, however, a sales decrease occurred in the Metallurgical Products Segment. The latter reflected the softening demand within the markets of AMI and Chace. The Electronic Products Segment continued to experience incremental Fil-Mag Group sales in excess of the current year's decrease in sales of the Components Division. While that Division's domestic markets remain weak, the backlog for the overall Segment remains strong.

     The Electronic Products Segment's improved gross profit for the first nine months reflected an increase in Fil-Mag Group sales exceeding a decrease in the sales of the Company's Components Division. Year-to-date gross profits for the total Segment increased from prior year levels, as did operating profits.
After tax earnings of the segment benefited from the favorable offshore effective tax rates of certain entities within the Fil-Mag Group relative to that of the domestic Components Division.

     The Metallurgical Products Segment's year-to-date sales decreased from the comparable prior year period due to the decline in shipments of AMI. While year-to-date sales increased at Chace, year-to-date gross profits and operating profits of the Segment declined. The majority of the decline occurred at AMI, where the softening demand combined with increased price competition and rapidly escalating raw material costs (particularly in the metals market during the third quarter) to negatively impact operations and profitability.

     Year-to-date End User/Finished Products Segment sales increased primarily as a result of Lloyd's year-to-date shipments exceeding the quantities shipped during the comparable 1994 period. A portion of that increase was due to Lloyd's increased sales in Germany attributable to the November 1994 acquisition of the Erichsen product line. Profits for this Segment increased from the comparable prior year period, due principally to Lloyd's overall profit improvements.

     Total selling, general and administrative expenses of $23.2 million through September of 1995 increased to 20.2% of sales from 19.1% of sales after nine months of 1994. Increased sales resulted in increased selling and marketing expenses, which rose by approximately $1.7 million for the year-to-date period. Separately, Lloyd's general and administrative expenses increased by approximately $700,000 due to incremental costs associated with greater levels of business activity plus the Erichsen product line which was acquired in November 1994.

     Net interest expense increased to $852,000 through September, up from that of the comparable period year period. The increase reflected interest paid on $5 million of incremental borrowing as noted above.

     The year-to-date effective tax rates were 32.3% in 1995 and 38.3% in 1994. The decrease was caused by proportionately more taxable income earned by the Company's offshore operating units, including certain Fil-Mag and Lloyd entities, which generally incur lower tax rates than those experienced by Technitrol's domestic operating units.

     Net earnings of $5,385,000, or $.89 per share, were realized through September 1995, as compared with $4,996,000, or $.83 per share, earned during the same period in 1994.

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                       NONE

ITEM 2   CHANGES IN SECURITIES                                   NONE

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                         NONE

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 27, 1995, a Special Meeting of Shareholders was held where an Agreement and Plan of Merger dated May 23, 1995, between Technitrol, Teco Sub, Inc. and Pulse Engineering, Inc. was approved and adopted. In addition, an amendment to the Registrant's Articles of Incorporation was approved and adopted which increased the number of authorized shares of Technitrol common stock from 10,000,000 shares to 30,000,000 shares. The results of the votes were as follows:

                                               For       Against    Abstain
                                             ---------   -------    -------
         Plan of Merger                      3,918,561    17,700     9,960
         Amendment to Articles
           of Incorporation                  4,267,050   331,419    13,860

ITEM 5   OTHER INFORMATION                                       NONE

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             The Exhibit Index is on page 12.

         (b) Reports
             A report on Form 8-K dated September 29, 1995 was filed on October 13, 1995 with respect to information regarding the acquisition of Pulse Engineering, Inc. as set forth above under "Part I - Item 1, Notes to Consolidated Financial Statements, Acquisition."

                                 EXHIBIT INDEX

DOCUMENT

  2.  Agreement and Plan of Merger           Incorporated by reference from the
                                             Registrant's Registration
                                             Statement on Form S-4 (No. 33-
                                             61965)

  4.  Instruments defining rights of         Incorporated by reference from
        security holders                     Form 10-K for the year ended
                                             December 31, 1982.

10.1  Pulse Engineering, Inc. 1991 Long-     Incorporated by reference from the
        Term Incentive Stock Option Plan     Registrant's Registration
                                             Statement on Form S-8 (No. 33-
                                             63203)

10.2  Pulse Engineering, Inc. Board of
        Directors Stock Option Plan          Same as above.

10.3  Pulse Engineering, Inc. Senior
        Management Stock Option Plan         Same as above.

10.4  Pulse Engineering, Inc. Non qualified
        Stock Option Plan                    Same as above.

 27.  Financial Data Schedule                Electronic Filing Only

-------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TECHNITROL, INC.
                                        ---------------------------------------
                                                       (Registrant)

          November 1, 1995              /s/Albert Thorp, III
-----------------------------------     ---------------------------------------
               (Date)                      Albert Thorp, III
                                           Vice President - Finance, Treasurer
                                           and Chief Financial Officer

          November 1, 1995              /s/Drew A. Moyer
-----------------------------------     ---------------------------------------
               (Date)                      Drew A. Moyer
                                           Corporate Controller, Assistant
                                           Treasurer and Principal Accounting
                                           Officer