Form 10-K
period 1995-12-31
TECHNITROL INC
filed 1996-03-22
CIK 96763

UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1995

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

       Registrant's telephone number, including area code: 215-355-2900

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class               Name of each Exchange on which registered
   -------------------               -----------------------------------------
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

The aggregate market value of voting stock held by non-affiliates as of February 15, 1996 is $199,314,000 computed by reference to the closing price on the American Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 1996.

                                                Number of shares outstanding
  Title of each class                                  February 15, 1996
  -------------------                                  -----------------
     Common stock                                           7,928,010
par value $.125 per share

                     DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                                  REFERENCE
---------                                                 --------------------
The Registrant's definitive Proxy Statement, dated        Part III
April 15, 1996, to be used in connection with             Page 14 of 38 pages
Registrant's 1996 Annual Meeting of Shareholders

                                    PART I
                                    ------

ITEM I  BUSINESS
----------------
     Technitrol, Inc. and its consolidated subsidiaries (collectively the "Company") segments its business into three industry areas: Electronic Components, Metallurgical Products and Test & Measurement Products. The industry segments are described in further detail below.
     Additional information on the Company's foreign operations is shown in the geographic segment information immediately following the industry segment information below.

Industry Segment Information
----------------------------
     * The Electronic Components Segment includes Pulse Engineering, Inc. ("Pulse"), the Fil-Mag Group ("Fil-Mag") and the Components Division of the Company. Pulse was acquired by the Company on September 29, 1995 and significantly increased the size of this segment. The Electronic Components Segment designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

     * The Metallurgical Products Segment includes the operations of Advanced Metallurgy, Inc. ("AMI") and Chace Precision Metals, Inc. ("Chace"). AMI manufactures electrical contacts and assemblies for a wide range of industrial customers. Separately, Chace produces thermostatic and clad metal products for a broad market of industrial and consumer product manufacturers.

     * The Test & Measurement Products Segment includes Lloyd Instruments, Ltd. ("Lloyd Instruments"), John Chatillon & Sons, Inc. ("Chatillon") and the Products Division. Lloyd Instruments manufactures a comprehensive range of material testing systems and markets its products throughout the world. Chatillon manufactures force measurement products and weighing devices and in each case markets these products both domestically and internationally. Until its sale in February 1996, the Products Division manufactured document counters and dispensers, and marketed its products internationally through distributors and on an OEM basis. (See Note 14 of Notes to Consolidated Financial Statements.) This Segment was previously called the End User/Finished Products Segment.

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

Industry Segment Financial Information          (in thousands of dollars)
-------------------------------------
Net sales                                     1995(a)      1994         1993
                                          --------     --------     --------
  Electronic Components ...............   $ 68,358     $ 41,173     $  9,375
  Metallurgical Products ..............     75,304       76,534       63,935
  Test & Measurement Products(b).......     32,757       28,737       27,147
                                          --------     --------     --------
    Total .............................   $176,419     $146,444     $100,457
                                          ========     ========     ========

Operating profit before income taxes
  Electronic Components ...............   $ 10,698     $  5,023     $  1,678
  Metallurgical Products ..............      1,846        4,792        2,058
  Test & Measurement Products(b).......      2,945        2,746        1,639
                                          --------     --------     --------
    Total operating profit ............   $ 15,489     $ 12,561     $  5,375
  Other income (expense), net .........       (948)      (1,172)        (210)
                                          --------     --------     --------
    Earnings before income taxes ......   $ 14,541     $ 11,389     $  5,165
                                          ========     ========     ========

Assets at end of year
  Electronic Components ...............   $ 80,109(c)  $ 25,054(d)  $  3,841
  Metallurgical Products ..............     35,659       37,054       34,317
  Test & Measurement Products(b).......     15,009       14,086       12,432
                                          --------     --------     -------
    Identifiable assets ...............   $130,777     $ 76,194     $ 50,590
  Corporate assets ....................     14,163        8,561        7,982
                                          --------     --------     -------
    Total .............................   $144,940     $ 84,755     $ 58,572
                                          ========     ========     ========

Capital expenditures
  Electronic Components ...............   $ 23,953(c)   $ 7,933(d)  $    238
  Metallurgical Products ..............      2,248        2,288        2,191
  Test & Measurement Products(b).......        846          569          226
                                          --------     --------     --------
    Total .............................   $ 27,047     $ 10,790     $  2,655
                                          ========     ========     ========

Depreciation and amortization
  Electronic Components ...............   $  2,430(c)  $  1,502(d)  $    646
  Metallurgical Products ..............      3,149        3,205        3,692
  Test & Measurement Products(b).......        666          564          653
                                          --------     --------     --------
    Total .............................    $ 6,245     $  5,271     $  4,991
                                          ========     ========     ========

(a) Includes three months of operations of Pulse Engineering, Inc. which was acquired on September 29, 1995. See Note 2 of Notes to
    Consolidated Financial Statements.
(b) Formerly End User/Finished Products Segment
(c) Includes property, plant and equipment acquired as part of the acquisition of Pulse Engineering, Inc.
(d) Includes property, plant and equipment acquired as part of the acquisition of the Fil-Mag Group. See Note 2 of Notes to Consolidated Financial Statements.

     In 1995 and in 1994, one customer accounted for slightly more than 10% of consolidated sales. The customer is a Fortune 150 entity principally doing business with the Metallurgical Products Segment. Another customer, then a Fortune 50 entity principally doing business with the Metallurgical Products Segment, produced revenues slightly exceeding 10% of total sales in 1993. Sales to the Company's ten largest customers accounted for 38% of sales in both 1995 and 1994 and 42% in 1993.

     Export sales from the United States totalled $15.3 million in 1995, $14.0 million in 1994 and $11.5 million in 1993. There has been no concentration of sales to any particular domestic or international geographic area. The Company's operations are divided into three geographic areas: North America, Far East, and Europe.

Geographic Information                      (in thousands of dollars)
----------------------
Sales to unaffiliated customers, from       1995         1994         1993
                                            ----         ----         ----
  North America ......................    $139,455     $121,051     $ 92,976
  Far East ...........................      16,936       16,036           --
  Europe .............................      20,028        9,357        7,481
                                          --------     --------     --------
    Total ............................    $176,419     $146,444     $100,457
                                          ========     ========     ========

Affiliate sales or transfers, from
  North America ......................    $    415     $     62     $    122
  Far East ...........................      41,424       10,141           --
  Europe .............................       1,310          629          615
                                          --------     --------     --------
    Total ............................    $ 43,149     $ 10,832     $    737
                                          ========     ========     ========

Operating Profit
  North America ......................    $  4,075     $  9,032     $  4,814
  Far East ...........................      10,103        2,473           --
  Europe .............................       1,317          901          603
  Eliminations .......................          (6)         155          (42)
                                          --------     --------     --------
    Total ............................    $ 15,489     $ 12,561     $  5,375
                                          ========     ========     ========

Identifiable assets
  North America ......................     $80,255    $  52,084     $ 45,619
  Far East ...........................      35,497       17,439           --
  Europe .............................      15,025        6,671        4,971
                                          --------     --------     --------
    Total ............................    $130,777     $ 76,194     $ 50,590
                                          ========     ========     ========

Global Activities
-----------------
     As a diversified global enterprise engaged in manufacturing activities, certain risks are inherent to the Company's business. One such risk is its operations in developing countries. The majority of the Electronic Components Segment's manufacturing is performed in the People's Republic of China (the "PRC"), Taiwan and the Philippines. Although the PRC is one of the world's fastest growing economies, its potential economic, political and labor developments provide a number of uncertainties and risks. While the current Philippine government has been quite receptive to foreign investment for manufacturing, there are no assurances that these receptive policies will continue and, if they do not continue, that they will not be replaced by economic, tax and/or labor policies which are less favorable to a foreign manufacturing presence than are the current policies. If the government of a country noted above (or any other country in which the Company has significant operations) should adopt economic, legal, or trading policies harmful to private industry or foreign investment, or, if a country should take any other action that would jeopardize the value of foreign investments, it could have a material adverse effect on the Company. The current tension between the PRC and Taiwan, if escalated, could lead to such action or to an American response which makes importation of product from the region difficult.

Sales and Marketing
-------------------
     Sales and marketing are accomplished by sales management, district managers, direct salesmen, representatives, agents, dealers and distributors. Within the Electronic Components Segment, the Company's products are sold primarily by the Company's field sales force to customers in the computer, local area network (LAN) and telecommunication markets. The field sales personnel are technically trained and actively involved in product development. Customers of the Metallurgical Products Segment, which include manufacturers of circuit protection, power control and power distribution equipment, purchase the Company's products primarily through sales personnel employed by the Company. Customers of the Company's Test & Measurement Products Segment include virtually every industry in performing inspection and in-process testing. The Company's Test & Measurement Products are sold through independent agents, dealers and distributors.

Competition
-----------
     The business of the Company is highly competitive, and with respect to each of its products, it faces competition from numerous firms, some of which are larger and possess greater financial resources.

Backlog
-------
     As of December 31, 1995, the Company's backlog of orders was $55.9
million compared to  $28.7 million at the end of 1994.   Substantially all
of the current backlog is scheduled for completion during the first six months of 1996. Most orders are subject to cancellation upon payment of normal cancellation charges. Normal delivery time for the Company's products is less than thirteen weeks. No material portion of the Company's business is seasonal in nature.

Raw Materials
-------------
     In its diverse manufacturing operations, the Company is not dependent upon any particular source of supply. However, there are relatively few suppliers of ferrite materials used in electronic components, powder metals used in electrical contacts, and specialty steel used in metal laminates.
     The Company has not encountered any significant difficulties in obtaining adequate supplies of these raw materials for manufacture of its products. During the second half of 1996, some significant price changes occurred relative to certain nonprecious metals used by the Company. Sales prices for many products that include these materials have been adjusted to include metal factors which reflect changes in these metals markets. One of the Company's subsidiaries engages in a business which utilizes silver as a raw material component. This material has been readily available and is anticipated to remain so.

Patents and Licenses
--------------------
     Although the Company possesses several patents and many trademarks and tradenames which are used in the conduct of its businesses, the Company does not consider its consolidated earnings to be materially dependent upon any one patent, trademark or license.

Research and Development
------------------------
     The Company does not engage in any basic research activities. Development activity is conducted principally by the Company's engineering personnel and is directed primarily toward the development of new products related to its current product lines and the improvement and enhancement of existing products.

Environment
----------
     Expenditures required for the Company to meet or exceed Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have any material effect on capital expenditures, earnings or competitive position.
     The Company is involved in several matters relating to superfund sites. The Company's involvement has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago at these sites. The Company has established reserves which it believes to be sufficient to cover the aggregate amount of the ultimate liability, if any, which the Company believes to be reasonably probable at this time.

Employees
---------
     At December 31, 1995, the Company had approximately 9,300 full time employees compared with 3,100 at the end of 1994. Certain operations of the Company, particularly in the Far East, are labor intensive.

Energy
------
     The Company did not experience any curtailment of supplies of electricity, gas or oil in 1995, and does not expect any curtailment in 1996.

Products
--------
     The Company's business is grouped into three industry segments and, within each segment, the primary products sold are similar in design, material content, application and customer base. Each Segment is continually changing its individual product offerings in response to customer needs and changes within the markets served. Further delineation of its product lines is not meaningful in gaining an understanding of the Company's business risks and opportunities. The Electronic Components Segment primarily produces magnetic-based electronic components for use in local area networks and communication applications. The Metallurgical Products Segment's main product offerings are electrical contacts and contact materials. The principal product line of the Test & Measurement Products Segment consists of products used in material testing and measurement, including hand-held force measurement gauges and tensile testing systems. These three industry Segments provide the framework with which to understand the Company's product lines and business taken as a whole.

ITEM 2  PROPERTIES
------------------
     The following properties were owned or leased by the Company at December 31, 1995. The Trevose and Philadelphia locations are used in more than one business segment. All other properties are used exclusively in one segment, as identified.

                               Approx.       Owned/    Lease     % Used
  Location                   Square  Ft.     Leased   Ending     for Mfg.     Comments
---------------------        -----------     ------   -------    --------     -------------------------------
Trevose, PA                        4,400     Leased     2001            0     Corporate headquarters
Philadelphia, PA                  70,000     Owned                     40     Location houses Products
                                                                              Division assets which were sold
                                                                              in 1996.

  Electronic Components
-----------------------
Greensboro, MD                    20,000     Owned                     95
San Diego, CA                     50,000     Owned                      0
Tuam, Ireland                     60,000     Owned                     35
Hong Kong                         13,000     Leased     1997            0
Dongguan, Peoples
  Republic of China              215,000     Leased     2007           95
Cavite, Philippines               50,000     Owned                     75     Building is owned; land is
                                                                              leased through 2007
Kaohsiung, Taiwan                 51,000     Owned                     55     Building is owned; land is
                                                                              leased through 2003

  Metallurgical Products
------------------------
Export, PA                       115,000     Leased     2001           80
McKeesport, PA                    23,000     Leased     2004          100
Delmont, PA                       30,000     Owned                     90
Lancaster, PA                     15,000     Leased     1996           85
Cedar Knolls, NJ                  48,000     Owned                     65
Reidsville, NC                   250,000     Owned                     70
Luquillo, P.R.                    32,000     Owned                     80
Luquillo, P.R.                    12,000     Leased     1998           40

Test & Measurement Products
---------------------------
Feasterville, PA                   2,000     Leased     1996            0     Lease assumed in 1996 by
                                                                              purchaser of Products Division
                                                                              assets.
Kew Gardens, NY                   67,000     Owned                     75
Greensboro, NC                    23,000     Owned                     60
Fareham, England                  22,000     Leased     2004           50
Wuppertal, Germany                20,000     Leased     2005           60
Versailles, France                 2,000     Leased     1997            0

The Company believes its facilities to be adequate for its present needs.

ITEM 3  PENDING LEGAL PROCEEDINGS
---------------------------------
     The Company is a defendant in several lawsuits which it considers to be in the normal course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
-------------------------------------------------------------------

                                  PART II

ITEM 5  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS
------------------------------------------------------------------------------
     Technitrol Inc.'s common stock is traded on the American Stock
Exchange. The following table reflects the high and low sales prices on such Exchange and the dividends paid to shareholders in each quarterly period during Technitrol's last two fiscal years.

QUARTER                       1ST          2ND          3RD          4TH
                            -------      -------      -------      -------
1995 HIGH                   $15.625      $15.000      $18.000      $23.750

1995 LOW                    $13.375      $13.250      $14.000      $15.875

1995 DIVIDENDS PAID         $ 0.095      $ 0.095      $ 0.100      $ 0.100

1994 HIGH                   $11.792      $12.917      $14.500      $16.000

1994 LOW                    $ 9.875      $10.875      $11.583      $12.000

1994 DIVIDENDS PAID         $  .093      $  .093      $  .093      $  .095

The approximate number of holders of record of the common stock, Technitrol Inc.'s only class of stock outstanding, as of January 12, 1996 was:

      TITLE OF CLASS                           NUMBER OF SHAREHOLDERS
      --------------                           ----------------------
      Common Stock                                       745
      par value $.125 per share

ITEM 6  SELECTED FINANCIAL DATA LAST 5 YEARS (in thousands, except per share data)
                                         1995(a)        1994(a)        1993           1992          1991
                                     --------       --------       --------       --------      --------
Net sales                            $176,419       $146,444       $100,457       $ 98,554      $ 81,169
  Net earnings                       $  9,340       $  6,944       $  3,356(b)    $  2,838      $  2,767
  Earnings per share                 $   1.43       $   1.15       $    .56(b)    $    .48      $    .47

Total assets                         $144,940       $ 84,755       $ 58,572       $ 55,708       $ 52,512

Total long-term debt                 $ 17,125       $ 15,146       $  5,167       $  6,887       $  4,965

Shareholders' equity                 $ 84,761       $ 45,757       $ 40,294       $ 38,657       $ 38,303

Net worth per share                  $  10.82       $   7.60       $   6.73       $   6.48       $   6.46

Working capital                      $ 43,242       $ 32,676       $ 24,056       $ 23,178       $ 23,161

  Working capital ratio              2.1 to 1       2.5 to 1       2.8 to 1       3.3 to 1       3.0 to 1

  Number of shares outstanding:
    Weighted average, including
      common stock equivalents          6,538          6,015          5,989          5,961          5,920

    Year end                            7,836          6,021          5,986          5,970          5,929

Dividends declared per share         $   .395       $   .376       $   .373       $   .373       $   .373

Price range per share:

  High                               $ 23.750       $ 16.000       $ 10.125       $ 11.000       $  9.875

  Low                                $ 13.250       $  9.875       $  7.583       $  6.625       $  8.080

(a) The Company acquired Pulse Engineering, Inc. in 1995 and the Fil-Mag Group in 1994. See Note 2 to Consolidated Financial Statements.
(b) Excludes cumulative effect of a change in accounting for income taxes.
    (See Note 6 to the Consolidated Financial Statements.)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents totalled $13.9 million at December 31, 1995, compared to $8.7 million a year earlier. Working capital was $43.2 million, compared to $32.7 million at December 31, 1994. The financial performance during the fourth quarter of 1995, which included the operations of Pulse Engineering, Inc. ("Pulse"), contributed to the year-to-year increase in working capital. Pulse was acquired at the end of September 1995 and the large increases in consolidated accounts receivable and inventory were due primarily to the Pulse balances acquired. Pulse had a favorable working capital ratio prior to the acquisition and it remained strong subsequent to the acquisition. Additional information regarding the Pulse acquisition is included in Note 2 of Notes to the Consolidated Financial Statements.

     Cash provided by 1995 operating activities was $18.2 million. The positive cash flow was composed mainly of net earnings of $9.3 million, depreciation and amortization of $6.2 million, and increases in accounts payable and accrued expenses of $1.2 million and $1.7 million, respectively. Depreciation and amortization amounts included three months of depreciation on the Pulse assets and three months of amortization of the goodwill resulting from the Pulse acquisition. Significant decreases in prepaid expenses and other assets (excluding amounts acquired from Pulse) also provided cash during the year. Cash was provided by a decrease in accounts receivable of $1.3 million while cash of $2.8 million was consumed by an increase in inventories. The increase in inventories includes amounts produced by the Electronic Components Segment, which includes Pulse, in anticipation of the Chinese
New Year holiday in February 1996. The Company's production operations in the Peoples Republic of China (the "PRC") and in Taiwan are typically closed for one to two weeks for this holiday and inventory is built in anticipation of the lost production time.

     Investing activities consumed $11.6 million during 1995. Capital expenditures constituted $5.9 million, excluding acquisitions. Separately, cash of $5.9 million was paid for the capital stock of Pulse stockholders, net of cash acquired. The cash portion of the purchase price, including the cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. Cash acquired from Pulse and used to partially fund the acquisition was approximately $21.7 million. Additional financing for the acquisition was provided by bank borrowings as described below. Projected 1996 capital expenditures are expected to be financed by internally generated funds.

     Cash used in financing activities was a net $1.3 million. Cash consumed by financing activities was due to combined debt reduction of $7.8 million and $2.5 million of dividend payments. It is expected that dividends will continue to be paid on a quarterly basis during 1996. Proceeds from long-term borrowings were $9.0 million. The proceeds included $5.0 million which was used to finance the May 1995 purchase of warrants for Pulse common stock. In connection with the September 1995 closing of the Pulse acquisition, an additional $4.0 million was borrowed under a bank syndicated credit facility which authorized Technitrol to borrow up to $50 million on an unsecured basis. Technitrol used approximately $18.0 million of this credit facility to refinance existing indebtedness (including the $5.0 million which had been borrowed to fund the Pulse warrant purchase in May 1995) and, separately, approximately $4.0 million of the credit facility to partially fund the acquisition costs and cash payments to former shareholders of Pulse. On December 29, 1995, the credit facility was amended in conjunction with a partial repayment and the total facility was reduced to $45.0 million.
Further payments in advance of the due date were made in February and March of 1996 in amounts of $6.0 million and $1.0 million, respectively. Approximately $3.6 million (before payment of related transaction expenses and costs) was received at the end of February 1996 from the sale of the Products Division as explained in Note 14 of Notes to the Consolidated Financial Statements. A portion of these funds were applied in March, as aforementioined, to pay off all amounts outstanding under the line of credit. The balance of the funds received will be used for general working capital purposes.

     The Company's foreign sales are conducted primarily through its foreign subsidiaries, principally in the Far East and Europe. In the Far East, the Company's sales are denominated primarily in U.S. dollars. In Europe, sales are denominated in local currencies (consisting mainly of English pounds and French francs) and in U.S. dollars. Since a very significant portion of the Company's foreign sales are denominated in U.S. dollars, the Company does not believe that its potential exposure to currency fluctuations is material to its business. During 1994, the Company did not purchase any currency exchange forward contracts or similar instruments generally utilized to reduce the risk of currency fluctuations. During 1995, a limited number of short-term forward contracts were purchased by a Pulse subsidiary in Europe. All such contracts were closed prior to the end of the year. These contracts are purchased in order to guarantee a predetermined currency exchange rate at the time the contract is purchased by transferring the risk or benefit of currency fluctuations to a third party.

     Slightly more than one-quarter of the Company's identifiable assets are located in the Far East and significant sales and operating profits are generated in that region. (See the geographic segment data included in Note 13 of Notes to the Consolidated Financial Statements.) The Company's operations in the region include manufacturing plants in the PRC, Taiwan and the Philippines. If unfavorable political, economic or other events occur in that region, they could have a material adverse effect on the Company's liquidity and capital resources. Management monitors events in the region and takes steps to reduce the risk of uncertainty when possible.

Balance Sheet Composition at December 31:

                                 1995    1994                                    1995    1994
                                 ----    ----                                    ----    ----
Cash and cash equivalents         10%     10%     Current liabilities             28%     25%

Other current assets              47%     53%     Long-term debt excluding
                                                    current installments          10%     18%

Property, plant, and equipment    31%     29%     Other non-current liabilities    4%      3%

Other assets                      12%      8%     Shareholders' equity            58%     54%
                                 ----    ----                                    ----    ----
Total                            100%    100%     Total                          100%    100%


RESULTS OF OPERATIONS
---------------------

1995 and 1994
-------------

Revenues
--------
     Consolidated sales for the Company were $176.4 million in 1995, an increase of 20.5% from 1994. The increase was largely due to the sales of Pulse, acquired at the end of September 1995. The Pulse sales included in the consolidated results of the Company were approximately $25.4 million. The sales increases of the Electronic Components Segment (which includes Pulse) and the Test & Measurement Products Segment exceeded a sales decrease experienced by the Metallurgical Products Segment. The Company's backlog at December 31, 1995 was $55.9 million, including $28.2 million for Pulse.

     The sales of the Electronic Components Segment increased from $41.2 million in 1994 to $68.4 million in 1995. The Fil-Mag Group and Pulse, along with the Components Division of the Company, have been combined into one world-wide operation serving the needs of the local area network (LAN) and telecommunications marketplaces. In addition to the Pulse sales noted above, sales of the Fil-Mag Group increased during the year. The lower sales level of the Components Division, which was caused by a decline in domestic demand for that Division's products, was more than offset by increased demand for products manufactured by Fil-Mag and Pulse. The strong demand of these markets for products produced by Pulse and the Fil-Mag Group continued into the beginning of 1996, as evidenced by solid backlog and order levels at the end of 1995. Operating profits for the Segment in 1995 were $10.7 million compared to $5.0 million in 1994. The sales and operating profits of the Segment included three months of Pulse activity.

     The Metallurgical Products Segment experienced a number of challenges during 1995 and the sales and operating profits of this Segment were lower than the 1994 levels. Sales in 1995 were $75.3 million, down from $76.5 million in 1994. A sales decrease at Advanced Metallurgy, Inc. ("AMI") exceeded a sales increase at Chace Precision Metals, Inc. ("Chace"). The sales of AMI and, to a lesser extent, Chace are affected by general trends in the domestic economy, particularly those in housing, automotive, appliances and capital equipment markets. During the second half of 1995, there was a softening in demand for the products of this Segment. In addition, the Segment's operating profits were negatively impacted by increased price competition and rapidly escalating raw material costs, particularly in the nonprecious metals markets. Management has focused significant attention on attaining increased manufacturing efficiencies and has implemented a partial pass-through of the raw material price changes by way of both a price increase and a metals factor. Operating profits of the Segment were $1.8 million in 1995, down from $4.8 million in 1994.

     In the Test & Measurement Products Segment, sales increases at John Chatillon & Sons, Inc. ("Chatillon") and Lloyd Instruments, Inc. ("Lloyd") exceeded a sales decrease at the Products Division. That sales decrease was primarily caused by weak domestic demand for the currency counters and dispensers manufactured by the Products Division. The February 1996 sale of the Products Division evidenced management's intention to focus on the test and measurement product lines within this Segment. Relative to the 1995 results, Lloyd in particular contributed to the higher sales and operating profits of the Segment. The 1995 Lloyd sales included a full year of the sales of Erichsen, a German subsidiary acquired late in 1994. Chatillon's sales benefited from recent product development efforts. Sales for the Segment increased from $28.7 million in 1994 to $32.8 million in 1995 while operating profits increased from $2.7 million to $2.9 million.

Cost of Sales
-------------
     In 1995, the Company's gross margin increased by 6%, from 29.6% of sales in 1994 to 31.5% in 1995. This margin increase was driven primarily by the strong product demand and increased manufacturing efficiencies within the Electronic Components Segment. These gains offset the lower gross profits of the Metallurgical Products Segment which experienced significant decreases in gross profits versus the prior year, with the majority of the gross profit decline occurring at AMI. The softer demand, increased price competition and rising metal costs noted above caused this decline.

Operating Expenses
------------------
     The Company's selling, general and administrative expenses increased to $40.2 million in 1995 from $30.8 million in 1994. This represented 22.8% of sales in 1995 and 21.0% of sales in 1994. The increase was primarily caused by the addition of Pulse for the fourth quarter.

Interest
--------
     Interest expense increased from $1.1 million in 1994 to $1.4 million in 1995 reflecting the incremental borrowing related to the Pulse acquisition.

                               Page 11 of 38
Income Taxes
------------
     The Company's effective income tax rate declined to 36% in 1995 from 39% in 1994. During 1995, proportionately higher taxable income was earned by the Company's foreign operations, which generally have lower tax rates than the domestic operations.

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS123"). Under the new standard, companies have the option of including certain stock-based compensation in the company's statement of earnings or, alternately, providing disclosure of the related compensation amounts in a note to the financial statements. The new disclosures apply to financial
statements for years beginning after December 15, 1995.   The Company
intends to adopt the disclosure alternative and does not expect FAS123 to have a material impact on its pro forma results of operations. During 1995, the Company did not grant incentive stock options to employees. However, in connection with the acquisition of Pulse on September 29, 1995 (see Note 2 to Consolidated Financial Statements), outstanding options to purchase Pulse common stock were assumed by the Company and converted into options to purchase Technitrol common stock. The difference between the exercise price and the market value of Technitrol stock at the date of acquisition was capitalized as part of the purchase price. No additional options are expected to be issued under the assumed plans. See Note 11 to the Consolidated Financial Statements for additional information regarding stock-based compensation provided by the Company.

     The Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, is effective for fiscal years beginning after December 15, 1995. The adoption of this standard is not expected to have a material impact on the Company.

1994 and 1993
-------------

Revenues
--------
     In 1994, consolidated sales were $146.4 million compared to $100.5 million in 1993. The 45.7% increase was due to the $30.8 million sales of the Fil-Mag Group, acquired in January 1994, and a combined sales increase of $15.1 million realized by the other businesses of the Company. All three of the Company's segments experienced increased sales in 1994 from 1993.

     The December 31 backlog was $28.7 million in 1994 and $14.9 million in 1993. Contributing to the increase was the Fil-Mag Group's backlog.

     The increase in sales of the Electronic Components Segment to $41.2 million included the sales of the Fil-Mag Group as noted above. Operating profit of the Electronics Components Segment increased to $5.0 million in 1994, compared to $1.7 million in the prior year. The increase reflected the fifty weeks of profits of the Fil-Mag Group since its acquisition in January 1994. As a percentage of sales, this segment's annual operating profits equaled 12.2% which was the highest of the Company's three product segments. Year end backlog and order volumes indicated a softening in the segment's domestic markets, while offshore demand remained relatively strong.

     The Metallurgical Products Segment produced increased sales, operating profit and operating profit as a function of sales in 1994 as compared to 1993. AMI experienced its largest sales and profit improvements to the product line which was acquired from Engelhard Corporation in 1991.
Housing starts continued to have an eventual impact on demand for various AMI products. Management monitored the indirect effect that interest rate increases had on AMI backlog levels which were stable entering the first quarter of 1995. Separately, Chace sales and operating profits also grew year-to-year. On-going efforts aimed at cost containment and quality improvements contributed to the growth in sales volume and profits. Chace's proven ability to compete in a demanding industrial market was reflected by a strong backlog position as it began 1995.

     Two of the three operating units within the Test & Measurement Products Segment experienced an increase in sales and operating profits. Chatillon sales volume and profitability improved in its primary product families, as the improved economic climate contributed to more favorable market conditions. Lloyd's year-to-year sales increase reflected incremental unit sales and the absence of the unfavorable currency translation which negatively impacted 1993 results. Lower sales and operating profit occurred at the Company's Products Division. Domestic demand for currency counters and dispensers decreased during 1994, which was also the first full year subsequent to the Division withdrawing as a provider of engineering services on a prime contract basis to an agency of the U.S. Government.

Cost of Sales
-------------
     In 1994, the Company's overall gross margin increased to 29.6% of sales from 26.9% in 1993. Improvements were made in each of the Company's three business segments. The addition of the Fil-Mag Group within the Electronic Components Segment, cost containment and quality improvements within the Metallurgical Products Segment and the higher sales of Chatillon and Lloyd included in the Test & Measurement Products Segment all contributed to a higher gross margin in 1994.

Operating Expense
-----------------
     The Company's selling, general and administrative expenses increased to $30.8 million in 1994 from $21.6 million in 1993. The key reason for the increase was the addition of the Fil-Mag Group.

Interest
--------
     Interest expense grew to $1.1 million, caused by the $10 million increase in outstanding debt to fund the Fil-Mag Group acquisition and rising interest rates during the year.

Income Taxes
------------
     1994 income tax expenses increased as a function of pre-tax earnings. The 1994 effective income tax rate rose to 39% from 35% in 1993 as a result of proportionately higher taxable income being earned by the Company's domestic operations. Effective income tax rates of the domestic operations generally exceed those of the Company's offshore operations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
     The Company's consolidated financial statements, notes to the consolidated financial statements, together with the opinion of the Company's independent auditors and the supplementary financial information required by this item are attached hereto and made part hereof.

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE
-------------------------------------------------------------------

                                 PART III

                           CROSS REFERENCE INDEX

                 FORM 10-K
          ITEM NUMBER AND CAPTION            INCORPORATED MATERIAL
          ------------------------------     ------------------------------
ITEM 10   DIRECTORS, EXECUTIVE OFFICERS,     REGISTRANT'S DEFINITIVE PROXY
            PROMOTERS & CONTROL PERSONS        STATEMENT
ITEM 11   EXECUTIVE COMPENSATION             REGISTRANT'S DEFINITIVE PROXY
                                               STATEMENT
ITEM 12   SECURITY OWNERSHIP OF CERTAIN      REGISTRANT'S DEFINITIVE PROXY
            BENEFICIAL OWNERS AND             STATEMENT
            MANAGEMENT
ITEM 13   CERTAIN RELATIONSHIPS AND          REGISTRANT'S DEFINITIVE PROXY
            RELATED TRANSACTIONS               STATEMENT


                                  PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------
    (a)   Documents filed as part of this report

          Financial Statements
          --------------------

          Independent Auditors' Report
          Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Earnings and Retained Earnings -
            Years ended December 31, 1995, 1994 and 1993
          Consolidated Statements of Cash Flows - Years ended
            December 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

          Financial Statement Schedules
          -----------------------------

          Schedule II, Valuation and Qualifying Accounts

    (b) The Company filed a report on Form 8-K on October 13, 1995 regarding the acquisition of Pulse Engineering on September 29, 1995.

    (c)   Exhibits

          (11) Computation of Primary and Fully Diluted Earnings Per Share
          (21) Subsidiaries of the Registrant
          (23) Consent of Certified Public Accountants
          (27) Financial Data Schedule (electronic filing only)

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By    /s/Thomas J. Flakoll
      -------------------------------------
      Thomas J. Flakoll
      Chief Executive Officer and Director

Date  March 20, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/Stanley E. Basara               By   /s/Drew A. Moyer
     -------------------------------         ------------------------------
     Stanley E. Basara                       Drew A. Moyer
     Director                                Corporate Controller
                                             (Principal Accounting Officer)

Date March 20, 1996                     Date March 20, 1996

By   /s/John E. Burrows, Jr.            By   /s/James M. Papada, III
     -------------------------------         ------------------------------
     John E. Burrows, Jr.                    James M. Papada, III
     Director                                Chairman of the Board of Directors

Date March 20, 1996                     Date March 20, 1996

By   /s/J. Barton Harrison              By   /s/James J. Rafferty, Jr.
     -------------------------------         ------------------------------
     J. Barton Harrison                      James J. Rafferty, Jr.
     Director                                Vice President and Director

Date March 20, 1996                     Date March 20, 1996

By   /s/Roy E. Hock                          By /s/Albert Thorp, III
     -------------------------------         ------------------------------
     Roy E. Hock                             Albert Thorp, III
     Director                                Vice President - Finance and
                                             Treasurer (Principal Financial
                                             Officer)

Date March 20, 1996                     Date March 20, 1996

By   /s/Graham Humes
     -------------------------------
     Graham Humes
     Director

Date March 20, 1996

By   /s/Edward M. Mazze
     ------------------------------
     Edward M. Mazze
     Director

Date March 20, 1996

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                           Financial Statements
                             --------------------
Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Earnings and Retained Earnings -
  Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years ended
  December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


                       Financial Statement Schedules
                       -----------------------------
Schedule II - Valuation and Qualifying Accounts

                       Independent Auditors' Report



The Board of Directors and Shareholders
Technitrol, Inc.:

We have audited the consolidated financial statements of Technitrol, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 1, 1996

                     TECHNITROL, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1995 and 1994

              In thousands of dollars, except for share data

               Assets                                 1995           1994
               ------                               --------       -------
Current Assets:
  Cash and cash equivalents                         $ 13,894        $ 8,716
  Receivables:
    Trade                                             33,431         22,614
    Other                                                308            139
  Inventories                                         32,962         21,714
  Prepaid expenses and other current assets            2,019            851
                                                    --------        -------
      Total current assets                            82,614         54,034

Property, plant and equipment                         81,063         55,180
  Less accumulated depreciation                       35,935         30,809
                                                    --------        -------
      Net property, plant and equipment               45,128         24,371
Deferred income taxes                                  4,132          2,409
Excess of cost over net assets acquired               10,957          2,320
Other assets                                           2,109          1,621
                                                    --------        -------
                                                    $144,940        $84,755
                                                    ========        =======

    Liabilities and Shareholders' Equity
    ------------------------------------
Current liabilities:
  Current installments of long-term debt            $  2,023        $    22
  Short-term debt                                         --            756
  Accounts payable                                     8,359          5,841
  Accrued expenses                                    28,990         14,739
                                                    --------        -------
      Total current liabilities                       39,372         21,358

Long-term liabilities:
  Long-term debt, excluding current installments      15,102         15,124
  Accrued pension expense                              2,237          2,516
  Other long-term liabilities                          3,468             --

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, $.125 par. 30,000,000 shares
    authorized and 10,733,832 issued in 1995;
    10,000,000 shares authorized and 8,943,960
    issued in 1994.                                    1,342          1,118
  Additional paid-in capital                          36,907          4,329
  Retained earnings                                   52,517         45,923
                                                    --------        -------
                                                      90,766         51,370

  Less: Cost of treasury stock (2,897,963 shares
    in 1995, and 2,922,508 in 1994)                   (4,535)        (4,573)
  Unearned compensation under stock award plan          (697)          (560)
  Cumulative translation adjustment                     (773)          (480)
                                                    --------        -------
      Total shareholders' equity                      84,761         45,757
                                                    --------        -------
                                                    $144,940        $84,755
                                                    ========        =======

See accompanying Notes to Consolidated Financial Statements.

                      TECHNITROL, INC. AND SUBSIDIARIES
          Consolidated Statements of Earnings and Retained Earnings
                 Years ended December 31, 1995, 1994 and 1993
                     In thousands, except per share data

                                                 1995        1994        1993
                                               --------    --------    --------
Net sales                                      $176,419    $146,444    $100,457
Cost of sales                                   120,765     103,096      73,480
                                               --------    --------    --------
  Gross profit                                   55,654      43,348      26,977

Selling, general and administrative expenses     40,165      30,787      21,602
                                               --------    --------    --------
  Operating profit                               15,489      12,561       5,375
Other income (expense):
  Interest income                                   374         140         108
  Interest expense                               (1,383)     (1,130)       (389)
  Other, net                                         61        (182)         71
                                               --------    --------    --------
                                                   (948)     (1,172)       (210)
                                               --------    --------    --------
    Earnings before income taxes                 14,541      11,389       5,165
Income taxes                                      5,201       4,445       1,809
                                               --------    --------    --------

Net earnings before cumulative effect of a
  change in accounting for income taxes        $  9,340    $  6,944    $  3,356

Cumulative effect on prior years
  (to January 1, 1993) of a change in
   accounting for income taxes (Note 6)              --          --         261
                                               --------    --------    --------
Net earnings                                   $  9,340    $  6,944    $  3,617
                                               ========    ========    ========
Earnings per share:
Before cumulative effect of a change in
  accounting for income taxes                  $   1.43    $   1.15    $    .56
Cumulative effect of a change in accounting
  for income taxes                             $     --    $     --    $    .04
                                               --------    --------    --------
Total earnings per share                       $   1.43    $   1.15    $    .60
                                               ========    ========    ========
Average outstanding common and
  equivalent shares                               6,538       6,015       5,989
                                               ========    ========    ========
Retained earnings:
    Balance at beginning of year               $ 45,923    $ 41,993    $ 40,614
    Net earnings for the year                     9,340       6,944       3,617
                                               --------    --------    --------
                                               $ 55,263    $ 48,937    $ 44,231
    200% Common stock dividend                       --         745          --
    Cash dividends declared:
      ($.395 per share in 1995, $.376 in
      1994 and $.373 in 1993)                     2,746       2,269       2,238
                                               --------    --------    --------
    Balance at end of year                     $ 52,517    $ 45,923    $ 41,993
                                               ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                       TECHNITROL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1995, 1994, and 1993
                            In thousands of dollars

Cash flows from operating activities:             1995        1994        1993
                                                -------     -------     -------
  Net earnings                                  $ 9,340     $ 6,944     $ 3,617
  Cumulative effect of a change in accounting
    for income taxes                                 --          --        (261)
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization                   6,245       5,271       4,991
  Loss (gain) on disposal of equipment              (40)         88         (60)
Changes in assets and liabilities net of
  effect of acquisitions:
    Increase in deferred tax benefits            (1,711)     (1,019)       (492)
    Increase in accounts payable                  1,216       1,082         689
    Increase in accrued expenses                  1,704       4,967       1,779
    (Increase)decrease in accounts receivable     1,346      (4,626)        142
    (Increase)decrease in inventories            (2,769)     (2,482)      1,031
  Other, net                                      2,848        (606)        112
                                                -------     -------     -------

    Net cash provided by operating activities    18,179       9,619      11,548
                                                -------     -------     -------

Cash flows from investing activities:
  Acquisition of capital stock of the Fil-Mag
    Group, net of cash acquired                      --       (8,805)       --
  Acquisition of Pulse, net of cash acquired     (5,872)          --        --
  Capital expenditures, exclusive
    of acquisitions                              (5,864)      (4,429)    (2,655)
  Proceeds from sale of property, plant
    and equipment                                   158          282         71
                                                -------      -------    -------
      Net cash used in investing activities     (11,578)     (12,952)    (2,584)
                                                -------      -------    -------

Cash flows from financing activities:
  Repayment of Fil-Mag Group
    funded indebtedness                             --       (1,014)         --
  Principal payments on long-term debt          (7,022)         (21)     (8,421)
  Net repayments of short term debt               (756)      (2,504)         --
  Proceeds of long-term borrowings               9,000       10,000       6,700
  Dividends paid                                (2,534)      (2,255)     (2,237)
                                                -------     -------     -------
      Net cash provided by (used in)
        financing activities                    (1,312)       4,206      (3,958)
                                               -------      -------     -------
  Net effect of exchange rate changes
    on cash                                       (111)         122         (33)

  Net increase in cash and
    cash equivalents                              5,178         995       4,973

Cash and cash equivalents at beginning of year    8,716       7,721       2,748
                                                -------     -------     -------

Cash and cash equivalents at end of year        $13,894     $ 8,716     $ 7,721
                                                =======     =======     =======

See accompanying Notes to Consolidated Financial Statements.

                     TECHNITROL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of Technitrol, Inc. (the "Company") and all of its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
     Cash and cash equivalents include funds invested in a variety of liquid short-term investments with a maturity of three months or less.

Inventories
-----------
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories on consignment from suppliers ($11,118,000 at December 31, 1995 and $14,063,000 at December 31, 1994). This inventory consists primarily of silver which is used in the Company's metal contact manufacturing business.

Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets and has been provided for on both the accelerated and the straight line methods. The estimated useful lives range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from the balance sheet, and any resulting gains or losses are included in earnings.

Excess of Cost over Net Assets
------------------------------
     Excess of cost over net assets acquired (which the Company believes has continuing value) is being amortized on a straight-line basis over 15 years. The recoverability of its carrying value is evaluated on a recurring basis by determining whether the amortization of its remaining balance can be recovered through future operating cash flows of the acquired operation.

Earnings per Share
------------------
     Earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the year, including common share equivalents. Common share equivalents are incremental shares attributed to outstanding options to purchase common stock. Relevant earnings per share amounts have been restated to reflect a 200% stock dividend recorded on September 18, 1994.

Foreign Currency Translation
----------------------------
     Most foreign subsidiaries' functional currency is the U.S. dollar; those entities translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. The remaining entities use the local currency as the functional currency and translate net assets at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected in the shareholders' equity section titled "Cumulative translation adjustment."

Fair Value of Financial Instruments
-----------------------------------
     The carrying value of cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of long term debt approximates fair value after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities.

                                     2

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(1) Summary of Significant Accounting Policies, continued
    ------------------------------------------
Estimates
---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)  Acquisitions
     ------------
     On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"), pursuant to an Agreement and Plan of Merger dated May 23, 1995. As a result of the merger, Pulse became a wholly-owned subsidiary of the Company. Pulse, headquartered in San Diego, California, and with operations in Hong Kong, the People's Republic of China and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

     The total purchase price approximated $61.5 million and consisted of cash paid to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The fair value of the assets acquired and liabilities assumed approximated
$66.5 million and $14.0 million, respectively. The excess of cost over net assets acquired approximated $9.0 million.

     Approximately 1,785,000 shares of Technitrol common stock at a fair market value of $16.375 per share were issued to former holders of Pulse common stock. The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. At the date of acquisition, approximately 269,000 shares of Technitrol common stock were issuable upon exercise of such options and, except for approximately 33,000 options which were not yet vested, all assumed options were exercisable immediately at prices ranging from $1.73 to $15.61. The options have various expiration dates, the latest of which is in April 2001. The shares issued and the options outstanding were included in the weighted average shares outstanding used for calculating earnings per share for the quarter and the year ended December 31, 1995.

     In conjunction with the Pulse acquisition, Technitrol established a credit facility with a group of banks which authorized Technitrol to borrow up to $50 million on an unsecured basis. Technitrol initially used approximately
$18 million of this credit facility to refinance existing indebtedness and, separately, approximately $4 million of the credit facility to partially fund the cash portion of the merger consideration. On December 29, 1995, the credit facility was amended in conjunction with a partial repayment and the total facility was reduced to $45 million.



                                                                (continued)

                               Page 22 of 38


                                     3

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions, continued
     ------------
     Since the shares issued to the former holders of Pulse common stock and the options assumed in connection with the acquisition were outstanding for the entire fourth quarter (but only for a portion of the entire year), the weighted average shares outstanding were considerably different for the year than for the fourth quarter alone. As a result, the earnings per share for the year will not equal the sum of the four quarterly earnings per share amounts.

     The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1994, unaudited consolidated pro forma results of operations would have been (in thousands, except for earnings per share):

                                  Year Ended          Year Ended
                                Dec. 31, 1995       Dec. 31, 1994
                                -------------       -------------
          Sales                      $252,104            $177,913
          Net earnings                $16,825                  $8
          Earnings per share            $2.10               $0.00

     This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger.

     On January 17, 1994, the Company, through its wholly-owned subsidiary, Technitrol International, Inc., a Delaware corporation, acquired from FEE Technology, S.A. all of the issued and outstanding capital stock of FEE Fil-Mag Taiwan Corporation ("FFT"), FEE Fil-Mag Singapore Pte. Corporation ("FFS") and Fil-Mag, Inc. ("FMI"). FFT, FFS and FMI are referred to below as the "Fil-Mag Group". The Fil-Mag Group is a supplier of magnetic components to domestic and international manufacturers of PCs, network interface cards, network controllers and other devices that are connected to data communications networks such as Token Ring and Ethernet. The Fil-Mag Group conducted manufacturing operations in its plants in Taiwan and the Philippines; engineering activities at its San Diego, California location; and sales operations through offices in France, Singapore and San Diego.

     The purchase price of the Fil-Mag Group was $9,082,000 (net of expenses). In addition, the Company caused FMI to repay to FEE Technology, S.A. approximately $1 million of indebtedness. FFT was indebted to local banks in the amount of approximately $3.3 million, all of which has been retired since the acquisition. The assets acquired and liabilities assumed approximated $15.5 million and $8.6 million, respectively. The excess of cost over net assets acquired approximated $2.5 million. The purchase price and the $1 million debt repayment were financed by borrowing $10 million under a temporary acquisition line of credit and cash on-hand of approximately $400,000.


                                                                (continued)

                               Page 23 of 38

                                     4

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions, continued
     ------------
     Subsequent to the acquisition, eight key employees of the Fil-Mag Group entered into a covenant against competition with the Company in exchange for which the Fil-Mag Group paid them, in the aggregate, $1 million during the twelve months subsequent to the acquisition. The $1 million was financed by cash on-hand and is being amortized on a straight-line basis over the life of the agreement.

     The purchase price for Pulse and the purchase price for the Fil-Mag Group were arrived at pursuant to arms-length negotiations, taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, business prospects of Pulse and each member of the Fil-Mag Group and the synergies of the businesses with the current operations of the Company.

(3)  Financial Statement Details
     ---------------------------
     The following provides details for certain financial statement captions at December 31, 1995 and 1994:

                                                       1995           1994
                                                     -------        -------
Inventories
  Finished goods                                     $12,926        $ 5,471
  Work in progress                                     8,888          8,420
  Raw materials and supplies                          11,148          7,823
                                                     -------        -------
                                                     $32,962        $21,714
                                                     =======        =======

Property, plant and equipment
  Land                                               $ 2,152        $ 1,044
  Buildings and improvements                          23,026         15,074
  Machinery and equipment                             55,885         39,062
                                                     -------        -------
                                                     $81,063        $55,180
                                                     =======        =======

Accrued expenses
  Income taxes payable                               $ 7,082        $ 1,916
  Dividends payable                                      784            572
  Accrued compensation                                 5,980          3,118
  Current portion of accrued pension expense           2,321          2,073
  Other accrued expenses                              12,823          7,060
                                                     -------        -------
                                                     $28,990        $14,739
                                                     =======        =======





                                                                (continued)

                               Page 24 of 38


                                     5

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(4)  Long-term Debt
     --------------
Long-term debt was as follows (in thousands):


                                                              1995        1994
                                                              ----        ----
Bank Loans
----------

  Fixed rate term loan (6.65%) due December 29, 2000       $10,000     $    --

  Variable rate revolving credit facility with $35.0
    million maximum draw, due September 29, 1998           $ 7,000          --

  Variable-rate (LIBOR plus 0.75%) bank loan facility
    with $20.0 million maximum draw, due March 1997
    (6.97% rate at December 31, 1994)                       $   --     $15,000
                                                           -------     -------
      Total bank loans                                     $17,000     $15,000

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

  4.5% mortgage notes, due in monthly installments
    until 2000                                                 125         146
                                                           -------     -------
      Total long-term debt                                  17,125      15,146

  Less current installments                                  2,023          22
                                                           -------     -------
  Long-term debt excluding current installments            $15,102     $15,124
                                                           =======     =======

     At the Company's option, interest on the revolving credit facility at December 31, 1995 may be based on the prime rate or on the LIBOR rate plus 0.625%. At December 31, 1995, $5 million was outstanding under the prime rate (then 8.5%) and $2 million was outstanding under the LIBOR rate alternative (then 6.5%).

Principal payments due within the next five years are as follows (in thousands):
                         1996                  $  2,023
                         1997                     2,024
                         1998                     9,025
                         1999                     2,026
                         2000                     2,027

     The Bank Loan facilities are unsecured and contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

                                                                    (continued)
                                 Page 25 of 38

                                       6
                       TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

(5)  Research and Development Expense
     --------------------------------
     Research and development expense is included in selling general and administrative expenses and has not exceeded 11% of such expenses in 1995, 1994 and 1993.

(6)  Income Taxes
     ------------
     During 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The change in these deferred tax assets or liabilities, including the effect of a change in tax rates, if any, from the beginning to the end of the period generally is recognized as deferred tax expense or benefit. Effective January 1, 1993, the Company adopted FAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of earnings for the year ended December 31, 1993.

     Earnings before income taxes were as follows (in thousands):

                                 1995        1994        1993
                               -------     -------      ------
Domestic                       $ 1,941     $ 8,406      $4,540
Foreign                         12,600       2,983         625
                               -------     -------      ------
Total                          $14,541     $11,389      $5,165
                               =======     =======      ======

     Income tax expense was as follows (in thousands):

Current:                         1995        1994        1993
                               -------     -------      ------
  Federal                      $ 2,019     $ 2,837      $1,394
  State and local                  651         898         630
  Foreign                        3,629       1,390         277
                               -------     -------      ------
                                 6,299       5,125       2,301

Deferred (benefit)              (1,098)       (680)       (492)
                               -------     -------      ------
                               $ 5,201     $ 4,445      $1,809
                               =======     =======      ======

     For the year ended December 31, 1995, approximately $24,000 was credited to Additional Paid-In Capital to record the tax benefit of dividends paid on restricted stock. Additional Paid-In Capital was also credited for approximately $36,000 for the tax effect of the change in value from the award date to the release date of restricted stock which was released during the period.


                                                                    (continued)

                                       7
                       TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

(6)  Income Taxes, continued
     -------------
     A reconciliation of the statutory Federal income tax rate with the effective income tax rate follows:

                                                   1995      1994      1993
                                                   ----      ----      ----
Statutory Federal income tax rate                   34%       34%       34%
Increase(decrease) resulting from:
  Tax exempt earnings of subsidiaries in
    Puerto Rico                                     (2)       (5)      (14)
  State and local income taxes, net of
    federal benefit                                  3         6        10
  Non-deductable expenses                            1         1         2
  Foreign                                           (3)       (1)        1
  Other, net                                         3         4         2
                                                    --        --        --
Effective tax rate                                  36%       39%       35%
                                                    ==        ==        ==

     Deferred tax assets and liabilities included the following (in thousands):

Assets:                                                   1995        1994
  Inventories, principally due to additional costs
    valued for tax purposes                              $  596      $  500
  Vacation pay and other compensation                       396         162
  Pension expense                                           573       1,158
  Stock awards                                              845         637
  Accrued liabilities                                     2,187         549
  Other                                                      97         131
                                                         ------      ------
      Total deferred tax assets                          $4,694      $3,137
                                                         ======      ======

Liabilities:
  Plant and equipment, principally due to
    differences in depreciation                          $  109      $  194
  Local tax on Puerto Rico-sourced income                    36          74
  Other                                                     417         460
                                                         ------      ------
      Total deferred tax liabilities                     $  562      $  728
                                                         ------      ------
      Net deferred tax asset                             $4,132      $2,409
                                                         ======      ======

     Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

                                                                    (continued)

                                       8
                       TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

(7)  Commitments and Contingencies
     -----------------------------

Lease Commitments

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases.

     Total rental expense for the years ended December 31, 1995, 1994 and 1993 was $1,795,000, $1,483,000 and $1,183,000, respectively. The aggregate minimum rental commitments under non-cancellable leases in effect at December 31, 1995 are as follows (in thousands):

                   Year ending
                   December 31
                  -------------
                       1996           $ 3,083
                       1997             2,808
                       1998             2,277
                       1999             2,176
                       2000             2,014
                    Thereafter          9,227
                                      -------
                                      $21,585
                                      =======

Environment

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. The Company has established reserves which it believes are adequate for its expected future liability in these matters.



                                                                    (continued)

                                       9
                       TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

(8)  Shareholders' Equity
     --------------------
     Changes were as follows (in thousands):

                                                                      Additional
                                                           Common        paid-in       Treasury          Unearned
                                                            stock        capital         stock         compensation
                                                           -------   -----------       --------       ------------
Balance at December 31, 1992                               $  373         3,784          4,658               632
Stock award of 18,630 shares, net of forfeitures               --           129            (30)              159
Compensation under Restricted Stock Plan                       --            --             --              (306)
Net tax benefit of dividends paid on restricted stock
   and the difference in value between grant date and
   date of vesting                                             --            13             --                --
                                                           ------        ------          -----               ---
Balance at December 31, 1993                               $  373         3,926          4,628               485
Stock award of 34,985 shares, net of forfeitures               --           360            (55)              414
Compensation under Restricted Stock Plan                       --            --             --              (339)
Net tax benefit of dividends paid on restricted stock
  and the difference in value between grant date
  and date of vesting                                          --            43             --                --
200% stock dividend recorded on
  September 18, 1994.                                         745            --             --                --
                                                           ------        ------          -----               ---
Balance at December 31, 1994                               $1,118         4,329          4,573               560
Stock issued in connection with the acquisition
  of Pulse                                                    223        29,009             --                --
Stock options assumed                                          --         3,105             --                --
Stock options exercised                                         1            68             --                --
Stock award of 24,545 shares, net of forfeitures               --           336            (38)              375
Compensation under Restricted Stock Plan                       --            --             --              (238)
Net tax benefit of dividends paid on restricted stock
  and the difference in value between grant date and
  date of vesting                                              --            60             --                --
                                                           ------        ------          -----               ---
Balance at December 31, 1995                               $1,342        36,907          4,535               697
                                                           ======        ======          =====               ===


     On August 3, 1994, the Company's Board of Directors approved a three-for-one split of the Company's common stock in the form of a 200% common stock dividend for shareholders of record as of August 18, 1994. A total of 5,962,640 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. A total of $745,000 was reclassified from the Company's retained earnings account to the Company's common stock account. All relevant share and per share amounts have been restated to retroactively reflect the stock split.
     The cumulative translation adjustment was $773,000, $480,000, and $885,000 at December 31, 1995, 1994 and 1993, respectively.

                                                                (continued)

                                    10
                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(9)  Employee Benefit Plans
     The Company and its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

     Pension expense was as follows (in thousands):

                                                      1995      1994      1993
                                                    ------    ------    ------
Principal defined benefit plans                     $1,449    $1,310    $  932
Contributions to multi-employer and other plans        176       201       170
Other non-U.S. plans                                    34       160        --
                                                    ------    ------    ------
                                                    $1,659    $1,671    $1,102
                                                    ======    ======    ======

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                      1995      1994      1993
                                                    ------    ------    ------
Service cost - benefits earned during the period    $1,369    $1,286    $  963
Interest cost on projected benefit obligation        1,319     1,206       991
Actual return on plan assets                        (3,867)     (124)   (1,585)
Net amortization and deferral                        2,628    (1,058)      563
                                                    ------    ------    ------
     Net periodic pension cost                      $1,449    $1,310    $  932
                                                    ======    ======    ======

     The financial status of the principal defined benefit plans at December 31, was as follows (in thousands):

                                                              1995      1994
                                                             -------   -------
Actuarial present value of obligations:
  Accumulated benefit obligation (including vested
    benefits of $11,990,000 in 1995 and $10,863,000
    in 1994)                                                 $13,653   $12,401
                                                             -------   -------
  Projected benefit obligation for services to date           20,404    18,499
    Plan assets at fair value                                 20,261    15,446
                                                             -------   -------
  Plan assets (less than) projected benefit obligation          (143)   (3,053)

Unrecognized net (gain) from past experience different
   from that assumed.                                         (3,661)   (1,206)

Prior service costs not yet recognized                           559       612

Unrecognized net obligation at January 1, 1987 being
  recognized over 18 years                                        31        35
                                                             -------   -------
Accrued pension costs at December 31                         $(3,214)  $(3,612)
                                                             =======   =======


                                                                    (continued)

                                    11

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(9)  Employee Benefit Plans, continued
     -----------------------
     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1995 and 1994 were as follows:

        Discount rates                                         7.25 to 7.5%
        Annual compensation increases                          4.75 to 7.0%
        Expected long-term rates of return on plan assets      7.50 to 9.0%

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributes a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. The total contribution expense under the 401(k) plans was $319,000, $165,000 and $177,000 in 1995, 1994, and 1993, respectively.

     The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(10) Quarterly Financial Data (Unaudited)
     ------------------------------------

     Quarterly results of operations (unaudited) for 1995 and 1994 are summarized as follows (in thousands, except per share data):

                                                    Quarter ended
                                                   -------------
                                      Mar. 31   June 30  Sept. 30   Dec. 31
                                      -------   -------  --------   -------
1995:
  Net sales                           $40,043   $39,394   $35,940   $61,042
  Gross profit                         11,390    12,657    10,446    21,161
  Net earnings                          1,692     2,020     1,673     3,955
  Net earnings per share                  .28       .33       .28       .49

1994:
  Net sales                           $34,960   $37,816   $36,591   $37,077
  Gross profit                         10,329    11,206    10,850    10,963
  Net earnings                          1,370     1,742     1,884     1,948
  Net earnings per share                  .23       .29       .31       .32

     The shares issued and options assumed in connection with the Pulse acquisition affected the weighted average shares outstanding used for calculating earnings per share in 1995. Refer to Note 2 for additional information.

                                                                (continued)


                               Page 31 of 38

                                    12

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(11) Stock-Based Compensation
     The Company has an incentive compensation plan for key employees of the Company and its subsidiaries. The Plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on the attainment of defined performance goals and/or continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:

                                                                      Awarded,
                                                     Available to     Not Yet
                                                      be Granted      Released
                                                     ------------     --------
       Shares authorized                                  600,000
       Awarded during years prior to 1995                (377,510)     377,510
       Shares released to recipients prior to 1995                    (197,810)
                                                          -------     --------
       Balance at December 31, 1994                       222,490      179,700
       Awarded during 1995, net                            24,545
       Shares released to recipients during 1995                       (41,955)
                                                          -------      -------
           Balance at December 31, 1995                   197,945      137,745
                                                          =======      =======

     During the years ended December 31, 1995, 1994 and 1993, the Company issued to employees, net of cancellations, Incentive Compensation Shares having an approximate fair value at date of issue of $375,000, $414,000 and $159,000, respectively. Shares are held by the Company until the defined performance goals and/or continued employment requirement have been attained. The market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. Amounts charged to expense as a result of the incentive compensation plan and related expenses were $1,517,000 in 1995, $994,000 in 1994 and $658,000 in
1993.

     Separately, in connection with the Pulse acquisition, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. Additional information about the options assumed is provided in Note 2. At December 31, 1995, 265,000 options remained outstanding. No additional options are expected to be granted under the assumed plans.


                                                                (continued)


                               Page 32 of 38

                                    13

                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(12) Supplementary Information,
     --------------------------

     Charged directly to costs and expenses (in thousands):

                                                    1995      1994      1993
                                                   ------     -----    ------
       Depreciation                                $5,828    $5,016    $4,901
       Amortization of intangible assets              417       255        90
       Advertising                                  1,118     1,159     1,117
       Repairs and maintenance                      2,540     1,936     1,162
       Bad debt expense                               109       114        76

     Cash payments made (in thousands):

       Income taxes                                $3,559    $3,663    $1,320
       Interest                                     1,428     1,058       389


(13)   Segment Information
       -------------------
       The "Industry Segment Information" and "Geographic Information" sections on pages 2, 3 and 4 of this Form 10-K is an integral part of the Company's financial statements.

(14)   Subsequent Event
       ----------------
       On February 27, 1996 the Company sold certain assets of the Products Division to an unrelated party. As a result of the sale, the Company will discontinue its production and marketing of document counters and dispensers, the sales of which approximated $4.9 million in 1995. The consideration received approximated $3.6 million and the pre-tax gain realized on the sale (after recognition of related costs and expenses) approximated $1.5 million.

                      TECHNITROL, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENT SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS

                          (In thousands of dollars)

                                                            Additions (Deductions)
                                                  ---------------------------------------
                                                  Charged to     Write-offs
                                     Balance      costs and          &                          Balance
Description                         January 1      expenses       payments        Other       December 31
-----------------------------       ---------     ----------    -----------      --------    -----------
Year Ended December 31, 1995:
Reserve for obsolete and
  slow-moving inventory                $   --        $   441       $  (384)      $2,955(1)         $3,012
                                       ======        =======       =======       ======            ======

(1) This amount represents the acquired reserve of Pulse Engineering, Inc. The additions and deductions to the reserve represents Pulse's 1995 activity subsequent to its acquisition by Technitrol.

     Doubtful accounts are written-off as identified.

                               EXHIBIT INDEX

DOCUMENT
--------
 3.  (a) Articles of Incorporation           Filed herewith
     (b) By-laws                             Filed herewith
 4.  Instruments defining rights of          Incorporated by reference to
     security holders                        Form 10-K for the year ended
                                             December 31, 1982.
11.  Computation of Primary and Fully
       Diluted Earnings Per Share            Page 36
21.  Subsidiaries of Registrant              Page 37
23.  Consent of Certified Public
       Accountants                           Page 38
27.  Financial Data Schedule                 Electronic Filing Only