Form 10-Q
period 1996-03-31
TECHNITROL INC
filed 1996-05-09
CIK 96763

Exhibit index
                                                  is on Page 11


                            UNITED STATES
                  SECURITIES & EXCHANGE COMMISSION

                       Washington, D.C. 20549

                       ______________________


                              FORM 10-Q

[ X ] Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended March 31, 1996, or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ______________ to ______________.


Commission File No. 1-5375


                          TECHNITROL, INC.
         (Exact name of registrant as specified in Charter)



            PENNSYLVANIA                          23-1292472
  (State or other jurisdiction of    (IRS Employer Identification Number)
   incorporation or organization)

  1210 Northbrook Drive, Suite 385
       Trevose, Pennsylvania                        19053
  (Address of principal executive                 (Zip Code)
              offices)

   Registrant's telephone number,                215-355-2900
        including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
for at least the past 90 days.     YES  X    NO
                                       ----     ----

Common Stock - Shares Outstanding as of March 31, 1996: 7,953,846

                  TECHNITROL, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets

                March 31, 1996 and December 31, 1995

           In thousands of dollars, except for share data

                                                March 31,     Dec. 31,
                Assets                            1996          1995
                                                ---------     ----------
Current Assets:
  Cash and cash equivalents                    $  18,007      $  13,894
  Receivables:
    Trade                                         34,676         33,431
    Other                                            269            308
  Inventories                                     32,265         32,962
  Prepaid expenses and other current assets        2,455          2,019
                                                --------      ---------
    Total current assets                          87,672         82,614

Property, plant and equipment                     81,104         81,063
  Less accumulated depreciation                   36,436         35,935
                                                --------      ---------
    Net property, plant and equipment             44,668         45,128
Deferred income taxes                              4,435          4,132
Excess of cost over net assets acquired           10,713         10,957
Other assets                                       1,304          2,109
                                                --------       --------
                                                $148,792       $144,940
                                                ========       ========


       Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of long-term debt        $  2,021       $  2,023
  Accounts payable                                 8,125          8,359
  Accrued expenses                                34,491         28,990
                                                --------       --------
    Total current liabilities                     44,637         39,372

Long-term liabilities:
  Long-term debt, excluding current
    installments                                   8,098         15,102
  Other long-term liabilities                      5,596          5,705

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock                                     1,354          1,342
  Additional paid-in capital                      38,484         36,907
  Retained earnings                               57,188         52,517
                                                --------       --------
                                                  97,026         90,766
  Less:  Cost of treasury stock                   (4,502)        (4,535)
  Unearned compensation under stock award plan    (1,189)          (697)
  Cumulative translation adjustment                 (874)          (773)
                                                --------       --------
    Total shareholders' equity                    90,461         84,761
                                                --------       --------
                                                $148,792       $144,940
                                                ========       ========

See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands of dollars)

                                                    Three Months
                                                    Ended March 31
                                                   1996       1995
                                                 --------    --------

1.  Net sales                                    $ 62,852    $ 40,043

2.  Costs and expenses applicable  to
    sales
    a)  Cost of goods sold                         41,784      29,059
    b)  Selling, general and
        administrative  expenses                   13,370       8,218
                                                 --------    --------

         Total costs and expenses
           applicable to sales                     55,154      37,277

3.  Other operating income
    a) Gain on the sale of the
       Products Division                            1,471          --
                                                 --------    --------

4.  Operating profit                                9,169       2,766

5.  Other income (expense)
      Interest                                       (123)       (235)
      Other                                            18         (96)
                                                 --------    --------

         Total other income (expense)                (105)       (331)


6.  Earnings before taxes                           9,064       2,435

7.  Income taxes                                    3,598         743
                                                 --------    --------


8.  Net earnings                                  $ 5,466     $ 1,692
                                                  =======     =======

9.  Weighted average common and
      equivalent shares outstanding                 7,984       6,043

10  Earnings per share                            $   .68     $   .28

11  Dividends declared per share                  $   .10     $  .095


Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

             Three Months Ended March 31, 1996 and 1995

                      (In thousands of dollars)

                                                      March 31,       March 31,
                                                        1996            1995
                                                      -------         --------

Cash flows from operating activities:
Net earnings                                          $ 5,466         $ 1,692
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                         2,624           1,382
  Gain on sale of Product Division assets              (1,471)             --
  Changes in assets and liabilities net of
      effect of sale of Products
      Division assets:
    Increase in accounts payable and
      accrued expenses                                  4,451           1,952
    (Increase) in accounts receivable                  (1,317)         (2,055)
    (Increase) in inventories                            (394)         (1,766)
  Other, net                                              780            (184)
                                                     --------         -------
      Net cash provided by operating activities        10,139           1,021
                                                     --------         -------


Cash flows from investing activities:
  Proceeds from the sale of
    Products Division assets                            3,671              --
  Capital expenditures                                 (2,088)         (1,488)
  Proceeds from sale of property,
    plant and equipment                                     3               6
                                                     --------         -------
      Net cash provided by (used in)
        investing activities                            1,586          (1,482)
                                                     --------         -------

Cash flows from financing activities:
  Dividends paid                                         (792)           (572)
  Principal payments of long-term debt                 (7,006)         (2,005)
  Net repayment of short-term debt                         --            (439)
  Proceeds from exercise of stock options                 237             --
                                                     --------         -------
    Net cash used in financing activities              (7,561)         (3,016)

Net effect of exchange rate changes on cash               (51)            161

Net increase (decrease) in cash and
  cash equivalents                                      4,113          (3,316)

Cash and cash equivalents at beginning of year         13,894           8,716
                                                     --------         -------

Cash and cash equivalents at March 31                $ 18,007         $ 5,400
                                                     --------         -------


See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(1)  Accounting Policies

   For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended
December 31, 1995.

Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform with the current year's presentation.

(2)  Acquisitions and Divestitures

   On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"), pursuant to an Agreement and Plan of Merger, dated May 23, 1995. As a result of the merger, Pulse became a wholly-owned subsidiary of the Company. Pulse, headquartered in San Diego, California, and with operations in Hong Kong, the People's Republic of China and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

     The total purchase price approximated $61.5 million and consisted of cash due to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The fair value of the assets acquired and liabilities assumed approximated $66.5 million and $14.0 million, respectively. The excess of cost over net assets acquired approximated $9.0 million and is being amortized over 15 years. The purchase price was arrived at pursuant to arms-length negotiations taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, business prospects of Pulse and the synergies of Pulse with the existing operations of the Electronic Components Segment of the Company.

     Approximately 1,785,000 shares of Technitrol common stock at a fair market value of $16.375 per share were issued to former holders of Pulse common stock. The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. Approximately 269,000 shares of Technitrol common stock became issuable upon exercise of such options. Except for approximately 33,000 options which were not vested at the acquisition date, all assumed options became immediately exercisable at prices ranging from $1.73 to $15.61. The options have various expiration dates, the latest of which is in April 2001.

                  TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions and Divestitures (continued)

   The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1995, unaudited consolidated pro forma results of operations would have been (in thousands, except for earnings per share):

                                 Three Months Ended
                                   March 31, 1995
                                 ------------------
          Sales                       $62,173
          Net earnings                 $2,778
          Earnings per share            $0.35

   This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger.

   On February 27, 1996, the Company sold certain assets of the Products Division to an unrelated party. As a result of the sale, the Company will discontinue its production and marketing of document counters and dispensers, the sales of which approximated $4.9 million in 1995. The consideration received approximated $3.7 million and the pre-tax gain of approximately $1.5 million that was realized on the sale (after recognition of related costs and expenses) is included in operating profit for the period ended March 31, 1996.

(3)  Inventories

   Inventories consist of the following (in thousands):

                                     March 31,      December 31,
                                       1996            1995
                                       ----            ----
          Finished goods             $ 8,699         $12,926
          Work in process              8,621           8,888
          Raw materials               14,945          11,148
                                     -------         -------
                                     $32,265         $32,962
                                     =======         =======

(4)  Supplemental Disclosure of Non-cash Transactions

   During the nine months ending March 31, 1996 and 1995, the Company issued to employees stock pursuant to the Company's
Restricted Stock Plan having a fair value of $555,000 and $406,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The results for the three months ended March 31, 1996 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the periods presented and the consolidated balance sheet at March 31, 1996. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

Liquidity and Capital Resources

     Total working capital was $43.0 million at the end of the quarter and was essentially unchanged from the $43.2 million at December 31, 1995. However, a greater portion of the working capital at March 31, 1996 consisted of cash and cash equivalents as these funds on-hand increased from $13.9 million at December 31, 1995 to $18.0 million at the end of the first quarter.

     During the quarter, cash provided by operations was $10.1 million. The cash flow from operations included earnings of $5.4 million and depreciation and amortization of $2.6 million. Plans implemented by the Metallurgical Segment's management to reduce overhead and lower break even points have had a positive impact on cash flow from operations. Significant cash was generated by an increase in accounts payable and accrued expenses during the quarter. This increase of approximately $4.5 million included increases in accounts payable related to higher raw material inventory levels and the timing of vendor payments. Increased income taxes payable and a higher level of general accrued expenses, including those associated with Pulse, also contributed to the higher level of accrued expenses at the end of the quarter. Exclusive of the assets of the Products Division which were sold during the quarter, accounts receivable and inventories increased by $1.3 million and $0.4 million, respectively, reflecting the record level of sales and the increasing backlog during the quarter. Finished goods inventories decreased since the end of 1995 while raw material inventories increased. The higher level of finished goods at December 31, 1995 included inventories of the Electronic Components Segment in the Far East which were increasing in anticipation of the Chinese New Year Holiday in February 1996. Finished goods inventories were used to maintain customer shipments while certain production facilities were closed during the holiday period. Raw material inventories increased during the quarter as the Company's backlog increased and planned production activities reflected the higher sales level, especially in the Electronic Components Segment.

     Cash provided by investing activities was $1.6 million during the quarter. The cash received from the sale of the Company's Products Division approximated $3.7 million, exceeding consolidated capital expenditures of $2.1 million during the quarter. The Products Division sale occurred on February 27, 1996 and a portion of the funds received was used to repay debt, as noted below.

     Debt repayments totaled $7.0 million during the quarter, comprising the majority of the total cash of $7.6 million used in financing activities. The Company's primary credit facility of $45.0 million includes a revolving credit facility and a term loan. The $7.0 million that was outstanding under the revolver at December 31, 1995 was repaid in its entirety during the first quarter of 1996. Separately, $0.5 million was repaid under the term loan during April, 1996 (after the date of the financial statements).
The Company received $0.2 million from the exercise of stock options during the quarter. The options exercised during the quarter were among those assumed in connection with the acquisition of Pulse in 1995. No new options have been granted. Dividends of $0.8 million were paid during the quarter.

     Management believes that the Company will generate sufficient cash flow during the remainder of 1996 to fund its operating requirements, capital expenditures, interest and debt amortization payments. In addition, internally generated funds may be used for acquisitions of suitable businesses or assets upon terms acceptable to the Board of Directors.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Recent balance sheet composition has been:

                                    March 31,     December 31,   March 31,
                                      1996           1995          1995
                                      ----           ----          ----
     Cash & cash equivalents           12%            10%            6%
     Other current assets              47%            47%           58%
     Plant, property & equipment       30%            31%           29%
     Other assets                      11%            12%            7%
                                      ----           ----          ----
       Total                          100%           100%          100%
                                      ====           ====          ====

     Current liabilities               30%            28%           26%
     Long-term debt excluding
       current installments             5%            10%           15%
     Other non-current liabilities      4%             4%            4%
     Shareholders' equity              61%            58%           55%
                                      ----           ----          ----
       Total                          100%           100%          100%
                                      ====           ====          ====

Results of Operations

For the three months ended March 31, 1996 and 1995:

     Sale of Products Division

     The Company sold the assets of its Products Division (a provider of currency counters and dispensers) for a pre-tax gain of approximately $1.5 million, or $.09 per share after tax, during the first quarter of 1996. The Products Division was included in the End User/Finished Products Segment, the name of which has been changed to the Test & Measurement Products Segment.

     Revenues

     First quarter 1996 sales were $62.9 million, an increase of 57% from the comparable prior year period. The increase was primarily attributable to the sales of the Electronic Components Segment which includes Pulse Engineering, Inc. ("Pulse"), acquired by Technitrol on September 29, 1995. The significant sales increase of the Electronic Components Segment exceeded a slight sales (approximately 2%) compared to the first quarter of 1995 experienced by the Metallurgical Products Segment. The sales of the Test & Measurement Products Segment (exclusive of the Company's Products Division) approximated those of the first quarter of 1995. The Company's backlog at the end of March 1996 was $59.8 million, as compared to $55.9 million at December 31, 1995.

     In the Electronic Components Segment, sales increased to $35.6 million in 1996 from $11.6 million in 1995. The sales of Pulse constituted the vast majority of the year-to-year increase. Strong demand for the Segment's products continued during the quarter; the March 31, 1996 backlog of the Segment approximated $42.1 million. Sales of the Metallurgical Products Segment for the first quarter decreased slightly to $19.4 million in 1996 from $19.9 million in 1995. A sales decrease at Chace Precision Metals, Inc. ("Chace") exceeded a sales increase at Advanced Metallurgy, Inc. ("AMI"). The remaining operating units of the Test & Measurement Products Segment are John Chatillon and Sons, Inc. ("Chatillon") and Lloyd Instruments, Ltd. ("Lloyd"). Chatillon's quarterly sales increased while Lloyd's quarterly sales decreased from year-to-year, with softening in the German market contributing to the decline.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Cost of Sales and Operating Expenses

     The Company's first quarter gross margin increased to 33.5% of sales in 1996 from 27.4% in 1995. The gross margin increase resulted primarily from the incremental sales of Pulse within the Electronic Components Segment. That Segment's increased gross margin exceeded a decrease in gross margin which occurred in the Metallurgical Products Segment. The Metallurgical Products Segment continued to recover from the increased price competition and raw material (non-precious metal) cost increases of the second half of 1995. Plans implemented by the Segment's management reduced overhead costs and lowered break-even points during the quarter. Progress continues to be made in returning margins of this Segment to 1995 levels.

     The Test & Measurement Products Segment (exclusive of the Products Division) experienced first quarter 1996 margins comparable to those of the first quarter of 1995. Operating profits at Chatillon improved from year-to-year while reorganization expenses (for which no tax benefit was realized) were incurred by Lloyd during the quarter. Lloyd's operating profits, without the effect of the reorganization expenses, decreased along with its sales.

     Selling, general and administrative expenses for the quarter increased to $13.4 million, or 21.3% of sales, in 1996 from $8.2 million, or 20.5% of sales, in 1995. Causes of the increase included the addition of Pulse, plus the aforementioned reorganization expenses incurred by Lloyd.

     Interest

     Net interest income (expense) was ($123,000) for the first quarter of 1996, a decrease from ($235,000) for the comparable prior year period. Reduced levels of borrowing caused the decrease.

     Income Taxes

     The effective tax rate increased to 39.7% for the first quarter of 1996, compared to 30.5% for the first quarter of 1995.
Contributing to the increase were the gain on the sale of assets of the Products Division and the after-tax impact of the reorganization expenses at Lloyd.

     After tax first quarter earnings were $.68 per share, including $.09 per share realized from the gain on the sale of the Products
Division assets.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                 NONE

ITEM 2    CHANGES IN SECURITIES                             NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                  NONE

ITEM 5    OTHER INFORMATION                                 NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              The Exhibit Index is on page 11.

          (b) Reports on Form 8-K                           NONE

                            EXHIBIT INDEX

DOCUMENT

 3. (i)  Articles of Incorporation   Incorporated by reference to Form
                                     10-K for the year ended December 31, 1995

    (ii) By-laws                     Incorporated by reference to Form
                                     10-K for the year ended December 31, 1995

 4. Instruments defining             Incorporated by reference from Form
      rights of security             10-K for the year ended December 31, 1982.
      holders

11. Statement re computation
      of per share earnings          Page 12

27. Financial Data Schedule          Electronic Filing Only

 EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                                   Three Months Ended
                                                March 31,        March 31,
                                                  1996             1995
                                                ----------      ----------

Net earnings                                    $5,466,000      $1,692,000

Primary earnings per share:

Weighted average number of
  common shares outstanding                      7,944,375       6,042,799

  Add: Shares arising from the
    assumed exercise of stock
    options (as determined under
    the Treasury Stock Method)                      39,167              --
                                                ----------      ----------

  Weighted average of common and
    equivalent shares                            7,983,542       6,042,799
                                                ==========      ==========

Primary earnings per share                      $     0.68      $     0.28
                                                ==========      ==========

Fully diluted earnings per share (1):

  Weighted average of common and
    equivalent shares outstanding
    (as determined for the Primary
    earnings per share calculation above)        7,983,542       6,042,799

  Add: Additional shares arising
    from the assumed exercise of
    stock options (as determined
    under the Treasury Stock Method)                    --              --
                                                ----------      ----------

  Weighted average of common and
    equivalent shares                            7,983,542       6,042,799
                                                ==========      ==========

Fully diluted earnings per share                $     0.68      $     0.28



Note (1): This calculation is submitted in accordance with the Securities Act of 1933 Release No. 5,133 although it is not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TECHNITROL, INC.
                                      -----------------------------------------
                                                (Registrant)



          May 7, 1996                 /s/Albert Thorp, III
- -------------------------------       -----------------------------------------
            (Date)                    Albert Thorp, III
                                      Vice President - Finance, Treasurer and
                                        Chief Financial Officer


          May 7, 1996                 /s/Drew A. Moyer
- -------------------------------       -----------------------------------------
            (Date)                    Drew A. Moyer
                                      Corporate Controller, Assistant Treasurer
                                        and Principal Accounting Officer