Form 10-Q
period 1996-06-30
TECHNITROL INC
filed 1996-08-02
CIK 96763

Exhibit index
                                                     is on Page 12



                             UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ______________________


                               FORM 10-Q

[ X ] Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 1996, or

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
        including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days.       YES [ X ]   NO  [   ]



Common Stock - Shares Outstanding as of June 30, 1996:      8,007,882

                   TECHNITROL, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995
            In thousands of dollars, except for share data

                                              June 30,       Dec. 31,
                Assets                          1996           1995
                ------                        --------      ---------
Current Assets:
  Cash and cash equivalents                   $ 19,447      $ 13,894
  Receivables:
    Trade                                       37,892        33,431
    Other                                          232           308
  Inventories                                   31,514        32,962
  Prepaid expenses and other current assets      2,831         2,019
                                              --------      --------
      Total current assets                      91,916        82,614

Property, plant and equipment                   82,433        81,063
  Less accumulated depreciation                 38,209        35,935
                                              --------      --------
    Net property, plant and equipment           44,224        45,128
Deferred income taxes                            4,858         4,132
Excess of cost over net assets acquired         10,524        10,957
Other assets                                       808         2,109
                                              --------      --------
                                              $152,330      $144,940
                                              ========      ========

   Liabilities and Shareholders' Equity
   ------------------------------------
Current liabilities:
  Current installments of long-term debt      $  2,021      $  2,023
  Accounts payable                               7,911         8,359
  Accrued expenses                              32,866        28,990
                                              --------      --------
      Total current liabilities                 42,798        39,372

Long-term liabilities:
  Long-term debt, excluding
    current installments                         7,592        15,102
  Other long-term liabilities                    6,267         5,705

Shareholders' equity:
  Common stock                                   1,361         1,342
  Additional paid-in capital                    39,113        36,907
  Retained earnings                             61,620        52,517
                                              --------      --------
                                               102,094        90,766
  Less: Cost of treasury stock                  (4,509)       (4,535)
  Unearned compensation under stock
    award plan                                  (1,051)         (697)
  Cumulative translation adjustment               (861)         (773)
                                              --------      --------
    Total shareholders' equity                  95,673        84,761
                                              --------      --------
                                              $152,330      $144,940
                                              ========      ========

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS

                       (in thousands of dollars)

                                       Three Months         Six Months
                                      Ended June 30        Ended June 30
                                    -----------------   -------------------
                                      1996      1995      1996        1995
                                    -------   -------   --------    -------
1.  Net sales                       $68,028   $39,394   $130,880    $79,437


2.  Costs and expenses applicable
    to sales
    a)  Cost of goods sold           44,161    26,737     85,945     55,390

    b)  Selling, general and
         administrative expenses     15,895     9,057     29,265     17,681
                                    -------   -------    -------    -------

         Total costs and expenses
          applicable to sales        60,056    35,794    115,210     73,071
                                    -------   -------    -------    -------

3.  Other operating income
    a)  Gain on the sale of the
         Products Division               --        --      1,471         --
                                    -------   -------    -------    -------

4.  Operating profit                  7,972     3,600     17,141      6,366

5.  Other income (expense)
      Interest                          (39)     (313)      (162)      (548)
      Other                             (51)       --        (33)       (96)
                                    -------   -------    -------    -------

       Total other income (expense)     (90)     (313)      (195)      (644)
                                    -------   -------    -------    -------

6.  Earnings before taxes             7,882     3,287     16,946      5,722

7.  Income taxes                      2,646     1,267      6,244      2,010
                                    -------   -------    -------    -------
8.  Net earnings                    $ 5,236   $ 2,020    $10,702    $ 3,712
                                    =======   =======    =======    =======

9.  Weighted average common and
     equivalent shares outstanding    8,081     6,042      8,045      6,042

10. Earnings per share              $   .65    $  .33    $  1.33    $   .61

11. Dividends declared per share    $   .10    $  .10    $   .20    $  .195

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

               Three Months Ended June 30, 1996 and 1995

                       (In thousands of dollars)

                                                        June 30,      June 30,
                                                          1996          1995
                                                        ---------    ---------
Cash flows from operating activities:
Net earnings                                             $10,702     $ 3,712
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Depreciation and amortization                           4,708       2,722
   Gain on sale of Products Division assets               (1,471)        --
   Changes in assets and liabilities net of
    effect of sale of Products Division assets:
   Increase in accounts payable and accrued expenses       5,106       1,293
   (Increase) in accounts receivable                      (4,738)     (1,034)
   (Increase) decrease in inventories                        290      (3,355)
   Other, net                                               (656)       (501)
                                                         -------     -------
       Net cash provided by operating activities          13,941       2,837
                                                         -------     -------

Cash flows from investing activities:
   Proceeds from the sale of Products Division assets      3,671         --
   Acquisition of common stock warrants of
    Pulse Engineering                                         --      (4,769)
   Capital expenditures                                   (3,422)     (2,920)
   Proceeds from sale of property, plant and equipment        12          17
                                                         -------     -------
     Net cash provided by (used in) investing activities     261      (7,672)
                                                         -------     -------

Cash flows from financing activities:
   Dividends paid                                         (1,591)     (1,179)
   Proceeds of long-term debt                                 --       5,000
   Principal payments of long-term debt                   (7,511)     (2,011)
   Net repayment of short-term debt                           --        (769)
   Proceeds from exercise of stock options                   472          --
                                                         -------     -------
     Net cash provided by (used in) financing activities  (8,630)      1,041
                                                         -------     -------

   Net effect of exchange rate changes on cash               (19)        119

Net increase (decrease) in cash and cash equivalents       5,553      (3,675)

Cash and cash equivalents at beginning of year            13,894       8,716
                                                         -------     -------

Cash and cash equivalents at June 30                     $19,447     $ 5,041
                                                         -------     -------


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

(2)  Acquisitions and Divestitures
     -----------------------------

     On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"), pursuant to an Agreement and Plan of Merger dated May 23, 1995. As a result of the merger, Pulse became a wholly-owned subsidiary of the Company. Pulse, headquartered in San Diego, California, and with manufacturing operations in the People's Republic of China, Taiwan, the Philippines and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

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

     Approximately 1,785,000 shares of Technitrol common stock at a then fair market value of $16.375 per share were issued to former holders of Pulse common stock. The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. Approximately 269,000 shares of Technitrol common stock became issuable upon exercise of such options. Except for approximately 33,000 options which were not vested at the acquisition date, all assumed options became immediately exercisable at prices ranging from $1.73 to $15.61. The options have various expiration dates, the latest of which is in April 2001.

     The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1995, unaudited consolidated pro forma results of operations of the Company would have been (in thousands, except for earnings per share):

                             Six Months Ended
                                June 30, 1995
                             ----------------
          Sales                      $128,480
          Net earnings                 $7,450
          Earnings per share            $0.93

                   TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions and Divestitures (continued)
     -----------------------------------------

     This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger.

     On February 27, 1996, the Company sold certain assets of the Products Division to an unrelated party. As a result of the sale, the Company discontinued its production and marketing of document counters and dispensers, the sales of which approximated $4.9 million in 1995. The consideration received approximated $3.7 million and the pre-tax gain of approximately $1.5 million that was realized on the sale (after recognition of related costs and expenses) was included in operating profit for the quarter ended March 31, 1996.

(3)  Inventories
     -----------

     Inventories consist of the following (in thousands):

                                     June 30,        December 31,
                                       1996             1995
                                     --------        ------------
          Finished goods              $ 9,861          $12,926
          Work in process               9,159            8,888
          Raw materials                12,494           11,148
                                      -------          -------
                                      $31,514          $32,962
                                      =======          =======

(4)  Supplemental Disclosure of Non-cash Transactions
     ------------------------------------------------

     During the six months ending June 30, 1996 and 1995, the Company issued to employees stock pursuant to the Company's Restricted Stock Plan having a fair value of $555,000 and $406,000, respectively.

(5)  Restructuring Charges
     ---------------------

     Restructuring and related costs are recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the second quarter of 1996, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing within its Electronics Components Segment. Accordingly, reserves were established for employee separation costs related to the relocation of a majority of the production capacity of the Company's production facility in Taiwan to the Company's production facility in the Philippines. Charges of $1,950,000 are included in selling, general and administrative expenses for the second quarter, including payments made to terminated employees during the quarter of $1,137,000. The remaining reserve of $813,000 will be used for separation costs to be paid during the second half of 1996. The employees involved in the plan are primarily direct production workers in Taiwan. A limited number of indirect employees are also involved. A total of 121 direct and 12 indirect employees were terminated during the second quarter. Approximately 160 additional employees have been notified of the restructuring plan and will be terminated and paid during the second half of 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------

     The results for the six months ended June 30, 1996 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the periods presented and the consolidated balance sheet at June 30, 1996. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Company's consolidated cash balance was approximately $19.4 million. This represents an increase of $5.5 million from the end of 1996. Total working capital was $49.1 million at the end of the second quarter. The significant positive cash flow during the first half of 1996 enabled the Company to increase its cash reserves in addition to repaying approximately $7.5 million in long-term debt.

     During the first half of 1996, cash provided by operations was $13.9 million. The cash flow from operations included earnings of $10.7 million and depreciation and amortization of $4.7 million. Significant increases in accounts payable and accrued expenses during the quarter also contributed to the cash flow from operations. This increase of $5.1 million includes an increase in current income taxes payable. Certain expenses including reorganization expenses of Lloyd instruments, Ltd. ("Lloyd") in Germany, were incurred during the first half and are not presently deductible for income tax purposes. The sale of the Products Division in the first quarter also contributed to a higher level of current income taxes payable. Higher accounts payable related to the higher level of raw material inventories during 1996 also contributed to the increase. Accounts receivable increased by $4.7 million during the half as a result of the record sales level in the second quarter. Total inventories decreased slightly from the end of 1995. Finished goods inventories decreased since the end of 1995 while raw material inventories increased as noted above. The higher level of finished goods at December 31, 1995 included inventories of the Electronic Components Segment in the Far East which were increasing in anticipation of the Chinese New Year Holiday in February 1996. Finished goods inventories were used to maintain customer shipments while certain production facilities were closed during the holiday period. Raw material inventories increased during 1996 as the Company's sales increased and production planning activities reflected the higher sales level.

     Cash provided by investing activities was $0.3 million during the first half of 1996. The cash received from the sale of the Company's Products Division approximated $3.7 million and capital expenditures were $3.4 million during the six months. The Products Division sale occurred on February 27, 1996 and a portion of the funds received were used to repay debt, as noted below.

     Debt repayments totaled $7.5 million during the six months and comprised the majority of the cash used in financing activities. The Company's primary credit facility of $45.0 million includes a revolving credit portion and a term loan. The $7.0 million that was outstanding under the revolver at December 31, 1995 was repaid in its entirety during the first quarter of 1996. Separately, $0.5 million was repaid under the term loan during the second quarter. The Company received $0.5 million from the exercise of stock options during 1996. The options exercised during the first half of 1996 were among those assumed in connection with the acquisition of Pulse in 1995. No new options have been granted. Dividends of $1.6 million were paid during the period.

     Management expects that the Company will generate sufficient cash flow during the remainder of 1996 to fund its operating requirements, capital expenditures, interest and debt amortization payments. In addition, internally generated funds may be used for acquisitions of suitable businesses or assets upon terms acceptable to the Board of Directors. It is expected that dividends will continue to be paid on a quarterly basis in 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
- -------------------------------------

     Recent balance sheet composition has been:

                                    June 30,    December 31,     June 30,
                                      1996          1995           1995
                                    --------    -----------      --------
     Cash & cash equivalents           13%            10%           6%
     Other current assets              48%            47%          55%
     Plant, property &
     equipment                         29%            31%          27%
     Other assets                      10%            12%          12%
                                      ----           ----         ----
       Total                          100%           100%         100%
                                      ====           ====         ====

     Current liabilities               29%            28%          27%
     Long-term debt excluding
     current installments               4%            10%          20%
     Other non-current
     liabilities                        4%             4%           0%
     Shareholders' equity              63%            58%          53%
                                      ----           ----         ----
       Total                          100%           100%         100%
                                      ====           ====         ====

Results of Operations
- ---------------------

For the three months ended June 30, 1996:

     Revenues
     --------

     Sales in the second quarter of 1996 were $68.0 million, a record for the Company and an increase of 72.7% over the same period in 1995. The increase over 1995 was primarily attributable to the sales of Pulse Engineering, Inc. ("Pulse"), which was acquired by the Company in September 1995. The Electronic Components Segment, which includes Pulse, experienced significant demand from its customers in the computer, local area network (LAN) and telecommunication markets. The sales level in this Segment is expected to decline somewhat in the third quarter, as Pulse's overall second quarter order entry was less than sales. This decline in orders (occurring primarily in the United States and to a lesser extent in Asia) is believed to be the result of widely observed inventory adjustments and project deferrals occurring within the industry. Based on customer forecasts, order entry at Pulse is expected to rebound in the fourth quarter.

     Sales of the Metallurgical Products Segment increased from the sales level during the same period of 1995. Volume increases at Advanced Metallurgy, Inc. ("AMI") were the primary cause of the increased sales in this Segment. Domestic economic conditions affecting the manufacturers of circuit protection, power control and power distribution equipment continue to have a significant impact on the sales volume of AMI. These conditions were favorable during the second quarter of 1996. Higher market prices for metals, which are factored in customer prices for certain products of the Segment, also contributed to the sales increase.

     Sales for the Test & Measurement Products Segment in the quarter were lower than the prior year period as a result of the sale of the Products Division during the first quarter of 1996. (The sales of that Division were approximately $2.9 million for the first six months of 1995). Without the effect of the Products Division sales, the Test & Measurement Segment experienced a sales increase during the second quarter of 1996 compared to the second quarter of 1995. Sales increased at both John Chatillon & Sons, Inc. ("Chatillon") and at Lloyd, the two operating units which remain in the Segment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
- -------------------------------------

     Cost of Sales and Operating Expenses
     ------------------------------------

     During the second quarter, the Company's gross margin was 35.1%, an increase from 32.1% in the second quarter of 1995. The higher gross margin was primarily the result of manufacturing efficiencies and higher shipments within the Electronic Components Segment and the Metallurgical Products Segment. Gross margin and operating profit in the Metallurgical Products Segment continued to recover due to a combination of lower overheads, selective price increases, a passthrough of certain raw material (metal) costs and higher sales volume.

     Operating profits of the Electronic Components Segment during the quarter were negatively impacted by restructuring charges incurred relative to certain Far East operations. These charges resulted from the decision by management to shift a majority of the production from the Segment's operation in Taiwan to its Philippines production site in order to further lower manufacturing costs. While that alternative had been contemplated for some time, the final decision to effect the change and the costs associated with that decision were determined during the second quarter. The total charge was $1.95 million, or approximately $0.14 per share after tax, and related primarily to employee severance payments in Taiwan. More than half of these payments were made in June and the remainder will be paid during the second half of 1996. This type of expense is not expected to be recurring.

     Earnings of the Test and Measurement Products Segment decreased slightly from the comparable prior year period. Operating profits at Chatillon were lower during the second quarter of 1996 than in the comparable prior year period. The operating profit in 1996 reflected certain non-recurring administrative costs, including those associated with executive recruiting. This decrease at Chatillon exceeded an increase in operating profits at Lloyd.

     Total selling, general and administrative expenses for the quarter were $15.9 million compared to $9.0 million for the same period in 1995. This represents an increase of 75.5%. The increase includes the effect of Pulse selling, general and administrative expenses as Pulse was acquired subsequent to the second quarter of 1995. Also included in the 1996 expenses are the restructuring charges of $1.95 million related to the severance payments in Taiwan as noted above.

     Interest
     --------

     Net interest expense decreased during the period to $39,000, significantly less than the $313,000 that was incurred in the prior year period. During the second quarter of 1996, the level of debt outstanding was lower than in 1995. The cash flow generated in recent quarters has provided the Company with higher levels of cash reserves which are invested in short-term deposit instruments. The earnings on these investments reduces the amount of net interest expense incurred by the Company. The rate on the term debt balance of $9.5 million at June 30, 1996 was fixed at 6.65%.

     Income Taxes
     ------------

     The effective income tax rate for the quarter was 33.6%, a decrease from the effective rate of 38.5% during the second quarter of 1995. The decrease was caused by proportionately more taxable income earned by the Company's offshore operating units, especially the Pulse entities, which generally incur lower tax rates than those experienced by the Company's domestic operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
- -------------------------------------

For the Six Months Ended June 30, 1996:

     Sale of the Products Division
     -----------------------------

     The Company sold the assets of its Products Division (a provider of currency counters and dispensers) for a pre-tax gain of approximately $1.5 million, or $.09 per share after tax, during the first quarter of 1996. The Products Division was included in the End User/Finished Products Segment, the name of which has been changed to the Test & Measurement Products Segment.

     Revenues
     --------

     Total sales for the first six months of 1996 were $130.9 million, an increase of 64.8% from the sales of $79.4 million recorded in the prior year period. Most of the sales increase is attributable to the inclusion of Pulse during 1996. Sales of the Metallurgical Products Segment also increased relative to the same period in 1995, with an increase in sales at AMI exceeding a sales decrease at Chace Precision Metals, Inc. The remaining operating units of the Test & Measurement Products Segment experienced a sales increase. (The Products Division was sold during the first quarter of 1996.) On a year-to-date basis, the increased sales of Chatillon accounted for most of the increase of the Segment. The sales of Lloyd were approximately the same as in the prior year. However, the orders entered at Lloyd, which is based in England, were higher than the sales during the first six months of 1996, while the orders entered at Chatillon were lower than Chatillon's sales for the same period.

     Cost of Sales and Operating Expenses
     ------------------------------------

     The year-to-date gross margin in 1996 was 34.3% compared to 30.3% in 1995. The increased margin was driven primarily by the Electronic Components Segment and specifically the addition of Pulse. Manufacturing efficiencies relative to that Segment's operations in China, which had begun to be realized during the second half of 1995, continued during 1996.

     Total selling, general and administrative expenses were $29.3 million during the six months ended June 30, 1996, compared with $17.7 for the same period in 1995. The increase includes the addition of Pulse, the restructuring expenses incurred relative to the Electronic Components Segment's operation in Taiwan and higher administrative spending necessary to support the increased level of sales in 1996.

     Interest
     --------

     Net interest expense for the first six months of 1996 was $162,000 compared to $548,000 in the comparable prior year period. Approximately $7.5 million of long-term debt was repaid during the first half of 1996, resulting in a lower level of debt outstanding. Additionally, increasing cash reserves resulted in larger amounts of interest income during the period.

     Income Taxes
     ------------

     The effective year-to-date income tax rate for the first six months of 1996 was 36.8% compared to 35.1% during 1995. The higher rate in 1996 was the result of higher non-deductible expenses, including reorganization expenses of Lloyd incurred in Germany and the amortization of goodwill associated with the acquisition of Pulse. Also contributing to the higher rate in 1996 was the sale of certain assets of the Products Division which occurred in the first quarter. The effective tax rate for the second quarter alone was 33.6%, significantly less than the rate in the first quarter.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                 NONE

ITEM 2    CHANGES IN SECURITIES                             NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The regular annual meeting of shareholders was held on May 22, 1996. Messrs. Thomas J. Flakoll, J. Barton Harrison and Graham Humes were elected to a three-year term as directors of the Company. KPMG Peat Marwick LLP was selected as the Company's independent public accountants for the year ended December 31, 1996. The results of the votes were as follows:
                                        For     Withhold Authority
                                        ---     ------------------
             Thomas J. Flakoll       6,394,156       175,020
             J. Barton Harrison      6,394,156       175,020
             Graham Humes            6,393,792       175,384

                                        For        Against    Abstain
                                        ---        -------    -------
             KPMG Peat Marwick LLP   6,431,831     129,530     7,815

ITEM 5    OTHER INFORMATION                                 NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              The Exhibit Index is on page 13.

          (b) Reports on Form 8-K                           NONE

                             EXHIBIT INDEX

DOCUMENT

 3.(i)  Articles of Incorporation    Incorporated by reference to Form 10-K
                                     for the year ended December 31, 1995

   (ii) By-laws                      Incorporated by reference to Form 10-K
                                     for the year ended December 31, 1995

 4.     Instruments defining rights  Incorporated by reference from Form 10-K
         of security holders         for the year ended December 31, 1982.


11.     Statement re computation
         of per share earnings       Page 13

27.     Financial Data Schedule      Electronic Filing Only

EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                  Three Months Ended      Six Months Ended
                                 June 30,   June 30,     June 30,    June 30,
                                   1996       1995         1996        1995
                                 --------   --------     -------     --------

Net earnings                    $5,236,000  $2,020,000  $10,702,000  $3,712,000

Primary earnings per share:

Weighted average number of
  common shares outstanding      7,996,863   6,042,000    7,956,412  6,042,000

  Add: Shares arising from the
   assumed exercise of stock
   options (as determined under
   the Treasury Stock Method)       84,595          --       88,190          --
                                ----------  ----------  -----------  ----------

  Weighted average of common
   and equivalent shares         8,081,458   6,042,000    8,044,602   6,042,000
                                ----------  ----------  -----------  ----------

Primary earnings per share      $      .65  $      .33  $      1.33  $      .61
                                ==========  ==========  ===========  ==========

Fully diluted earnings per share (1):

  Weighted average of common and
   equivalent shares outstanding
   (as determined for the
   Primary earnings per share
   calculation above)            8,081,458   6,042,000    8,044,602   6,042,000

  Add: Additional shares arising
   from the assumed exercise of
   stock options (as determined
   under the Treasury Stock
   Method)                              --          --           --          --
                                ----------  ----------  -----------  ----------

  Weighted average of common
   and equivalent shares         8,081,458   6,042,000   8,044,602    6,042,000
                                ----------  ----------  -----------  ----------

    Fully diluted earnings
     per share                  $      .65  $      .33  $      1.33  $      .61
                                ==========  ==========  ===========  ==========

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



                                            TECHNITROL, INC.
                                    ------------------------------------
                                              (Registrant)



     August 2, 1996                /s/Albert Thorp, III
- -----------------------------      -------------------------------------
          (Date)                    Albert Thorp, III
                                    Vice President - Finance, Treasurer and
                                      Chief Financial Officer


    August 2, 1996                 /s/Drew A. Moyer
- -----------------------------      --------------------------------------
          (Date)                    Drew A. Moyer
                                     Corporate Controller, Assistant Treasurer
                                       and Principal Accounting Officer