Form 10-Q/A
period 1996-06-30
TECHNITROL INC
filed 1996-08-22
CIK 96763

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ______________________


                              FORM 10-Q/A

                            AMENDMENT NO. 1

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

     Technitrol, Inc. hereby amends Item 1 Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. The heading of the Consolidated Statements of Cash Flows included in the report originally filed has been amended to reflect the correct number of months included in the period covered by the Statements, and Item 1 of
Part I is hereby amended and restated in full as set forth on the following pages.

                   TECHNITROL, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                   June 30, 1996 and December 31, 1995
             In thousands of dollars, except for share data

                                                    June 30,      Dec. 31,
                                                    --------      --------
                Assets                                1996          1995
                ------                                ----          ----
Current Assets:
  Cash and cash equivalents                        $ 19,447      $ 13,894
  Receivables:
    Trade                                            37,892        33,431
    Other                                               232           308
  Inventories                                        31,514        32,962
Prepaid expenses and other current assets             2,831         2,019
                                                   --------      --------
      Total current assets                           91,916        82,614

Property, plant and equipment                        82,433        81,063
  Less accumulated depreciation                      38,209        35,935
                                                   --------      --------
    Net property, plant and equipment                44,224        45,128
Deferred income taxes                                 4,858         4,132
Excess of cost over net assets acquired              10,524        10,957
Other assets                                            808         2,109
                                                   --------      --------
                                                   $152,330      $144,940
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
                                                   ========      ========

  See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS

                       (in thousands of dollars)

                                           Three Months         Six Months
                                           ------------         ----------
                                          Ended June 30        Ended June 30
                                          -------------        -------------
                                         1996      1995      1996       1995
                                         ----      ----      ----       ----
 1. Net sales                          $68,028   $39,394   $130,880    $79,437


 2. Costs and expenses applicable
    to sales
    a) Cost of goods sold               44,161    26,737     85,945     55,390
    b) Selling, general and
       administrative expenses          15,895     9,057     29,265     17,681
                                       -------   -------   --------    -------
         Total costs and expenses
          applicable to sales           60,056    35,794    115,210     73,071
                                       -------   -------   --------    -------

 3. Other operating income
    a) Gain on the sale of the
       Products Division                    --        --      1,471         --
                                       -------   -------   --------    -------
 4. Operating profit                     7,972     3,600     17,141      6,366

 5. Other income (expense)
      Interest                             (39)     (313)      (162)      (548)
      Other                                (51)       --        (33)       (96)
                                       -------   -------   --------    -------
        Total other income (expense)       (90)     (313)      (195)      (644)
                                       -------   -------   --------    -------

 6. Earnings before taxes                7,882     3,287     16,946      5,722

 7. Income taxes                         2,646     1,267      6,244      2,010
                                       -------   -------   --------    -------
 8. Net earnings                       $ 5,236   $ 2,020   $ 10,702    $ 3,712
                                       =======   =======   ========    =======
 9. Weighted average common and
     equivalent shares                   8,081     6,042      8,045      6,042
     outstanding

10. Earnings per share                 $   .65   $   .33   $   1.33    $   .61

11. Dividends declared per share       $   .10   $   .10   $    .20    $  .195

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six Months Ended June 30, 1996 and 1995

                       (In thousands of dollars)

                                                            June 30,   June 30,
                                                            --------   --------
                                                              1996       1995
                                                              ----       ----

Cash flows from operating activities:
Net earnings                                                 $10,702    $3,712
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                                4,708     2,722
  Gain on sale of Products Division assets                    (1,471)       --
  Changes in assets and liabilities net of
    effect of sale of Products Division assets:
   Increase in accounts payable and accrued expenses           5,106     1,293
   (Increase) in accounts receivable                          (4,738)   (1,034)
   (Increase) decrease in inventories                            290    (3,355)
  Other, net                                                    (656)     (501)
                                                              -------   ------
     Net cash provided by operating activities                 13,941    2,837
                                                              -------   ------

Cash flows from investing activities:
  Proceeds from the sale of Products Division assets            3,671       --
  Acquisition of common stock warrants of Pulse Engineering        --   (4,769)
  Capital expenditures                                         (3,422)  (2,920)
  Proceeds from sale of property, plant and equipment              12       17
                                                              -------   ------
Net cash provided by (used in) investing activities               261   (7,672)
                                                              -------   ------

Cash flows from financing activities:
  Dividends paid                                               (1,591)  (1,179)
  Proceeds of long-term debt                                       --    5,000
  Principal payments of long-term debt                         (7,511)  (2,011)
  Net repayment of short-term debt                                 --     (769)
  Proceeds from exercise of stock options                         472       --
                                                              -------   ------
     Net cash provided by (used in) financing activities       (8,630)   1,041
                                                              -------   ------

     Net effect of exchange rate changes on cash                  (19)     119

Net increase (decrease) in cash and cash equivalents            5,553   (3,675)

Cash and cash equivalents at beginning of year                 13,894    8,716
                                                              -------   ------
Cash and cash equivalents at June 30                          $19,447   $5,041
                                                              -------   ------

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

     The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1995, unaudited consolidated pro forma results of operations of the Company would have been (in thousands, except for earnings per share):

                             Six Months Ended
                                June 30, 1995
                                -------------
          Sales                      $128,480
          Net earnings                 $7,450
          Earnings per share            $0.93

                   TECHNITROL, INC. AND SUBSIDIARIES

     ----------------------------

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

(3)  Inventories
     -----------
     Inventories consist of the following (in thousands):

                                     June 30,     December 31,
                                     --------     ------------
                                       1996             1995
                                       ----             ----
          Finished goods              $ 9,861          $12,926
          Work in process               9,159            8,888
          Raw materials                12,494           11,148
                                      -------          -------
                                      $31,514          $32,962

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



                                           TECHNITROL, INC.
                                    ----------------------------
                                             (Registrant)



       August 22, 1996               /s/Albert Thorp, III
- ----------------------------        -----------------------------------
           (Date)                    Albert Thorp, III
                                     Vice President - Finance, Treasurer and
                                       Chief Financial Officer


       August 22, 1996               /s/Drew A. Moyer
- ---------------------------         -----------------------------------
           (Date)                    Drew A. Moyer
                                     Corporate Controller, Assistant Treasurer
                                        and Principal Accounting
                                        Officer