Form 10-Q
period 1996-09-30
TECHNITROL INC
filed 1996-11-13
CIK 96763

Exhibit index
                                                         is on Page 13



                             UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ______________________


                               FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1996, or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______________ to ______________.


Commission File No. 1-5375


                           TECHNITROL, INC.
          (Exact name of registrant as specified in Charter)



            PENNSYLVANIA                          23-1292472
  (State or other jurisdiction of    (IRS Employer Identification Number)
   incorporation or organization)

  1210 Northbrook Drive, Suite 385
       Trevose, Pennsylvania                        19053
(Address of principal executive offices)          (Zip Code)


   Registrant's telephone number,                215-355-2900
        including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days.       YES  X    NO
                        ----      ---


Common Stock - Shares Outstanding as of October 16, 1996:    7,990,564

                   TECHNITROL, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995
            In thousands of dollars, except for share data

                                                    Sept. 30,      Dec. 31,
                                                    ---------      --------
                Assets                                1996           1995
                ------                                ----           ----

Current Assets:
  Cash and cash equivalents                          $  24,396     $  13,894
  Receivables:
    Trade                                               34,872        33,431
    Other                                                  257           308
  Inventories                                           29,259        32,962
  Prepaid expenses and other current assets              3,492         2,019
                                                      --------      --------
      Total current assets                              92,276        82,614

Property, plant and equipment                           84,229        81,063
  Less accumulated depreciation                         40,224        35,935
                                                      --------      --------
    Net property, plant and equipment                   44,005        45,128
Deferred income taxes                                    5,125         4,132
Excess of cost over net assets acquired, net            12,941        10,957
Other assets                                               927         2,109
                                                      --------      --------
                                                      $155,274      $144,940
                                                      ========      ========


    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Current installments of long-term debt                $2,021      $  2,023
  Accounts payable                                       7,823         8,359
  Accrued expenses                                      33,852        28,990
                                                      --------      --------
      Total current liabilities                         43,696        39,372

Long-term liabilities:
  Long-term debt, excluding current installments         6,587        15,102
  Other long-term liabilities                            6,279         5,705
Minority interest in subsidiary                             95            --

Shareholders' equity:
  Common stock                                           1,366         1,342
  Additional paid-in capital                            39,391        36,907
  Retained earnings                                     65,083        52,517
                                                      --------      --------
                                                       105,840        90,766
  Less:  Cost of treasury stock                         (5,531)       (4,535)
  Unearned compensation under stock award plan            (896)         (697)
  Cumulative translation adjustment                       (796)         (773)
                                                      --------      --------
      Total shareholders' equity                        98,617        84,761
                                                      --------      --------
                                                      $155,274      $144,940
                                                      ========      ========

  See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands of dollars)

                                         Three Months         Nine Months
                                         ------------         -----------
                                        Ended Sept. 30       Ended Sept. 30
                                        --------------       --------------
                                         1996      1995      1996        1995
                                         ----      ----      ----        ----

1.  Net sales                         $ 59,053   $35,940   $189,933    $115,377

2.  Costs and expenses applicable
    to sales
    a) Cost of goods sold               39,010    26,333    124,955      83,423
    b) Selling, general and
       administrative expenses          13,533     7,268     42,798      23,249
                                      --------   -------   --------    --------

         Total costs and expenses
           applicable to sales          52,543    33,601    167,753     106,672
                                      --------   -------   --------    --------

3.  Other operating income
    a) Gain on the sale of the
       Products Division                    --        --      1,471          --
                                      --------   -------   --------    --------

4.  Operating profit                     6,510     2,339     23,651       8,705

5.  Other income (expense)
      Interest, net                         24      (304)      (138)       (852)
      Other                                (17)      203        (50)        107
                                      --------   -------   --------    --------
         Total other income (expense)        7      (101)      (188)       (745)
                                      --------   -------   --------    --------


6.  Earnings before taxes                6,517     2,238     23,463       7,960

7.  Income taxes                         2,252       565      8,496       2,575

8.  Minority interest in subsidiary         (5)       --         (5)         --
                                      --------   -------   --------    --------

9.  Net earnings                      $  4,270   $ 1,673   $ 14,972    $  5,385
                                      ========   =======   ========    ========
10. Weighted average common and
    equivalent shares outstanding        8,083     6,042      8,045       6,042

11. Earnings per share                $    .53   $   .28   $   1.86    $    .89

12. Dividends declared per share      $    .10   $   .10   $    .30    $   .295

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             Nine Months Ended September 30, 1996 and 1995

                       (In thousands of dollars)

                                                      Sept. 30,       Sept. 30,
                                                      ---------       ---------
                                                         1996            1995
                                                         ----            ----

Cash flows from operating activities:
Net earnings                                            $14,972         $ 5,385

Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                           7,103           4,114
  Minority interest in subsidiary                            (5)             --
  Gain on sale of Products Division assets               (1,471)             --
  Changes in assets and liabilities net of
      effect of acquisitions and divestitures:
    Increase (decrease) in accounts payable and
      accrued expenses                                    2,590           (815)
    (Increase) decrease in accounts receivable           (1,892)            621
    (Increase) decrease in inventories                    2,860          (4,253)
  Other, net                                               (118)           (758)
                                                        -------         -------
    Net cash provided by operating activities            24,039           4,294
                                                        -------         -------

Cash flows from investing activities:
  Proceeds from the sale of Products Division assets      3,671              --
  Cash acquired net of cash paid for acquisition of
    Pulse Engineering                                        --          16,658
  Acquisition of Netwave assets from Xircom              (1,175)             --
  Capital expenditures, exclusive of acquired business   (5,420)         (4,046)
  Proceeds from sale of property, plant and equipment        12              17
                                                        -------         -------
    Net cash provided by (used in) investing activities  (2,912)         12,629
                                                        -------         -------

Cash flows from financing activities:
  Dividends paid                                         (2,391)         (1,751)
  Proceeds of long-term debt                                 --           9,000
  Principal payments of long-term debt                   (8,517)         (2,006)
  Net repayment of short-term debt                           --            (769)
  Proceeds from exercise of stock options                   499              --
  Purchase of treasury stock                               (344)             --
  Contributions from minority interest in subsidiary        100              --
                                                        -------         -------
    Net cash provided by (used in) financing activities (10,653)          4,474
                                                        -------         -------

  Net effect of exchange rate changes on cash                28              23

Net increase (decrease) in cash and cash equivalents     10,502          21,420

Cash and cash equivalents at beginning of year           13,894           8,716
                                                        -------         -------

Cash and cash equivalents at September 30               $24,396         $30,136
                                                        -------         -------


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

(2)  Acquisitions and Divestitures
     -----------------------------

     On August 30, 1996, a majority-owned subsidiary of the Company, Netwave Technologies, Inc. ("NTI"), completed the purchase of all of the wireless LAN business assets of Xircom, Inc. The Company's ownership interest of NTI is currently 90%, however its interest is expected to decrease to approximately 80% as additional contributions are received from minority investors. The fair value of the assets acquired, which includes equipment, inventory and certain intangibles, is not material to the company's financial position.

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

     The total purchase price approximated $60.6 million and consisted of cash paid to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The fair value of the assets acquired and liabilities assumed approximated $65.5 million and $17.4 million, respectively. The excess of cost over net assets acquired approximated $12.5 million and is being amortized over 15 years. The components of the purchase price as described here include final purchase price allocation adjustments which were made during 1996. None of the allocation adjustments which were made during 1996 were material to the total purchase price or to the consolidated earnings of the Company. The purchase price was arrived at pursuant to arms-length negotiations taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired, business prospects of Pulse and the synergies of Pulse with the existing operations of the Electronic Components Segment of the Company.

     Approximately 1,785,000 shares of Technitrol common stock at a then fair market value of $16.375 per share were issued to former holders of Pulse common stock. The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. Approximately 269,000 shares of Technitrol common stock became issuable upon exercise of

                   TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions and Divestitures (continued)
     -----------------------------

such options. Except for approximately 33,000 options which were not vested at the acquisition date, all assumed options became immediately exercisable at prices ranging from $1.73 to $15.61. The options have various expiration dates, the latest of which is in April 2001.

     The acquisition has been accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1995, unaudited consolidated pro forma results of operations of the Company would have been (in thousands, except for earnings per share):

                            Nine Months Ended
                               Sept. 30, 1995
                               --------------
          Sales                      $191,062
          Net earnings                $12,851
          Earnings per share            $1.60

     This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger.

(3)  Inventories
     -----------

   Inventories consist of the following (in thousands):

                                  September 30,     December 31,
                                  -------------     ------------
                                       1996             1995
                                       ----             ----
          Finished goods              $11,622          $12,926
          Work in process               7,613            8,888
          Raw materials                10,024           11,148
                                      -------          -------
                                      $29,259          $32,962
                                      =======          =======

(4)  Supplemental Disclosure of Non-cash Transactions
     ------------------------------------------------

     During the nine months ending September 30, 1996 and 1995, the Company issued to employees stock pursuant to the Company's Restricted Stock Plan having a fair value of $555,000 and $406,000, respectively.

(5)  Restructuring Charges
     ---------------------

     Restructuring and related costs are recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the second quarter of 1996, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing within its Electronics Components Segment. Accordingly, reserves were established for employee separation costs related to the relocation of a majority of the production capacity of the Company's production facility in Taiwan to the Company's production facility in the Philippines. Charges of $1,950,000 were included in selling, general and administrative expenses for the second quarter, including payments made to terminated employees during the quarter of $1,137,000. Additional separation payments were made during the quarter ended September 30, 1996. These payments were charged against the provision established during the second

                   TECHNITROL, INC. AND SUBSIDIARIES

(5)  Restructuring Charges (continued)
     ---------------------

quarter. Substantially all required payments have been made prior to September 30, 1996 and no material provision exists at the end of the third quarter. The employees involved in the plan are primarily direct production workers in Taiwan. A limited number of indirect employees are also involved. A total of 263 direct and 46 indirect employees were included in the restructuring plan.

(6)  Subsequent Event
     ----------------

     On October 31, 1996, a newly created, indirectly wholly-owned subsidiary of the Company acquired substantially all of the operating assets of the metallurgical business of Doduco GmbH located in Germany, as well as all of the capital stock of Doduco Espana located in Madrid, Spain (together, "Doduco"). The assets purchased consist of real property in Pforzheim and Sinsheim, inventories, fixed assets and intangibles. The liabilities assumed are limited to certain obligations under contracts accepted by the Company and certain vacation and bonus payments due to employees.

     Doduco, which has operated in bankruptcy since June 1996, produces electrical contacts, contact materials, thermostatic bimetals, and precision contact sub-assemblies made from precious and non-precious metals by wrought as well as powdered metallurgical processes. Its contact producing operations are complemented by broad capabilities in electroplating and precious metals refining. Doduco has undergone significant restructuring both prior to and during its bankruptcy. The Company intends to continue to operate the business of Doduco at its present locations in Germany and Spain, using separate indirectly wholly-owned corporate entities under the Doduco and Advanced Metallurgy names.

     The purchase price for the assets acquired was approximately $22.0 million, including transaction expenses. In addition, the Company entered into leases with third party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases currently in effect relating to the leasing of precious metals used in the Company's Metallurgical Products Segment. The purchase price was funded by a combination of cash on-hand and bank credit provided under a $30.0 million multi-currency temporary acquisition facility. Subsequent to September 30, 1996, approximately 28.0 million Deutsche Marks (approximately $18.0 million) was borrowed under the temporary acquisition facility to fund a portion of the purchase price as well as the initial working capital needs of Doduco. The purchase price was arrived at pursuant to arms-length negotiations taking into account all pertinent factors including, but not limited to, the nature, monetary and strategic value of the assets being acquired and the synergies of Doduco with the existing operations of the Metallurgical Products Segment of the Company, which includes Advanced Metallurgy, Inc. and Chace Precision Metals, Inc. The total purchase price is subject to adjustment as the expenses and details of the transaction are finalized. The acquisition will be accounted for by the purchase method of accounting and the Company is currently in the process of obtaining appraisals of the Doduco assets for purposes of purchase price allocation.

     For the full year ending December 31, 1996, Doduco's revenues (for the product lines represented by the assets acquired by the Company) are expected to approximate $160.0 million. The results of these product lines subsequent to October 31, 1996 will be included in the Company's consolidated results for the year ended December 31, 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The results for the nine months ended September 30, 1996 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the periods presented and the consolidated balance sheet at September 30, 1996. To the best knowledge and belief of Technitrol, all normal recurring accruals and adjustments have been made to properly reflect income and expenses attributable to this period.

     At September 30, 1996, the Company's cash balance was approximately $24.4 million. This represents an increase of $10.5 million from the end of 1995. Total working capital was $48.6 million at the end of the third quarter. The significant positive cash flow during 1996 enabled the Company to increase its cash reserves in addition to repaying approximately $8.5 million in long-term debt.

     During the nine months ended September 30, 1996, cash provided by operations was $24.0 million. The cash flow from operations included earnings of approximately $15.0 million and depreciation and amortization of $7.1 million. Accounts receivable increased by $1.9 million during the nine months as a result of the record sales level. Inventories decreased by $2.9 from the end of 1995. The lower inventory level reflects the decrease in the backlog from $55.9 million at December 31, 1995 to $44.6 million at September 30, 1996.

     Cash used by investing activities was $2.9 million during the first nine months of 1996. Capital expenditures were $5.4 million during the period. The assets of the Netwave wireless LAN product line were purchased from Xircom, Inc. during the quarter. The purchase price, including related expenses, was approximately $1.2 million. The cash received from the sale of the Company's Products Division approximated $3.7 million. The Products Division sale occurred on February 27, 1996 and a portion of the funds received were used to repay debt, as noted below.

     Debt repayments totaled $8.5 million during the nine months, comprising the majority of the total cash used in financing activities. The Company's primary credit facility of $50.0 million includes a revolving credit portion and a term loan. The $7.0 million that was outstanding under the revolver at December 31, 1995 was repaid in its entirety during the first quarter of 1996. Separately, $1.5 million was repaid under the term loan during the first nine months of 1996. The Company received $0.5 million from the exercise of stock options during 1996. The options exercised were among those assumed in connection with the acquisition of Pulse in 1995. No new options have been granted. During the third quarter, the Company reactivated its previously announced stock repurchase program and $0.3 million was used for purchases of common stock under this plan. The Company has since determined that this plan will be rescinded. Dividends of $2.4 million were paid during the first nine months of 1996.

     The acquisition of substantially all of the operating assets of Doduco GmbH occurred on October 31, 1996 as described in Note 6 to the Consolidated Financial Statements contained in Item 1 of Part 1 of this Form 10-Q. The Company financed the acquisition by a combination of cash on-hand and funds borrowed under a new $30.0 million temporary acquisition facility. In addition, the Company leased approximately $19.0 million of precious metals used in Doduco's operations. The temporary acquisition facility is an uncommitted multi-currency facility and is expected to be converted into a multi-currency five-year revolving credit facility prior to year-end. An amount of 28.0 million Deutsche Marks (approximately $18.0 million) has been borrowed under the temporary facility. Additional borrowings may occur as the Company funds the working capital requirements of Doduco. The Company believes that cash from operations and, if necessary, its line of credit will be sufficient to satisfy the Company's requirements for the foreseeable future.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Liquidity and Capital Resources (continued)
------------------------------

     Recent balance sheet composition has been:

                                September 30,   December 31,  September 30,
                                     1996          1995         1995
                                     ----          ----         ----
     Cash & cash equivalents          16%           10%          18%(a)
     Other current assets             44%           47%          44%
     Plant, property & equipment      28%           31%          28%
     Other assets                     12%           12%          10%
                                     ---           ---          ---
       Total                         100%          100%         100%
                                     ===           ===          ===

     Current liabilities              28%           28%          35%(a)
     Long-term debt excluding
       current installments            4%           10%          12%
     Other non-current liabilities     4%            4%           3%
     Shareholders' equity             64%           58%          50%
                                     ---           ---          ---
       Total                         100%          100%         100%
                                     ===           ===          ===

(a) Includes cash due to former holders of Pulse common stock.

Results of Operations
---------------------

     Sale of the Products Division
     -----------------------------

     The Company sold the assets of its Products Division (a provider of currency counters and dispensers) for a pre-tax gain of approximately $1.5 million, or $0.09 per share after tax, during the first quarter of 1996. The Products Division was included in the End User/Finished Products Segment, the name of which was changed to the Test & Measurement Products Segment.

For the Three Months Ended September 30, 1996
---------------------------------------------

     Revenues
     --------

     Sales in the third quarter of 1996 were $59.1 million, an increase of 64.3% over the same period in 1995. The increase over 1995 is primarily attributable to the sales of Pulse Engineering, Inc. ("Pulse"), which was acquired by the Company in September 1995. The Electronic Components Segment, which includes Pulse, experienced significant demand from its customers in the computer, local area network (LAN) and telecommunication markets during the first half of 1996. However, as expected, the sales level in this Segment declined somewhat in the third quarter reflecting the lower order rate in the second and third quarter. The decline in orders was the result of widely observed inventory adjustments and project deferrals occurring within the industry. Order entry for this Segment improved during September and October. It is too soon to predict whether this is a trend and, if so, how long it might continue.

     Sales of the Metallurgical Products Segment increased from the sales during the same period of 1995. Volume increases at Advanced Metallurgy, Inc. ("AMI") were the primary cause of the increase in this Segment as AMI's higher sales offset a decrease in sales at Chace Precision Metals, Inc. ("Chace"). Domestic economic conditions affecting the manufacturers of circuit protection, power control and power distribution equipment continue to have a significant impact on the sales volume of AMI. These conditions were more favorable during 1996 than in 1995.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------

     Revenues (continued)
     --------

     Total sales for the Test & Measurement Products Segment in the quarter were lower than the prior year period as a result of the sale of the Products Division during the first quarter of 1996. The sales of that Division were approximately $1.1 million for the comparable quarter in 1995. Without the effect of the Products Division sales, the Test & Measurement Segment experienced a sales increase during the third quarter of 1996 relative to the third quarter of 1995. A sales increase at Lloyd Instruments, Ltd. ("Lloyd") exceeded a slight sales decrease at John Chatillon & Sons, Inc. ("Chatillon").

     Cost of Sales and Operating Expenses
     ------------------------------------

     During the third quarter, the Company's gross margin was 33.9%, an increase from 26.7% in the third quarter of 1995. The higher gross margin was primarily the result of improved manufacturing efficiencies and higher shipments within the Electronic Components Segment (reflecting the addition of Pulse in 1996) and the Metallurgical Products Segment. Gross margin and operating profit improvement in the Metallurgical Products Segment evidenced a continued recovery from the increased price competition and raw material cost increases that were so dramatic during the second half of 1995. The management of that Segment had reduced overhead spending and lowered break-even points prior to the third quarter of 1996 and these actions had a favorable impact on the profitability of the Segment, particularly with the higher volume in 1996.

     Earnings of the Test & Measurement Products Segment increased from the comparable prior year period. This increase was primarily attributable to the higher earnings of Lloyd. The results of Lloyd during the third quarter of 1996 included greater amounts of service and repair work that typically has a higher gross margin than sales of certain products. In addition, overhead spending was lower than planned at Lloyd, due in part to lower spending at Lloyd's subsidiary in Germany.

     Total selling, general and administrative expenses for the quarter were $13.5 million compared to $7.3 million for the same period in 1995. This represents an increase of 86.2%. The increase includes the effect of Pulse, which was acquired at the end of the third quarter in 1995, as well as higher administrative spending necessary to support the increased level of sales in 1996.

     Interest
     --------

     Interest income slightly exceeded interest expense during the quarter and resulted in net interest income of $24,000. In the comparable prior year period, net interest expense was $304,000. During the third quarter of 1996, the level of debt outstanding was significantly lower than in 1995. The cash flow that has been generated in 1996 has also provided the Company with higher levels of cash reserves which are invested in short-term deposit instruments. The earnings on these investments has offset the amount of interest expense incurred by the Company. The rate on the term debt balance of $8.5 million at September 30, 1996 is fixed at 6.65%. With the incurrence of debt to fund the Doduco acquisition (see "Liquidity and Capital Resources" above), the Company expects that interest expense will exceed interest income in the fourth quarter of 1996.

     Income Taxes
     ------------

     The effective income tax rate for the quarter was 34.6%, an increase from the effective rate of 25.2% during the third quarter of 1995. The increase was caused by proportionately less taxable income earned by the Company's offshore operating units, which generally incur lower tax rates than those experienced by the Company's domestic operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------

For the Nine Months Ended September 30, 1996
--------------------------------------------

     Revenues
     --------

     Total sales for the first nine months of 1996 were $189.9 million, an increase of 64.6% from the sales of $115.4 million recorded in the prior year period. Most of the sales increase is attributable to the inclusion of Pulse during 1996. Sales of the Metallurgical Products Segment also increased relative to the same period in 1995, with an increase in sales at AMI exceeding a sales decrease at Chace. As noted in the analysis of the third quarter results above, the domestic economic conditions which affect the manufacturers of circuit protection, power control and power distribution equipment were more favorable during 1996 than in 1995 and this has had a positive impact on the sales volumes of AMI.
Higher market prices for metals, which are factored in customer prices for certain products of the Segment, also contributed to the sales increase.

     The Test & Measurement Segment experienced a sales increase among the remaining operating units. (The Products Division was sold during the first quarter of 1996.) On a year-to-date basis, the increased sales of Lloyd accounted for most of the increase of the Segment.

     Cost of Sales and Operating Expenses
     ------------------------------------

     The year-to-date gross margin in 1996 was 34.2% compared to 27.7% in 1995. The increased margin was driven primarily by the Electronic Components Segment and specifically the addition of Pulse. Manufacturing efficiencies relative to the Segment's operations in China, which had begun to be realized during the second half of 1995, continued during 1996. Operating profits of the Electronic Components Segment in 1996 were negatively impacted by restructuring charges incurred relative to certain Far East operations. These charges resulted from the decision by management to shift a majority of the production from the Segment's operation in Taiwan to its Philippine production site. While that alternative had been contemplated for some time, the final decision to effect the change and the costs associated with that decision were determined during the second quarter of 1996. The total charge was approximately $1.95 million and related primarily to employee severance payments in Taiwan. This expense is not expected to be recurring.

     Total selling, general and administrative expenses were $42.8 million during the nine months ended September 30, 1996, compared with $23.2 for the same period in 1995. The increase includes the addition of Pulse, the restructuring expenses incurred relative to the Electronic Component Segment's operation in Taiwan and higher corporate spending necessary to support the increased level of sales in 1996.

     Interest
     --------

     Net interest expense for the first nine months of 1996 was $138,000 compared to $852,000 in the comparable prior year period. Approximately $8.5 million of long-term debt was repaid during the first nine months of 1996, resulting in a lower level of debt outstanding. Additionally, increasing cash reserves resulted in interest income exceeding interest expense during the period.

     Income Taxes
     ------------

     The effective year-to-date income tax rate for the first nine months of 1996 was 36.2% compared to 32.3% during 1995. The higher rate in 1996 was the result of higher non-deductible expenses, including reorganization expenses of Lloyd incurred in Germany during the first quarter. Also contributing to the higher rate in 1996 was the sale of assets of the Products Division which occurred in the first quarter.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                 NONE

ITEM 2    CHANGES IN SECURITIES                             NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           NONE

ITEM 5    OTHER INFORMATION

               On November 4, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol
          TNL.  Previously, the stock was listed on the American
          Stock Exchange.

          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               The Exhibit Index is on page 13.

          (b) Reports on Form 8-K

               A report on Form 8-K dated August 30, 1996 was filed with respect to information regarding a shareholder rights plan adopted by the Board of Directors of the Company.

               A report on Form 8-K dated October 25, 1996 was filed with respect to the acquisition of Doduco as described in
          Note 6 to the Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

                             EXHIBIT INDEX

DOCUMENT

3. (i)  Articles of Incorporation     Incorporated by reference to Form 10-K
                                      for the year ended December 31, 1995

   (ii) By-laws                       Incorporated by reference to Form 10-K
                                      for the year ended December 31, 1995

4.      Instruments defining          Incorporated by reference from Form
        rights of security            10-K for the year ended December 31,
        holders                       1995 and from Exhibit 4 of Form 8-K
                                      dated August 30, 1996.

11.     Statement re computation
        of per share earnings         Page 14

27.     Financial Data Schedule       Electronic Filing Only

EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                Three Months Ended       Nine Months Ended
                               ----------------------    -----------------
                                 Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                    1996      1995         1996        1995
                                    ----      ----         ----        ----

Net earnings                    $4,270,000  $1,673,000  $14,972,000  $5,385,000

Primary earnings per share:

Weighted average number of
  common shares outstanding      8,012,000   6,042,000    7,975,000   6,042,000

  Add: Shares arising from the
    assumed exercise of stock
    options (as determined under
    the Treasury Stock Method)      71,000          --        70,000         --
                                 ---------   ---------     ---------  ---------

  Weighted average of common and
    equivalent shares            8,083,000   6,042,000     8,045,000  6,042,000
                                 ---------   ---------     ---------  ---------

     Primary earnings per share  $     .53   $     .28     $    1.86  $     .89
                                 =========   =========     =========  =========

Fully diluted earnings per share (1):

    Weighted average of common and
      equivalent shares outstanding
      (as determined for the
      Primary earnings per share
      calculation above)         8,083,000   6,042,000     8,045,000  6,042,000

    Add: Additional shares arising
      from the assumed exercise of
      stock options (as determined
      under the Treasury Stock
      Method)                           --          --           --          --
                                 ---------   ---------     ---------  ---------

  Weighted average of common
    and equivalent shares        8,083,000   6,042,000     8,045,000  6,042,000
                                 ---------   ---------     ---------  ---------

      Fully diluted earnings
        per share                $     .53   $     .28     $    1.86  $     .89
                                 =========   =========     =========  =========



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



                                              TECHNITROL, INC.
                                      ----------------------------------
                                                (Registrant)



       November 13, 1996              /s/Albert Thorp, III
--------------------------------      -----------------------------------
            (Date)                    Albert Thorp, III
                                      Vice President - Finance, Treasurer and
                                         Chief Financial Officer


       November 13, 1996              /s/Drew A. Moyer
--------------------------------      -----------------------------------
            (Date)                    Drew A. Moyer
                                      Corporate Controller, Assistant Treasurer
                                        and Principal Accounting Officer