Form 10-K
period 1996-12-31
TECHNITROL INC
filed 1997-03-20
CIK 96763

UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1996
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _______________

     Commission File No. 1-5375

                            TECHNITROL, INC.
           (Exact name of registrant as specified in Charter)
      PENNSYLVANIA                                  23-1292472
(State of Incorporation)               (IRS Employer Identification Number)

     1210 Northbrook Drive, Suite 385, Trevose, Pennsylvania  19053
    (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code:    215-355-2900

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each Exchange on which registered
  -------------------             -----------------------------------------
    Common Stock
par value $.125 per share                    New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                  YES   X             NO
                      -----              -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of March 3, 1997 is $315,586,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 1997.

                                          Number of shares outstanding
  Title of each class                             March 3, 1997
  -------------------                     -----------------------------
     Common stock                                  16,014,070
par value $.125 per share

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------
DOCUMENT                                                     REFERENCE
--------                                                     ---------
The Registrant's definitive Proxy Statement, dated March     Part III
28, 1997, to be used in connection with Registrant's         Page 18 of 43
1997 Annual Meeting of Shareholders                          pages

                                 PART I
ITEM I  BUSINESS

     Technitrol, Inc. and its consolidated subsidiaries (collectively the "Company") segments its business into three areas: Electronic
Components, Metallurgical Products and Test & Measurement Products. The business segments are described in further detail below.

     Additional information on the Company's foreign operations is shown in the geographic segment information immediately following the business segment information below.

Business Segment Information

      The Electronic Components Segment includes Pulse Engineering, Inc. ("Pulse") and Netwave Technologies, Inc. ("Netwave"). Pulse was acquired by the Company on September 29, 1995 and significantly increased the size of this segment. Subsequent to the acquisition of Pulse, the existing operations of the Electronic Components Segment were combined with Pulse to form a unified business throughout the world. Netwave, a majority-owned subsidiary, began operations on August 30, 1996 at which time Netwave acquired all of the wireless local area network ("LAN") business assets of Xircom, Inc. The Electronic Components Segment designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

      The Metallurgical Products Segment includes the operations of Advanced Metallurgy, Inc. ("AMI"), Doduco GmbH ("Doduco," acquired on October 31, 1996) and Chace Precision Metals, Inc. ("Chace"). AMI manufactures electrical contacts and assemblies for a wide range of industrial customers. Doduco produces electrical contacts, contact materials, thermostatic bimetals and precision contact sub-assemblies. Chace produces thermostatic and clad metal products for a broad market of industrial and consumer product manufacturers.

      The Test & Measurement Products Segment includes Lloyd Instruments, Ltd. ("Lloyd Instruments"), and John Chatillon & Sons, Inc. ("Chatillon"). Lloyd Instruments manufactures a comprehensive range of material testing systems and markets its products throughout the world. Chatillon manufactures force measurement products and weighing devices and in each case markets these products both domestically and internationally. Until its sale in February 1996, the Company's Products Division was also included in this segment. That division manufactured document counters and dispensers, and marketed its products internationally through distributors and on an OEM basis. In January 1997, the Company announced a possible divestiture of the Test & Measurement Products Segment. See Note 2 of Notes to Consolidated Financial Statements.

     Identifiable assets are those assets that are utilized in each Segment to provide the respective products. Corporate assets are principally cash and cash equivalents.

     The Company's products are sold primarily to customers through the three Segments described above. All business Segments' revenues are generally recognized when products are shipped. The majority of the Company's sales are subject to credit terms prevalent in the industries it serves. Receivables are written off when an account is considered to be doubtful of collection. Management believes there are no significant concentrations of credit risk related to its accounts receivable. Depending on its level of cash reserves, the Company may maintain significant cash investments at certain financial institutions. Management of the Company believes that the credit risk associated with such deposits and invested balances is not significant, due in part to the Company's investment policy requiring cash reserves to be invested only at institutions receiving the highest independent credit ratings.

Business Segment Financial Information (in thousands of dollars)

                                   1996             1995             1994
                                   ----             ----             ----
Net sales
  Electronic Components          $142,791        $  68,358         $ 41,173
  Metallurgical Products          100,521           75,304           76,534
  Test & Measurement Products(a)   30,763           32,757           28,737
                                 --------         --------         --------
     Total                       $274,075         $176,419         $146,444
                                 ========         ========         ========

Operating profit before
 income taxes
  Electronic Components          $ 22,536         $ 10,698         $  5,023
  Metallurgical Products            4,983            1,846            4,792
  Test & Measurement Products(a)    2,506            2,945            2,746
                                 --------         --------         --------
     Total operating profit      $ 30,025         $ 15,489         $ 12,561
  Other income (expense), net         991             (948)          (1,172)
                                 --------         --------         --------
Earnings before income taxes     $ 31,016         $ 14,541         $ 11,389
                                 ========         ========         ========

Assets at end of year
  Electronic Components          $ 80,868(b)      $ 80,109(b)      $ 25,054(b)
  Metallurgical Products           80,802(c)        35,659           37,054
  Test & Measurement Products(a)   12,814           15,009           14,086
                                 --------         --------         --------
    Identifiable assets          $174,484         $130,777         $ 76,194
  Corporate assets                 43,863           14,163            8,561
                                 --------         --------         --------
    Total                        $218,347         $144,940         $ 84,755
                                 ========         ========         ========

Capital expenditures
  Electronic Components          $  5,568(b)      $ 23,953(b)      $  7,933(b)
  Metallurgical Products           12,664(c)         2,248            2,288
  Test & Measurement Products(a)      710              846              569
                                 --------         --------         --------
    Total                        $ 18,942         $ 27,047         $ 10,790
                                 ========         ========         ========


Depreciation and amortization
  Electronic Components          $  5,384         $  2,430         $  1,502
  Metallurgical Products            3,160            3,149            3,205
  Test & Measurement Products(a)      579              666              564
                                 --------         --------         --------
    Total                        $  9,123         $  6,245         $  5,271
                                 ========         ========         ========

(a) See Note 2 of Notes to Consolidated Financial Statements regarding the Company's possible divestiture of the Test & Measurement Products Segment. In 1995 and 1994, a full year of operations of the Products Division was included in this Segment.
(b) Includes property, plant and equipment acquired as part of the acquisitions of Netwave, Pulse Engineering, Inc. and the Fil-Mag Group in 1996, 1995 and 1994, respectively. See Note 2 of Notes to
    Consolidated Financial Statements.
(c) Includes property, plant and equipment acquired as part of the acquisition of Doduco GmbH.

    In 1996, no customer accounted for more than 10% of the Company's consolidated sales. In 1995 and in 1994, one customer accounted for slightly more than 10% of consolidated sales. The customer is a Fortune 150 entity principally doing business with the Metallurgical Products Segment. Sales to the Company's ten largest customers accounted for 36% of sales in 1996 and 38% of sales in both 1995 and 1994.

    Export sales from the United States totalled $19.9 million in 1996, $15.3 million in 1995 and $14.0 million in 1994. There has been no concentration of sales to any particular domestic or international geographic area. The Company's operations are divided into three geographic areas: North America, Far East, and Europe. The Company's operations in North America are located entirely in the United States, including Puerto Rico. The Company's operations in Europe are primarily located in England, Ireland, Germany and Spain. The Company's operations in the Far East are primarily located in the Philippines, Taiwan and the Peoples Republic of China.

Geographic Information (in thousands of dollars)

                                          1996           1995           1994
                                          ----           ----           ----
Sales to unaffiliated customers, from
  North America                         $188,490       $139,455       $121,051
  Far East                                16,671         16,936         16,036
  Europe                                  68,914         20,028          9,357
                                        --------       --------       --------
    Total                               $274,075       $176,419       $146,444
                                        ========       ========       ========

Affiliate sales or transfers, from
  North America                         $  4,204       $    415       $     62
  Far East                                95,870         41,424         10,141
  Europe                                   4,682          1,310            629
                                        --------       --------       --------
    Total                               $104,756       $ 43,149       $ 10,832
                                        ========       ========       ========

Operating profit
  North America                         $  7,621       $  4,075       $  9,032
  Far East                                19,450         10,103          2,473
  Europe                                   2,941          1,317            901
  Eliminations                                13             (6)           155
                                        --------       --------       --------
    Total                               $ 30,025       $ 15,489       $ 12,561
                                        ========       ========       ========

Identifiable assets
  North America                         $ 79,417       $ 80,255       $ 52,084
  Far East                                31,138         35,497         17,439
  Europe                                  63,929         15,025          6,671
                                        --------       --------       --------
    Total                               $174,484       $130,777       $ 76,194
                                        ========       ========       ========

Global Activities

    As a diversified global enterprise engaged in manufacturing activities, certain risks are inherent to the Company's business. One such risk is its operations in developing countries. The vast majority of the Electronic Components Segment's manufacturing is performed in the People's Republic of China (the "PRC") and the Philippines. Although the PRC is one of the world's fastest growing economies, its potential economic, political and labor developments provide a number of uncertainties and risks. While the current PRC and Philippine governments have been quite receptive to foreign investment for manufacturing, there are no assurances that these receptive policies will continue and, if they do not continue, that they will not be replaced by economic, tax and/or labor policies which are less favorable to a foreign manufacturing presence than are the current policies. If the government of the PRC or the Philippines (or any other country in which the Company has significant operations) should adopt economic, legal, or trading policies harmful to private industry or foreign investment, or, if a country should take any other action that would jeopardize the value of foreign investments, it could have a material adverse effect on the Company.

Sales and Marketing

    Sales and marketing are accomplished by sales management, district managers, direct salesmen, representatives, agents, dealers and distributors. Within the Electronic Components Segment, products are sold primarily by the Segment's field sales force to customers in the computer, local area network (LAN) and telecommunication markets. The field sales personnel are technically trained and actively involved in product development and customer applications. Customers of the Metallurgical Products Segment, which include manufacturers of circuit protection, power control and power distribution equipment, purchase the Company's products primarily through this Segment's direct sales employees. Customers of the Test & Measurement Products Segment (which may be divested) include virtually every industry which performs inspection and in-process testing. This Segment's products are sold through independent agents, dealers and distributors.

Competition

    The businesses of the Company are highly competitive, and with respect to each of its Segment's products, it faces competition from numerous firms. For most of the Company's products, the markets are international in nature and its competition is worldwide.

Backlog

    As of December 31, 1996, the Company's backlog of orders was $84.8 million compared to $55.9 million at the end of 1995. Approximately $32.8 million of the backlog at December 31, 1996 was attributable to Doduco, acquired by the Company on October 31, 1996. Substantially all of the current backlog is scheduled for completion during the first six months of 1997. Most orders are subject to cancellation upon payment of normal cancellation charges. Normal delivery time for the Company's products varies from Segment to Segment, but is generally less than thirteen weeks. No material portion of the Company's business is seasonal in nature.

Raw Materials

    None of the Company's Segments is dependent upon any particular source of supply. However, there are relatively few suppliers of the ferrite materials used in electronic components, powder metals used in electrical contacts, and the specialty steel used in metal laminates. The Company has not encountered any significant difficulties in obtaining adequate supplies of these raw materials for manufacture of its products. The Metallurgical Products Segment engages in a business which utilizes silver and other precious metals as raw material components. These materials have been readily available and are anticipated to remain so.

Research and Development

    The Company does not engage in any basic research activities. Development activity is conducted within each Segment principally by that Segment's engineering personnel and is directed primarily toward the development of new products related to its current product lines and the improvement and enhancement of existing products. Although the Company possesses numerous patents, trademarks and tradenames which are used in the conduct of its businesses, the Company does not consider its consolidated earnings to be materially dependent upon any one patent, trademark or license.

Environment

    Expenditures required for the Company to meet or exceed Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have any material effect on capital expenditures, earnings or competitive position.

    The Company is involved in several matters relating to superfund sites. The Company's involvement has generally arisen from the alleged disposal at these sites by licensed waste haulers of small amounts of waste material many years ago. The Company has established reserves which it believes to be sufficient to cover the aggregate amount of the ultimate liability, if any, which the Company believes to be reasonably probable at this time.

Employees

    Certain operations of the Company, particularly in the Far East, are labor intensive. At December 31, 1996, the Company had approximately 11,200 full time employees compared with 9,300 at the end of 1995. The higher number of employees in 1996 includes approximately 1,100 Doduco employees in Europe.

Energy

    The Company did not experience any curtailment of supplies of electricity, gas or oil in 1996, and does not expect any curtailment in 1997.

Products

    Within each Segment, the primary products sold are similar in design, material content, application and customer base. Each Segment is continually changing its individual product offerings in response to customer needs and changes within the markets served. Further delineation of its product lines is not meaningful in gaining an understanding of the Company's business risks and opportunities. The Electronic Components Segment primarily produces magnetic-based electronic components and modules for use in local area networks, telecommunication, and wireless network applications. The Metallurgical Products Segment's main product offerings are electrical contacts, contact materials, thermostatic bimetals, precision contact subassemblies and thermostatic clad metal products. The principal product line of the Test & Measurement Products Segment (which may be divested during 1997) consists of products used in material testing and measurement systems and force measurement products.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Outlook:  Issues and Uncertainties

    The Company does not provide forecasts of future financial performance. While the Company's management is optimistic about the Company's long term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Rapid Technological Changes

    The industry in which the Company's Electronic Components Segment operates is characterized by rapid change, consolidation, uncertainty and constant new and emerging technologies. Generally, product life cycles are short. The pace of change has accelerated in recent years due to the Internet, on-line services and expansion of networking. This makes it necessary for the Company to maintain a strong engineering and development program to continue to succeed. Accordingly, engineering and development expenses are expected to grow in 1997 over 1996 and there are no assurances that the Company's efforts in these areas will continue to be successful.

Local Area Network Growth Rate

    The growth rate of local area networks and the rate at which networks are upgraded or replaced may be slower or faster in the future. This will affect the Electronic Component Segment's revenue growth.

Housing, Construction and Auto Sales

    The growth rates of housing, construction and auto sales, which are highly cyclical in the United States and Europe, will impact the revenue growth of the Metallurgical Products Segment.

Prices

    Future prices which the Company can obtain for its products may decrease from historical levels, depending on competition and costs.

Costs of Sales

    Although cost of sales as a percentage of sales decreased in 1996 over 1995, it varies among Segments and within each Segment based on product mix and channel of distribution (sales made through distributors have higher proportionate costs of sales on average due to lower selling prices). Mix factors may increase costs of sales as a percentage of sales in the future.

Global Integration of Metallurgical Products Segment

    The Company completed the acquisition of Doduco GmbH in October 1996. The degree of success of this acquisition depends on the Company's ability to successfully integrate all of its Metallurgical Products Segment's operations in Europe and North America and to take advantage of more rapidly growing markets in the Far East. Penetration of and participation in the Far Eastern marketplace is essential to enable this Segment to grow in excess of its anticipated internal growth rate in Europe and North America. This integration may take longer than expected and may never be fully achieved, resulting in growth opportunities which may be less than anticipated.

Continued Acquisition Success

    From 1993 through 1996, the Company completed the acquisition of the Fil-Mag Companies (1994), Pulse Engineering, Inc. (1995) and Doduco GmbH
(1996), each of which added substantially to the Company's revenue growth and, in the case of Fil-Mag and Pulse, to the Company's net income. Sustained growth in excess of the internal growth rate of the Electronic Components Segment will require continued acquisitions. The timing, price, structure and success of all acquisitions are inherently uncertain and unpredictable.

Other Factors

    In addition to the factors discussed above, among other factors which could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors such as rival manufacturers (particularly in the Electronic Components Segment and Metallurgical Products Segment) seeking increased market share based on price; availability of raw materials at reasonable prices; manufacturing efficiencies and capacity; the risks associated with foreign operations; the risk of obsolescence due to shifts in market demand; the timing of customer hardware and software introductions.

    The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success, but future events, costs, margins, product mix and profits are all influenced by inherently unpredictable factors such as are discussed above.

ITEM 2  PROPERTIES

    The following properties were owned or leased by the Company at December 31, 1996. Except for the corporate headquarters in Trevose, PA, all properties are used exclusively in one Segment, as identified. The properties used by the Test & Measurement Products Segment may be sold (or, if leased, the lease may be assigned) to unrelated parties in connection with the possible divestiture of the Segment. Certain small locations of the Company, such as regional sales offices, have been excluded from this listing.

                            Approx.     Owned/     Lease    % Used
 Location                  Square Ft.   Leased     Ending   for Mfg.      Comments
----------------------------------------------------------------------------------------------
Trevose, PA                  6,000      Leased      2001         0     Corporate headquarters

  Electronic Components
  ---------------------
Dongguan, Peoples
 Republic of China         215,000      Leased      2007        95

Philadelphia, PA            70,000      Owned                    0
Tuam, Ireland               60,000      Owned                   35
Kaohsiung, Taiwan           45,000      Owned                   20     Building is owned; land is
                                                                        leased through 2003
Cavite, Philippines         59,000      Owned                   75     Buildings are owned; land
                                                                        is leased through 2007
San Diego, CA               50,000      Owned                    0
Pleasanton, CA              15,000      Leased      2001        10
Greensboro, MD              20,000      Owned                   95
Hong Kong                   13,000      Leased      1997         0

  Metallurgical Products
  ----------------------
Pforzheim, Germany         490,000      Owned                    65
Reidsville, NC             250,000      Owned                    70
Sinsheim, Germany          222,000      Owned                    55
Export, PA                 115,000      Leased      2001         80
Cedar  Knolls, NJ           48,000      Owned                    65
Luquillo, P.R.              32,000      Owned                    80
Madrid, Spain               32,000      Owned                    90
Delmont, PA                 30,000      Owned                    90
McKeesport, PA              23,000      Leased      2004        100
Huchenfeld, Germany         16,000      Leased      1997        100
Lancaster, PA               15,000      Leased      1997         85
Luquillo, P.R.              12,000      Leased      1998         40

  Test & Measurement
  Products
  ------------------
Kew Gardens, NY             67,000      Owned                    75
Greensboro, NC              23,000      Owned                    60
Fareham, England            22,000      Leased      2004         50
Wuppertal, Germany          17,000      Leased      2005         60
Versailles, France           2,000      Leased      1997          0

     The Company believes its facilities to be adequate for its present needs, although additional manufacturing capacity may be pursued for certain products.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                PART II

ITEM 5  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

    Technitrol Inc.'s common stock commenced trading on the New York Stock Exchange on November 4, 1996 and previously was traded on the American Stock Exchange. The following table reflects the high and low sales prices on the relevant Exchange and the dividends paid to shareholders in each quarterly period during Technitrol's last two fiscal years. The amounts have been adjusted to reflect the two-for-one stock split effective on February 28, 1997.

QUARTER                          1ST         2ND          3RD         4TH
                                 ---         ---          ---         ---
1996 HIGH                     $14.56      $21.88       $20.81      $20.31

1996 LOW                       $9.56      $13.56       $12.50      $13.69

1996 DIVIDENDS PAID           $.0500      $.0500       $.0500      $.0500


1995 HIGH                      $7.81       $7.50        $9.00      $11.88

1995 LOW                       $6.69       $6.63        $7.00       $7.94

1995 DIVIDENDS PAID           $.0475      $.0475       $.0500      $.0500

     The approximate number of holders of record of the common stock, Technitrol Inc.'s only class of stock outstanding, as of January 10, 1997 was:

     TITLE OF CLASS                   NUMBER OF SHAREHOLDERS
     --------------                   ----------------------
     Common Stock                              706
     par value $.125 per share

ITEM 6 SELECTED FINANCIAL DATA LAST 5 YEARS
  (in thousands, except per share data)

                                 1996(a)     1995(a)    1994(a)      1993         1992
                                 ----        ----       ----         ----         ----
Net sales                       $274,075    $176,419   $146,444    $100,457      $ 98,554

Net earnings                    $ 20,427    $  9,340   $  6,944    $ 3,356(b)    $  2,838
  Earnings per share            $   1.27    $    .72   $    .58    $   .28(b)    $    .24

Total assets                    $218,347    $144,940   $ 84,755    $ 58,572      $ 55,708

Total long-term debt            $ 41,701    $ 17,125   $ 15,146    $  5,167      $  6,887

Shareholders' equity            $103,590    $ 84,761   $ 45,757    $ 40,294      $ 38,657

  Net worth per share           $   6.48    $   5.41   $   3.80    $   3.37      $   3.24

Working capital                 $ 74,787    $ 43,242   $ 32,676    $ 24,056      $ 23,178

  Working capital ratio         2.1 to 1    2.1 to 1   2.5 to 1    2.8 to 1      3.3 to 1
Number of shares outstanding:

  Weighted average, including
   commonstock equivalents        16,096      13,076     12,030      11,978        11,922

  Year end                        15,975      15,672     12,042      11,972        11,940

  Dividends declared per share  $   .200    $   .198   $   .188    $   .187      $   .187

Price range per share:

  High                          $  21.88    $ 11.880   $  8.000    $   5.06      $   5.50

  Low                           $   9.56    $   6.63   $   4.94    $   3.79      $   3.31

(a) The Company acquired Doduco in 1996, Pulse Engineering, Inc. in 1995 and the Fil-Mag Group in 1994. See Note 2 to Consolidated Financial Statements.

(b) Excludes cumulative effect of a change in accounting for income taxes. (See Note 6 to the Consolidated Financial Statements.)
</TABLE?

    Information relating to shares outstanding and per share amounts have been restated to reflect the two-for-one stock split effective February 28, 1997.





ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Technitrol, Inc. ("Technitrol" or the "Company") is a diversified manufacturer of electronic components, metallurgical products and test and measurement equipment.

    The Company's businesses are operated in those business segments. The Electronic Components Segment provides a broad array of magnetics-based components, miniature chip inductors, modules and wireless network products for use primarily in local area network and telecommunication products. Manufacturing occurs in the United States, Ireland, Taiwan, the Philippines and the People's Republic of China.

    The Metallurgical Products Segment is a broad based manufacturer of precious metal electrical contacts, bonded or clad metals and contact bearing components. These products are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances and various electronic products. This Segment also produces sophisticated electroplating and metal refining services and produces certain components for the automotive industry. Manufacturing takes place in the United States, Puerto Rico, Germany and Spain.

    The Test & Measurement Products Segment produces a variety of force measurement products, complementary measurement equipment and mechanical scales. Principal uses of these products are the determination of weight, force, tension, compression and torque as well as the density and flow characteristics of plastics and other liquids. Manufacturing occurs in the United States and Great Britain. In early 1997, the Company announced its decision to explore the divestiture of the Test & Measurement Products Segment if an acceptable transaction can be arranged.

    In 1993, the Company adopted a strategy which focused on expansion of the Company's electronics business by acquiring companies serving markets characterized by significant growth opportunities. In 1994, the Company acquired the Fil-Mag companies with manufacturing capabilities in Taiwan and the Philippines. In late 1995, the Company acquired Pulse Engineering, Inc. ("Pulse") with manufacturing capabilities in Ireland and China. In 1996, these businesses, together with the Components Division of the Company, were combined to form the Electronic Components Segment which provides an array of products for solving problems of customers engaged in designing and manufacturing local area network and telecommunications products. The Company believes that the Electronic Components Segment is a global market leader in the development and sale of components for local area network products.

    In 1996, the Company also acquired a majority equity interest in Netwave Technologies, Inc. ("NTI"). NTI was organized in 1996 to acquire the assets of the wireless local area network business formerly conducted by Xircom, Inc. The Company made a capital contribution to NTI of cash and the assets which comprised the wireless local area network business formerly conducted by the Electronic Components Segment. The minority interest in NTI is owned by a group of employees.

    In late 1996, in furtherance of its strategy of creating significant critical mass in and further geographical penetration of its metallurgical businesses, the Company acquired the assets of Doduco GmbH which is engaged in the manufacture in Germany and Spain of precious metal contacts, bimetal products and certain contact product modules. These operations were combined with the Company's Advanced Metallurgy, Inc. ("AMI") companies and Chace Precision Metals, Inc. ("Chace") to form the Metallurgical Products Segment. The Company believes that the Metallurgical Products Segment now possesses the critical mass necessary to enable this Segment to capitalize on advantages in the global markets for metallurgical contact, bimetal and related products.




    During the first quarter of 1996, the Company sold the assets of its Products Division (part of the Test & Measurement Products Segment) which manufactured currency counters and dispensers. In early 1997, the Company announced its intention to sell the remainder of its Test & Measurement Products Segment if an appropriate transaction can be arranged. Formal decisions, including the method of sale, the timing of the sales and the expected selling price, have not yet been made. Since this Segment is profitable, the Company may continue to operate it if appropriate value cannot be obtained.

    In management's opinion, the investments and strategies described above have positioned the Company for future growth and the creation of additional shareholder value.

    This Management Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the Company's results of operations, financial condition and other operational matters. Words or phrases denoting the anticipated results of future events - such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty - are intended to identify such forward-looking statements. Actual results may differ materially: (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified in the section captioned "Commitments and Contingencies" in the Notes to Consolidated Financial Statements and those factors set forth elsewhere in this Report under the caption "Cautionary Statement For Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995"; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition and certain cost increases; or (3) if the factors on which the Company's expectations are based do not prove to be correct. The data herein is published solely for the information of the Company's shareholders. No statement in this Report is made for the purpose of inducing the purchase or sale of any security issued by the Company.

Liquidity and Capital Resources

    At December 31, 1996, the Company's cash balance was approximately $43.5 million. This represents an increase of $29.6 million from the end of 1995. The cash on-hand at the end of 1996 included approximately $6.4 million that was used to repay debt in January 1997 and, separately, approximately $7.7 million that was also used early in 1997 for the purchase of real estate in Germany pertinent to Doduco. Although the acquisition of Doduco was completed on October 31, 1996 as more fully explained below, a portion of the real estate acquired was not transferred until early in 1997 as a result of legal proceedings and documentation activities that are customary in Germany. Total working capital was $74.8 million at the end of the year and, after adjustments for the two items related to cash and noted above, was $68.4 million.

    The positive cash flow from operations in 1996 enabled the Company to increase cash in addition to reducing approximately $9.0 million of long-term debt. Plans implemented by the Metallurgical Product Segment's management to reduce overhead and lower break even points had a positive impact on cash flow during the year, as did the improved operating margins within the Electronic Components Segment. Accounts receivable increased by $10.8 million during the year as a result of the record sales level. There were no receivables acquired in connection with the acquisition of Doduco, except for those receivables of the Doduco subsidiary in Spain. The funding of Doduco's accounts receivable, along with other elements of Doduco's working capital requirements, occurred after the October 31, 1996 acquisition date. Excluding inventory acquired in connection with the NTI and Doduco acquisitions, inventories decreased by $7.0 million from the end of 1995. The total inventory level is related to a backlog of approximately $84.8 million at December 31, 1996, including approximately $32.8 for Doduco. The backlog at December 31, 1995 was $55.9 million. Inventories decreased significantly in the Metallurgical Products Segment as a result of inventory management procedures implemented in connection with efforts to improve the Segment's operating performance and cash flow. In addition, certain precious metal inventories which were previously owned by Doduco are now held on consignment under a leasing arrangement.
Accounts payable and accrued expenses increased commensurate with the higher sales volume.




    Cash used by investing activities was $15.3 million during the year. The acquisition of Doduco was completed on October 31, 1996 and $10.5 million of cash related to the acquisition was paid during 1996. The payment for real estate in Pforzheim, Germany (approximately $7.7 million) and certain transaction expenses related to the acquisition were paid subsequent to December 31, 1996. The total purchase price for Doduco was approximately $20.5 million and, as noted above, significant elements of working capital (including accounts receivable) were not acquired. Additional working capital will be funded in 1997. The purchase price for the NTI transaction, including related expenses, was approximately $1.2 million (including amounts paid by minority shareholders). In addition to the Doduco and Netwave acquisitions, capital expenditures totaled $7.8 million during the year. Such expenditures were generally made for the purposes of expanding production capacity and improving efficiency. Projected 1997 capital expenditures are expected to be financed by internally generated funds.

    The cash received from the sale of the Company's Products Division approximated $3.7 million. The funds received were used to repay debt and for transaction expenses.

    Debt repayments totaled $9.0 million during the year, and total new borrowings were $30.8 million. The Company's domestic credit facility of $45.0 million includes a revolving credit portion and a term loan. The $7.0 million that was outstanding under the revolver at December 31, 1995 was repaid in its entirety and $2.0 million was repaid under the term loan during the year. In connection with the acquisition of Doduco, the Company obtained a $40.0 million multi-currency credit facility. Initially, the funds for the purchase of the assets of Doduco were obtained under a temporary acquisition facility. Those borrowings were refinanced under the $40.0 million multi-currency credit facility. As of December 31, 1996, all borrowings under the multi-currency facility were denominated in Deutsche marks. The borrowings are expected to be repaid from the eventual cash flows of Doduco and, since the functional currency of the primary Doduco operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility.

    The Company received $2.1 million from the exercise of stock options during 1996. The options exercised were among those assumed in connection with the acquisition of Pulse in 1995. No new options have been granted. Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" did not affect the Company's results of operations or related disclosures as no new options have been granted.

    During the third quarter of 1996, the Company paid, as a part of its previously announced stock repurchase program, $1.0 million for the purchase of 36,600 shares of common stock. The stock repurchase plan was formally rescinded in November 1996. Dividends of $3.2 million were paid during 1996 and it is expected that quarterly dividend payments will continue to be made during 1997.

    The Company believes that cash from operations and, if necessary, additional borrowings under its credit facilities will be sufficient to satisfy the Company's requirements for the foreseeable future. Significant cash may be received in connection with the possible divestiture of the Test & Measurement Products Segment. If the divestiture plan is successful, the Company ultimately expects to invest the funds received into the remaining business Segments. In addition, internally generated funds and additional borrowings may be used for acquisitions of suitable businesses or assets upon terms acceptable to the Board of Directors.

    Prior to 1994, substantially all of the Company's operations were in the U.S. Since 1994, an increasing percentage of the Company's revenues are earned outside of the U.S. The Company's foreign sales are conducted primarily through its foreign subsidiaries, principally in the Far East and Europe. In the Far East, the Company's sales are denominated in U.S. dollars. In Europe, sales are denominated principally in local currencies. In 1996, approximately 43% of the Company's international sales (including the sales of Doduco) were made in local currencies and the remainder in U.S. dollars. The Company anticipates that in 1997 (primarily as a result of the acquisition of Doduco) and beyond, the percentage of the Company's sales that are made in local currencies will increase. This increase in sales denominated in currencies other than U.S. dollars will increase the Company's potential exposure to currency fluctuations, which can adversely affect results. The Company has not experienced any material exchange losses through 1996.



    In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. At December 31, 1996 and 1995, the Company did not have any outstanding currency exchange forward contracts. When used, the contracts are primarily in European currencies. The Company will consider increasing the use of currency exchange forward contracts during fiscal year 1997 and beyond depending on the amount of sales and purchases made in local currencies and the type of currency. In addition, the Company will evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

    Approximately 18% of the Company's identifiable assets are located in the Far East and significant sales and operating profits are generated in that region. (See the geographic segment data included in Item 1 of Part 1 of this report on Form 10-K.) The Company's operations in the region include manufacturing plants in the Peoples Republic of China and in the Philippines. If unfavorable political, economic or other events occur in that region, they could have a material adverse effect on the Company's liquidity and capital resources. Management continually monitors events in the region and takes steps to reduce the risk of uncertainty when possible.

    A material portion of the Company's liquid assets are offshore and, in general, are unlikely to be repatriated to the U.S. As has been the case in recent years, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the U.S. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the U.S. In the event that a substantial amount of foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow.

Results of Operations

1996 and 1995

    Revenues

    Consolidated sales for the Company in 1996 were $274.1 million, an increase of 55.4% over 1995. The Electronic Components Segment, which includes Pulse (acquired in September 1995), experienced significant demand from its customers in the computer, local area network (LAN) and telecommunication markets during the first half and the fourth quarter of 1996. However, as expected, the sales level in this Segment declined somewhat in the third quarter reflecting the lower order rate in the second and part of the third quarter. The decline in orders (occurring primarily in the United States and to a lesser extent in Asia) was the result of widely observed inventory level adjustments and project deferrals occurring within the industry. Order entry for this Segment improved significantly during the fourth quarter of the year.

    Sales of the Metallurgical Products Segment were significantly higher than the sales of the Segment in 1995. The higher level of sales in 1996 reflected Doduco's sales of approximately $22.7 million for the two-month period subsequent to the acquisition. Volume increases at AMI more than offset a decrease in sales at Chace relative to 1995. Higher market prices for metals, which are factored in customer prices for certain products of the Segment, also contributed to the sales increase. In 1996, more favorable domestic economic conditions affecting the manufacturers of circuit protection, power control and power distribution equipment continued to have a significant impact on the sales volume of the Segment.

    Total sales for the Test & Measurement Products Segment in 1996 were lower than the prior year as a result of the sale of the Products Division during the first quarter of 1996. The sales of that Division were approximately $4.9 million for the full year of 1995. Without the effect of the Products Division sales, the Test & Measurement Products Segment experienced a sales increase in 1996. This increase included higher sales of systems which provide for automatic testing within manufacturing processes.



    Cost of Sales and Operating Expenses

    During 1996, the Company's consolidated gross margin was 33.5%, an increase from 31.5% in 1995. The higher gross margin was primarily the result of improved manufacturing efficiencies and higher shipments within the Electronic Components Segment. The relocation of a major portion of that Segment's manufacturing capacity from Taiwan to the Philippines contributed positively to the improved margins during 1996. Total costs of approximately $2.1 million associated with that relocation were included in general and administrative expenses during 1996. The majority of these costs were incurred during the first half of 1996 and the realization of the cost savings began during the last half of the year. Manufacturing efficiencies in Pulse's operations in China, which had begun to be realized during the second half of 1995, continued during 1996.

    The significant improvement in the Metallurgical Products Segment also contributed to the improved gross margin and operating performance in 1996 as this Segment successfully addressed the increased price competition and raw material cost increases which negatively impacted the last half of 1995. As a result, overhead spending was reduced and break-even points lowered. These actions had a favorable impact on the profitability of the Segment, particularly with the higher volume in 1996.

    Earnings of the Test & Measurement Products Segment, including the gain realized on the sale of the Products Division, increased significantly from the comparable prior year period. Without that gain, the results of the Segment in 1996 were lower than in the prior year as the prior year included a full year of the operating profit of the Products Division. The results of Lloyd Instruments during 1996 included certain one time reorganization expenses incurred in Germany, primarily during the first quarter of 1996. These expenses offset the favorable impact of more service and repair work in 1996, which typically has a higher gross margin than sales of products.

    Total selling, general and administrative expenses for 1996 were $61.7 million compared to $40.2 million for 1995. This represents an increase of 53.5%. The increase included the effect of the acquisition of Pulse, as well as approximately $2.1 million of restructuring charges associated with the relocation of a portion of the manufacturing capacity of the Company's Electronic Components Segment from Taiwan to the Philippines. Administrative costs also reflected the higher spending required to support the higher level of sales and increased complexity of the Company.

    Research, development & engineering expenses ("RD&E") were $10.5 million during 1996 and are included in general and administrative expenses. RD&E was $6.6 million, $2.4 million, and $1.5 million for the Electronic Components Segment, the Metallurgical Products Segment and the Test & Measurement Products Segment, respectively. These amounts include expenditures for new product development and for product and process improvement. The Company stresses the importance of RD&E spending and believes that it is critical to the future growth and business prospects of each Segment.

    Interest

    Interest expense of approximately $1.2 million slightly exceeded interest income of approximately $1.0 million during the year. In 1995, interest expense was $1.4 million and interest income was $0.4 million. Prior to the acquisition of Doduco during the fourth quarter of 1996, the level of debt outstanding had been reduced significantly from the amount outstanding at the end of 1995. The cash flow that was generated also provided the Company with higher levels of cash reserves which are invested in short-term deposit instruments. The earnings on these investments provides interest income and reduces the amount of net interest expense incurred by the Company. In connection with the acquisition of Doduco and the initial working capital requirements of the acquired business, additional borrowings occurred late in 1996. In general, the interest rates that the Company has received on its credit facilities are quite favorable. The rate on the term debt balance of $8.0 million at December 31, 1996 is fixed at 6.65%. The Company's other credit facilities have variable interest rates.




    Income Taxes

    The effective income tax rate for 1996 was 34.3%, a decrease from the effective rate of 35.8% during 1995. The decrease was caused by proportionately more taxable income earned by the Company's offshore operating units, which generally incur lower tax rates than those experienced by the Company's domestic operations. Although a significant portion of the Company's manufacturing facilities are located offshore, the consolidated effective income tax rate is affected by many non-recurring items. Certain reorganization expenses incurred by Lloyd Instruments during the year are not presently deductible for income tax purposes. Additionally, the sale of the Product Division during the first quarter of 1996 provided a significant gain for U.S. tax purposes. The Doduco operations will likely produce profits in higher tax rate jurisdictions and the Company believes that its 1997 effective tax rate will exceed that experienced in 1996.

    In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("FAS121"). FAS121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. FAS121 has not had a material impact on the Company's financial statements.

1995 and 1994

    Revenues

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

    The sales of the Electronic Components Segment increased from $41.2 million in 1994 to $68.4 million in 1995. The Fil-Mag Group and Pulse, along with the Components Division of the Company, were combined into one world-wide operation serving the needs of the local area network (LAN) and telecommunications marketplaces. In addition to the Pulse sales noted above, sales of the Fil-Mag Group increased during the year. The lower sales level of the Components Division, which was caused by a decline in domestic demand for that Division's products, was more than offset by increased demand for products manufactured by Fil-Mag and Pulse. The strong demand of these markets for products produced by Pulse and the Fil-Mag Group continued into the beginning of 1996, as evidenced by solid backlog and order levels at the end of 1995. Operating profits for the Segment in 1995 were $10.7 million compared to $5.0 million in 1994. The sales and operating profits of the Segment included three months of Pulse activity.


    The Metallurgical Products Segment experienced a number of challenges during 1995 and the sales and operating profits of this Segment were lower than the 1994 levels. Sales in 1995 were $75.3 million, down slightly from $76.5 million in 1994. A sales decrease at AMI exceeded a sales increase at Chace. The sales of AMI and, to a lesser extent, Chace are affected by general trends in the domestic economy, particularly those in housing, automotive, appliances and capital equipment markets. During the second half of 1995, there was a softening in demand for the products of this Segment. In addition, the Segment's operating profits were negatively impacted by increased price competition and rapidly escalating raw material costs, particularly in the nonprecious metals markets. Management focused significant attention on attaining increased manufacturing efficiencies and implemented a partial pass-through of the raw material price changes by way of both a price increase and a metals factor. Operating profits of the Segment were $1.8 million in 1995, down from $4.8 million in 1994.




    In the Test & Measurement Products Segment, sales increases at Chatillon and Lloyd Instruments exceeded a sales decrease at the Products Division. That sales decrease was primarily caused by weak domestic demand for the currency counters and dispensers manufactured by the Products Division. Relative to the 1995 results, Lloyd in particular contributed to the higher sales and operating profits of the Segment. The 1995 Lloyd sales included a full year of the sales of Erichsen, a German subsidiary acquired late in 1994. Chatillon's sales benefited from recent product development efforts. Sales for the Segment increased from $28.7 million in 1994 to $32.8 million in 1995 while operating profits increased from $2.7 million to $2.9 million.

    Cost of Sales and Operating Expenses

    In 1995, the Company's gross margin increased from 29.6% of sales in 1994 to 31.5% in 1995. This margin increase was driven primarily by the strong product demand and increased manufacturing efficiencies within the Electronic Components Segment. These gains offset the lower gross profits of the Metallurgical Products Segment which experienced significant decreases in gross profits versus the prior year, with the majority of the gross profit decline occurring at AMI. The softer demand, increased price competition and rising metal costs noted above caused this decline.

    The Company's selling, general and administrative expenses increased to $40.2 million in 1995 from $30.8 million in 1994. This represented 22.8% of sales in 1995 and 21.0% of sales in 1994. The increase included the addition of Pulse for the fourth quarter.

    Interest

    Interest expense increased from $1.1 million in 1994 to $1.4 million in 1995 reflecting the incremental borrowing related to the Pulse acquisition.

    Income Taxes

    The Company's effective income tax rate declined to 35.8% in 1995 from 39.0% in 1994. During 1995, proportionately higher taxable income was earned by the Company's foreign operations, which generally have lower tax rates than the domestic operations.

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

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE






                                PART III
                                --------

                          CROSS REFERENCE INDEX
                          ---------------------

               FORM 10-K
         ITEM NUMBER AND CAPTION            INCORPORATED MATERIAL
         -----------------------            ---------------------
ITEM 10  DIRECTORS, EXECUTIVE               REGISTRANT'S DEFINITIVE
           OFFICERS, PROMOTERS &              PROXY STATEMENT
           CONTROL PERSONS
ITEM 11  EXECUTIVE COMPENSATION             REGISTRANT'S DEFINITIVE
                                              PROXY STATEMENT
ITEM 12  SECURITY OWNERSHIP OF              REGISTRANT'S DEFINITIVE
           CERTAIN BENEFICIAL OWNERS          PROXY STATEMENT
           AND MANAGEMENT
ITEM 13  CERTAIN RELATIONSHIPS AND          REGISTRANT'S DEFINITIVE
           RELATED TRANSACTIONS               PROXY STATEMENT


                                 PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

    (a)  Documents filed as part of this report

         Financial Statements
         --------------------

         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Earnings - Years ended December 31,
           1996, 1995 and 1994
         Consolidated  Statements of Cash Flows - Years ended December 31,
           1996, 1995 and 1994
         Notes to Consolidated Financial Statements

         Financial Statement Schedules
         -----------------------------

         Schedule II, Valuation and Qualifying Accounts

    (b) The Company filed a report on Form 8-K on November 8, 1996 and a report on Form 8-K/A on January 7, 1997, both of which pertained to the acquisition of Doduco on October 31, 1996.

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

TECHNITROL, INC.

By    /s/Thomas J. Flakoll
      ------------------------------------
      Thomas J. Flakoll
      Chief Executive Officer and Director

Date  March 19, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/Stanley E. Basara         By   /s/Drew A. Moyer
      -----------------------           ------------------------------
      Stanley E. Basara                 Drew A. Moyer
      Director                          Corporate Controller and Secretary
                                        (Principal Accounting Officer)
Date  March 19, 1997
                                   Date  March 19, 1997


By    /s/John E. Burrows, Jr.      By   /s/James M. Papada, III
      -----------------------           ------------------------------
      John E. Burrows, Jr.              James M. Papada, III
      Director                          Chairman of the Board of Directors

Date  March 19, 1997               Date  March 19, 1997


By    /s/J. Barton Harrison        By   /s/James J. Rafferty, Jr.
      -----------------------           ------------------------------
      J. Barton Harrison                James J. Rafferty, Jr.
      Director                          Vice President and Director

Date  March 19, 1997               Date  March 19, 1997


By    /s/Roy E. Hock               By   /s/Albert Thorp, III
      -----------------------           ------------------------------
      Roy E. Hock                       Albert Thorp, III
      Director                          Vice President - Finance and Chief
                                          Financial Officer
Date  March 19, 1997                    (Principal Financial Officer)

                                   Date  March 19, 1997


By    /s/Graham Humes
      -----------------------
      Graham Humes
      Director

Date  March 19, 1997


By    /s/Edward M. Mazze
      -----------------------
      Edward M. Mazze
      Director

Date  March 19, 1997






               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                          Financial Statements
                          --------------------

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Earnings - Years ended December 31, 1996, 1995 and 1994

Consolidated  Statements of Cash Flows - Years ended December 31, 1996,
     1995 and 1994

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
February 28, 1997







                    TECHNITROL, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 1996 and 1995
             In thousands of dollars, except for share data

                Assets                              1996          1995
                ------                              ----          ----
Current Assets:
Cash and cash equivalents                        $ 43,531      $ 13,894
  Trade receivables                                46,537        33,431
  Inventories                                      48,028        32,962
  Prepaid expenses and other current assets         4,530         2,327
                                                 --------      --------
    Total current assets                          142,626        82,614

Property, plant and equipment                      96,792        81,063
  Less accumulated depreciation                    42,654        35,935
                                                 --------      --------
    Net property, plant and equipment              54,138        45,128
Deferred income taxes                               6,834         4,132
Excess of cost over net assets acquired, net       13,851        10,957
Other assets                                          898         2,109
                                                 --------      --------
                                                 $218,347      $144,940
                                                 ========      ========

   Liabilities and Shareholders' Equity
   ------------------------------------
Current liabilities:
  Current installments of long-term debt         $  2,024      $  2,023
  Notes payable                                     2,911            --
  Accounts payable                                 11,694         8,359
  Accrued expenses                                 51,210        28,990
                                                 --------      --------
    Total current liabilities                      67,839        39,372

Long-term liabilities:
  Long-term debt, excluding current installments   39,677        15,102
  Other long-term liabilities                       7,203         5,705

Minority interest in subsidiary                        38            --

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock: 30,000,000 shares
   authorized; 15,974,918 and 7,835,869
   outstanding in 1996 and 1995,
   respectively; $.125 par value per
   share and additional paid in capital            40,638        38,130
  Retained earnings                                64,339        48,101
  Other                                            (1,387)       (1,470)
                                                 --------      --------
    Total shareholders' equity                    103,590        84,761
                                                 --------      --------
                                                 $218,347      $144,940
                                                 ========      ========


See accompanying Notes to Consolidated Financial Statements.




                    TECHNITROL, INC. AND SUBSIDIARIES

                   Consolidated Statements of Earnings

              Years ended December 31, 1996, 1995 and 1994
                   In thousands, except per share data

                                                 1996       1995       1994
                                                 ----       ----       ----

Net sales                                      $274,075   $176,419   $146,444
Cost of sales                                   182,330    120,765    103,096
                                               --------   --------   --------
  Gross profit                                   91,745     55,654     43,348

Selling, general and administrative expenses     61,720     40,165     30,787
                                               --------   --------   --------
  Operating profit                               30,025     15,489     12,561
Other income (expense):
  Interest income                                   997        374        140
  Interest expense                               (1,165)    (1,383)    (1,130)
  Gain on sale of Products Division assets        1,471         --         --
  Other, net                                       (312)        61       (182)
                                               --------   --------   --------
                                                    991       (948)    (1,172)
                                               --------   --------   --------
    Earnings before income taxes                 31,016     14,541     11,389
Income taxes                                    (10,651)    (5,201)    (4,445)
Minority interest in net loss of subsidiary          62         --         --
                                               --------   --------   --------

    Net earnings                               $ 20,427   $  9,340   $  6,944
                                               ========   ========   ========

    Earnings per share                         $   1.27   $    .72   $    .58
                                               ========   ========   ========

Average outstanding common and equivalent
  shares                                         16,096     13,076     12,030
                                               ========   ========   ========


See accompanying Notes to Consolidated Financial Statements.






                    TECHNITROL, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1996, 1995, and 1994
                         In thousands of dollars

Cash flows from operating activities:           1996        1995        1994
                                                ----        ----        ----
  Net earnings                                $20,427     $ 9,340     $ 6,944
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
  Depreciation and amortization                 9,123       6,245       5,271
  Provision (benefit) for deferred taxes       (2,702)     (1,098)       (680)
  Gain on sale of Products Division assets     (1,471)         --          --
  Changes in assets and liabilities net
   of effect of acquisitions and
   divestitures:
    (Increase) decrease in accounts
      receivable                              (10,777)      1,346      (4,626)
    (Increase) decrease in inventories          6,991      (2,769)     (2,482)
    Increase in accounts payable                2,634       1,216       1,082
    Increase in accrued expenses                1,734       1,704       4,967
  Other, net                                     (332)      2,195        (857)
                                              -------     -------     -------

    Net cash provided by operating
      activities                               25,627      18,179       9,619
                                              -------     -------     -------

Cash flows from investing activities:
  Proceeds from the sale of Products
    Division assets                             3,671          --          --
  Acquisitions: Doduco and Netwave in
    1996, Pulse in 1995, and Fil-Mag
    in 1994                                   (11,677)     (5,872)     (8,805)
  Capital expenditures, exclusive of
    acquisitions                               (7,775)     (5,864)     (4,429)
  Proceeds from sale of property, plant
    and equipment                                 466         158         282
                                              -------     -------     -------
      Net cash used in investing activities   (15,315)    (11,578)    (12,952)
                                              -------     -------     -------

Cash flows from financing activities:
  Principal payments on long-term debt         (9,023)     (7,022)     (1,035)
  Net borrowings (repayments) of short
    term debt                                     520        (756)     (2,504)
  Proceeds of long-term borrowings             30,233       9,000      10,000
  Dividends paid                               (3,182)     (2,534)     (2,255)
  Proceeds from exercise of stock options       2,090          --          --
  Purchase of Technitrol stock                 (1,022)         --          --
  Contributions from minority interest
    in subsidiary                                 100          --          --
                                              -------     -------     -------
      Net cash provided by (used in)
        financing activities                   19,716      (1,312)      4,206
                                              -------     -------     -------
  Net effect of exchange rate changes
    on cash                                      (391)       (111)        122

  Net increase in cash and cash equivalents    29,637       5,178         995

Cash and cash equivalents at beginning
  of year                                     $13,894       8,716       7,721
                                              -------     -------     -------

Cash and cash equivalents at end of year      $43,531     $13,894     $ 8,716
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

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories on consignment from suppliers ($34,391,000 at December 31, 1996 and $11,118,000 at December 31, 1995). This inventory consists primarily of precious metals which are used in the Company's electrical contact manufacturing business.

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

Excess of Cost over Net Assets
     Excess of cost over net assets acquired (which the Company believes has continuing value) is related to acquisitions within the Electronic Components Segment and is amortized on a straight-line basis over 15 years. The recoverability of its carrying value is evaluated on a recurring basis by determining whether the amortization of its remaining balance can be recovered through future operating undiscounted cash flows of the acquired operation.

Earnings per Share
     Earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the year, including common share equivalents. Common share equivalents are incremental shares attributed to outstanding options to purchase common stock. Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on February 28, 1997.

Foreign Currency Translation
     Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, monetary assets and liabilities are translated at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using the local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

                                                                (continued)


                                     2
                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued



(1)  Summary of Significant Accounting Policies, continued

Financial Instruments and Derivative Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

     As a result of the Company's worldwide operating activities, it is exposed to changes in foreign currency exchange rates which affect its results of operations and financial condition. Periodically, the Company enters into forward foreign exchange contracts with varying terms. These contracts, when used, hedge certain foreign currency denominated receivables and payables and foreign currency commitments. Gains and losses on these contracts are deferred and recognized as part of the cost of the underlying transaction being hedged. There were no such contracts open at December 31, 1996 or 1995.

Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)  Acquisitions and Divestitures

     Acquisitions

     Doduco GmbH: On October 31, 1996, the Company acquired certain operating assets of the metallurgical business of Doduco GmbH located in Germany, as well as all of the capital stock of Doduco Espana located in Madrid, Spain. Doduco produces electrical contacts, contact materials, thermostatic bimetals, and precision contact sub-assemblies made from precious and non-precious metals by wrought as well as powdered metallurgical processes. Its contact producing operations are complemented by broad capabilities in electroplating and precious metals refining.


                                                                (continued)




                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions and Divestitures, continued

     The assets purchased consist of real property in Pforzheim and Sinsheim, Germany and Madrid, inventories, fixed assets and intangibles. The liabilities assumed consisted of vacation and bonus payments due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's Metallurgical Products Segment. The fair value of the net assets acquired approximated $96 million. The purchase price was funded primarily by bank credit provided under a $30.0 million multi-currency temporary acquisition facility which was substantially refinanced with a $40.0 million permanent multi-currency facility. The total purchase price is subject to adjustment as the expenses and details of the transaction are finalized.

     Doduco experienced significant financial difficulty for a number of years and entered into bankruptcy during June of 1996 and Receivership in August of 1996. The assets of Doduco which were acquired by the Company were acquired from a Receiver and, prior to the Company's purchase of those assets, other isolated assets and product lines of Doduco were sold or abandoned by Doduco or the Receiver. In addition, significant restructuring occurred after December 31, 1995 which related to both the product lines acquired by the Company as well as those otherwise disposed of or abandoned by the Receiver. The net assets acquired by the Company relate to product lines and operations which were not operated as a separate business entity but rather were an integral part of Doduco GmbH & Co. and its subsidiary, Doduco Espana. As a result, management of the Company does not believe that the following unaudited pro forma financial information, which assumes that Doduco was acquired on January 1, 1995, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                   Year Ended      Year Ended
                                  Dec. 31, 1996   Dec. 31, 1995
                                  -------------   -------------
          Sales                      $407,475        $352,311
          Net earnings                $23,567         $10,152
          Earnings per share            $1.46            $.78

     Netwave Technologies, Inc.: On August 30, 1996, a majority-owned subsidiary of the Company, Netwave Technologies, Inc. ("NTI"), completed the purchase of all of the wireless LAN business assets of Xircom, Inc. The Company's ownership interest of NTI is currently 90%, however its interest is expected to decrease to approximately 80% as additional contributions are received from minority investors. The fair value of the assets acquired, which included equipment, inventory and certain intangibles, is not material to the Company's financial position.

     Pulse Engineering, Inc.: On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"). Pulse, headquartered in San Diego, California, and with operations in Hong Kong, the People's Republic of China, Taiwan, the Philippines and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.


                                                                (continued)



                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions and Divestitures, continued

     The total purchase price approximated $60.6 million and consisted of cash paid to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The fair value of the assets acquired and liabilities assumed approximated $65.5 million and $17.4 million, respectively. The excess of cost over net assets acquired approximated $12.5 million reflecting final purchase price allocation adjustments. Approximately 3,570,000 shares of Technitrol common stock at a fair market value of $8.19 per share were issued to former holders of Pulse common stock. (These amounts are restated to reflect the two for one stock split on February 28, 1997). The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. At the date of acquisition, approximately 538,000 shares of Technitrol common stock were issuable upon exercise of such options and, except for approximately 66,000 options which were not yet vested, all assumed options were exercisable immediately at prices ranging from $.87 to $7.81. At December 31, 1996, there were 180,844 options which remained outstanding. The options have various expiration dates, the latest of which is in April 2001.

     In conjunction with the Pulse acquisition, the Company established a credit facility with a group of banks which authorized Technitrol to borrow up to $50.0 million on an unsecured basis. The Company initially used approximately $18.0 million of this credit facility to refinance existing indebtedness and, separately, approximately $4.0 million of the credit facility to partially fund the cash portion of the merger consideration.
On December 29, 1995, the credit facility was amended in conjunction with a partial repayment and the total facility was reduced to $45.0 million including $10.0 million under a fixed rate term loan and a $35.0 million variable-rate revolving credit facility.

     The acquisition was accounted for by the purchase method of accounting. Had Pulse been acquired on January 1, 1995, unaudited consolidated pro forma results of operations would have been (in thousands, except for earnings per share):

                                   Year Ended
                                  Dec. 31, 1995
                                  -------------
          Sales                      $252,104
          Net earnings                $16,825
          Earnings per share            $2.10

     This unaudited information is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma earnings per share amounts include the effect of shares issued and stock options assumed in connection with the merger.

     Divestitures

     Products Division: On February 27, 1996, the Company sold certain assets of its Products Division to an unrelated party. As a result of the sale, the Company discontinued its production and marketing of document counters and dispensers, the sales of which approximated $4.9 million in 1995. The consideration received approximated $3.7 million and the pre-tax gain of approximately $1.5 million that was realized on the sale (after recognition of related costs and expenses) was included in earnings for the quarter ended March 31, 1996.


                                                                (continued)



                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(2)  Acquisitions and Divestitures, continued

     Test & Measurement Products Segment: In January 1997, the Board of Directors determined that it would be in the best long-term interest of the shareholders to divest the Test & Measurement Products Segment. Although this Segment constitutes a very valuable asset and has contributed positively to the Company's earnings and would be expected to continue to do so in the future, the Company believes that long-term shareholder value is best served by redeploying the capital invested in this Segment into the Company's other two segments because of their rapid growth and market leadership positions. The Company has retained an investment banking firm to advise it in this matter; however, a formal divestiture plan has not been adopted, nor have final decisions been made regarding the expected method of sale or the timing of the sale. The Company expects to realize a gain on the proposed sale; however, the sales price has not been determined and the Company may continue to operate the Segment if appropriate value cannot be obtained. As a result of uncertainty surrounding the eventual divestiture, the Segment is reported as a part of the continuing operations of the Company in these financial statements. The net assets of the Segment at December 31, 1996 consist primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses.

(3)  Financial Statement Details

     The following provides details for certain financial statement captions at December 31, 1996 and 1995:

                                                        1996          1995
                                                        ----          ----
Inventories
  Finished goods                                      $16,513       $12,926
  Work in progress                                     14,641         8,888
  Raw materials and supplies                           16,874        11,148
                                                      -------       -------
                                                      $48,028       $32,962
                                                      =======       =======

Property, plant and equipment, at cost
  Land                                                $ 3,714       $ 2,152
  Buildings and improvements                           25,036        23,026
  Machinery and equipment                              68,042        55,885
                                                      -------       -------
                                                      $96,792       $81,063
                                                      =======       =======
Accrued expenses
  Income taxes payable                                $ 9,853       $ 7,082
  Dividends payable                                       799           784
  Accrued compensation                                  5,759         5,980
  Current portion of accrued pension expense                8         2,321
  Accrual for purchase of Doduco real estate            7,720            --
  Other accrued expenses                               27,071        12,823
                                                      -------       -------
                                                      $51,210       $28,990
                                                      =======       =======


                                                                (continued)


                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(4)  Notes Payable and Long-term Debt

     The Company's majority-owned subsidiary, Netwave Technologies, Inc. has established a $3.0 million line of credit with a domestic bank. The interest rate on this facility is variable at LIBOR + 5/8. The line of credit is a demand discretionary line, and, accordingly, does not have an expiration date. At December 31, 1996, a total of $520,000 was outstanding under the line of credit, which borrowings are expected to increase in 1997 to the full extent of the facility. The Company has guaranteed the borrowings under this facility.

     At December 31, 1996, the Company's subsidiary in Spain, which was acquired in connection with the Doduco acquisition on October 31, 1996, had the equivalent of approximately $2.4 million outstanding under various short-term local credit facilities in Spain. The interest rates on these facilities vary from 8.0% to 9.85% and all borrowings under the facilities were repaid in 1997.

Long-term debt was as follows (in thousands):

                                                       1996         1995
                                                       ----         ----
Bank Loans

Fixed rate term loan (6.65%) due December 29, 2000    $ 8,000      $10,000

Variable rate revolving credit facility with $35.0
  million maximum draw, due September 29, 1998          6,439        7,000

Variable-rate (LIBOR plus 0.625%) multi-currency
  bank loan facility with $40.0 million maximum
  draw, due December 31, 2001 (4.75% rate at
  December 31, 1996)                                   24,028           --

Long-term debt in Spain (denominated in pesetas)
  incurring interest at 8.4% and due on
  October 24, 2003                                      3,132           --
                                                      -------      -------
    Total bank loans                                   41,599      $17,000

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

  4.5% mortgage notes, due in monthly installments
    until 2000                                            102          125
                                                      -------      -------
    Total long-term debt                               41,701       17,125

  Less current installments                             2,024        2,023
                                                      -------      -------
  Long-term debt excluding current installments       $39,677      $15,102
                                                      =======      =======

     At the Company's option, interest on the revolving credit facility may be based on the prime rate or on the LIBOR rate plus 0.625%. At December 31, 1996, the outstanding balance of the equivalent of $6.4 million incurred interest under the LIBOR rate alternative (then 3.9375%). At December 31, 1995, $5.0 million was outstanding under the prime rate (then 8.5%) and $2.0 million was outstanding under the LIBOR rate alternative (then 6.5%). Outstanding borrowings under the Company's multi-currency facility consist entirely of Deutsche marks.

                                                                (continued)


                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued


(4)  Notes Payable and Long-term Debt, continued

Principal payments due within the next five years are as follows (in thousands):

                        1997       $  2,024
                        1998          8,458
                        1999          2,026
                        2000          2,027
                        2001         23,802

     The Bank Loan facilities are unsecured and contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

(5)  Research, Development and Engineering Expenses

     Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $10.5 million, $5.8 million, and $4.6 million in 1996, 1995, and 1994, respectively. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $7.2 million, $4.4 million, and $3.5 million in 1996, 1995, and 1994, respectively.

(6)  Restructuring Charges

     Restructuring and related costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the second quarter of 1996, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing within its Electronic Components Segment. Accordingly, reserves were established for employee separation costs related to the relocation of a majority of the production capacity of the Company's production facility in Taiwan to the Company's production facility in the Philippines. Charges of $2,108,000 were included in selling, general and administrative expenses for 1996. Substantially all required payments were made prior to December 31, 1996 and no material provision existed at the end of the year. A total of 263 direct and 46 indirect employees were included in the restructuring plan.

(7)  Income Taxes

     Earnings before income taxes were as follows (in thousands):

                            1996          1995         1994
                            ----          ----         ----
Domestic                  $ 8,350       $ 1,941      $ 8,406
Non U.S.                   22,666        12,600        2,983
                          -------       -------      -------
    Total                 $31,016       $14,541      $11,389
                          =======       =======      =======

                                                                (continued)



                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(7)  Income Taxes, continued

     Income tax expense was as follows (in thousands):

                               1996          1995         1994
                               ----          ----         ----
Current:
  Federal                   $ 7,310       $ 2,019      $ 2,837
  State and local             1,029           651          898
  Non U.S.                    5,014         3,629        1,390
                            -------       -------      -------
                             13,353         6,299        5,125
Deferred (benefit)           (2,702)       (1,098)        (680)
                            -------       -------      -------
                            $10,651       $ 5,201      $ 4,445
                            =======       =======      =======

     For the year ended December 31, 1996, approximately $1,545,000 was credited to Additional Paid-In Capital to record the tax benefit of certain components of employee compensation related to the Company's common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period, and employee compensation related to the exercise of stock options.

     A reconciliation of the statutory Federal income tax rate with the effective income tax rate follows:

                                           1996      1995      1994
Statutory Federal income tax rate           35%       34%       34%

Increase(decrease) resulting from:
  Tax exempt earnings of subsidiaries
    in Puerto Rico                          (2)       (2)       (5)
  State and local income taxes,
    net of federal benefit                   2         3         6
  Non-deductible expenses and
    other foreign income subject
    to U.S. income tax                       5         1         1
  Foreign                                   (7)       (3)       (1)
  Other, net                                 1         3         4
                                            ---       ---       ---
Effective tax rate                          34%       36%       39%
                                            ===       ===       ===




                                                                (continued)


                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(7)  Income Taxes, continued

      Deferred tax assets and liabilities included the following (in thousands):

                                               1996       1995
                                               ----       ----
Assets:
  Inventories, principally due to
    additional costs valued for tax
    purposes                                 $  746      $  596
  Vacation pay and other compensation           868         396
  Pension expense                             1,288         573
  Stock awards                                  853         845
  Accrued liabilities                         3,438       2,187
  Other                                         363          97
                                             ------      ------
      Total deferred tax assets              $7,556      $4,694
                                             ======      ======

Liabilities:
  Plant and equipment, principally due
    to differences in depreciation           $  305      $  109
  Other                                         417         453
                                             ------      ------
      Total deferred tax liabilities         $  722      $  562
                                             ------      ------
      Net deferred tax asset                 $6,834      $4,132
                                             ======      ======

Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

(8)  Commitments and Contingencies

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $3,306,000, $1,795,000, and $1,483,000, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 1996 are as follows (in thousands):

            Year ending
            December 31
            -----------
               1997       $ 2,764
               1998         2,103
               1999         1,844
               2000         1,537
               2001         1,266
            Thereafter      1,426
                          -------
                          $10,940
                          =======

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, the Company is subject to various lawsuits, claims and proceedings which arise in the ordinary course of its business. The Company accrues costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential

                                                                (continued)


                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued

(8)  Commitments and Contingencies, continued

recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions in excess of amounts provided, will not materially affect the Company's operations or consolidated financial position.

(9)  Shareholders' Equity

Changes in the components of shareholders' equity were as follows (in thousands, except share amounts):

                                                Common stock and
                                                   additional
                                                 paid-in capital
                                               --------------------
                                                                      Retained
                                                   Shares    Amount   earnings    Other
                                                   ------    ------   --------    -----
Balance at December 31, 1993                     1,995,489   $ 4,176   $37,488   $ 1,370
Stock award, net of forfeitures                     10,975       361        54       414
Compensation under Restricted Stock Plan                --        --        --     (339)
Tax benefit of stock-based compensation items           --        43        --       --
200% stock dividend                              4,014,988       745      (745)      --
Net change in cumulative translation adjustment         --        --        --     (405)
Net earnings                                            --        --     6,944       --
Dividends declared ($.188 per share)                    --    (2,269)       --       --
                                                ----------   -------   -------   -------
Balance at December 31, 1994                     6,021,452   $ 5,325   $41,472   $ 1,040
                                                ==========   =======   =======   =======

Stock issued in connection with the
 acquisition of Pulse                            1,785,452    29,232        --        --
Stock options assumed                                   --     3,105        --        --
Stock options exercised                              4,420        69        --        --
Stock award, net of forfeitures                     24,545       339        35       375
Compensation under Restricted Stock Plan                --        --        --      (238)
Tax benefit of stock-based compensation items           --        60        --        --
Net change in cumulative translation adjustment         --        --        --       293
Net earnings                                            --        --     9,340        --
Dividends declared ($.198 per share)                    --        --    (2,746)       --
                                                ----------   -------   -------   -------
Balance at December 31, 1995                     7,835,869   $38,130   $48,101   $ 1,470
                                                ==========   =======   =======   =======

Stock options exercised                            174,575       550        --        --
Purchase of common stock                           (36,600)       (5)   (1,017)       --
Stock award, net of forfeitures                     13,615       418        19       437
Compensation under Restricted Stock Plan                --        --        --      (347)
Tax benefit of stock-based compensation items           --     1,545        --        --
Net change in cumulative translation adjustment         --        --        --      (173)
Net earnings                                            --        --    20,427        --
Dividends declared ($.20 per share)                     --        --    (3,191)       --
Two-for-one stock split declared in
  February 1997                                  7,987,459        --        --        --
                                                ----------   -------   -------   -------
Balance at December 31, 1996                    15,974,918   $40,638   $64,339   $ 1,387
                                                ==========   =======   =======   =======


The cumulative translation adjustment was $600,000 and $773,000 at December 31, 1996 and 1995, respectively.

                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(9)  Shareholders' Equity, (continued)

     Since the Company decided to formally retire all of the shares of its own stock purchased in 1996 and in prior years, the cost of such purchases has been charged against the common stock and retained earnings accounts. Previously such cost was reflected as an aggregate deduction from shareholders' equity.

     On January 22, 1997, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% common stock dividend for shareholders of record as of February 7, 1997. A total of 10,925,774 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. All relevant share and per share amounts have been restated to retroactively reflect the stock split.

     The retained earnings of the Company include approximately $2,007,000 which has been reserved as an appropriation in accordance with the laws of the Peoples Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiary in the PRC, may not be available for distribution to the U.S. parent company or its shareholders.

     During 1996, the Company adopted a shareholder rights plan. The Rights are currently not exercisable, and automatically trade with the Company's Common Shares. However, after a person or group has acquired 15% or more of the Common Shares, the Rights will become exercisable and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of the Common Shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $125, that number of Common Shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of the Common Shares, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by the Company at a price of $.005 per Right, at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.

(10) Employee Benefit Plans

     The Company and its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.


                                                                 continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(10) Employee Benefit Plans, continued

     Pension expense was as follows (in thousands):

                                            1996        1995       1994
                                            ----        ----       ----
Principal defined benefit plans            $1,024      $1,449    $1,310
Multi-employer and other non  U.S. plans       61         210       361
                                           ------      ------    ------
                                           $1,085      $1,659    $1,671
                                           ======      ======    ======

      The expense for the principal defined benefit pension plans include the following components (in thousands):

                                        1996        1995       1994
                                        ----        ----       ----
Service cost - benefits earned
  during the period                    $1,417      $1,369     $1,286

Interest cost on projected
  benefit obligation                    1,465       1,319      1,206
Actual return on plan assets           (2,714)     (3,867)      (124)
Net amortization and deferral             856       2,628     (1,058)
                                       ------      ------     ------
    Net periodic pension cost          $1,024      $1,449     $1,310
                                       ======      ======     ======

      The financial status of the principal defined benefit plans at December 31, was as follows (in thousands):

                                                          1996      1995
Actuarial present value of obligations:
  Accumulated benefit obligation (including vested
    benefits of $12,805 in 1996 and $11,990 in 1995)    $13,477   $13,653
                                                        -------   -------
  Projected benefit obligation for services to date      19,270    20,404
Plan assets at fair value                                22,303    20,261
                                                        -------   -------
  Plan assets in excess of (less than) projected
    benefit obligation                                    3,033      (143)

Unrecognized net (gain) from past experience
  different from that assumed                            (5,372)   (3,661)

Prior service costs not yet recognized                      506       559

Unrecognized net obligation at January 1, 1987
  being recognized over 18 years                             28        31
                                                        -------   -------
      Accrued pension costs at December 31              $(1,805)  $(3,214)
                                                        =======   =======

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1996 and 1995 were as follows:


    Discount rates                                      7.0% to 7.25%
    Annual compensation increases                      4.75% to  7.0%
    Expected long-term rates of return on plan assets   7.0% to  9.0%

                                                                (continued)

                                    13
                     TECHNITROL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued



(10) Employee Benefit Plans, continued

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributes a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. The total contribution expense under the 401(k) plans was $462,000, $319,000, and $165,000 in 1996, 1995, and 1994, respectively.

     The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(11) Stock-Based Compensation

     The Company has an incentive compensation plan for key employees of the Company and its subsidiaries. The Plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on the attainment of defined performance goals and/or continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows (adjusted for the two for one stock split on February 28, 1997):

                                                             Available to
                                                              be Granted
                                                             ------------
Shares authorized                                             1,200,000
Awarded during years prior to 1996, net of cancellations       (804,110)
                                                              ---------
Balance at December 31, 1995                                    395,890
Awarded during 1996, net of cancellations                       (27,230)
                                                              ---------
Balance available at December 31, 1996                          368,660
                                                              =========

     During the years ended December 31, 1996, 1995 and 1994, the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $438,000, $375,000 and $414,000, respectively. Shares are held by the Company until the defined performance goals and/or continued employment requirement have been attained. The market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. Amounts charged to expense as a result of the incentive compensation plan and related expenses were $976,000 in 1996, $1,517,000 in 1995, and $994,000 in
1994.

     Separately, in connection with the Pulse acquisition, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. Additional information about the options assumed is provided in Note 2. At December 31, 1996, 180,844 options remained outstanding. No additional options are expected to be granted under the assumed plans.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS123"). FAS 123 requires, among other things, additional disclosures relating to stock options granted on or after January 1, 1995. The Company has not issued any stock options to employees, except for those options assumed in connection with the acquisition of Pulse. The fair value of those options was included in the purchase price of the acquisition, and, accordingly, is amortized as part of the goodwill associated with the acquisition. The options have no additional impact on the earnings of the Company under the provisions of FAS 123.

                                                                (continued)

                     TECHNITROL, INC. AND SUBSIDIARIES

(12) Supplementary Information

     Charged directly to costs and expenses (in thousands):

                                                1996       1995       1994
                                                ----       ----       ----
       Depreciation                            $7,895     $5,828     $5,016
       Amortization of intangible assets        1,228        417        255
       Advertising                              1,573      1,118      1,159
       Repairs and maintenance                  4,111      2,540      1,936
       Bad debt expense                           175        109        114

     Cash payments made (in thousands):

       Income taxes                            $9,205     $3,559     $3,663
       Interest                                 1,106      1,428      1,058

(13) Segment Information

     The "Business Segment Information" and "Geographic Information" sections on pages 2, 3 and 4 of this Form 10-K is an integral part of the Company's financial statements.

(14) Quarterly Financial Data (Unaudited)

     Quarterly results of operations (unaudited) for 1996 and 1995 are summarized as follows (in thousands, except per share data):

                                        Quarter ended
                                        -------------
                            Mar. 31   June 30  Sept. 30   Dec. 31
                            -------   -------  --------   -------
1996:
  Net sales                 $62,852   $68,028   $59,053   $84,142
  Gross profit               21,068    23,867    20,043    26,767
  Net earnings                5,466     5,236     4,270     5,455
  Net earnings per share        .34       .33       .27       .34


1995:
  Net sales                 $40,043   $39,394   $35,940   $61,042
  Gross profit               11,390    12,657    10,446    21,161
  Net earnings                1,692     2,020     1,673     3,955
  Net earnings per share        .14       .17       .14       .25

Earnings per share amounts have been restated to reflect a two-for-one stock split effective on February 28, 1997.

                     TECHNITROL, INC. AND SUBSIDIARIES

                      FINANCIAL STATEMENT SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands of dollars)

                                         Additions (Deductions)
                                     -----------------------------
                                       Charged to    Write-offs
                             Balance    costs and         &                     Balance
Description                 January 1   expenses       payments     Other     December 31
------------------------------------------------------------------------------------------
Year ended
 December 31, 1996:
Reserve for obsolete and
  slow-moving inventory      $3,012       $2,534         $(875)     $   --       $4,671
                             ======       ======         =====      ======       ======

Year ended
 December 31, 1995:
Reserve for obsolete and
  slow-moving inventory      $   --         $441         $(384)     $2,955 (1)   $3,012
                             ======       ======         =====      ======       ======

(1) Amount represents the acquired reserve of Pulse. The additions and deductions to the reserve in 1995 represent Pulse's activity subsequent to its acquisition by the Company.

      Doubtful accounts are written-off as identified.

                               EXHIBIT INDEX

DOCUMENT

3.  (a) Articles of Incorporation      Incorporated by reference to
                                         Form 10-K for the year ended
                                         December 31, 1995

    (b) By-laws                        Incorporated by reference to
                                         Form 10-K for the year ended
                                         December 31, 1995

4.  Instruments defining rights of     Incorporated by reference to
       security holders                  Form 10-K for the year ended
                                         December 31, 1982.

11. Computation of Primary and Fully
      Diluted Earnings Per Share       Page 41

21. Subsidiaries of Registrant         Page 42


23. Consent of Certified Public
      Accountants                      Page 43


27. Financial Data Schedule            Electronic Filing Only