Form 10-Q
period 1997-03-31
TECHNITROL INC
filed 1997-05-07
CIK 96763

Exhibit index
                                                         is on Page 15



                            UNITED STATES
                  SECURITIES & EXCHANGE COMMISSION

                       Washington, D.C. 20549

                       ______________________


                              FORM 10-Q

[ X ] Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended March 31, 1997, or

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


Common Stock - Shares Outstanding as of March 31, 1997: 16,102,692

                  TECHNITROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                March 31, 1997 and December 31, 1996

                      (In thousands of dollars)

                                                March 31,       Dec. 31,
                Assets                            1997            1996
                ------                          ---------      ---------
Current Assets:
  Cash and cash equivalents                      $ 30,511      $ 43,531
  Trade receivables                                59,026        46,537
  Inventories                                      49,115        48,028
  Prepaid expenses and other current assets         4,571         4,530
                                                 --------      --------
    Total current assets                          143,223       142,626

Property, plant and equipment                      98,527        96,792
  Less accumulated depreciation                    45,079        42,654
                                                 --------      --------
    Net property, plant and equipment              53,448        54,138
Deferred income taxes                               7,166         6,834
Excess of cost over net assets acquired, net       13,560        13,851
Other assets                                          805           898
                                                 --------      --------
                                                 $218,202      $218,347
                                                 ========      ========

 Liabilities and Shareholders' Equity
 ------------------------------------

Current liabilities:
  Current installments of long-term debt         $  2,026      $  2,024
  Notes payable                                     1,750         2,911
  Accounts payable                                 13,546        11,694
  Accrued expenses                                 48,749        51,210
                                                 --------      --------
    Total current liabilities                      66,071        67,839

Long-term liabilities:
  Long-term debt, excluding current installments   35,125        39,677
  Other long-term liabilities                       7,289         7,203

Minority interest in subsidiary                         7            38

Shareholders' equity:
  Common stock and additional paid-in capital      42,510        40,638
  Retained earnings                                70,327        64,339
  Other                                            (3,127)       (1,387)
                                                 --------      --------
    Total shareholders' equity                    109,710       103,590
                                                 --------      --------
                                                 $218,202      $218,347
                                                 ========      ========

See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS

            (In thousands of dollars, except share data)

                                                            Three Months
                                                           Ended March 31,
                                                            1997      1996
                                                            ----      ----

1.  Net sales                                             $92,207   $54,990

2.  Costs and expenses applicable to sales
    a)  Cost of goods sold                                 63,292    37,373
    b)  Selling, general and administrative expenses       18,576    10,193
                                                          -------   -------
          Total costs and expenses applicable to sales     81,868    47,566

3.  Operating profit                                       10,339     7,424

4.  Other income (expense)
      Interest                                               (325)     (142)
      Other                                                    65        24
                                                          -------   -------
          Total other income (expense)                       (260)     (118)
                                                          -------   -------

5.  Earnings before taxes                                  10,079     7,306

6.  Income taxes                                            3,557     2,670
                                                          -------   -------

7.  Minority interest in subsidiary income (loss)             (31)       --

8.  Net earnings from continuing operations                 6,553     4,636

9.  Discontinued operations:
      Earnings from operations of the Test &
        Measurement Products Segment (less income
        taxes of $214 in 1997 and $928 in 1996)               281       830
                                                          -------   -------

10. Net earnings                                          $ 6,834   $ 5,466
                                                          =======   =======

11. Weighted average common and equivalent shares
      outstanding                                          16,106    15,968

12. Earnings per share from continuing operations         $   .40   $   .29

13. Discontinued operations:
      Earnings per share from Test & Measurement
        Products Segment, net of tax                          .02       .05

14. Earnings per share                                        .42       .34

15. Dividends declared per share                          $ .0525   $   .05

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

             Three Months Ended March 31, 1997 and 1996

                      (In thousands of dollars)

                                                         March 31,    March 31,
                                                           1997         1996
                                                          ------       ------

Cash flows from operating activities:
Net earnings                                             $  6,834     $  5,466
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                           2,865       2,624
    Gain on sale of Products Division assets                   --      (1,471)
    Changes in assets and liabilities net of
        effect of sale of Products Division assets:
      Increase in accounts payable and accrued expenses     8,585       4,451
      (Increase) in accounts receivable                   (14,433)     (1,317)
      (Increase) in inventories                            (2,808)       (394)
    Other, net                                              1,166         783
                                                          -------     -------
         Net cash provided by operating activities          2,209      10,142
                                                          -------     -------

Cash flows from investing activities:
    Proceeds from the sale of Products Division assets         --       3,671
    Acquisition of Doduco                                  (7,751)         --
    Capital expenditures                                   (2,741)     (2,088)
                                                          -------     -------
        Net cash provided by (used in)
           investing activities                           (10,492)      1,583
                                                          -------     -------

Cash flows from financing activities:
    Dividends paid                                           (799)       (792)
    Proceeds of long-term borrowings                        8,148          --
    Principal payments of long-term debt                   (9,861)     (7,006)
    Net borrowings (repayments) of short-term debt         (1,161)         --
    Proceeds from exercise of stock options                   248         237
                                                          -------     -------
Net cash used in financing activities                      (3,425)     (7,561)
                                                          -------     -------

Net effect of exchange rate changes on cash                (1,312)        (51)

Net increase (decrease) in cash and cash equivalents      (13,020)      4,113

Cash and cash equivalents at beginning of year             43,531      13,894
                                                          -------     -------

Cash and cash equivalents at March 31                     $30,511     $18,007
                                                          -------     -------

See accompanying Notes to Consolidated Financial Statements.

                  TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(1)  Accounting Policies

   For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended
December 31, 1996.

   The results for the three months ended March 31, 1997 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present the results of Technitrol's operations for the periods presented and the consolidated balance sheet at March 31, 1997. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to this period. All such adjustments are of a normal recurring nature.

   Certain amounts in the 1996 financial statements have been reclassified to conform with the current year's presentation.

(2)  Acquisitions and Divestitures

     Doduco GmbH: On October 31, 1996, the Company acquired certain operating assets of the metallurgical business of Doduco GmbH located in Germany, as well as all of the capital stock of Doduco Espana located in Madrid, Spain. Doduco produces electrical contacts, contact materials, thermostatic bimetals, and precision contact sub-assemblies made from precious and non-precious metals by wrought as well as powdered metallurgical processes. Its contact-producing operations are complemented by broad capabilities in electroplating and precious metals refining.

     The assets purchased consist of real property in Pforzheim and Sinsheim, Germany and Madrid, inventories, fixed assets and intangibles. The liabilities assumed consist of vacation and bonus payments due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's Metallurgical Products Segment. The fair value of the net assets acquired approximated $96.0 million. The purchase price was funded primarily by bank credit provided under a $30.0 million multi-currency temporary acquisition facility which was substantially refinanced with a $40.0 million permanent multi-currency facility.

     The total purchase price is subject to adjustment as expenses and details of the transaction are finalized. Also, management of the Company has not finalized its plan of restructuring for the acquired operations. Such plan may include the relocation and/or termination of employees. Additional liabilities related to such plan may result in an adjustment to the purchase price allocation. Adjustments to the purchase price allocation will be finalized during 1997 and are not expected to have a material impact on the Company's consolidated results of operations for 1997.

   Doduco experienced significant financial difficulty for a number of years and entered into bankruptcy during June of 1996 and receivership in August of 1996. The assets of Doduco which were acquired by the Company were acquired from a receiver and, prior to the Company's purchase of those assets, other isolated assets and product lines of Doduco were sold or abandoned by Doduco or the receiver. In addition, significant restructuring occurred after December 31, 1995 which related to both the product lines acquired by the Company as well as those otherwise disposed of or abandoned by the receiver. The net assets acquired by the Company relate to product lines and operations which were not

                  TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(2)  Acquisitions and Divestitures, continued

operated as a separate business entity but rather were an integral part of Doduco GmbH & Co. and its subsidiary, Doduco Espana. As a result, management of the Company does not believe that the following unaudited pro forma financial information (in thousands, except for earnings per share), which assumes that Doduco was acquired on January 1, 1996, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future.

                                                 Three Months Ended
                                                   March 31, 1996
                                                   ---------------
      Sales                                            $94,134
      Net earnings from continuing operations           $5,030
      Earnings per share from continuing operations       $.32

     Test & Measurement Products Segment: On April 17, 1997, the Company signed a definitive agreement to sell common stock and share capital of the companies that form the Test & Measurement Products Segment to AMETEK, Inc. for $34.0 million in cash. The Company expects to realize a gain on the sale of the Segment. The closing of the transaction, which is expected to take place on or before June 30, 1997, is subject to a number of conditions, including regulatory approvals in the United States, which are common in transactions of this type. As a result of the foregoing, the Test & Measurement Products Segment is reported as a discontinued operation in these financial statements. The net assets of the Segment at March 31, 1997, consist primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses. The sales of the Test & Measurement Products Segment were approximately $6.9 million during the first quarter of 1997.

     On February 27, 1996, the Company sold certain assets of its Products Division to an unrelated party. As a result of the sale, the Company discontinued its production and marketing of document counters and dispensers. The consideration received approximated $3.7 million and the after-tax gain of approximately $0.7 million that was realized on the sale is reflected in the Company's financial results.

     The divestiture of the Products Division, which is included in the Test & Measurement Products Segment, occurred prior to the Company's decision to divest the entire Segment and financial information for the Products Division had not been separately
reported in previous financial statements.   Accordingly, its
operating results and the gain on the sale of that Division were previously included in income from continuing operations. Those items have been reclassified and are now included as a part of the discontinued operations. The earnings from operations of the Test & Measurement Products Segment for the three months ended March 31, 1996, includes a gain of approximately $699,000 (net of income taxes of approximately $772,000) realized on the disposal of the Products Division.

(3)  Inventories

   Inventories consist of the following (in thousands):

                                              March 31,      December 31,
                                                 1997            1996
                                                ------          ------
          Finished goods                       $14,279          $16,513
          Work in process                       15,838           14,641
          Raw  materials and supplies           18,998           16,874
                                               -------          -------
                                               $49,115          $48,028
                                               =======          =======

                  TECHNITROL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(4)  Shareholders' Equity

   Changes in the components of shareholders' equity were as follows (in thousands, except share amounts):

                               Common stock and
                            additional paid-in capital

                                                           Retained
                                     Shares     Amount     earnings      Other
                                   ---------    ------     --------     ------
Balance at December 31, 1996      15,974,918    $40,638     $64,339     $1,387
Stock issued (primarily
  options exercised)                  76,094        253          --         --
Stock award, net of forfeitures       51,680      1,146          --      1,148
Compensation under
  Restricted Stock Plan                   --         --          --       (113)
Tax benefit of stock-based
  compensation items                      --        473          --         --
Net change in cumulative
  translation adjustment                  --         --          --        705
Net earnings                              --         --       6,834         --
Dividends declared (.0525 per
  share)                                  --         --        (846)        --
                                  ----------    -------     -------     ------
Balance at March 31, 1997         16,102,692    $42,510     $70,327     $3,127
                                  ==========    =======     =======     ======

(5)  Supplemental Disclosure of Non-cash Transactions

   During the three months ended March 31, 1997 and 1996, the Company issued to employees stock pursuant to the Company's
Restricted Stock Plan having a fair value of $1,152,000 and $555,000, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Metallurgical Products Segment is a broad based manufacturer of precious metal electrical contacts, bonded or clad metals and contact-bearing components. These products are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances and various electronic products. This Segment also produces sophisticated electroplating and metal refining services and produces certain components for the automotive industry. Manufacturing takes place in the United States, Puerto Rico, Germany and Spain.

     The Test & Measurement Products Segment (discontinued operations) produces a variety of force measurement products, complementary measurement equipment and mechanical scales. Principal uses of these products are the determination of weight, force, tension, compression and torque as well as the density and flow characteristics of plastics and other liquids. Manufacturing occurs in the United States and Great Britain.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     During the first quarter of 1996, the Company sold the assets of its Products Division (part of the Test & Measurement Products Segment) which manufactured currency counters and dispensers. In April 1997, the Company announced it had reached an agreement to sell the remainder of its Test & Measurement Products Segment.

     In management's opinion, the investments and strategies described above have positioned the Company for future growth and the creation of additional shareholder value.

     The following Management Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of
1995). This Report should be read in conjunction with the factors set forth in Technitrol's Annual Report on Form 10-K for the year ended December 31, 1996, under the caption "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

Liquidity and Capital Resources

     On April 17, 1997, the Company announced that it had reached a definitive agreement to sell its Test & Measurement Products Segment for approximately $34.0 million in cash. The closing of the transaction, which is expected to occur within the second quarter of 1997, is subject to various conditions, including regulatory approvals in the United States. Assuming that the transaction closes as anticipated, the net proceeds are expected to eventually be used primarily to acquire other businesses or product lines related to the Company's Electronic Components Segment and its Metallurgical Products Segment. In the near term, the funds received as a result of the sale will be invested in short-term deposit instruments and may be used to partially repay certain debt obligations and/or for other working capital purposes. The net after-tax proceeds of the transaction are expected to exceed $20.0 million.

     At March 31, 1997, the Company's worldwide cash balance was approximately $30.5 million. This represents a decrease of $13.0 million since the end of 1996. During the first quarter of 1997, approximately $7.7 million was used for the purchase of Doduco real estate in Germany. Although the acquisition of Doduco was completed on October 31, 1996, a portion of the real estate acquired was not transferred until early in 1997, as a result of legal proceedings and documentation that are customary in Germany. Certain transaction costs related to the acquisition were also paid during the first quarter of 1997.

     Cash flow from operations during the first three months of 1997 was approximately $2.2 million. Accounts receivable increased by $14.4 million during the quarter as a result of the record sales level and the increase in accounts receivable at Doduco. The increase of Doduco's accounts receivable, along with other elements of Doduco's working capital requirements, occurred after the October 1996 acquisition date and into the first part of 1997. The backlog at March 31, 1997, reached record levels for continuing operations and for the Company as a whole. Accordingly, inventories also increased during the period in anticipation of continued strong customer demand in the second quarter of 1997. Accounts payable and accrued expenses increased in connection with the Company's higher sales, increased inventory level and continued increase in working capital at Doduco.

     Cash used by investing activities was $10.5 million during the quarter. Capital expenditures totaled $2.7 million during the quarter. Further capital expenditures are expected during 1997 for purposes of expanding production capacity and improving the operating efficiency of the Electronic Components Segment and the Metallurgical Products Segment. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in countries where it does not currently have operating facilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Debt repayments exceeded new borrowings by approximately $2.9 million during the quarter. The debt payments included those made in Spain to repay local debt assumed in connection with the Doduco acquisition. The borrowings under the Company's multi-currency facility at March 31, 1997, were primarily denominated in Deutsche marks. The borrowings are expected to be repaid from the eventual cash flows of Doduco and, since the functional currency of the primary Doduco operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility. The net repayments of short-term debt represent the payments made on local debt in Spain in excess of the additional borrowings under the separate line of credit of Netwave.

     The Company received $.2 million from the exercise of stock options during the first quarter. No new options have been granted by the Company. Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," did not affect the Company's results of operations or related disclosures for the period.

     The Company believes that cash from operations and the sale of the Test & Measurement Products Segment and, if necessary, additional borrowings under its credit facilities will be sufficient to satisfy the Company's requirements for the foreseeable future.

     During the first quarter of 1997, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the sales of Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. At March 31, 1997, the Deutsche mark was approximately 7% weaker relative to the dollar than at December 31, 1996. A weaker Deutsche mark has the effect of lowering the U.S. dollar - reported amount of sales and profits of Doduco.

     In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. When used, the contracts are primarily in European currencies. The Company will consider increasing the use of currency exchange forward contracts, depending on the amount of sales and purchases made in local currencies and the type of currency. In addition, the Company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

     A material portion of the Company's liquid assets are offshore and are unlikely to be repatriated to the U.S. As has been the case in recent years, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the U.S. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the U.S. In the event that foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow. Separately, the divestiture of the Test & Measurement Products Segment will likely increase the domestic cash reserves of the Company substantially.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The identifiable assets of the Company's two remaining business segments are shown below. These amounts include allocations of certain assets employed by both segments and exclude corporate assets (primarily cash).

                                          March 31,    December 31,
                                            1997          1996
                                           ------        ------
     Assets at end of quarter
        Electronic Components             $86,198        $80,868
        Metallurgical Products             87,294         80,802


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In general, the statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international accounting standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. If the Company had applied this new standard during the first quarter of 1997, there would have been no effect on its reported earnings per share.

Results of Operations

     Revenues

      The following table sets forth the sales for the Company's segments during the first quarter of 1997 and 1996.

                                Three Months Ended   Three Months Ended
                                  March 31, 1997       March 31, 1996
                                  --------------       --------------
     Net sales
        Electronic Components        $37,331               $35,584
        Metallurgical Products        54,876                19,406
                                     -------               -------
            Total                    $92,207               $54,990
                                     =======               =======

     Sales attributable to continuing operations in the first quarter of 1997 were $92.2 million, an increase of 68% over the first quarter of 1996. The increase over 1996 is primarily attributable to the sales of Doduco, which was acquired by the Company in October 1996. Total sales of the Metallurgical Products Segment, which includes Doduco, were $54.9 million for the first quarter of 1997 compared with $19.4 million for the first quarter of 1996. Doduco's sales to unaffiliated customers during the period were approximately $34.3 million.

     First quarter sales in the Electronic Components Segment were $37.3 million in 1997 compared to $35.6 million in 1996. The Segment's higher sales included modest increases at Pulse Engineering, Inc. ("Pulse") as well as the sales of Netwave Technologies, Inc. ("Netwave"), the Company's wireless network products business. Netwave commenced operations during the third quarter of 1996. Order entry exceeded shipments for the quarter and the rate of shipments in the month of March were substantially above the rate of shipments in January and February. The Company believes that the high speed LAN market is continuing to grow significantly and that the Company has a substantial position in the market.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Total sales for the Test & Measurement Products Segment (reported as discontinued operations in the accompanying financial statements) during the 1997 quarter were lower than the prior year as a result of the sale of the Products Division in late February of 1996. (Exclusive of the Products Division, sales were approximately the same.) The divestiture of the Test & Measurement Products Segment is expected to be completed during the second quarter of 1997, and the total sales for the Company will be negatively impacted by the loss of sales from that Segment during the second half of 1997.

     Cost of Sales

     During the first quarter of 1997, the Company's gross margin from continuing operations was 31.4%, a slight decrease from 32.0% in 1996. While the gross margin of the Electronic Components Segment has improved over the last 12 months, the acquisition of Doduco and the growth of the revenue base in the Metallurgical Products Segment has lowered the combined gross margin for the Company as a percentage of revenues. The gross margin of the Metallurgical Products Segment is generally lower than either the Electronic Components Segment or the Test & Measurement Products Segment.

     The favorable cost impact of the relocation during 1996 of a portion of the Electronic Components Segment's manufacturing capacity from Taiwan to the Philippines contributed to higher margins in 1997. In both the Electronic Components Segment and the Metallurgical Products Segment, the higher sales volumes in 1997 had the effect of improving gross profit margins. This is especially true in the Metallurgical Products Segment, where there is a greater proportion of fixed costs related to the capital-intensive nature of the business.

     Operating Expenses

     Total selling, general and administrative expenses for the quarter ended March 31, 1997, were $18.6 million compared to $10.2 million for 1996. The increase is primarily attributable to Doduco. Administrative costs also reflect the higher spending required to support the higher level of sales and increased complexity of the Company. For the quarter ended March 31, 1997, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $2.3 million for the Electronic Components Segment and $1.8 million for the Metallurgical Products Segment. These amounts include expenditures for new product development and for product and process improvement. The Company believes that RD&E spending is very important to the future growth and business prospects for each segment.

     Operating Profit

     The operating profit for the Electronic Components Segment and the Metallurgical Products Segment is shown below. These amounts, which include certain allocations of corporate expenses, are subject to adjustment in connection with preparation of the audited financial statements for 1997.

                                        Three Months Ended  Three Months Ended
                                            March 31, 1997    March 31, 1996
                                            --------------    --------------
   Operating profit before income taxes:
      Electronic Components                   $ 7,070             $6,410
      Metallurgical Products                    3,269              1,014
                                              -------             ------
          Total                                10,339              7,424
      Other income (expense), net                (260)              (118)
                                              -------             -------
      Earnings (from continuing
        operations) before income taxes       $10,079             $7,306
                                              =======             ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest

     Net interest expense was approximately $0.3 million during the first quarter of 1997, compared with $0.1 million during the first quarter of 1996. Additional borrowings were made late in 1996 in connection with the acquisition of Doduco. Although the rate on the term debt balance of $7.5 million at March 31, 1997, is fixed at 6.65%, the majority of the Company's credit facilities have variable interest rates. Accordingly, net interest expense may increase if the rates associated with the Company's credit facilities move higher during 1997 and such increase is not offset by interest earned on cash invested.

     Income Taxes

     The effective income tax rate for continuing operations during the first quarter of 1997 was 35.3%, a decrease from the effective rate of 36.5% during the comparable prior year period. In general, the Company expects that its effective tax rate in 1997 will increase over the effective rate experienced for the full year of 1996. The acquisition of Doduco, which has operations in relatively high-rate jurisdictions, is expected to contribute to the increase. The effective tax rate during the first quarter of 1996 was higher than the rate for that year taken as a whole, as a result of certain non-deductible charges and other factors occurring during the period.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                 NONE

ITEM 2    CHANGES IN SECURITIES                             NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY       NONE
          HOLDERS

ITEM 5    OTHER INFORMATION                                 NONE

          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               The Exhibit Index is on page 15

          (b) Reports on Form 8-K

               A report on Form 8-K dated April 17, 1997 was filed with respect to the divestiture of the Test &
          Measurement Products Segment as described in Note 2 to the Consolidated Financial Statements in Item 1 of Part
          1 of this Form 10-Q.

                            EXHIBIT INDEX

DOCUMENT

3. (i)  Articles of Incorporation     Incorporated by reference to Form 10-
                                      K for the year ended December 31, 1995

   (ii) By-laws                       Incorporated by reference to Form 10-
                                      K for the year ended December 31, 1995

4.      Instruments defining          Incorporated by reference from Form
        rights of security            10-K for the year ended December 31,
        holders                       1995 and from Exhibit 4 of Form 8-K
                                      dated August 30, 1996.

11.     Statement re computation
        of per share earnings         Page 16

27.     Financial Data Schedule       Electronic Filing Only

EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                                       Three Months Ended
                                                   --------------------------
                                                     March 31,     March 31,
                                                       1997          1996
                                                      ------        ------
Net earnings:
  Continuing operations                             $ 6,553,000   $ 4,636,000
  Discontinued operations                               281,000       830,000

Primary earnings per share:

Weighted average number of common shares
 outstanding                                         16,020,000    15,889,000

  Add: Shares arising from the assumed
   exercise of stock options (as determined
   under the Treasury Stock Method)                      86,000        79,000
                                                    -----------   -----------

  Weighted average of common and equivalent
   shares                                            16,106,000    15,968,000
                                                    ===========   ===========

   Primary earnings per share:
     Continuing operations                          $      0.40   $      0.29
     Discontinued operations                               0.02          0.05

Fully diluted earnings per share (1):

   Weighted average of common and
     equivalent shares outstanding (as
     determined for the Primary earnings
     per share calculation above)                    16,106,000    15,968,000

   Add: Additional shares arising from the
     assumed exercise of stock options (as
     determined under the Treasury Stock
     Method)                                                 --            --
                                                    -----------   -----------


 Weighted average of common and equivalent
  shares                                             16,106,000    15,968,000
                                                    ===========   ===========

  Fully diluted earnings per share                  $      0.42   $      0.34
                                                    ===========   ===========



Note (1): This calculation is submitted in accordance with the Securities Act of 1933 Release No. 5,133, although it is not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

      1996 share amounts have been restated to reflect a two-for-one stock split on February 28, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TECHNITROL, INC.
                                      --------------------------------
                                               (Registrant)



          May 7, 1997                 /s/Albert Thorp, III
------------------------------        --------------------------------
            (Date)                    Albert Thorp, III
                                      Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


          May 7, 1997                 /s/Drew A. Moyer
-----------------------------         --------------------------------
            (Date)                    Drew A. Moyer
                                      Corporate Controller and Secretary
                                        (Principal Accounting Officer)