Form 10-Q
period 1997-06-30
TECHNITROL INC
filed 1997-07-24
CIK 96763

Exhibit index
                                                     is on Page 17


                             UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ______________________


                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1997, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to ______________.


Commission File No. 1-5375


                           TECHNITROL, INC.
          (Exact name of registrant as specified in Charter)



            PENNSYLVANIA                          23-1292472
  (State or other jurisdiction of    (IRS Employer Identification Number)
   incorporation or organization)

  1210 Northbrook Drive, Suite 385
       Trevose, Pennsylvania                                      19053
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           215-355-2900




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days.       YES  X    NO
                        ---      ---


Common Stock - Shares Outstanding as of July 21, 1997:      16,097,137

                   TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  June 30, 1997 and December 31, 1996
                              (Unaudited)
                       (In thousands of dollars)

                                                 June 30,      Dec. 31,
                                                 -------       --------
                Assets                             1997          1996
                ------                             ----          ----

Current Assets:
  Cash and cash equivalents                     $  63,533     $  43,531
  Trade receivables                                56,890        46,537
  Inventories                                      49,398        48,028
  Prepaid expenses and other current assets         4,260         4,530
                                                 --------      --------
    Total current assets                          174,081       142,626

Property, plant and equipment                      95,020        96,792
  Less accumulated depreciation                    42,786        42,654
                                                 --------      --------
    Net property, plant and equipment              52,234        54,138
Deferred income taxes                               7,791         6,834
Excess of cost over net assets acquired, net       13,303        13,851
Other assets                                          757           898
                                                 --------      --------
                                                 $248,166      $218,347
                                                 ========      ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Current installments of long-term debt         $  2,022      $  2,024
  Notes payable                                     2,700         2,911
  Accounts payable                                  9,970        11,694
  Accrued expenses                                 62,900        51,210
                                                 --------      --------
    Total current liabilities                      77,592        67,839

Long-term liabilities:
  Long-term debt, excluding current installments   33,935        39,677
  Other long-term liabilities                       7,617         7,241

Shareholders' equity:
  Common stock and additional paid-in capital      42,626        40,638
  Retained earnings                                88,862        64,339
  Other                                            (2,466)       (1,387)
                                                 --------      --------
    Total shareholders' equity                    129,022       103,590
                                                 --------      --------
                                                 $248,166      $218,347
                                                 ========      ========


See accompanying Notes to Consolidated Financial Statements.

                             TECHNITROL, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Unaudited)
                       (In thousands of dollars, except share data)

                                                      Three Months         Six Months
                                                      Ended June 30        Ended June 30
                                                      -------------        ----------
                                                      1997      1996       1997       1996
                                                      ----      ----       ----       ----
 1. Net sales                                       $103,927   $60,120   $196,134   $115,110
 2. Costs and expenses applicable to sales
    a) Cost of goods sold                             70,281    39,947    133,573     77,320
    b) Selling, general and administrative expenses   21,087    12,803     39,663     22,996
                                                    --------   -------   --------   --------

         Total costs and expenses applicable to
           sales                                      91,368    52,750    173,236    100,316


 3. Operating profit                                  12,559     7,370     22,898     14,794

 4. Other income (expense)
       Interest                                         (168)      (49)      (493)      (191)
       Other                                             (93)      (32)       (28)        (8)
                                                    --------   -------   --------   --------

          Total other income (expense)                  (261)      (81)      (521)      (199)
                                                    --------   -------   --------   --------

 5. Earnings before taxes                             12,298     7,289     22,377     14,595

 6. Income taxes                                       4,595     2,447      8,152      5,117

 7. Minority interest in subsidiary income (loss)       (197)       --       (228)        --
                                                    --------   -------   --------   --------
 8. Net earnings from continuing operations            7,900     4,842     14,453      9,478

 9. Discontinued operations:
      Earnings (loss) from operations of the Test &
        Measurement Products Segment, net of
        income taxes                                     (23)      394        258      1,224
      Gain on disposal of discontinued business
        (less income taxes of $11,064)                11,502        --     11,502         --
                                                    --------   -------   --------   --------

10. Net earnings                                    $ 19,379   $ 5,236   $ 26,213   $ 10,702
                                                    ========   =======   ========   ========

11. Weighted average common and equivalent
      shares outstanding                              16,182    16,162     16,141     16,089

12. Earnings per share from continuing operations   $    .49   $   .30    $   .90   $    .59

13. Dividends declared per share                    $  .0525   $   .05    $  .105   $    .10

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six Months Ended June 30, 1997 and 1996
                              (Unaudited)
                       (In thousands of dollars)

                                                             June 30,   June 30,
                                                               1997       1996
                                                               ----       ----
Cash flows from operating activities:
Net earnings                                                  $26,213   $10,702
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                 5,660     4,708
  Gain on sale of Products Division assets                         --    (1,471)
  Gain on sale of Test & Measurement Products Segment         (11,502)       --
  Changes in assets and liabilities net of effect of
      discontinued operations:
    Increase in accounts payable and accrued expenses          13,596     5,106
    (Increase) in accounts receivable                         (16,783)   (4,738)
    (Increase) decrease in inventories                         (8,670)      290
  Other, net                                                   (1,715)     (656)
                                                              -------   -------
    Net cash provided by operating activities                   6,799    13,941
                                                              -------   -------

Cash flows from investing activities:
  Proceeds from the sale of discontinued operations, net
    of cash sold and expenses paid                             33,179     3,671
  Acquisition of Doduco assets and payment of related
    expenses                                                   (8,084)       --
  Capital expenditures                                         (7,019)   (3,422)
  Proceeds from sale of property, plant and equipment              49        12
                                                              -------   -------
    Net cash provided by investing activities                  18,125       261
                                                              -------   -------

Cash flows from financing activities:
  Dividends paid                                               (1,644)   (1,591)
  Proceeds of long-term borrowings                             10,159        --
  Principal payments of long-term debt                        (11,916)   (7,511)
  Net borrowings (repayments) of short-term debt                 (211)       --
  Proceeds from exercise of stock options                         269       472
  Contributions from minority interest in subsidiary              100        --
                                                              -------   -------
    Net cash used in financing activities                      (3,243)   (8,630)
                                                              -------   -------

Net effect of exchange rate changes on cash                    (1,679)      (19)

Net increase in cash and cash equivalents                      20,002     5,553

Cash and cash equivalents at beginning of year                 43,531    13,894
                                                              -------   -------

Cash and cash equivalents at June 30                          $63,533   $19,447
                                                              =======   =======

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(1)  Accounting Policies

     For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 31, 1996.

     The results for the six months ended June 30, 1997 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations for the periods presented and the consolidated balance sheet at June 30, 1997. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to this period. All such adjustments are of a normal recurring nature, except for adjustments related to discontinued operations.

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

     The assets purchased consisted of real property in Pforzheim and Sinsheim, Germany and Madrid, Spain, inventories, fixed assets and intangibles. The liabilities assumed consisted of vacation and bonus payments due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's Metallurgical Products Segment. The fair value of the net assets acquired approximated $96.0 million. The purchase price was funded primarily by bank credit provided under a $30.0 million multi-currency temporary acquisition facility which was substantially refinanced with a $40.0 million permanent multi-currency facility.

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

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(2)    Acquisitions and Divestitures, continued

     Doduco experienced significant financial difficulty for a number of years and entered into bankruptcy during June of 1996 and receivership in August of 1996. The assets of Doduco which were acquired by the Company were acquired from a receiver and, prior to the Company's purchase of those assets, other isolated assets and product lines of Doduco were sold or abandoned by Doduco or the receiver. In addition, significant restructuring occurred after December 31, 1995 which related to both the product lines acquired by the Company as well as those otherwise disposed of or abandoned by the receiver. The net assets acquired by the Company relate to product lines and operations which were not operated as a separate business entity but rather were an integral part of Doduco GmbH & Co. and its subsidiary, Doduco Espana. As a result, management does not believe that the following unaudited pro forma financial information for the Company (in thousands, except for earnings per share), which assumes that Doduco was acquired on January 1, 1996, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future.

                                                Six Months Ended
                                                 June 30, 1996
                                                 ---------------
      Sales                                           $192,820
      Net earnings from continuing operations          $10,298
      Earnings per share from continuing operations       $.64

     Test & Measurement Products Segment:  On June 4, 1997, the
Company completed the sale of the companies that formed its Test & Measurement Products Segment to an affiliate of AMETEK, Inc. for approximately $34.0 million in cash and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. Transaction expenses will be paid by the Company from the gross proceeds of the sale and are reflected in the net gain realized on the sale. As a result of the foregoing, the Company discontinued its manufacturing and marketing of Test & Measurement products (including force-measurement gauges, rheology test systems and weighing devices) and the Test & Measurement Products Segment is reported as a discontinued operation in these financial statements. The net assets of the Segment consisted primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses.
The sales of the Test & Measurement Products Segment were approximately $11.8 million in 1997 prior to the divestiture.

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

     The divestiture of the Products Division, which was included in the Test & Measurement Products Segment, occurred prior to the Company's decision to divest the entire Segment and financial information for the Products Division had not been separately reported
in previous financial statements.   Accordingly, its operating results
and the gain on the sale of that Division were previously included in income from continuing operations. Those items have been reclassified and are now included as a part of the discontinued operations. The earnings from operations of the Test & Measurement Products Segment for the six months ended June 30, 1996, includes a gain of approximately $699,000 (net of income taxes of approximately $772,000) realized on the disposal of the Products Division.

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(2)  Acquisitions and Divestitures, continued

      The effect of the discontinued operations on earnings per share is as follows:

                                               Three Months      Six Months
                                               Ended June 30    Ended June 30
                                               -------------    -------------
                                                1997    1996     1997  1996
                                                ----    ----     ----  ----
Earnings per share from continuing operations  $  .49   $.30     $.90  $.59

Discontinued operations:
  Earnings per share from Test & Measurement
    Products Segment, net of tax                  .00    .02      .01   .08
  Gain per share on disposal of Test &
    Measurement Products Segment, net
    of tax                                        .71     --      .71    --
                                                -----   ----    -----  ----
Earnings per share                              $1.20   $.32    $1.62  $.67
                                                =====   ====    =====  ====
(3)  Inventories

   Inventories consisted of the following (in thousands):

                                               June 30,       December 31,
                                               --------       ------------
                                                 1997             1996
                                                 ----             ----
          Finished goods                       $15,210          $16,513
          Work in process                       13,742           14,641
          Raw  materials and supplies           20,446           16,874
                                               -------          -------
                                               $49,398          $48,028
                                               =======          =======

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(4)  Shareholders' Equity

   Changes in the components of shareholders' equity were as follows (in thousands, except share amounts):

                                   Common stock and
                                  additional paid-in
                                        capital
                                  -------------------
                                                         Retained
                                    Shares     Amount    earnings    Other
                                    ------     ------    --------    -----
Balance at December 31, 1996      15,974,918   $40,638    $64,339    $1,387
Stock issued (primarily options
  exercised)                          76,694       253        --         --
Stock awards, net of forfeitures      45,525     1,080        --      1,080
Compensation under Restricted
  Stock Plan                              --        --        --       (426)
Tax benefit of stock-based
  compensation items                      --       655        --         --
Net change in cumulative
  translation adjustment                  --        --        --        425
Net earnings                              --        --    26,213         --
Dividends declared (.0525 per
  share)                                  --        --    (1,690)        --
                                  ----------   -------   -------     ------
Balance at June 30, 1997          16,097,137   $42,626   $88,862     $2,466
                                  ==========   =======   =======     ======

   Other components of shareholder's equity include unearned compensation under the Company's Restricted Stock Plan and cumulative translation gains and losses.

(5)  Supplemental Disclosure of Non-cash Transactions

   During the six months ended June 30, 1997 and 1996, the Company issued stock to employees pursuant to the Company's Restricted Stock Plan having a fair value of $1,152,000 and $555,000, respectively.

(6) Derivatives and other Financial Instruments

   At June 30, 1997, the Company did not have any derivatives. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following Management Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995).
This report should be read in conjunction with the factors set forth in Technitrol's report on Form 10-K for the year ended December 31, 1996, under the caption "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

     Technitrol, Inc. ("Technitrol" or the "Company") is an international manufacturer of electronic components and metallurgical products. All of the Company's businesses are operated within those two business segments. The Electronic Components Segment provides a broad array of magnetics-based components, miniature chip inductors, modules and wireless network products for use primarily in local area network and telecommunication products. Manufacturing occurs in the United States, Ireland, Taiwan, the Philippines and the People's Republic of China.

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

     In 1993, the Company adopted a strategy which focused on expansion of the Company's electronics business by acquiring companies serving markets characterized by significant growth opportunities. In 1994, the Company acquired the Fil-Mag companies with manufacturing capabilities in Taiwan and the Philippines. In late 1995, the Company acquired Pulse Engineering, Inc. ("Pulse") with manufacturing capabilities in Ireland and China. In 1996, these businesses, together with the Components Division of the Company, were combined to form the Electronic Components Segment which provides an array of products aimed at providing solutions to the problems of customers engaged in designing and manufacturing local area network and telecommunications products. The Company believes that the Electronic Components Segment is a global market leader in the development and sale of components for local area network products.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     During the first quarter of 1996, the Company sold the assets of its Products Division (part of the Test & Measurement Products Segment) which manufactured currency counters and dispensers. In June 1997, the Company completed the sale of the remainder of its Test & Measurement Products Segment, which previously produced a variety of force measurement products, complementary measurement equipment and mechanical scales.

     In management's opinion, the investments and strategies described above have positioned the Company for future growth and the creation of additional shareholder value.

Liquidity and Capital Resources

     On June 4, 1997, the Company completed the sale of its Test & Measurement Products Segment for approximately $34.0 million in cash. The proceeds of the sale are presently invested in short-term deposit instruments and are included in the cash balance at June 30, 1997, which was approximately $63.5 million. The net proceeds are expected to eventually be used primarily to acquire other businesses or product lines related to the Company's Electronic Components Segment and its Metallurgical Products Segment. Taxes related to the gain on the sale of the Test & Measurement Products Segment are primarily U.S. income taxes and approximated $11.1 million. Those taxes had not been paid prior to the date of the accompanying financial statements; however, the majority of those taxes will be paid during the third quarter of 1997. Total working capital at June 30, 1997 was $96.5 million.

     Cash flow from operations was $6.8 million for the six months ended June 30, 1997. Accounts receivable increased by $16.8 million during the year as a result of the record sales level of the Company as a whole and increased accounts receivable at Doduco. The Company did not acquire accounts receivable in Germany as part of the Doduco purchase and the increase in Doduco's accounts receivable, along with other elements of Doduco's working capital requirements, occurred after the acquisition date and into the first part of 1997. (See Note
2 of Notes to Unaudited Consolidated Financial Statements in Part I,
Item 1 of this Form 10-Q.) Inventories increased by $8.7 million during the first six months of 1997 and reflect the Company's response to strong customer demand during that period. Accounts payable and accrued expenses increased significantly during the period as a result of the Company's higher sales and profits, increased inventory level and increased working capital at Doduco. These changes in assets and liabilities are net of the effect of discontinued operations.

     Cash provided by investing activities was $18.1 million during the first half of 1997. The proceeds of the sale of the Test & Measurement Products Segment were received in early June and, on a year-to-date basis, were partially offset by payments related to the Doduco acquisition and by the Company's investment in capital equipment and facilities. Approximately $8.1 million was used for the purchase from the Receiver of Doduco real estate in Germany and for the payment of expenses previously accrued and related to the acquisition. Although the acquisition of Doduco was completed on October 31, 1996, a portion of the real estate acquired was not transferred until early in 1997 as a result of legal proceedings and documentation that are customary in Germany.

     Capital expenditures totaled $7.0 million during the first half of 1997. Further capital expenditures are expected during 1997 for purposes of expanding production capacity and improving the operating efficiency of the Company's two remaining segments. The expansion of production capacity and/or the acquisition of other business or product lines may result in the Company conducting business in countries where it does not currently have operating facilities.

     The Company believes that cash generated by operations and by the sale of the Test & Measurement Products Segment and, if necessary, additional borrowings under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

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

     Debt repayments totaled $11.9 million during the first half of 1997, comprising the majority of the total cash used in financing activities. A portion of those repayments relate to the Company's multi-currency facility. The borrowings under that facility at June 30, 1997, were primarily denominated in Deutsche marks. The borrowings are expected to continue to be repaid from the cash flows of Doduco and, since the functional currency of the primary Doduco operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility. The Company borrowed approximately $10.2 million under this facility in 1997. The net repayments of short-term debt represent the payments made on local debt in Spain in excess of additional borrowings under the separate line of credit for Netwave.

     Dividends of $1.6 million were paid during the first six months of 1997. Quarterly dividends are expected to continue to be paid during the foreseeable future.

     During the first six months of 1997, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the sales of Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. At June 30, 1997, the Deutsche mark was approximately 11% weaker relative to the dollar than at December 31, 1996. A weaker Deutsche mark has the effect of lowering the U.S. dollar - reported amount of sales and profits of Doduco.

     In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. When used, the contracts are primarily in European currencies. The Company will consider increasing the use of currency exchange forward contracts, depending on the amount of sales and purchases made in local currencies and the type of currency, and depending on the fees and other costs associated with such contracts. In addition, the company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

     The Company received $0.3 million from the exercise of stock options during the first half. No new options have been granted by the Company and, accordingly, Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" did not affect the Company's results of operations or related disclosures for the period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     FASB Issues

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In general, SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international accounting standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. If the Company had applied this new standard during the first half of 1997, there would have been no effect on its reported earnings per share.

     Separately, in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company expects to implement these new accounting standards no later than its fiscal 1998 reporting year. SFAS No. 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Items that are not currently included in the Company's statement of earnings, but which are defined as components of comprehensive income, include translation gains or losses and certain other items which have historically been charged or credited directly to shareholders' equity.

     SFAS No. 131 increases the amount of information disclosed about the operating segments of the Company and increases the frequency of certain related disclosures. It establishes standards for reporting products and services, geographic areas, and major customers and requires enterprises to report selected information about operating segments in interim financial reports.

Results of Operations

     Sale of the Test & Measurement Products Segment

     The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. The Products Division, which was sold during the first quarter of 1996, is included in the Test & Measurement Products Segment. The divestiture of the Products Division occurred prior to the Company's decision to divest the entire Segment and financial information for the Division had not been separately reported in
previous financial statements.   Accordingly, the gain on the sale of
that Division was included in income from continuing operations. The 1997 sales of the Test & Measurement Products Segment were approximately $11.8 million prior to the divestiture on June 4, 1997.

     Revenues

(Amounts in millions)                Three months ended     Six months ended
                                      6/30/97   6/30/96     6/30/97  6/30/96
                                      -------   -------     -------  -------
Electronic Components                  $46.6     $39.1       $83.9    $74.7
Metallurgical Products                  57.3      21.0       112.2     40.4
                                      ------     -----      ------   ------
  Sales from continuing operations    $103.9     $60.1      $196.1   $115.1


     Sales attributable to continuing operations in the second quarter and first half of 1997 were $103.9 million and $196.1 million, respectively, increases of 72.9% and 70.4% over the comparable periods of 1996. The increased sales in 1997 are primarily attributable to the sales of Doduco, which was acquired by the Company in October 1996 and is part of the Metallurgical Products Segment. In addition to the higher sales of Doduco and the Metallurgical Products Segment, the Electronic Products Segment made a significant contribution to the record sales in the quarter and first half.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Second quarter sales in the Electronic Components Segment were $46.6 million in 1997 compared to $39.1 million in 1996. Sales of this Segment in the first six months of 1997 were $83.9 million compared to $74.7 million during the first six months of 1996. These increases of approximately 19.2% and 12.3%, respectively, over the same three- and six-month periods in 1996 reflect higher sales at Pulse Engineering, Inc. ("Pulse") as well as the initial sales of Netwave Technologies, Inc. ("NTI"), the Company's wireless network products business. The sales of Pulse were substantially higher in the second quarter of 1997 than in the first quarter, reflecting the higher level of incoming orders during most of the first half. In this Segment, incoming orders began to taper off in the beginning of June of 1997, particularly in North America, while demand in the Far East continued to be very strong and order intake in Europe was relatively stable.
The second quarter decline in orders within the Electronic Components Segment was not as significant as it was in the second and third quarters of 1996. In 1996, the decline in orders during the second quarter occurred primarily in North America and, to a lesser extent, in Asia. That decline was believed to be the result of widely observed inventory adjustments and project deferrals within the industry. The order entry decline in 1997 appeared to be following a similar, although not as severe, pattern as that observed in 1996, particularly among LAN customers. The backlog at June 30, 1997, fell somewhat from the record levels at the end of the first quarter of 1997, but remained historically high. At June 30, 1997, the backlog of the Segment exceeded that at June 30, 1996, by approximately 24%.

     NTI commenced operations during the third quarter of 1996. The sales of NTI are not significant in relation to the sales of the Company, and significant sales are not expected from this operating unit until there is further development of the market for wireless local area network products. No one can predict with certainty when this will occur.

     Total sales of the Metallurgical Products Segment, which includes Doduco, were $57.3 million for the second quarter of 1997 compared with $21.0 million for the second quarter of 1996. On a year-to-date basis, sales of the Segment were $112.2 million through June 30, 1997 and $40.4 million at June 30, 1996. As noted above, the sales of Doduco (which account for the large increase in sales of the Segment) are subject to the fluctuating exchange rate between the U.S. dollar and the Deutsche mark. Doduco's sales for the three- and six-month periods ended June 30, 1997, exceeded management's earlier expectations and reflected the positive impact of efforts to improve customer service with timely deliveries notwithstanding the significant strengthening of the dollar against the Deutsche mark since the beginning of 1997. The integration of the Doduco operations with the previously existing Metallurgical Products Segment of the Company is continuing. Management expects that certain products currently offered by Doduco may be discontinued if further analysis reveals that those products cannot be sold with sufficient profitability over the long term. Accordingly, the sales of Doduco during the second half of 1997 and beyond may decrease as a result of discontinued product offerings.

     Cost of Sales

     During the second quarter of 1997, the Company's gross margin was 32.4%, a slight decrease from 33.6% in 1996. Likewise, on a year-to-date basis, the gross margin was down slightly to 31.9% in 1997 from 32.8% in 1996. While the gross margin of the Electronic Components Segment has improved during the previous 12 months, the acquisition of Doduco and the growth of the Metallurgical Products Segment have lowered the combined gross margin for the Company. The gross margin of the Metallurgical Products Segment is generally lower than either the Electronic Components Segment or the (discontinued) Test & Measurement Products Segment. In the second quarter of 1997, the gross margin of the Metallurgical Products Segment improved modestly from that experienced in the first quarter.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The favorable cost impact of the relocation of a major portion of the Electronic Components Segment's manufacturing capacity from Taiwan to the Philippines contributed to higher margins in the second quarter and year-to-date period of 1997. That segment also benefited from improved manufacturing efficiencies at its mass production facilities, particularly in China. In both the Electronic Components Segment and the Metallurgical Products Segment, the higher sales volumes and more favorable product mix in 1997 also had the effect of improving gross profit margins. This is especially true in the Metallurgical Products Segment, where there is a greater proportion of fixed costs related to the capital-intensive nature of the business.

     Operating Expenses

     Total selling, general and administrative expenses for the quarter ended June 30, 1997, were $21.1 million compared to $12.8 million for 1996. This represents an increase of 64.8%. As a percentage of sales, these costs were 20.3% of sales in the quarter ended June 30, 1997 and 21.3% in the prior year comparable quarter.
For the six months ended June 30, 1997 and 1996, total selling, general and administrative expenses were $39.7 million and $23.0 million, respectively. The increase of 72.6% on a year-to-date basis is even more significant than the increase noted when comparing the second quarter of 1997 to the second quarter of 1996. While the effect of Doduco is primarily responsible for the year-over-year increase in both periods, the second quarter of 1996 included significant costs associated with restructuring certain Far East operations of the Electronic Components Segment. That Segment's 1996 operating profits were negatively impacted by approximately $2.0 million of costs related to shifting a majority of the production capacity previously maintained in Taiwan to the Company's facilities in the Philippines. While that alternative had been contemplated for some time, the final decision to effect the change and the costs associated with that decision were determined during the second quarter of 1996. Administrative costs also reflect the higher spending required to support the higher level of sales and increased complexity of the Company, as well as substantial tax and related consulting costs incurred in 1997 relating to Asia.

     For the quarter ended June 30, 1997, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $2.6 million for the Electronic Components Segment and $1.3 million for the Metallurgical Products Segment. For the year-to-date period ended June 30,1997, RD&E expenses were $4.9 million and $3.1 million in the Electronic Components Segment and the Metallurgical Products Segment, respectively. These amounts include expenditures for new product development and for product and process improvement. The Company recognizes the importance of RD&E spending as it relates to the future growth and business prospects for each segment. These expenditures are expected to increase as the Company invests additional profits into product and process development efforts.

     Operating Profit

     The operating profit for the Electronic Components Segment and the Metallurgical Products Segment is shown below. These amounts include certain allocations of corporate expenses and are subject to adjustment in connection with the preparation of audited annual financial statements for 1997.

(Amounts in millions)                 Three months ended    Six months ended
                                      6/30/97   6/30/96     6/30/97   6/30/96
                                      -------   -------     -------   -------
Electronic Components                   $9.0      $5.7       $16.0     $12.1
Metallurgical Products                   3.6       1.7         6.9       2.7
                                       -----      ----       -----     -----
Operating profit from continuing
  operations                           $12.6      $7.4       $22.9     $14.8
                                       =====      ====       =====     =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest

     Net interest expense was approximately $0.2 million during the second quarter of 1997, compared with $0.05 million during the second quarter of 1996. For the six months ended June 30, 1997, net interest expense was $0.5 million, compared to $0.2 million for the first six months of 1996. Additional borrowings were made late in 1996 in connection with the acquisition of Doduco. Initially, these additional borrowings caused the net interest charge to increase for the Company during 1997. However, as a result of the cash received from the sale of the Test & Measurement Products Segment on June 4, 1997, the Company has a much higher level of funds invested and the earnings on those short-term deposit instruments has the effect of reducing net interest expense. The rate on the term debt balance of $7.0 million at June 30, 1997, is fixed at 6.65%; however, the majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with the Company's credit facilities move higher during 1997. Also, if a portion of the funds received from the sale of the Test & Measurement Products Segment are used to acquire additional businesses or product lines (as management expects), the interest earned on residual funds invested will decrease.

     Income Taxes

     The effective income tax rate for continuing operations during the second quarter of 1997 was 37.4%, an increase from the effective rate of 33.6% during the comparable prior year period. For the six months ended June 30, 1997, the Company's effective income tax rate for continuing operations was 36.4%, compared to 35.1% in the prior year period. The increase in the Company's effective tax rate in 1997 reflects the additional taxable income of Doduco, which has operations in relatively high-rate jurisdictions.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                 NONE

ITEM 2    CHANGES IN SECURITIES                             NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   NONE

ITEM 4    SUBMISSION  OF  MATTERS TO A  VOTE  OF  SECURITY
          HOLDERS

               The regular annual meeting of shareholders was held on May 21, 1997. Messrs. John E. Burrows and James M. Papada, III were elected to a three-year term as directors of the Company. KPMG Peat Marwick LLP was selected as the Company's independent public accountants for the year ending December 31, 1997, and an amendment to the charter was approved to increase the number of authorized shares of Technitrol common stock from 30 million shares to 75 million shares.
          The results of the votes were as follows:

                                            For       Withhold Authority
                                            ---       ------------------
               John E. Burrows          13,399,968         542,252
               James M. Papada, III     13,397,668         544,522

                                            For        Against     Abstain
                                            ---        -------     -------
               KPMG Peat Marwick        13,921,228       11,342      9,650

                                            For        Against     Abstain
                                            ---        -------     -------
               Charter Amendment         9,931,400    3,986,458     24,362


ITEM 5    OTHER INFORMATION

          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                 The Exhibit Index is on page 17

          (b) Reports on Form 8-K                           NONE

                             EXHIBIT INDEX

DOCUMENT

 3.  (i)  Articles of Incorporation    Filed herewith

    (ii)  By-laws                      Incorporated by reference to Form 10-
                                       K for the year ended December 31, 1995

 4.       Instruments defining         Incorporated by reference from Form
          rights of security holders   10-K for the year ended December 31,
                                       1995 and from Exhibit 4 of Form 8-K
                                       dated August 30, 1996

11.       Statement re computation
          of per share earnings        Page 18

27.       Financial Data Schedule      Electronic Filing Only

       EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                                    --------                 -------
                                                1997          1996        1997         1996
                                                ----          ----        ----         ----
Net earnings:
  Continuing operations                      $ 7,900,000  $ 4,842,000  $14,453,000  $ 9,478,000
  Discontinued operations                     11,479,000      394,000   11,760,000    1,224,000

Primary earnings per share:

Weighted average number of common shares
  outstanding                                 16,101,000   15,993,000   16,061,000   15,913,000

   Add: Shares arising from the assumed
     exercise of stock options (as
     determined under the Treasury
     Stock Method)                                81,000      169,000       80,000      176,000
                                             -----------  -----------  -----------  -----------

   Weighted average of common and
     equivalent shares                        16,182,000   16,162,000   16,141,000   16,089,000
                                             ===========  ===========  ===========  ===========

     Primary earnings per share:
       Continuing operations                 $       .49  $       .30  $       .90  $       .59
       Discontinued operations(1)                    .71          .02          .72          .08


Fully diluted earnings per share (2):

     Weighted average of common and
       equivalent shares outstanding (as
       determined for the Primary earnings
       per share calculation above)           16,182,000   16,162,000   16,141,000   16,089,000

     Add: Additional shares arising from
       the conversion of stock options or
       other securities (as determined for
       purposes of calculating
       full dilution)                                 --           --           --           --
                                             -----------  -----------  -----------  -----------

  Weighted average of common and equivalent
    shares                                    16,182,000   16,162,000   16,141,000   16,089,000
                                             ===========  ===========  ===========  ===========

     Fully diluted earnings per share        $      1.20  $       .32  $      1.62  $       .67
                                             ===========  ===========  ===========  ===========



    1996 share amounts have been restated to reflect a two-for-one stock split on February 28, 1997.

(1) Reflects rounding as a result of the two-for-one stock split on February 28, 1997.

(2) This calculation is submitted in accordance with the Securities
    Act of 1933 Release No. 5,133, although it is not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TECHNITROL, INC.
                                      -----------------------------------
                                                (Registrant)



        July 24, 1997                 /s/Albert Thorp, III
---------------------------------     -----------------------------------
            (Date)                    Albert Thorp, III
                                      Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


        July 24, 1997                 /s/Drew A. Moyer
--------------------------------      -----------------------------------
            (Date)                    Drew A. Moyer
                                      Corporate Controller and Secretary
                                        (Principal Accounting Officer)