Form 10-Q
period 1997-09-30
TECHNITROL INC
filed 1997-11-05
CIK 96763

Exhibit index
                                                         is on Page 17



                             UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ______________________


                               FORM 10-Q

[X] Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended September 30, 1997, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ______________ to ______________.


Commission File No. 1-5375


                           TECHNITROL, INC.
          (Exact name of registrant as specified in Charter)



            PENNSYLVANIA                          23-1292472
  (State or other jurisdiction of    (IRS Employer Identification Number)
   incorporation or organization)

  1210 Northbrook Drive, Suite 385
       Trevose, Pennsylvania                        19053
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:   215-355-2900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.     YES  X    NO
                                                               ---      ---



Common Stock - Shares Outstanding as of October 20, 1997:        16,131,077

                   TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

               September 30, 1997 and December 31, 1996

                              (Unaudited)

                       (In thousands of dollars)

                                             Sept. 30, 1997      Dec. 31, 1996
                                             --------------      -------------
    Assets

Current Assets:
  Cash and cash equivalents                      $ 67,305           $ 43,531
  Trade receivables                                52,907             46,537
  Inventories                                      48,809             48,028
  Prepaid expenses and other current assets         3,596              4,530
                                                 --------           --------
    Total current assets                          172,617            142,626

Property, plant and equipment                     104,476             96,792
  Less accumulated depreciation                    45,207             42,654
                                                 --------           --------
    Net property, plant and equipment              59,269             54,138
Deferred income taxes                               7,740              6,834
Excess of cost over net assets acquired, net       13,027             13,851
Other assets                                          787                898
                                                 --------           --------
                                                 $253,440           $218,347
                                                 ========           ========

    Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of long-term debt         $  2,022            $ 2,024
  Notes payable                                     4,685              2,911
  Accounts payable                                 12,118             11,694
  Accrued expenses                                 62,208             51,210
                                                 --------           --------
    Total current liabilities                      81,033             67,839

Long-term liabilities:
  Long-term debt, excluding current installments   29,050             39,677
  Other long-term liabilities                       7,555              7,241

Shareholders' equity:
  Common stock and additional paid-in capital      43,044             40,638
  Retained earnings                                95,152             64,339
  Other                                            (2,394)            (1,387)
                                                 --------           --------
    Total shareholders' equity                    135,802            103,590
                                                 --------           --------
                                                 $253,440           $218,347
                                                 ========           ========

   See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
             (In thousands of dollars, except share data)

                                              Three Months      Nine Months
                                             Ended Sept. 30    Ended Sept. 30
                                             --------------    --------------
                                             1997     1996      1997     1996
                                             ----     ----      ----     ----

 1. Net sales                              $102,127  $51,277  $298,261 $166,387

 2. Costs and expenses applicable to sales
    a) Cost of goods sold                    69,440   35,067   203,013  112,387

    b) Selling, general and
       administrative expenses               22,430   10,689    61,865   33,685
                                           --------  -------  -------- --------
         Total costs and expenses
           applicable to sales               91,870   45,756   264,878  146,072


 3. Operating profit                         10,257    5,521    33,383   20,315

 4. Other income (expense)
       Interest, net                            324       21      (169)    (170)
       Other                                    342        3       314       (5)
                                           --------  -------  -------- --------
         Total other income (expense)           666       24       145     (175)
                                           --------  -------  -------- --------
 5. Earnings before taxes                    10,923    5,545    33,528   20,140

 6. Income taxes                              3,785    1,946    11,937    7,063
                                           --------  -------  -------- --------
 7. Net earnings from continuing operations   7,138    3,599    21,591   13,077

 8. Discontinued operations:
       Earnings from operations of the Test
         & Measurement Products Segment,
         net of income taxes                     --      671       258    1,895
       Gain on disposal of discontinued
         business (less income taxes
         of $11,064)                             --       --    11,502       --
                                           --------  -------  -------- --------
 9. Net earnings                           $  7,138  $ 4,270  $ 33,351 $ 14,972
                                           ========  =======  ======== ========
10. Weighted average common and
      equivalent shares outstanding          16,165   16,166    16,127   16,090

11. Earnings per share from continuing
      operations                            $   .44  $   .22   $  1.34  $   .81

12. Dividends declared per share            $ .0525  $   .05   $ .1575  $   .15

Amounts are in thousands except for earnings per share and dividends per share.

See accompanying Notes to Consolidated Financial Statements.

                   TECHNITROL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)
                       (In thousands of dollars)

                                                       Sept. 30,      Sept. 30,
                                                       ---------      ---------
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
Net earnings                                             $33,351        $14,972
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                            9,940          7,103
  Gain on sale of Products Division assets                    --         (1,471)
  Gain on sale of Test & Measurement
   Products Segment                                      (11,502)            --
  Changes in assets and liabilities net of
   effect of discontinued operations:
    Increase in accounts payable and accrued expenses     13,508          2,590
    (Increase) in accounts receivable                    (13,000)        (1,892)
    (Increase) decrease in inventories                   (12,365)         2,860
  Other, net                                              (1,119)          (123)
                                                         -------        -------
      Net cash provided by operating activities           18,813         24,039
                                                         -------        -------

Cash flows from investing activities:
  Proceeds from the sale of discontinued
   operations, net of cash sold and expenses paid         32,393          3,671
  Acquisition of Doduco assets and payment
   of related expenses                                    (8,100)            --
  Acquisition of Netwave assets from Xircom                   --         (1,175)
  Capital expenditures, exclusive of acquired business   (10,991)        (5,420)
  Proceeds from sale of property, plant and equipment        332             12
                                                         -------        -------
      Net cash provided by (used in)
       investing activities                               13,634         (2,912)
                                                         -------        -------
Cash flows from financing activities:
  Dividends paid                                          (2,490)        (2,391)
  Proceeds of long-term borrowings                        12,301             --
  Principal payments of long-term debt                   (18,587)        (8,517)
  Net borrowings of short-term debt                        1,774             --
  Proceeds from exercise of stock options                    300            499
  Purchase of treasury stock                                  --           (344)
  Contributions from minority interest in subsidiary         100            100
                                                         -------        -------
      Net cash (used in) financing activities             (6,602)       (10,653)
                                                         -------        -------

Net effect of exchange rate changes on cash               (2,071)            28

Net increase in cash and cash equivalents                 23,774         10,502

Cash and cash equivalents at beginning of year            43,531         13,894
                                                         -------        -------
Cash and cash equivalents at September 30                $67,305        $24,396
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

     The results for the nine months ended September 30, 1997 have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations for the periods presented and the consolidated balance sheet at September 30, 1997. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to this period. All such adjustments are of a normal recurring nature, except for adjustments related to discontinued operations.

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

     The assets purchased consisted of real property in Pforzheim and Sinsheim, Germany and Madrid, Spain, inventories, fixed assets and intangibles. The liabilities assumed consisted of vacation and bonus payments due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's Metallurgical Products Segment. The fair value of the net assets acquired (after giving effect to all purchase accounting adjustments in 1997) approximated $89.0 million. The purchase price was funded primarily by bank credit provided under a $30.0 million multi-currency temporary acquisition facility which was substantially refinanced with a $40.0 million permanent multi-currency facility.

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

                                                       Nine Months Ended
                                                       September 30, 1996
                                                       ------------------
        Sales                                               $280,759
        Net earnings from continuing operations              $15,217
        Earnings per share from continuing operations          $0.94


     Test & Measurement Products Segment: On June 4, 1997, the Company completed the sale of the companies that formed its Test & Measurement Products Segment to an affiliate of AMETEK, Inc. for approximately $34.0 million in cash and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. Transaction expenses were paid by the Company from the gross proceeds of the sale and are reflected in the net gain realized on the sale. As a result of the foregoing, the Company discontinued its manufacturing and marketing of Test & Measurement products (including force-measurement gauges, rheology test systems and weighing devices) and the Test & Measurement Products Segment is reported as a discontinued operation in these financial statements. The net assets of the Segment consisted primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses. The sales of the Test & Measurement Products Segment were approximately $11.8 million in 1997 prior to the divestiture.

     On February 27, 1996, the Company sold certain assets of its Products Division to an unrelated party. As a result of the sale, the Company discontinued its production and marketing of document counters and dispensers. The divestiture of the Products Division, which was included in the Test & Measurement Products Segment, occurred prior to the Company's decision to divest the entire Segment and financial information for the Products Division had not been separately reported in previous financial
statements.   Accordingly, its operating results and the gain on the sale of that Division were previously included in income from continuing operations. Those items have been reclassified and are now included as a part of the discontinued operations. The earnings from operations of the Test & Measurement Products Segment for the nine months ended September 30, 1996, includes a gain of approximately $699,000 (net of income taxes of approximately $772,000) realized on the disposal of the Products Division.

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(2)   Acquisitions and Divestitures, continued

      The effect of the discontinued operations on earnings per share is as follows:

                                          Three Months Ended  Nine Months Ended
                                              September 30      September 30
                                              ------------      ------------
                                               1997   1996       1997    1996
                                               ----   -----      ----    ----

Earnings per share from continuing operations  $.44   $.22      $1.34    $.81


Discontinued operations:
  Earnings per share from Test &
    Measurement Products Segment, net of tax     --    .04        .02     .12

  Gain per share on disposal of Test &
    Measurement Products Segment, net of tax     --     --        .71      --
                                               ----   ----      -----    ----
Earnings per share                             $.44   $.26      $2.07    $.93
                                               ====   ====      =====    ====


(3)  Inventories

     Inventories consisted of the following (in thousands):

                                          September 30,   December 31,
                                               1997           1996
                                               ----           ----
          Finished goods                     $17,942        $16,513
          Work in process                     12,958         14,641
          Raw materials and supplies          17,909         16,874
                                             -------        -------
                                             $48,809        $48,028
                                             =======        =======

                   TECHNITROL, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

(4)  Shareholders' Equity

     Changes in the components of shareholders' equity were as follows (in thousands, except share amounts):

                                     Common stock and
                                additional paid-in capital
                                --------------------------
                                                        Retained
                                   Shares     Amount    earnings     Other
----------------------------------------------------------------------------
Balance at December 31, 1996    15,974,918   $40,638     $64,339     $1,387
Stock issued (primarily
 options exercised)                112,374       283          --         --
Stock awards, net of forfeitures    43,785     1,058          --      1,058
Compensation under Restricted
 Stock Plan                             --        --          --       (534)
Tax benefit of stock-based
 compensation items                     --     1,065          --         --
Net change in cumulative
 translation adjustment                 --        --          --        483
Net earnings                            --        --      33,351         --
Dividends declared
 (.1575 per share)                      --        --      (2,538)        --
                                ----------   -------     -------     ------
Balance at September 30, 1997   16,131,077   $43,044     $95,152     $2,394
                                ==========   =======     =======     ======

Other components of shareholders' equity include unearned compensation under the Company's Restricted Stock Plan and cumulative translation gains and losses.

(5)  Derivatives and Other Financial Instruments

     At September 30, 1997, the Company did not have any financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)  Subsequent Event

     On October 6, 1997, the Company announced that it would acquire the magnetic components business of Nortel (Northern Telecom) for approximately $23 million in cash, subject to normal adjustments based on net assets at closing. The purchase includes manufacturing facilities in Malaysia and Thailand, and certain design assets in Ontario, Canada. The purchase price is expected to be paid by using cash on-hand and closing is expected by December 1997. Estimated 1997 revenues of the acquired companies are $38 million.

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

     Electronic Components Segment

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

     In late 1997, in furtherance of the Company's strategy of expanding its product offerings in the electronics business so as to be less dependent on local area network component products, the Company agreed to acquire the magnetics business of Northern Telecom, Ltd. ("Nortel"). This business, located in Malaysia and Thailand, manufactures magnetic components used in telecommunication and power devices. As part of this purchase, the Company will also acquire certain design assets and capabilities located in Ottawa, Canada. The Company expects to complete this transaction by December 1997.

     Metallurgical Products Segment

     The Metallurgical Products Segment is a broad-based manufacturer of precious metal electrical contacts, bonded or clad metals and contact-bearing components. These products are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances and various electronic products. This Segment also produces sophisticated electroplating and metal refining services and produces certain components for the automotive industry. Manufacturing takes place in the United States, Puerto Rico, Germany and Spain.

     In late 1996, in furtherance of its strategy of creating significant critical mass in and further geographical penetration of its metallurgical businesses, the Company acquired the assets of Doduco GmbH ("Doduco") which is engaged in the manufacture in Germany and Spain of precious metal contacts, bimetal products and certain contact product modules. These operations were combined with the Company's Advanced Metallurgy, Inc. ("AMI") companies and Chace Precision Metals, Inc. ("Chace") to form the Metallurgical Products Segment. The Company believes that the Metallurgical Products Segment now possesses the critical mass necessary to enable this Segment to capitalize on advantages in the global markets for metallurgical contact, bimetal and related products.

     Discontinued Operations

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

Liquidity and Capital Resources

     In June 1997, the Company completed the sale of its Test & Measurement Products Segment for approximately $34.0 million in cash. The net proceeds of the sale are presently invested in short-term deposit instruments and are included in the cash balance at September 30, 1997, which was approximately $67.3 million. Taxes related to the gain on the sale of the Segment are primarily U.S. income taxes and the majority of those taxes were paid during the third quarter of 1997. The Company expects to fund the acquisition of the magnetic components business of Nortel with cash on hand. The purchase price for that business (excluding transaction costs) will approximate $23.0 million and will be paid at the closing of the transaction, expected to occur by December 1997. Total working capital at September 30, 1997 was $91.6 million.

     Cash flow from operations was $18.8 million for the nine months ended September 30, 1997. The cash flow from operations in 1997 includes the effect of NTI's operating losses. As noted below in "Results of Operations," management is considering various options with respect to NTI and, depending on the option selected, NTI will require additional cash expenditures in future months. Accounts receivable increased by $13.0 million during the year as a result of the record sales level of the Company as a whole and increased accounts receivable at Doduco. The Company did not acquire accounts receivable in Germany as part of the Doduco purchase and the increase in Doduco's accounts receivable, along with other elements of Doduco's working capital requirements, occurred after the acquisition date and into the first part of 1997. (See Note 2 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.) Inventories increased by $12.4 million during the first nine months of 1997 and reflect the Company's response to strong customer demand during that period, as well as the customer-driven shortening of lead times. Accounts payable and accrued expenses increased significantly during the period as a result of the Company's higher sales and profits, increased inventory level and increased working capital at Doduco. These changes in assets and liabilities are net of the effect of discontinued operations.

     Cash provided by investing activities was $13.6 million during the first nine months of 1997. The proceeds of the sale of the Test & Measurement Products Segment were received in early June and, on a year-to-date basis, were partially offset by payments related to the Doduco acquisition and by the Company's investment in capital equipment and facilities. Approximately $8.1 million was used for the purchase of real estate in Germany from the Receiver and for the payment of expenses previously accrued and related to the Doduco acquisition. Although the acquisition of Doduco was completed on October 31, 1996, a portion of the real estate acquired was not transferred until early in 1997 as a result of legal proceedings and documentation that are customary in Germany.

     Capital expenditures totaled approximately $11.0 million during the first nine months of 1997. Further capital expenditures are expected during 1997 for purposes of expanding production capacity and improving the operating efficiency of the Company's two segments. The pending acquisition of the magnetic components business of Nortel will include additional manufacturing and design locations for the Company. Specifically, the Company will obtain manufacturing locations in Sungai Petani, Malaysia and Phuket, Thailand. Design assets in Ottawa, Ontario, Canada will also be purchased. The Company has not experienced any significant liquidity restrictions in any country in which it operates and none are foreseen relative to the Nortel operations to be acquired. However, foreign exchange ceilings imposed by local governments and the lengthy approval process which certain governments require for international cash transfers can potentially delay cash remittances from time to time. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in additional countries where it does not currently have operating facilities.

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

     The Company believes that cash generated by operations and, if necessary, additional borrowings under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     Debt repayments in 1997 totaled $18.6 million through September 30, comprising the majority of the total cash used in financing activities. Those repayments relate to the Company's domestic term debt, domestic revolving credit facility, local debt in Spain (assumed in connection with the acquisition of Doduco) and its multi-currency facility. The borrowings under that facility at September 30, 1997, were exclusively denominated in Deutsche marks. The borrowings are expected to continue to be repaid from the cash flows of Doduco and, since the functional currency of the primary Doduco operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility. The Company borrowed approximately $12.3 million during 1997, primarily under the multi-currency facility. The net borrowings of short-term debt (as shown on the Consolidated Statement of Cash Flows at September 30, 1997) include additional borrowings under the separate line of credit for NTI, as well as payments made on local debt in Spain. Dividends of $2.5 million were paid during the first nine months of 1997. Quarterly dividends are expected to continue to be paid during the foreseeable future.

     During the first nine months of 1997, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the sales of Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. At September 30, 1997, the Deutsche mark was approximately 11% weaker relative to the dollar than at December 31, 1996. A weaker Deutsche mark has the effect of lowering the U.S. dollar - reported amount of sales and profits of Doduco.

     During 1997, a number of currencies (in addition to the Deutsche mark) have depreciated significantly relative to the U.S. dollar. Although the Company has operations in some countries which have experienced devaluations, such as Ireland and the Philippines, the depreciation of those currencies has not had a significant negative impact on the results of operations of the Company. For the most part, the Company's sales originating in those countries, as well as the majority of raw material purchases, are denominated in U.S. dollars while expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies.

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

     The Company received $.3 million from the exercise of stock options during the first nine months of 1997. The options exercised were among those assumed in connection with the acquisition of Pulse and no new options have been granted by the Company.

     New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this Statement. This Statement is not expected to have a material effect on the Company's earnings per share amounts. The new standard is effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company expects to implement these new accounting standards on January 1, 1998, as required. The adoption of these standards will not impact results of operations, financial condition or long-term liquidity. SFAS No. 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Items that are not currently included in the Company's statement of earnings, but which are defined as components of comprehensive income, include translation gains or losses and certain other items which have historically been charged or credited directly to shareholders' equity.
SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

     Revenues

(Amounts in millions)                  Three months ended    Nine months ended
                                         9/30/97  9/30/96    9/30/97   9/30/96
                                       ------------------    -----------------
Electronic Components                       $48.5  $32.9      $132.5  $107.6
Metallurgical Products                       53.6   18.4       165.8    58.8
                                           ------  -----      ------  ------
    Sales from continuing operations       $102.1  $51.3      $298.3  $166.4
                                           ======  =====      ======  ======

     Sales attributable to continuing operations in the third quarter and first nine months of 1997 were $102.1 million and $298.3 million, respectively, increases of 99.0% and 79.3% over the comparable periods of 1996. The increased sales in 1997 are primarily attributable to Doduco, which was acquired by the Company in October 1996, and is part of the Metallurgical Products Segment. In addition to the higher sales of Doduco, the Electronic Products Segment made a significant contribution to the record sales in the quarter and first nine months of 1997.

     Third quarter sales in the Electronic Components Segment were $48.5 million in 1997 compared to $32.9 million in 1996. Sales of this Segment in the first nine months of 1997 were $132.5 million compared to $107.6 million during the first nine months of 1996. These increases of approximately 47.4% and 23.1%, respectively, over the same three- and nine-month periods in 1996 reflect primarily the higher sales at Pulse as well as the initial sales of NTI, the Company's wireless network access products business. During 1997, the sales of Pulse were substantially higher in each consecutive quarter, relative to the preceding quarter. Shipments in the third quarter reached a record level reflecting the higher level of incoming orders during most of the first half of the year. In this Segment, incoming orders began to decline in the third quarter, particularly in the North American LAN market. The backlog at September 30, 1997, fell approximately 19% from the level at the end of the second quarter, and management believes it to be unlikely that the record level of shipments experienced during the third quarter will continue in the fourth quarter, although the decline is not expected to be commensurate with the percentage decline in backlog because of shorter time periods between order entry and delivery.

     NTI commenced operations during the third quarter of 1996. The sales of NTI are not significant in relation to the sales of the Company, and significant sales are not expected from this operating unit until there is further development of the market for wireless local area network products. No one can predict with certainty when this will occur.

     Total sales of the Metallurgical Products Segment, which includes Doduco, were $53.6 million for the third quarter of 1997 compared with $18.4 million for the third quarter of 1996. On a year-to-date basis, sales of the Segment were $165.8 million through September 30, 1997 and $58.8 million at September 30, 1996. As noted above, the sales of Doduco (which account for the large increase in sales of the Segment) are subject to the fluctuating exchange rate between the U.S. dollar and the Deutsche mark. Doduco's sales for the three- and nine-month periods ended September 30, 1997, exceeded management's earlier expectations and reflected the positive impact of efforts to improve customer service with timely deliveries notwithstanding the significant strengthening of the dollar against the Deutsche mark since the beginning of 1997. The integration of the Doduco operations with the previously existing Metallurgical Products Segment of the Company is continuing. A product rationalization plan has been completed by the Segment and will result in the sale, discontinuance or consolidation of certain redundant operations and non-core Doduco product lines. Over a one- to two-year time frame, the initiative may result in revenue decreases for the Segment. Management expects that the resulting revenue decrease (if it occurred all at one time on an immediate basis) will be $10 million or less (at current currency exchange rates) and may be largely offset by sales growth of the continuing products of the Segment.

     Cost of Sales

     During the third quarter of 1997, the Company's gross margin was 32.0%, a slight increase from 31.6% in 1996. On a year-to-date basis, the gross margin was down slightly to 31.9% in 1997 from 32.5% in 1996. While the year-to-date gross margin of the Electronic Components Segment has improved in 1997 relative to the prior year, the acquisition of Doduco and the growth of the Metallurgical Products Segment have lowered the combined gross margin for the Company. The gross margin of the Metallurgical Products Segment is generally lower than either the Electronic Components Segment or the (discontinued) Test & Measurement Products Segment. In the third quarter of 1997, the gross margin of the Metallurgical Products Segment was slightly higher than that experienced in the first quarter, and slightly lower than that experienced in the second quarter. In general, some long-term margin improvement is expected in the Metallurgical Products Segment as the Doduco operations are integrated with the other operations of the Segment and the product rationalization plan is completed. At the same time, however, the industries served by the Segment are characterized by aggressive competition and constant pressure on sales prices resulting from on-going customer cost reduction activities. During the third quarter, certain manufacturing facilities experienced vacation and maintenance shutdowns. These shutdowns, which are routine, nonetheless impact revenue volumes and profit margins during the summer months.

     The favorable cost impact of the relocation of a major portion of the Electronic Components Segment's manufacturing capacity from Taiwan to the Philippines also contributed to higher margins in the third quarter and year-to-date period of 1997. That Segment also benefited from higher volumes and improved manufacturing efficiencies at its production facilities, particularly in China. Management expects that a reduction in gross margin dollars, commensurate with potentially lower sales volume in the Segment, may occur in the fourth quarter of 1997. If the acquisition of Nortel's magnetic components business occurs by December as expected, the fourth quarter will also include some revenue and gross profit contributions from that business. No attempt has been made to quantify this possible contribution.

     Operating Expenses

     Total selling, general and administrative expenses for the quarter ended September 30, 1997, were $22.4 million compared to $10.7 million for 1996. This represents an increase of 109.3%. As a percentage of sales, these costs were 22.0% of sales in the quarter ended September 30, 1997 and 20.8% in the prior year comparable quarter. For the nine months ended September 30, 1997 and 1996, total selling, general and administrative expenses were $61.9 million and $33.7 million, respectively. The increase noted when comparing the third quarter of 1997 to the third quarter of 1996 is more significant than the increase of 83.7% on a year-to-date basis. While the effect of Doduco is primarily responsible for the year-over-year increase in both periods, the significant costs associated with restructuring certain Far East operations of the Electronic Components Segment were included in the 1996 results prior to beginning the third quarter of that year. That Segment's 1996 operating profits were negatively impacted by approximately $2.0 million of costs related to the shift of production capacity from Taiwan to the Philippines. During 1997, administrative costs also reflect the higher spending required to support the higher level of sales and increased complexity of the Company. During the third quarter of 1997, substantial tax and related consulting costs, as well as significant travel expenses related to business development opportunities and the investigation of capacity expansion options in various countries, contributed to higher operating expenses in the Electronic Components Segment.

     Operating expenses attributable to NTI have increased at a rate substantially higher than revenue growth of that business. Management is currently focusing significant attention on NTI, and while the market opportunity continues to appear attractive, the time frame, effort and investment required to achieve acceptable returns will exceed original expectations. Several options are being considered, none of which are expected to materially affect the consolidated results of operations of the Company when implemented.

     For the quarter ended September 30, 1997, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $2.9 million for the Electronic Components Segment and $1.3 million for the Metallurgical Products Segment. For the year-to-date period ended September 30, 1997, RD&E expenses were $7.8 million and $4.4 million in the Electronic Components Segment and the Metallurgical Products Segment, respectively. These amounts include expenditures for new product development and for product and process improvement. RD&E expenses have increased in 1997 relative to 1996, and further increases are likely to occur, particularly in the Electronic Components Segment, as the importance of new product development is recognized throughout the Company.

     Operating Profit

     The operating profit for the Electronic Components Segment and the Metallurgical Products Segment is shown below. These amounts reflect certain allocations of corporate expenses and are subject to adjustment in connection with the preparation of audited annual financial statements for 1997.

(Amounts in millions)               Three months ended    Nine months ended
                                     9/30/97   9/30/96    9/30/97   9/30/96
                                    ------------------    -----------------
Electronic Components                   $7.2     $4.6      $23.3     $16.7
Metallurgical Products                   3.1       .9       10.0       3.6
                                       -----     ----      -----     -----
  Operating profit from
    continuing operations              $10.3     $5.5      $33.3     $20.3
                                       =====     ====      =====     =====


     Interest

     Net interest income was approximately $0.3 million during the third quarter of 1997, compared with an amount less than $.1 million during the third quarter of 1996. For the nine months ended September 30, 1997, net interest expense was $0.2 million, approximately the same as during the first nine months of 1996. Additional borrowings were made late in 1996 in connection with the acquisition of Doduco. Initially, these additional borrowings caused the net interest charge to increase for the Company during 1997. However, as a result of the cash received from the sale of the Test & Measurement Products Segment on June 4, 1997, the Company has a much higher level of funds invested and the earnings on those short-term deposit instruments has had the effect of reducing net interest expense. The rate on the term debt balance of $6.5 million at September 30, 1997, is fixed at 6.65%; however, the majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with the Company's credit facilities move higher during subsequent quarters. The Company may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, the Company has not used any such instruments thus far. After the completion of the acquisition of Nortel's magnetic components business and the payment of the purchase price, the Company's invested cash reserves and related interest earnings will decrease.

     Income Taxes

     The effective income tax rate for continuing operations during the third quarter of 1997 was 34.7%, a slight decrease from the effective rate of 35.1% during the comparable prior year period. For the nine months ended September 30, 1997, the Company's effective income tax rate for continuing operations was 35.6%, compared to 35.1% in the prior year period. The increase in the Company's effective tax rate for the nine months ended September 30, 1997 reflects the additional taxable income of Doduco, which has operations in relatively high-rate jurisdictions, particularly Germany. The increase during 1997 has been somewhat less pronounced than expected, however, as a result of higher earnings in various tax-free and low-tax jurisdictions in which the Electronic Components Segment operates. Earnings in those locations contributed to the lower effective tax rate for the Company as a whole during the third quarter of 1997.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                     NONE

ITEM 2    CHANGES IN SECURITIES                                 NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                       NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   NONE

ITEM 5    OTHER INFORMATION                                     NONE

          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               The Exhibit Index is on page 17

          (b) Reports on Form 8-K                               NONE

                             EXHIBIT INDEX

DOCUMENT

 3. (i)  Articles of Incorporation   Incorporated by reference to Form 10-Q for
                                     the quarter ended June 30, 1997

    (ii) By-laws                     Incorporated by reference to Form 10-K for
                                     the year ended December 31, 1995

 4. Instruments defining rights of   Incorporated by reference from Form 10-K
    security holders                 for the year ended December 31, 1995 and
                                     from Exhibit 4 of Form 8-K dated
                                     August 30, 1996

11. Statement re computation of per
    share earnings                   Page 18

27. Financial Data Schedule          Electronic Filing Only

EXHIBIT (11) COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                             1997        1996        1997         1996
                                         -----------------------  ------------------------
Net earnings from continuing operations  $ 7,138,000  $3,599,000  $21,591,000  $13,077,000
Primary earnings per share:

Weighted average number of common
  shares outstanding                      16,115,000  16,024,000   16,079,000   15,950,000

  Add: Shares arising from the
    assumed exercise of stock
    options (as determined under the
    Treasury Stock Method)                    50,000     142,000       48,000      140,000

  Weighted average of common and
    equivalent shares                     16,165,000  16,166,000   16,127,000   16,090,000


    Primary earnings per share from
      continuing operations              $       .44  $      .22  $      1.34  $       .81
                                         ===========  ==========  ===========  ===========

Fully diluted earnings per share (1):

    Weighted average of common and
      equivalent shares outstanding
      (as determined for the Primary
      earnings per share calculation
      above)                              16,165,000  16,166,000   16,127,000   16,090,000

    Add: Additional shares arising
      from the conversion of stock
      options or other securities (as
      determined for purposes of
      calculating full dilution)                  --          --           --           --
                                         -----------  ----------  -----------  -----------
  Weighted average of common and
    equivalent shares                     16,165,000  16,166,000   16,127,000   16,090,000
                                         ===========  ==========  ===========  ===========
Fully diluted earnings per share         $       .44  $      .22  $      1.34  $       .81
                                         ===========  ==========  ===========  ===========


     1996 share amounts have been restated to reflect a two-for-one stock split on February 28, 1997.

(1) This calculation is submitted in accordance with the Securities Act of 1933 Release No. 5,133, although it is not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TECHNITROL, INC.
                                      -------------------------------------
                                                (Registrant)



       November 5, 1997               /s/Albert Thorp, III
----------------------------------    -------------------------------------
            (Date)                    Albert Thorp, III
                                      Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


       November 5, 1997               /s/Drew A. Moyer
----------------------------------    -------------------------------------
            (Date)                    Drew A. Moyer
                                      Corporate Controller and Secretary
                                        (Principal Accounting Officer)