Form 10-K
period 1997-12-31
TECHNITROL INC
filed 1998-03-23
CIK 96763

UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________

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

The aggregate market value of voting stock held by non-affiliates as of February 24, 1998 is $581,871,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 1998.

                                             Number of shares outstanding
Title of each class                                  February 24, 1998
-------------------                                  -----------------
   Common stock                                          16,135,074
par value $.125 per share

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
DOCUMENT                                                  REFERENCE
------------------------------------------------          -------------------
The Registrant's definitive Proxy Statement, dated        Part III
March 27, 1998, to be used in connection with             Page 21 of 48 pages
Registrant's 1998 Annual Meeting of Shareholders

                                    PART I

ITEM 1  BUSINESS

Business Segment Information

     Technitrol, Inc. and its consolidated subsidiaries (collectively the "Company") segments its business into two areas: Electronic Components and Metallurgical Components (previously, Metallurgical Products). Management has chosen to organize the Company based on the products and services provided by each Segment. Each Segment is managed by a Segment president who reports to the Chief Executive Officer of the Company. There are no additional operating Segments which have been aggregated for presentation in this Report. Prior to June 4, 1997, the Company had a third business Segment, the Test & Measurement Products Segment. The Company sold its Test & Measurement Products Segment following an exhaustive evaluation process resulting in the decision to focus its resources on its core businesses in the Electronic Components and Metallurgical Components Segments. Prior to its divestiture, the Test & Measurement Products Segment manufactured a comprehensive range of material testing systems, force measurement products and weighing devices. The remaining two business Segments are described in further detail below.

     The Electronic Components Segment (the "ECS") designs, manufactures and markets electronic components and modules primarily for manufacturers of local area network ("LAN") equipment and telecommunications systems. The ECS includes the worldwide operations of Pulse Engineering, Inc. ("Pulse"). Pulse was acquired by the Company on September 29, 1995, and significantly increased the size of this Segment. Subsequent to the acquisition of Pulse, the existing operations of the ECS (previously known as the Fil-Mag Group and Technitrol's Components Division) were combined with Pulse to form a unified business throughout the world. On November 30, 1997, the Company acquired the magnetic components business of Nortel (Northern Telecom, Ltd.), including manufacturing plants in Malaysia and Thailand and a design engineering group in Canada. This business is being integrated into the operations of Pulse, further increasing the size of the ECS. During 1997, the ECS also included Netwave Technologies, Inc. ("Netwave"), a business developing wireless LAN solutions. Netwave was a majority-owned subsidiary which began operations on August 30, 1996 when Netwave acquired all of the wireless LAN business assets of Xircom, Inc. On December 31, 1997, the Company sold a majority of its ownership interest in Netwave and retained a 19% interest.

     The Metallurgical Components Segment (the "MCS") manufactures electrical contacts and assemblies, contact materials, thermostatic bimetals, clad metal products and precision contact sub-assemblies for a wide range of industrial and consumer product manufacturers. The MCS operates its business globally under the new name AMI Doduco. Prior to the adoption of this name in early 1998, the MCS operated principally under the names of Advanced Metallurgy, Inc., Chace Precision Metals, Inc. and Doduco GmbH. Doduco GmbH was acquired in late 1996 and significantly increased the size of the MCS.

     The Company's products are sold to customers through its two Segments described above. All revenues are generally recognized when products are shipped. The majority of the Company's sales are subject to credit terms prevalent in the industries it serves. Receivables are provided for or written off when an account is considered to be doubtful of collection. Management believes there are no significant concentrations of credit risk related to its accounts receivable. Depending on its level of cash reserves, the Company may maintain significant cash investments at certain financial institutions.

Business Segment Financial Information (in thousands)

                                         1997          1996          1995
                                       --------     ---------      --------
Net sales from continuing operations
  Electronic Components                $179,772      $142,791     $  68,358
  Metallurgical Components              217,295       100,521        75,304
                                       --------     ---------      --------
    Total                              $397,067      $243,312      $143,662
                                       ========     =========      ========

Operating profit before income taxes
  Electronic Components                $ 30,865      $ 22,536      $ 10,698
  Metallurgical Components               14,888         4,983         1,846
                                       --------     ---------      --------
      Total operating profit           $ 45,753      $ 27,519      $ 12,544

  Items not used in determining the
   measure of Segment profit used by
   management(1)                          1,011          (316)       (1,133)
                                       --------     ---------      --------
  Earnings from continuing operations
   before income taxes                 $ 46,764      $ 27,203      $ 11,411
                                       ========     =========      ========

Assets at end of year
  Electronic Components                $115,467      $ 77,017      $ 77,631
  Metallurgical Components               83,023        78,327        34,761
                                       --------     ---------      --------
    Segment assets                     $198,490      $155,344      $112,392

  Assets of discontinued operations          --        12,307        14,253
  Corporate assets and assets not
   included in the measure of Segment
   assets used by management(2)          56,844        50,696        18,295
                                       --------     ---------      --------
      Total                            $255,334      $218,347      $144,940
                                       ========     =========      ========

Capital expenditures
  Electronic Components                $ 11,888(3)   $  5,568(3)   $ 23,953(3)
  Metallurgical Components                5,928        12,664(4)      2,248
  Discontinued operations                   322           710           846
                                       --------     ---------      --------
      Total                            $ 18,138      $ 18,942      $ 27,047
                                       ========     =========      ========

Depreciation and amortization
  Electronic Components                $  7,195      $  5,384      $  2,430
  Metallurgical Components                5,668         3,160         3,149
  Discontinued operations                   284           579           666
                                       --------     ---------      --------
      Total                            $ 13,147      $  9,123      $  6,245
                                       ========     =========      ========


(1) Items include interest income, interest expense and other non-operating items as disclosed in the Company's Consolidated Statements of Earnings.
(2) Corporate assets are principally cash and cash equivalents. Assets excluded from the measurement of Segment assets used by management are primarily net deferred tax assets.
(3) Includes property, plant and equipment acquired as part of the acquisitions of the magnetic components business of Nortel, Netwave and Pulse Engineering, Inc. in 1997, 1996 and 1995, respectively. See Note 2 of Notes to Consolidated Financial Statements.
(4) Includes property, plant and equipment acquired as part of the acquisition of Doduco GmbH. See Note 2 of Notes to Consolidated Financial Statements.

     No significant intercompany revenue is realized by either business Segment. Interest income and expense are not included in the measure of Segment profit reviewed by management. Income taxes are also not included in the measure of Segment operating profit reviewed by management; however, pro forma income tax expense amounts are allocated to operating profits for the determination of certain performance measurement statistics such as return on employed capital and economic value added. The following disclosure of pro forma income tax expense amounts for each Segment is based on simplified assumptions and includes allocations of corporate tax items. Such allocations are based on the proportionate share of total tax expense for each Segment, obtained by multiplying the respective Segment's operating profit by the estimated effective tax rate for the year. The allocated tax expense amounts for the ECS were (in thousands) $10,022, $6,874 and $3,419 in 1997, 1996 and 1995, respectively. For the MCS, they were (in thousands) $7,656, $2,191 and $641 in 1997, 1996 and 1995, respectively.

     In 1997 and 1996, no customer accounted for more than 10% of the Company's consolidated sales. In 1995, one customer accounted for slightly more than 10% of consolidated sales. The customer is a Fortune 150 entity principally doing business with the MCS. Sales to the Company's ten largest customers accounted for 24% of sales in 1997, 41% of sales in 1996 and 47% of sales in 1995.

Geographic Information

     There has been no concentration of sales to any particular domestic or international geographic area. The Company's products are sold domestically and into many countries throughout the world. The following table includes the sales to customers attributed to the United States and other countries for which such sales are individually significant. Sales to countries which are not individually significant are aggregated into regions. Sales to customers are attributed to the country to which the sales invoice is addressed. In most cases, that country also represents the location to which the Company's product is shipped. (Amounts are in thousands.)

                                           1997         1996          1995
                                        --------     --------      --------
Sales to customers in:
United States                           $177,701     $155,450      $110,104
European countries other than Germany     97,122       39,834        13,109
Germany                                   76,026       16,897         2,481
Asia                                      33,375       17,052        10,575
Other countries in North America           9,945       11,139         5,169
Other                                      2,898        2,940         2,224
                                        --------     --------      --------
      Total                             $397,067     $243,312      $143,662
                                        ========     ========      ========

     The following table includes net property, plant and equipment (representing all relevant long-lived assets of the Company) which are located in the United States and other countries in which such assets are individually significant. Net property, plant and equipment in countries which are not individually significant are aggregated into regions. (Amounts are in thousands.)

                                           1997         1996          1995
                                         -------      -------       -------
Net property, plant and equipment
 located in:
United States                            $18,476      $18,929       $20,652
Germany                                   12,608        9,640            --
Asian countries other than China          11,818        6,983         6,723
China                                     11,320       11,496        11,448
Other countries in Europe                  5,276        4,579         3,935
Other                                        165           --            --
Assets of discontinued operations             --        2,511         2,370
                                         -------      -------       -------
      Total                              $59,663      $54,138       $45,128
                                         =======      =======       =======

Global Activities

     As a diversified global enterprise engaged in manufacturing activities, many of which are located in developing countries in the Asia Pacific region, certain risks are inherent in the Company's businesses. One such risk pertains to its operations in developing countries. A significant portion of the ECS's manufacturing is performed in the People's Republic of China (the "PRC") and the Philippines. Although the PRC is one of the world's fastest growing economies, its potential economic, political and labor developments provide a number of uncertainties and risks. While the current PRC and Philippine governments have been quite receptive to foreign investment for manufacturing, there are no assurances that these receptive policies will continue and, if they do not continue, that they will not be replaced by economic, tax and/or labor policies less favorable to a foreign manufacturing presence than are the current policies. If the government of the PRC or the Philippines (or any other country in which the Company has significant operations) should adopt economic, legal, or trading policies harmful to private industry or foreign investment, or, if a country should take any other action that would jeopardize the value of foreign investments, it could have a material adverse effect on the Company.

     In addition to the PRC and the Philippines, the Company has manufacturing operations in Malaysia, Thailand and, to a lesser extent, Taiwan. During the latter part of 1997, countries in this region of Asia experienced significant economic difficulty and dramatic currency devaluations. For various reasons, the most significant of which are discussed within Management's Discussion and Analysis in Item 7 of Part II of this Report, the economic difficulty and currency devaluations did not have a negative impact on the Company during 1997. Management continues to monitor the business conditions in Asia and in other areas in which the Company operates; however, the inherent unpredictability of economic forces and government policies in each country may cause future operating conditions to be different from those that have been experienced by the Company in recent years.

Sales and Marketing

     Sales and marketing are accomplished by sales management, district managers, direct salesmen, representatives and agents. Within the ECS, products are sold primarily by the Segment's direct field sales force to customers in the computer, local area network (LAN) and telecommunication markets. The field sales personnel are technically trained and actively involved in product development and customer applications. Customers of the MCS, which include manufacturers of circuit protection, power control and power distribution equipment, purchase the Company's products primarily through this Segment's direct sales employees.

Competition

     The businesses of the Company are highly competitive, and with respect to each of its Segment's products, it faces competition from numerous firms. For most of the Company's products, the markets are international in nature and its competition is worldwide.

Backlog

     As of December 31, 1997, the Company's backlog of orders was $76.9 million compared to $84.8 million at the end of 1996. The backlog at December 31, 1996, included orders of the Test & Measurement Products Segment which was sold during 1997. Substantially all of the current backlog is scheduled for shipment during the first six months of 1998. The Company believes that backlog levels have become less reliable indicators of future business volume as customer order patterns have changed and lead times have been reduced significantly in both business Segments. Most orders are subject to cancellation upon payment of normal cancellation charges. Normal delivery time for the Company's products varies depending on the Segment, but is generally less than thirteen weeks. No material portion of the Company's business is seasonal in nature.

Raw Materials

     None of the Company's Segments is dependent upon any particular source of supply. However, there are relatively few suppliers of the ferrite materials used in electronic components, powder metals used in electrical contacts, and the specialty steel used in metal laminates. The Company has not encountered any significant difficulties in obtaining adequate supplies of these raw materials for manufacture of its products. The MCS engages in a business that utilizes silver and other precious metals as raw material components. These materials have historically been readily available. However, early in 1998, the demand for silver increased significantly and the market price of silver and the associated financing costs also increased. While the terms of sale within the MCS provide for sales prices to reflect the current market value of silver, the degree to which financing and other associated costs can be recovered from customers is less certain. The Company has thus far been successful in managing the costs associated with its precious metals. If the terms and conditions under which the Company obtains silver or other precious metals change significantly in a short period of time, and the Company is unable to recover costs through increased sales prices for its products, it could have a negative impact on the future operating results of the Company.

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

Environment

     Expenditures required for the Company to meet or exceed Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are charged to earnings or capitalized, as appropriate, when incurred and are not expected to have any material effect on planned capital expenditures, earnings or the Company's competitive position.

     The Company is involved in several matters relating to superfund sites, none of which belong to the Company. The Company's involvement has generally arisen from the alleged disposal at these sites by licensed waste haulers of very small amounts of waste material many years ago. The Company has established reserves which it believes to be sufficient to cover the aggregate amount of the ultimate liability, if any, which the Company believes to be reasonably probable at this time. Such reserves are not material to the Company's current financial position.

Employees

     Certain operations of the Company, particularly in the Asia Pacific region, are labor intensive. At December 31, 1997, the Company had approximately 14,400 full time employees compared with 11,200 at the end of 1996. The total number of employees at the end of 1996 included employees of the Test & Measurement Products Segment. The number of persons employed by that Segment was not significant to the total employment of the Company.

Energy

     The Company did not experience any curtailment of supplies of electricity, gas or oil in 1997, and does not expect any curtailment in 1998. Certain developing countries in which the ECS operates may experience short interruptions of electrical service or other utilities from time to time. The Company's facilities in those countries generally maintain independent power supply back-up through the use of generators. As a result of back-up procedures and other factors, power interruptions in foreign countries have not had and are not expected to have a material effect on the Company's results of operations.

Products

     Within each Segment, the primary products sold are similar in design, material content, production process, application and customer base. Each Segment is continually changing its individual product offerings in response to customer needs and changes within the markets served. Further delineation of its product lines is not meaningful in gaining an understanding of the Company's business risks and opportunities. The ECS primarily produces magnetic-based electronic components and modules for use in local area networking, telecommunications and power-conversion applications. The MCS's main product offerings are electrical contacts, contact materials, thermostatic bimetals, precision contact subassemblies and thermostatic clad metal products.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Outlook:  Issues and Uncertainties

     The Company does not provide forecasts of future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating the Company's prospects for the future.

Rapid Technological Changes

     The industry in which the ECS operates is characterized by rapid change, consolidation, uncertainty and constant new and emerging technologies. Generally, product life cycles are short. The acceleration of change in recent years due to the Internet, on-line services and expansion of networking makes it necessary for the ECS to maintain a strong engineering and development program to avoid product obsolescence and continue to succeed. Accordingly, engineering and development expenses are expected to increase and there are no assurances that the Company's efforts in these areas will continue to be successful.

Market Growth Rate for ECS Products

     The growth rate for the market into which ECS sells its products (LAN, telecommunication devices and power-conversion products) changes rapidly. It is difficult to accurately access worldwide demand for upgrades or replacement of networks or the pace at which telecommunication infrastructure will progress throughout the world. The markets may counterbalance one another in terms of growth or they may, at times, move in the same direction. All of this will impact, positively or negatively, ECS growth.

Housing, Construction and Auto Sales

     The growth rates of housing, construction, appliance and auto sales, which are highly cyclical in the United States and Europe, will impact the revenue growth of the MCS.

Prices

     Future prices which the Company can obtain for its products may decrease from historical levels, depending on competition and other factors.

Costs of Sales

     Cost of sales as a percentage of sales is different for each Segment and, within each Segment, may vary based on product mix and method of distribution. Mix factors may increase costs of sales as a percentage of sales in the future.

Raw Materials

     If the Company is unable to obtain sufficient quantities of raw materials, including precious metals used by the MCS, or if the cost of those materials increases significantly and is not offset by higher sales prices for the Company's products, future operating results of the Company could differ materially from management's expectations. Please refer to the discussion of raw materials in Item 1 of Part I of this Report.

Integration of Acquisitions

     The Company completed the acquisition of Doduco GmbH in October 1996 and the magnetic components business of Northern Telecom, Ltd. in November 1997. The degree of success of these acquisitions depends on the Company's ability to successfully integrate the acquired operations into its existing Segments and to identify and take advantage of cost reduction opportunities and further penetrate the market for the products acquired. Integration of acquisitions may take longer than expected and may never be achieved to the extent anticipated, resulting in growth which may be less than anticipated or manufacturing costs which are higher than anticipated. In addition, the timing, price, structure and success of all acquisitions are inherently uncertain and unpredictable.

Global Activities

     The Company is a multi-national enterprise and as such certain risks related to its operations in developing countries are inherent to the Company's business. Please refer to the discussion of global activities in
Item 1 of Part I of this Report.

Other Factors

     In addition to the factors discussed above, other factors which could materially affect actual results are: business conditions and the degree of optimism affecting the economy generally; competitive factors such as rival manufacturers seeking increased market share based on price; manufacturing efficiencies and capacity; the risk of obsolescence due to shifts in market demand; year 2000 problems related to the computer systems of the Company, its suppliers or customers (see management's Discussion and Analysis in Item 7 of Part II of this Report); and the timing of customer hardware and software introductions.

     The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success, but future events, costs, margins, product mix and profits are all influenced by inherently unpredictable factors such as those discussed above.

ITEM 2  PROPERTIES

     The following properties were owned or leased by the Company at December 31, 1997. Except for the corporate headquarters in Trevose, PA, all properties are used exclusively in one Segment, as identified. Certain small locations of the Company, such as regional sales offices, have been excluded from this listing.

                            Approx.    Owned/    Lease     % Used
  Location              Square  Ft.    Leased   Ending   for Mfg.   Comments
  --------              -----------    ------   ------   --------   ------------------------
Trevose, PA                   6,000    Leased     2001          0   Corporate headquarters

  Electronic Components
  ----------------------
Dongguan, People's
  Republic of China         215,000    Leased     2006         95
Bristol, PA                  12,000    Leased     2002          0
Tuam, Ireland                60,000     Owned                  35
Kaohsiung, Taiwan            45,000     Owned                  10   Building is owned; land is
                                                                      leased through 2003
Cavite, Philippines          59,000     Owned                  75   Buildings are owned; land
                                                                      is leased through 2007
San Diego, CA                68,000     Owned                   0   Includes 18,000 sq. feet of
                                                                      office space leased
                                                                      through 1999
Greensboro, MD               20,000     Owned                  95
Hong Kong                     6,000    Leased     1999          0
Sungai Petani, Malaysia      76,000     Owned                  60   Building is owned; land is
                                                                      leased through 2037
Phuket, Thailand             25,000     Owned                  75

  Metallurgical Components
  ------------------------
Pforzheim, Germany          490,000     Owned                  65
Reidsville, NC              250,000     Owned                  70
Sinsheim, Germany           222,000     Owned                  55
Export, PA                  115,000    Leased     2001         80
Cedar Knolls, NJ             48,000     Owned                  65
Luquillo, P.R.               32,000     Owned                  80
Madrid, Spain                32,000     Owned                  90
Delmont, PA                  30,000     Owned                  90
McKeesport, PA               23,000    Leased     2004        100
Huchenfeld, Germany          16,000    Leased     1998        100
Lancaster, PA                15,000    Leased     1998         85
Luquillo, P.R.               12,000    Leased     1998         40

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                   PART II

ITEM 5  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

     Technitrol, Inc.'s common stock commenced trading on the New York Stock Exchange on November 4, 1996, and previously was traded on the American Stock Exchange. The following table reflects the high and low sales prices on the relevant Exchange and the dividends paid to shareholders in each quarterly period during Technitrol's last two fiscal years. The amounts have been adjusted to reflect the two-for-one stock split effective on February 28, 1997.

QUARTER                      1ST       2ND       3RD       4TH
-------------------        ------    ------    ------    ------
1997 HIGH                  $24.94    $28.88    $41.00    $43.13
1997 LOW                   $17.13    $17.88    $27.00    $28.50
1997 DIVIDENDS PAID        $.0500    $.0525    $.0525    $.0525

1996 HIGH                  $14.56    $21.88    $20.81    $20.31
1996 LOW                   $ 9.56    $13.56    $12.50    $13.69
1996 DIVIDENDS PAID        $.0500    $.0500    $.0500    $.0500


     As of January 9, 1998, there were approximately 900 holders of record of Technitrol, Inc.'s common stock (par value $.125 per share), its only class of stock outstanding.

ITEM 6  SELECTED FINANCIAL DATA (in thousands, except per share data)

                            1997(a)   1996(a)   1995(a)   1994(a)     1993
                           --------  --------  --------  --------   -------
Net sales(b)               $397,067  $243,312  $143,662  $117,707    $73,310

Net earnings(b)            $ 29,086  $ 18,138  $  7,351  $  5,180    $ 2,441(c)
  Earnings per share(b):
    Basic                  $   1.81  $   1.14  $    .57  $    .43    $   .20(c)
    Diluted                $   1.80  $   1.13  $    .56  $    .43    $   .20(c)

Total assets               $255,334  $218,347  $144,940  $ 84,755    $58,572

Total long-term debt       $ 32,957  $ 41,701  $ 17,125  $ 15,146    $ 5,167

Shareholders' equity       $142,375  $103,590  $ 84,761  $ 45,757    $40,294

  Net worth per share      $   8.82  $   6.48  $   5.41  $   3.80    $  3.37

Working capital            $ 82,779  $ 74,787  $ 43,242  $ 32,676    $24,056

  Current ratio            2.1 to 1  2.1 to 1  2.1 to 1  2.5 to 1   2.8 to 1

Number of shares outstanding:

  Weighted average,
    including common
    stock equivalents        16,137    16,096    13,076    12,030     11,978

  Year end                   16,135    15,975    15,672    12,042     11,972

Dividends declared
 per share                  $  .210   $  .200   $  .198   $  .188    $  .187

Price range per share:
  High                      $ 43.13   $ 21.88   $ 11.88   $  8.00    $  5.06
  Low                       $ 17.13   $  9.56   $  6.63   $  4.94    $  3.79

(a) The Company acquired the magnetic components business of Nortel in 1997, Doduco GmbH in 1996, Pulse Engineering, Inc. in 1995 and the Fil-Mag Group in 1994. See Note 2 to Consolidated Financial Statements.
(b) Amounts reflect continuing operations. See Note 2 to Consolidated Financial Statements.
(c) Excludes cumulative effect of a change in accounting for income taxes.

     Information relating to shares outstanding and per share amounts has been restated to reflect the two-for-one stock split effective February 28, 1997 and the three-for-one stock split effective September 18, 1994.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Technitrol, Inc. ("Technitrol" or the "Company") is a global manufacturer of electronic and metallurgical components. The Company's businesses are broadly operated in two business Segments.

     Electronic Components Segment ("ECS")

     The Electronic Components Segment provides a broad array of magnetics-based components, miniature chip inductors and modules for use primarily in local area network, telecommunication and power-conversion products. Manufacturing occurs in the United States, Ireland, Malaysia, Taiwan, Thailand, the Philippines and the People's Republic of China.

     In 1993, the Company adopted a strategy of expanding its electronic components business by acquiring companies serving markets that the Company believes offer significant growth opportunities. In 1994, the Company acquired the Fil-Mag companies with manufacturing capabilities in Taiwan and the Philippines. In late 1995, the Company acquired Pulse Engineering, Inc. ("Pulse") with manufacturing capabilities in Ireland and China. In 1996, these businesses, together with the Components Division of the Company, were combined under the Pulse name within the ECS. In late 1997, the Company acquired the magnetic components business of Northern Telecom Ltd. ("Nortel"). That business, which became part of Pulse, includes manufacturing facilities in Malaysia and Thailand and a design engineering group in Canada. The Company believes that these acquisitions have positioned the ECS as a global market leader in the development and sale of components for local area network, telecommunication and power-conversion products.

     In 1996, the Company acquired a majority equity interest in Netwave Technologies, Inc. ("Netwave") which was organized in 1996 to acquire the assets of the wireless local area network products business formerly conducted by Xircom, Inc. The Company made a capital contribution to Netwave of cash and assets. On December 31, 1997, the Company sold a significant portion of its ownership interest back to Netwave, while retaining a 19% interest. The Company concluded that Netwave, while continuing to represent an attractive long-term opportunity, required more time and capital than that which was appropriate for the Company to provide in light of its focus on building the value of its core businesses.

     Metallurgical Components Segment ("MCS")

     The Metallurgical Components Segment is a broad-based manufacturer of precious metal electrical contacts, bonded or clad metals and contact assemblies. These electrical components are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances, automotive and various electrical products. This Segment also engages in sophisticated electroplating and metal refining services. Manufacturing takes place in the United States, Puerto Rico, Germany and Spain.

     In late 1996, in furtherance of its strategy of creating critical mass in and further geographical penetration of its metallurgical businesses, the Company acquired the assets of Doduco GmbH ("Doduco"), which is engaged in the manufacture in Germany and Spain of precious metal contacts, bimetal products and certain contact assemblies. These operations were combined with the Company's metallurgical component operations within the MCS and now operate globally under the name AMI Doduco. The Company believes that the MCS now possesses the critical mass necessary to enable this Segment to capitalize on advantages in the global markets for metallurgical contacts, bimetals and related products.

     In 1997, the MCS began a product rationalization effort in which it identified products which did not fit into its core businesses. These product lines will be sold or discontinued. In addition, in 1997, the MCS formed global teams to examine and pursue the synergies made available to the MCS by virtue of its global position (i.e., technology, information systems, manufacturing, purchasing and selling). Management expects these efforts to continue through 1998.

     Discontinued Operations

     During the first quarter of 1996, the Company sold the assets of its Products Division (part of the Test & Measurement Products Segment) which manufactured currency counters and dispensers. In June 1997, the Company completed the sale of the remainder of its Test & Measurement Products Segment, which previously manufactured and sold material testing systems, force measurement products and weighing devices. The Company concluded that these businesses did not fit within its core competencies nor did they offer opportunities to create significant shareholder value. The Test & Measurement Products Segment is reported as discontinued operations in the accompanying financial statements.

     In management's opinion, the investments, divestiture and strategies described above have positioned the Company for future growth and the creation of additional shareholder value.

     This Management Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the Company's results of operations, financial condition and other operational matters. Words or phrases denoting the anticipated results of future events -- such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty -- are intended to identify such forward-looking statements. Actual results may differ materially: (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified in the section captioned "Commitments and Contingencies" in Note 8 of the Notes to Consolidated Financial Statements and those factors set forth elsewhere in this Report under the caption "Business - Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995"; (2) as a result of factors over which the Company has little or no control, including the strength of domestic and foreign economies, market growth, competition and certain cost increases; or (3) if the factors on which the Company's expectations are based do not prove to be correct. The data herein are published solely for the information of the Company's shareholders. No statement in this Report is made for the purpose of inducing the purchase or sale of any security issued by the Company.

Liquidity and Capital Resources

     In June 1997, the Company completed the sale of its Test & Measurement Products Segment for approximately $34.0 million in cash. Taxes related to the gain on the sale of the Segment were primarily U.S. income taxes and the majority of those taxes were paid during the third quarter of 1997. The net proceeds of the sale were invested in short-term deposit instruments when received, and approximately $22.5 million of these proceeds were then used in early December 1997 to purchase the magnetic components business of Nortel. (See Note 2 of Notes to Consolidated Financial Statements.)

     Total working capital at December 31, 1997, was $82.8 million, an increase of $8.0 million from the working capital of $74.8 million at December 31, 1996. Worldwide, cash on-hand at December 31, 1997, was $48.8 million.

Cash Flows from Operating Activities

     Cash flow from operations was $23.7 million for the year ended December 31, 1997. This includes the effect of Netwave's operating losses. As noted below in "Results of Operations," the Company reduced its ownership interest in Netwave from 80% to 19% on December 31, 1997. The operations of Netwave will not have a significant impact on the Company's consolidated cash flows in 1998. Accounts receivable increased by $15.4 million during 1997 as a result of the record sales level of the Company as a whole and increased accounts receivable at the newly acquired European operations of AMI Doduco. The Company did not acquire accounts receivable in Germany as part of the Doduco purchase, and the increase in accounts receivable, along with other elements of Doduco's working capital requirements, occurred into the first part of 1997. (See Note 2 of Notes to Consolidated Financial Statements.)
Inventories increased by $12.3 million during the year and reflect strong customer demand, as well as the customer-driven reduction in lead times and continued push to just-in-time delivery. Accounts payable and accrued expenses increased significantly in 1997 as a result of the Company's higher sales and profits, increased inventory level, higher income taxes payable and increased working capital requirements at AMI Doduco's European operations. These changes in assets and liabilities are net of the effect of discontinued operations and do not reflect the acquisition of the magnetic components business of Nortel.

Cash Flows from Investing Activities

     Cash used by investing activities was $6.9 million during 1997. The proceeds of the sale of the Test & Measurement Products Segment were received in early June and, for the total year, were offset by payments related to the Doduco acquisition, the acquisition of the magnetic components business of Nortel and by the Company's investment in capital equipment and facilities. Approximately $8.1 million was used for the purchase of Doduco real estate and for the payment of acquisition expenses previously accrued. Although the acquisition of Doduco was completed on October 31, 1996, a portion of the real estate acquired was not transferred until early in 1997 as a result of legal proceedings and documentation that are customary in Germany.

     Cash payments for capital expenditures excluding acquisitions totaled approximately $13.4 million, or about 3% of revenues, ($18.1 million including the Nortel acquisition) during 1997. Further capital expenditures are expected during 1998 for purposes of expanding production capacity and improving the operating efficiency of the Company's businesses. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in countries where it does not currently have operating facilities. In addition to operating companies in Europe, the Company's foreign operations are conducted in Canada, China, Hong Kong, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company is currently expanding its manufacturing facilities in China and Thailand. With the exception of approximately $3.2 million of retained earnings in China which have been appropriated and restricted in accordance with Chinese regulations, substantially all unremitted earnings held abroad are free from legal or contractual restrictions in the country of incorporation. The Company has not experienced any significant liquidity restrictions in any country in which it operates and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which certain governments require for international cash transfers may potentially delay cash remittances from time to time. The earnings of these entities represent a material portion of the Company's liquid assets and are likely to be reinvested outside of the United States. As has been the case in recent years, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the United States. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the United States. In the event that foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow.

     The Company believes that cash generated by operations and, if necessary, additional borrowings under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

Cash Flows from Financing Activities

     Long-term debt repayments in 1997 totaled $19.1 million, comprising a significant portion of the total cash used in financing activities. Those repayments relate to the Company's domestic term debt, domestic revolving credit facility, local debt in Spain (assumed in connection with the acquisition of Doduco) and its multi-currency facility. Long-term borrowings of $15.5 million were incurred in 1997 under the Company's multi-currency facility. The borrowings under that facility at December 31, 1997, were exclusively denominated in Deutsche marks. The borrowings are expected to continue to be repaid from the cash flows of AMI Doduco's German operations and, since the functional currency of that operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility. The net repayments of short-term debt (as shown on the Consolidated Statement of Cash Flows at December 31, 1997) include additional interim borrowings and the December 31, 1997, repayment under the separate line of credit for Netwave, as well as payments made on local debt in Spain. Under all credit facilities in place at December 31, 1997, the Company had approximately $53.1 million available for additional borrowing. Dividends of $3.3 million were paid during 1997. Quarterly dividends are expected to continue to be paid during the foreseeable future. During the first quarter of 1998, the Company increased its quarterly dividend from $.0525 to $.06 per share.

     The Company received $.3 million from the exercise of stock options during 1997. The options exercised were among those assumed in connection with the acquisition of Pulse and no new options have been granted by the Company.

Foreign Currency Effects

     During 1997, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the European sales of AMI Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. At December 31, 1997, the Deutsche mark was approximately 14% weaker relative to the dollar than at December 31, 1996. This currency movement had the effect of lowering the U.S. dollar-reported amount of sales and profits of AMI Doduco.

     During 1997, a number of currencies in the countries where the Company manufactures and/or sells products (in addition to the Deutsche mark) depreciated significantly relative to the U.S. dollar. Although the Company has operations in certain countries which have experienced significant devaluations, such as Ireland, the Philippines, Malaysia and Thailand, the depreciation of those currencies has not had a significant negative impact on the results of operations of the Company. For the most part, the Company's sales originating in those countries, as well as the majority of raw material purchases, are denominated in U.S. dollars, while expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies. As a result, the devaluation of local currencies favorably affects the Company's profitability by reducing the manufacturing costs paid in those currencies. Consolidated 1997 sales into Asia were only approximately 8% of the Company's total sales. Moreover, many of the components that are sold into Asia are incorporated in devices exported to North America and Europe.
In view of these factors, the Company remains optimistic about its prospects in the Asia Pacific region and is committed to its presence there over the long term. The widespread manufacturing presence of the Company in Asia (which is much broader than that of any of the major competitors of the ECS) has been a key factor in the success of the Company and management believes that it will continue to be so in the future. Nevertheless, management of the Company is aware of the potential seriousness (and inherent unpredictability) of the current economic situation in Asia and is paying careful attention to related developments.

     In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. The only outstanding forward contract at December 31, 1997, related to an equipment purchase for approximately 116,000 British pounds sterling. Its impact on the Company's financial statements was immaterial. The Company will consider increasing the use of currency exchange forward contracts, depending on the amount of sales and purchases made in local currencies and the type of currency, and depending on the fees and other costs associated with such contracts. In addition, the company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

     New Accounting Pronouncements

     In the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share. Earnings per share for the Company in prior years have been restated to conform with this Statement.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company elected to implement these new accounting standards for the year ended December 31, 1997. These standards have no impact on the results of operations, financial condition or long-term liquidity.
SFAS No. 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Items that are not currently included in the Company's statement of earnings, but which are defined as components of comprehensive income, include currency translation gains or losses and certain other items which have historically been charged or credited directly to shareholders' equity. SFAS No. 131 establishes standards for reporting information about operating Segments in annual financial statements and requires selected information about operating Segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's related disclosures are included in the sections entitled "Business Segment Information" and "Geographic Information" in this report. Prior year amounts have been restated to conform to the presentation required by SFAS No. 130 and SFAS No. 131.

Results of Operations

     Sale of the Test & Measurement Products Segment

     The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. The Products Division, which was sold during the first quarter of 1996, was included in the Test & Measurement Products Segment. The divestiture of the Products Division occurred prior to the Company's decision to divest the entire Segment, and financial information for the Division had not been
separately reported in previous financial statements.   Accordingly, the gain
on the sale of that Division was included in income from continuing operations. The 1997 sales of the Test & Measurement Products Segment were approximately $11.8 million prior to the divestiture on June 4, 1997.

     Revenues

     Sales attributable to continuing operations were $397.1 million, $243.3 million and $143.7 million in 1997, 1996 and 1995, respectively. In 1996, sales increased by 69.3% over 1995, and 1997 sales further increased by 63.2% over 1996. The increased sales in 1997 are primarily attributable to the acquisition of AMI Doduco's European manufacturing operations. In addition, the ECS made a significant contribution to the record sales during 1997. The sales increase in 1996 over 1995 was driven by the inclusion of a full year of operations of Pulse (which was acquired in September 1995) and the significant demand from Pulse's customers in the local area network ("LAN"), telecommunication and computer markets. As noted above, this demand continued into most of 1997 and contributed to the further sales growth during the year.

     The sales of the ECS during the fourth quarter of 1996 and the full year of 1997 include the sales of Netwave which were not significant to the total sales of the ECS or the Company as a whole. During 1998 and beyond, the consolidated sales of the Company will not include the sales of Netwave.

     In the third quarter of 1997, ECS revenues reached a record level driven by the higher level of incoming orders during most of the first half of the year. In this Segment, incoming orders began to decline in the third quarter of 1997, particularly in the North American LAN market. During the third quarter of 1996, the sales level in this Segment declined somewhat, reflecting the lower order rate in the second and part of the third quarter of that year. That decline in orders (occurring primarily in the United States and to a lesser extent in Asia at that time) was the result of widely observed inventory level adjustments and project deferrals occurring within the industry. While there has been significant sustained growth within the ECS over a long period of time, sudden changes in customer demand often occur during a given year. Those changes relate to inventory adjustments, technology changes (actual and expected), the desire of end users to update local area networks, new product introductions and other factors. The backlog of the Segment at December 31, 1997, was approximately 13% lower than the level at the end of the second quarter, but only about 1% lower than at the end of 1996. During 1997, the significance of backlog levels as an indicator of future business activity was reduced as a result of changing customer order patterns and significantly shorter lead times. The backlog at December 31, 1997, includes orders for the magnetic components business acquired from Nortel on November 30, 1997.

     Total sales of the MCS, which includes AMI Doduco's European operations, were $217.3 million in 1997 compared with $100.5 million in 1996 and $75.3 million in 1995. As noted above, the European sales reported by AMI Doduco (which account for the large increase in sales of the Segment) are subject to the fluctuating exchange rate between the U.S. dollar and European currencies, particularly the Deutsche mark. European sales for 1997 exceeded management's earlier expectations and reflected the positive impact of efforts to improve the overall performance of recently acquired European operations, notwithstanding the significant strengthening of the dollar against the Deutsche mark since the beginning of 1997. The integration of the worldwide operations of the MCS is continuing. The product rationalization plan may result in revenue decreases for the Segment in the near term of up to $10 million (at current exchange rates and assuming an immediate impact) which may be largely offset by sales growth of the continuing products of the Segment.

     Cost of Sales

     During 1997, the Company's gross margin for continuing operations was 32.2%, a slight increase from 31.7% in 1996. The gross margin in 1996 represented an increase from the gross margin of 27.5% in 1995. The gross margin of the ECS has improved notably in 1997 relative to 1996 and 1995, and the margin improvement in that Segment has more than offset the impact of the acquisition of AMI Doduco's European operations and the growth of the MCS which generally has a lower gross margin than the ECS. In general, long-term margin improvement is expected in the MCS as the European operations are integrated with the other operations of the Segment and the product rationalization plan is completed. Some of this improvement was evidenced in the results of the MCS during the fourth quarter of 1997, when the MCS had more favorable operating margins than in any of the first three quarters of the year. At the same time, however, the industries served by the Segment are characterized by aggressive competition and constant pressure on sales prices resulting from on-going customer cost reduction activities.

     The favorable cost impact of the relocation of a major portion of the ECS's manufacturing capacity from Taiwan to the Philippines also contributed to higher margins in 1997. That relocation occurred during 1996 and also contributed to the improved margins of 1996 (especially in the second half of the year) relative to 1995. In both 1997 and 1996, the ECS benefited from higher volumes and improved manufacturing efficiencies at its production facilities, particularly in China. While 1997 included one month of activity of the operations acquired from Nortel, the effect of that activity was immaterial to the Company's results of operations. During 1998 and beyond, the ECS may experience some reduction in gross margin percentages, as the Segment expands into more diversified telecommunication and power-conversion product lines and pricing competition for the Segment's existing products becomes more intense within the industry. The ECS continues to devote considerable efforts to cost reduction activities through selected automation, worldwide materials sourcing, product design and related activities.

     Operating Expenses

     Total selling, general and administrative expenses for 1997, 1996 and 1995 were $82.3 million, $49.5 million and $26.9 million, respectively. The 1997 spending represents an increase of 66.0% over 1996 which, in turn, was 84.2% higher than in 1995. As a percentage of sales, these costs were 20.7% of sales in 1997, 20.4% in 1996 and 18.7% in 1995. In total dollars, the increases noted above are primarily attributable to the incremental volumes gained via the significant acquisitions by the Company. Since Pulse was acquired on September 30, 1995, only one quarter of associated spending was included in the Company's 1995 results. Similarly, Doduco was acquired at the end of October in 1996, and a full year of related spending for that operation is included in the 1997 results. The costs associated with restructuring certain Far East operations of the ECS were included in the 1996 results.
That Segment's 1996 operating profits were negatively impacted by approximately $2.1 million of costs related to the shift of production capacity from Taiwan to the Philippines. During 1997, administrative costs also reflect the higher spending required to support the higher level of sales and increased global activities of the Company. These costs include substantial tax and related consulting costs (principally related to the Asia Pacific region), increased levels of administrative support at both the corporate and Segment level, as well as significant travel expenses related to business development opportunities and the investigation of capacity expansion options in various countries.

     During 1997, operating expenses attributable to Netwave increased at a rate substantially higher than revenue growth of that business and the losses incurred by that product line are included in the results of the ECS.
Although management of the Company believes that the market opportunity with respect to wireless LAN continues to appear attractive, the time frame, effort and investment required to achieve acceptable returns exceeded original expectations and the Company decided to sell a majority of its interest in Netwave prior to the end of 1997. The sale did not have any material impact on the Company's financial position or results of operations. The Company retains a 19% ownership interest in Netwave. The carrying value of the remaining investment in Netwave in the Company's financial statements is based on cost, but is subject to value impairment analysis by the Company on an ongoing basis. Its carrying value at December 31, 1997, was immaterial.

     In 1997, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $10.6 million for the ECS and $5.8 million for the MCS. For the ECS, the comparable amounts were $6.6 million in 1996 and $2.6 million in 1995. For the MCS, RD&E spending was $2.4 million in 1996 and $1.8 million in 1995. These amounts include expenditures for new product development and for product and process improvements. RD&E expenses have increased in 1997 relative to 1996, and further increases may occur, particularly in the ECS, as the importance of new product development is recognized throughout the Company.

     Interest

     Interest expense amounts were approximately $2.4 million, $1.2 million, and $1.4 million, in 1997, 1996 and 1995, respectively. Additional borrowings were made late in 1996 in connection with the acquisition of Doduco. These additional borrowings caused the interest charge to increase for the Company during 1997. Borrowings were also made in connection with the acquisition of Pulse in 1995. However, as a result of the positive cash flow from operations and the cash received from the sale of the Test & Measurement Products Segment on June 4, 1997, the Company has also had a much higher than historical level of funds invested and the earnings on those short-term deposit instruments have generated correspondingly higher amounts of interest income. Interest income decreased very late in 1997 after cash was consumed to complete the acquisition of the magnetic components business of Nortel. Interest income amounts were $2.5 million, $.9 million and $.3 million during 1997, 1996 and 1995, respectively. The majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with (or the amounts drawn down on) the Company's credit facilities move higher during subsequent quarters. The Company may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, the Company has not used any such instruments thus far.

Income taxes

     The effective income tax rate for continuing operations during 1997 was 37.8%, compared to effective rates of 33.3% in 1996 and 35.6% in 1995. The increase in the Company's effective tax rate for 1997 reflects the additional taxable income of AMI Doduco's operations in relatively high-rate jurisdictions, particularly Germany. The increase during 1997 has been somewhat less pronounced than expected, however, as a result of higher earnings in various tax-free and low-tax jurisdictions in which the ECS operates.

     Other issues

     The MCS uses precious metal in the manufacturing of electrical contacts, rivets and other products. Silver in particular is a primary component of many products produced by the MCS. Historically, the Company has leased the silver and certain other metals used in its operations from banks or other financing organizations unrelated to the Company. The rates paid for leasing precious metals have historically been substantially below the alternative financing costs that would be associated with borrowing the funds necessary to purchase the metals. In addition, the market risk and carrying costs associated with owned precious metals inventories can be substantial. Early in 1998, the demand for silver increased significantly and the market price of silver and the associated leasing costs also increased. While the terms of sale within the MCS provide for sale prices to reflect the current market value of silver, the degree to which leasing and other associated costs can be recovered from customers is less certain. The Company has thus far been successful in managing the costs associated with its precious metals and, while limited amounts have been purchased for use in production during 1998, the vast majority of its precious metal inventory continues to be leased. If the terms and conditions of the Company's precious metal leases change significantly in a short period of time, and the Company is unable to recover these costs through higher sale prices for its products, it could have a negative impact on the Company's results of operations and liquidity.

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and conversion to the Euro currency moves closer to a reality. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Euro conversion issue is equally complex as systems must convert local currencies to Euros and back using complex techniques. Motivated in part by the year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS recently began installing a worldwide Enterprise Resource Planning ("ERP") system. Moreover, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by early 1999, allowing adequate time for testing. The total costs associated with addressing the year 2000 and Euro conversion issues cannot be accurately estimated at this time, but the Company does not believe that the costs will have a material negative impact on its results of operations, liquidity or capital resources during 1998. The Company does not believe that the year 2000 or Euro conversion problems will pose significant operational problems for the Company's computer systems after modification and conversion. The year 2000 problem creates risks for the Company with respect to third parties with whom the Company deals with worldwide. Failures of third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company has begun to make inquiries of its major vendors to determine the level of their year 2000 compliance and related issues.

     The Company is involved in various claims, legal actions, customs issues and other disputes arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, notes to the consolidated financial statements, together with the opinion of the Company's independent auditors and the supplementary financial information required by this item are attached hereto and made part hereof.

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

                                   PART III

                            CROSS REFERENCE INDEX

                   FORM 10-K
          ITEM NUMBER AND CAPTION          INCORPORATED MATERIAL
          ----------------------------     -----------------------------
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

ITEM 13   CERTAIN RELATIONSHIPS AND        REGISTRANT'S DEFINITIVE PROXY
           RELATED TRANSACTIONS             STATEMENT


                                   PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents filed as part of this report

          Financial Statements

          Independent Auditors' Report
          Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Earnings - Years ended December 31, 1997,
           1996 and 1995
          Consolidated Statements of Cash Flows - Years ended December 31,
           1997, 1996 and 1995
          Consolidated Statements of Changes in Shareholders' Equity - Years
           ended December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

          Financial Statement Schedules

          Schedule II, Valuation and Qualifying Accounts

   (b)    Reports on Form 8-K

                None

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

TECHNITROL, INC.

By   /s/Thomas J. Flakoll
     ------------------------------------
     Thomas J. Flakoll
     Chief Executive Officer and Director
Date March 18, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/Stanley E. Basara          By   /s/Drew A. Moyer
     ---------------------------        ----------------------------------
     Stanley E. Basara                  Drew A. Moyer
     Director                           Corporate Controller and Secretary
                                        (Principal Accounting Officer)
Date March 18, 1998                Date March 18, 1998

By   /s/John E. Burrows, Jr.       By   /s/James M. Papada, III
     ---------------------------        ----------------------------------
     John E. Burrows, Jr.               James M. Papada, III
     Director                           Chairman of the Board of Directors
Date March 18, 1998                Date March 18, 1998

By   /s/J. Barton Harrison         By   /s/Albert Thorp, III
     ---------------------------        ----------------------------------
     J. Barton Harrison                 Albert Thorp, III
     Director                           Vice President - Finance and Chief
                                           Financial Officer
                                        (Principal Financial Officer)
Date March 18, 1998                Date March 18, 1998

By   /s/Roy E. Hock
     ---------------------------
     Roy E. Hock
     Director
Date March 18, 1998

By   /s/Graham Humes
     ---------------------------
     Graham Humes
     Director
Date March 18, 1998

By   /s/Edward M. Mazze
     ---------------------------
     Edward M. Mazze
     Director
Date March 18, 1998

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                             Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Earnings - Years ended December 31, 1997,
 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1997,
 1996 and 1995

Consolidated Statements of Changes in Shareholders' Equity -
 Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


                         Financial Statement Schedule

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
February 27, 1998

                      TECHNITROL, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1997 and 1996
                     In thousands, except for share data

               Assets                                      1997         1996
               ------                                      ----        ----
Current assets:
  Cash and cash equivalents                             $  48,803    $  43,531
  Trade receivables, net                                   53,990       46,537
  Inventories                                              50,623       48,028
  Prepaid expenses and other current assets                 3,995        4,530
                                                         --------     --------
      Total current assets                                157,411      142,626

Property, plant and equipment                             106,803       96,792
    Less accumulated depreciation                          47,140       42,654
                                                         --------     --------
      Net property, plant and equipment                    59,663       54,138
  Deferred income taxes                                     7,582        6,834
  Excess of cost over net assets acquired, net             29,571       13,851
  Other assets                                              1,107          898
                                                         --------     --------
                                                         $255,334     $218,347
                                                         ========     ========


       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
  Current installments of long-term debt                 $  2,025     $  2,024
  Notes payable                                                --        2,911
  Accounts payable                                         11,319       11,694
  Accrued expenses                                         61,288       51,210
                                                         --------     --------
      Total current liabilities                            74,632       67,839

Long-term liabilities:
  Long-term debt, excluding current installments           30,932       39,677
  Other long-term liabilities                               7,395        7,241

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock: 75,000,000 and 30,000,000 shares
    authorized in 1997 and 1996, respectively;
    16,135,074 and 15,974,918 outstanding in 1997
    and 1996, respectively; $.125 par value per share
    and additional paid-in capital                         43,148       40,638
  Retained earnings                                       101,800       64,339
  Other                                                    (2,573)      (1,387)
                                                         --------     --------
      Total shareholders' equity                          142,375      103,590
                                                         --------     --------
                                                         $255,334     $218,347
                                                         ========     ========

See accompanying Notes to Consolidated Financial Statements.

                      TECHNITROL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                 Years ended December 31, 1997, 1996 and 1995
                     In thousands, except per share data

                                               1997        1996        1995
                                               ----        ----       ----
Net sales                                    $397,067    $243,312    $143,662
Cost of sales                                 269,050     166,246     104,222
                                             --------    --------    --------
    Gross profit                              128,017      77,066      39,440

Selling, general and administrative expenses   82,264      49,547      26,896
                                             --------    --------    --------
    Operating profit                           45,753      27,519      12,544
Other income (expense):
  Interest income                               2,469         948         272
  Interest expense                             (2,387)     (1,162)     (1,381)
  Other, net                                      929        (102)        (24)
                                             --------    --------    --------
                                                1,011        (316)     (1,133)
                                             --------    --------    --------
  Earnings before income taxes                 46,764      27,203      11,411
Income taxes                                  (17,678)     (9,065)     (4,060)
                                             --------    --------    --------

Net earnings from continuing operations        29,086      18,138       7,351

Discontinued operations, net of
income taxes:
  Earnings from operations of the Test &
    Measurement Products Segment                  258       2,289       1,989
  Gain on disposal                             11,502          --          --
                                             --------    --------    --------

Net earnings                                 $ 40,846    $ 20,427    $  9,340
                                             ========    ========    ========

Earnings per share from continuing
operations:
  Basic                                      $   1.81    $   1.14    $    .57
                                             ========    ========    ========
  Diluted                                    $   1.80    $   1.13    $    .56
                                             ========    ========    ========


Net earnings per share:
  Basic                                      $   2.54    $   1.28    $    .72
                                             ========    ========    ========
  Diluted                                    $   2.53    $   1.27    $    .71
                                             ========    ========    ========


See accompanying Notes to Consolidated Financial Statements.

                      TECHNITROL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Years ended December 31, 1997, 1996, and 1995
                                 In thousands

                                               1997        1996        1995
                                               ----        ----       ----
Cash flows from operating activities:
  Net earnings                                $40,846     $20,427     $ 9,340
  Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Depreciation and amortization             13,147       9,123       6,245
     Benefit from deferred taxes                 (748)     (2,702)     (1,098)
     Gain on sale of Products Division
      assets                                       --      (1,471)         --
     Gain on sale of Test & Measurement
      Products Segment                        (11,502)         --          --
     Changes in assets and liabilities net
      of effect of acquisitions and
      divestitures:
        Accounts receivable                   (15,440)    (10,777)      1,346
        Inventories                           (12,329)      6,991      (2,769)
        Accounts payable                        1,633       2,634       1,216
        Accrued expenses                        9,406       1,734       1,704
     Other, net                                (1,279)       (332)      2,195
                                              -------     -------     -------
     Net cash provided by operating
      activities                               23,734      25,627      18,179
                                              -------     -------     -------

Cash flows from investing activities:
  Proceeds from the sale of discontinued
   operations, net of cash sold and
   expenses paid                               32,362       3,671          --
  Acquisitions, net of cash acquired          (26,514)    (11,677)     (5,872)
  Capital expenditures, exclusive
   of acquisitions                            (13,447)     (7,775)     (5,864)
  Proceeds from sale of property,
   plant and equipment                            668         466         158
                                              -------     -------     -------

     Net cash used in investing activities     (6,931)    (15,315)    (11,578)
                                              -------     -------     -------

Cash flows from financing activities:
  Principal payments on long-term debt        (19,093)     (9,023)     (7,022)
  Net borrowings (repayments) of
   short-term debt                             (2,911)        520        (756)
  Proceeds of long-term borrowings             15,536      30,233       9,000
  Dividends paid                               (3,336)     (3,182)     (2,534)
  Proceeds from exercise of stock options         317       2,090          --
  Purchase of Technitrol stock                     --      (1,022)         --
  Contributions from minority interest
   in subsidiary                                  100         100          --
                                              -------     -------     -------

     Net cash provided by (used in)
      financing activities                     (9,387)     19,716      (1,312)

Net effect of exchange rate changes on cash    (2,144)       (391)       (111)
                                              -------     -------     -------

Net increase in cash and cash equivalents       5,272      29,637       5,178

Cash and cash equivalents at beginning
 of year                                       43,531      13,894       8,716
                                              -------     -------     -------

Cash and cash equivalents at end of year      $48,803     $43,531     $13,894
                                              =======     =======     =======



See accompanying Notes to Consolidated Financial Statements.


                                                 TECHNITROL, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Changes in Shareholders' Equity

                                            Years ended December 31, 1997, 1996 and 1995
                                                In thousands, except per share data

                                                                                                Other
                                                                                       -----------------------
                                                                                                     Accumu-
                                               Common stock and                                    lated other
                                               paid-in capital                         Deferred      compre-          Compre-
                                            ---------------------       Retained        compen-      hensive          hensive
                                            Shares         Amount       earnings        sation        income          income
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                   6,021        $ 5,325        $41,472        $  (573)        $ (467)
Stock issued                                 1,785         29,232             --             --             --
Stock options, awards and
  related compensation                          30          3,513             35           (137)            --
Tax benefit of stock compensation               --             60             --             --             --
Currency translation adjustments                --             --             --             --           (293)        $ (293)
Net earnings                                    --             --          9,340             --             --          9,340
                                                                                                                      -------
Comprehensive income                            --             --             --             --             --        $ 9,047
                                                                                                                      =======
Dividends declared ($.198 per share)            --             --         (2,746)            --             --
                                           -------        -------        -------        -------        -------
Balance at December 31, 1995                 7,836        $38,130        $48,101        $  (710)       $  (760)
                                           =======        =======        =======        =======        =======

Purchase of common stock                       (37)            (5)        (1,017)            --             --
Stock options, awards and
 related compensation                          189            968             19            (90)            --
Tax benefit of stock compensation               --          1,545             --             --             --
Currency translation adjustments                --             --             --             --            173        $   173
Net earnings                                    --             --         20,427             --             --         20,427
                                                                                                                      -------
Comprehensive income                            --             --             --             --             --        $20,600
                                                                                                                      =======
Dividends declared ($.20 per share)             --             --         (3,191)            --             --
Two-for-one stock split declared
 in February 1997                            7,987             --             --             --             --
                                           -------        -------        -------        -------        -------
Balance at December 31, 1996                15,975        $40,638        $64,339        $  (800)       $  (587)
                                           =======        =======        =======        =======        =======

Stock options, awards and
 related compensation                          160          1,354             --           (378)            --
Tax benefit of stock compensation               --          1,156             --             --             --
Currency translation adjustments                --             --             --             --           (808)       $  (808)
Net earnings                                    --             --         40,846             --             --         40,846
                                                                                                                      -------
Comprehensive income                            --             --             --             --             --        $40,038
Dividends declared ($.21 per share)             --             --         (3,385)            --             --
                                           -------        -------        -------        -------        -------
Balance at December 31, 1997                16,135        $43,148       $101,800        $(1,178)       $(1,395)
                                           =======        =======        =======        =======        =======

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

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories under consignment-type leases from suppliers ($38,416,000 at December 31, 1997, and $34,391,000 at December 31, 1996).
This inventory consists primarily of precious metals which are used in the Company's metallurgical component manufacturing business.

Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets on both the accelerated and the straight-line methods. The estimated useful lives range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from the balance sheet, and any resulting gains or losses are included in earnings.

Excess of Cost over Net Assets
     Excess of cost over net assets acquired is related to acquisitions within the Electronic Components Segment ("ECS") and is amortized on a straight-line basis over 15 years. The recoverability of its carrying value is evaluated on a recurring basis by determining whether the amortization of its remaining balance can be recovered through future operating undiscounted cash flows of the acquired operation.

Foreign Currency Translation
     Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, monetary assets and liabilities are translated at year-end exchange rates while non monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

                                                                 (continued)

                                      2
                      TECHNITROL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, continued

(1)  Summary of Significant Accounting Policies, continued

Financial Instruments and Derivative Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To modify the risk from these changes, the Company periodically enters into hedging transactions which have been authorized pursuant to the Company's policies and procedures. To date, such transactions have been limited to foreign currency forward exchange contracts, but in the future these transactions may also be related to interest rates or precious metal prices. The contracts used during the year hedge certain foreign currency denominated receivables and payables and foreign currency commitments. Gains and losses on these contracts are deferred and recognized as part of the cost of the underlying transaction being hedged. There was one contract open at December 31, 1997, and none open at December 31, 1996. The outstanding forward contract at December 31, 1997, related to an equipment purchase for approximately 116,000 British pounds sterling. Its impact on the Company's financial statements was immaterial.

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

Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform with the current-year presentation.

(2)  Acquisitions and Divestitures

     Acquisitions

     The Magnetic Components Business of Northern Telecom Ltd. ("Nortel"):
On November 30, 1997, the Company acquired the magnetic components business of Nortel (the "Business") by purchasing all of the common stock of two Nortel subsidiaries (one in Malaysia and one in Thailand) and certain assets in Canada relating to design engineering support of those subsidiaries. Pursuant to a separate supply agreement, the Business will continue to provide components such as inductors and transformers for Nortel's telecommunication and power conversion equipment.


                                                                 (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

     The acquisition of the Business was accounted for by the purchase method of accounting. The purchase price was approximately $22.5 million, including transaction expenses. The fair value of the net assets acquired approximated $5.6 million. The purchase price was funded by cash on hand, including cash received from the sale of the Test & Measurement Products Segment, as explained below. The total purchase price is subject to adjustment as expenses and details of the transaction are finalized. Adjustments to the purchase price allocation will be finalized during 1998 and are not expected to have a material impact on the Company's consolidated results of operations for 1998.

     The following unaudited pro forma financial information, which reflects continuing operations only, assumes that the Business was acquired on January 1, 1996, and is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                       Year Ended          Year Ended
                                     Dec. 31, 1997       Dec. 31, 1996
                                     -------------       -------------
          Net sales                       $430,242            $281,312
          Net earnings                     $30,275             $20,435
          Diluted earnings per share         $1.88               $1.27

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

     The assets purchased consist of real property in Pforzheim and Sinsheim, Germany and Madrid, inventories, fixed assets and intangibles. The liabilities assumed consisted of vacation and bonus payments due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third-party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's MCS. The fair value of the net assets acquired approximated $89 million. The purchase price was funded primarily by bank credit provided under a $30.0 million multi-currency temporary acquisition facility which was substantially refinanced with a $40.0 million permanent multi-currency facility.


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

     Doduco experienced significant financial difficulty for a number of years and entered into bankruptcy during June of 1996 and Receivership in August of 1996. The assets of Doduco which were acquired by the Company were acquired from a Receiver and, prior to the Company's purchase of those assets, other isolated assets and product lines of Doduco were sold or abandoned by Doduco or the Receiver. In addition, significant restructuring occurred after December 31, 1995, which related to both the product lines acquired by the Company as well as those otherwise disposed of or abandoned by the Receiver. The net assets acquired by the Company relate to product lines and operations which were not operated as a separate business entity but rather were an integral part of Doduco GmbH and its subsidiary, Doduco Espana. As a result, management of the Company does not believe that the following unaudited pro forma financial information, which includes discontinued operations and assumes that Doduco was acquired on January 1, 1995, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                       Year Ended          Year Ended
                                     Dec. 31, 1996       Dec. 31, 1995
                                     -------------       -------------
          Net sales                       $407,475            $352,311
          Net earnings                     $23,567             $10,152
          Diluted earnings per share         $1.46                $.78

     Pulse Engineering, Inc.: On September 29, 1995, the Company completed the acquisition of Pulse Engineering, Inc. ("Pulse"). Pulse, headquartered in San Diego, California, and with operations at the time of acquisition in Hong Kong, the People's Republic of China and Ireland, designs, manufactures and markets electronic components and modules primarily for manufacturers of local area networks and telecommunications systems.

     The acquisition was accounted for by the purchase method of accounting. The total purchase price approximated $60.6 million and consisted of cash paid to the former Pulse stockholders, stock issued to the former Pulse stockholders, stock options assumed, and related acquisition costs. The fair value of the assets acquired and liabilities assumed approximated $65.5 million and $17.4 million, respectively. The excess of cost over net assets acquired approximated $12.5 million. Approximately 3,570,000 shares of Technitrol common stock at a fair market value of $8.19 per share were issued to former holders of Pulse common stock. (These amounts are restated to reflect the two for one stock split on February 28, 1997). The cash portion of the purchase price, including cash paid to the former stockholders of Pulse and related acquisition costs, was approximately $27.6 million. In addition, all outstanding options to purchase Pulse common stock were assumed by the Company. At the date of acquisition, approximately 538,000 shares of Technitrol common stock were issuable upon exercise of such options and, except for approximately 66,000 options which were not yet vested, all assumed options were exercisable immediately at prices ranging from $.87 to $7.81. At December 31, 1997, there were 55,775 options which remained outstanding. The options have various expiration dates, the latest of which is in April 2001.

     In conjunction with the Pulse acquisition, the Company established a credit facility with a group of banks which authorized Technitrol to borrow up to $50.0 million on an unsecured basis. The Company initially used approximately $18.0 million of this credit facility to refinance existing indebtedness and, separately, approximately $4.0 million of the credit facility to partially fund the cash portion of the merger consideration. On December 29, 1995, the credit facility was amended in conjunction with a partial repayment, and the total facility was reduced to $45.0 million, including $10.0 million under a fixed-rate term loan and a $35.0 million variable-rate revolving credit facility.

                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(2)  Acquisitions and Divestitures, continued

     Divestitures

     Test & Measurement Products Segment: On June 4, 1997, the Company completed the sale of the companies that formed its Test & Measurement Products Segment to an affiliate of Ametek, Inc. for approximately $34.0 million in cash, and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. Transaction expenses were paid by the Company from the gross proceeds of the sale and are reflected in the net gain realized on the sale. As a result of the foregoing, the Company discontinued its manufacturing and marketing of test & measurement products and the Test & Measurement Products Segment is reported as a discontinued operation in the accompanying Consolidated Statements of Earnings and in these Notes to Consolidated Financial Statements. Where applicable, prior-year amounts have been restated to exclude the effect of the discontinued operations. The net assets of the Segment consisted primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses. The sales of this Segment were approximately $11.8 million in 1997 prior to the divestiture and were $30.8 million in 1996 and $32.8 million in 1995.

     On February 27, 1996, the Company sold certain assets of its Products Division to an unrelated party. As a result of the sale, the Company discontinued its production and marketing of document counters and dispensers. The divestiture of the Products Division, which was included in the Test & Measurements Products Segment, occurred prior to the Company's decision to divest the entire Segment, and financial information for the Products Division had not been separately reported in previous financial statements. Accordingly, its operating results and the gain on the sale of that Division were previously included in income from continuing operations. Those items have been reclassified and are now included as a part of the discontinued operations. The earnings from operations of the Test & Measurement Products Segment for the year ended December 31, 1996, include a gain of approximately $699,000 (net of income taxes of approximately $772,000) realized on the disposal of the Products Division.

     The impact of the divestiture on earnings per share was as follows:


                                                   Year Ended December 31
                                                 -------------------------
                                                  1997      1996      1995
                                                 ------    ------    ------
Earnings per share from continuing operations:
     Basic                                         1.81      1.14       .57
     Diluted                                       1.80      1.13       .56

Discontinued operations, net of tax:

  Earnings per share from operations -
   basic and diluted                                .02        14       .15

  Gain per share on disposal - basic and diluted    .71        --        --

Earnings per share
     Basic                                         2.54      1.28       .72
     Diluted                                       2.53      1.27       .71


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

     Netwave Technologies, Inc.: On August 30, 1996, a then majority-owned subsidiary of the Company, Netwave Technologies, Inc. ("Netwave"), completed the purchase of all of the wireless local area network business assets of Xircom, Inc. The Company's ownership interest of Netwave during most of 1997 was 80%. On December 31, 1997, the Company sold a majority of its ownership interest in Netwave to Netwave. The Company retained a 19% interest.

(3)  Financial Statement Details

     The following provides details for certain financial statement captions at December 31, 1997 and 1996 (in thousands):


                                                  1997           1996
                                                  ----           ----
Inventories
  Finished goods                               $ 18,897        $16,513
  Work in progress                               11,852         14,641
  Raw materials and supplies                     19,874         16,874
                                               --------        -------
                                               $ 50,623        $48,028
                                               ========        =======

Property, plant and equipment, at cost
  Land                                         $  4,036        $ 3,714
  Buildings and improvements                     25,437         25,036
  Machinery and equipment                        77,330         68,042
                                               --------        -------
                                               $106,803        $96,792
                                               ========        =======

Accrued expenses
  Income taxes payable                         $ 23,538       $  9,853
  Dividends payable                                 847            799
  Accrued compensation                           11,398          5,759
  Accrual for purchase of Doduco real estate         --          7,720
  Other accrued expenses                         25,505         27,079
                                               --------        -------
                                               $ 61,288        $51,210
                                               ========        =======


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(4)  Notes Payable and Long-term Debt

     Prior to the December 31, 1997, sale of its majority interest in Netwave, the Company guaranteed the borrowings of Netwave under a line of credit with a domestic bank. At December 31, 1996, a total of $520,000 was outstanding under the line of credit. The borrowings increased in 1997 prior to the Company's repayment of all outstanding borrowings on December 31, 1997.

At December 31, 1997 and 1996, long-term debt was as follows (in thousands):

                                                              1997        1996
                                                              ----        ----
Bank Loans

  Fixed-rate term loan (6.65%) due December 29, 2000       $ 6,000     $ 8,000

  Variable-rate revolving credit facility with
   $35.0 million maximum draw, due September 29, 1998           --       6,439

  Variable-rate (LIBOR plus 0.625%) multi-currency bank
   loan facility with $40.0 million maximum draw, due
   December 31, 2001 (4.34% rate at December 31, 1997)      26,879      24,028

  Long-term debt in Spain (denominated in pesetas)
   repaid in 1997                                               --       3,132
                                                           -------     -------
      Total bank loans                                      32,879      41,599

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

  4.5% mortgage notes, due in monthly
    installments until 2000                                     78         102
                                                           -------     -------
      Total long-term debt                                  32,957      41,701

  Less current installments                                  2,025       2,024
                                                           -------     -------
  Long-term debt excluding current installments            $30,932     $39,677
                                                           =======     =======


     At the Company's option, interest on the revolving credit facility may be based on the prime rate or on the LIBOR rate plus 0.625%. Outstanding borrowings under the Company's multi-currency facility consist entirely of Deutsche marks.


                                                                   (continued)

                                      8
                      TECHNITROL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, continued

(4)  Notes Payable and Long-term Debt, continued

Principal payments due within the next five years are as follows (in thousands):

                         1998        $  2,025
                         1999           2,026
                         2000           2,027
                         2001          26,879
                         2002              --

     The Bank Loan facilities are unsecured and contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

(5)  Research, Development and Engineering Expenses

     Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $16.4 million, $9.0 million, and $4.4 million in 1997, 1996, and 1995, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $7.2 million, $5.6 million, and $3.3 million, in 1997, 1996, and 1995, respectively.

(6)  Restructuring Charges

     Restructuring and related costs are recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the second quarter of 1996, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing within its ECS. Accordingly, reserves were established for employee separation costs related to the relocation of a majority of the production capacity of the Company's production facility in Taiwan to the Company's production facility in the Philippines. Charges of $2,108,000 were included in selling, general and administrative expenses for 1996. Substantially all required payments were made prior to December 31, 1996, and no material provision existed at the end of that year. A total of 263 direct and 46 indirect employees were included in the restructuring plan.

(7)  Income Taxes

     Earnings before income taxes were as follows (in thousands):

                              1997           1996           1995
                            -------        -------        -------
     Domestic               $23,306        $ 8,350        $ 1,941
     Non U.S.                46,537         22,666         12,600
                            -------        -------        -------
         Total              $69,843        $31,016        $14,541
                            =======        =======        =======

     Earnings attributable to continuing operations were $46,764, $27,203 and $11,411 in 1997, 1996 and 1995, respectively.

                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(7)  Income Taxes, continued

     Income tax expense was as follows (in thousands):

                         1997           1996           1995
                         ----           ----           ----
Current:
  Federal              $14,080        $ 7,310        $ 2,019
  State and local        2,214          1,029            651
  Non-U.S.              13,451          5,014          3,629
                       -------        -------        -------
                        29,745         13,353          6,299

Deferred (benefit)        (748)        (2,702)        (1,098)
                       -------        -------        -------
                       $28,997        $10,651        $ 5,201
                       =======        =======        =======

     Income tax expense amounts attributable to continuing operations were (in thousands) $17,678, $9,065 and $4,060 in 1997, 1996 and 1995, respectively.
Income tax expense amounts of $11,319, $1,586, and $1,141 for 1997, 1996 and 1995, respectively, are included in the results of discontinued operations. Amounts credited to Additional Paid-In Capital include the tax benefit of certain components of employee compensation related to the Company's common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period, and employee compensation related to the exercise of stock options.

     A reconciliation of the statutory Federal income tax rate with the effective income tax rate follows:

                                                1997      1996      1995

Statutory Federal income tax rate                35%       35%       34%
Increase (decrease) resulting from:
  Tax-exempt earnings of subsidiaries in
   Puerto Rico                                   (1)       (2)       (2)
  State and local income taxes, net of
   federal benefit                                2         2         3
  Non-deductible expenses and other
   foreign income subject to U.S.
   income tax                                     7         5         1
  Foreign                                        (3)       (7)       (3)
  Other, net                                      2         1         3
                                                 ---       ---       ---
Effective tax rate                               42%       34%       36%
                                                 ===       ===       ===

     For continuing operations, the Company's effective tax rates were approximately 38%, 33% and 36% in 1997, 1996 and 1995, respectively. The effective tax rate of 42% for all operations of the Company in 1997 reflects significant taxes attributable to the gain on the sale of discontinued operations.


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities included the following (in thousands):

                                              1997           1996
                                              ----          ----
Assets:
  Inventories                                $  --         $  746
  Plant and equipment                        1,032             --
  Vacation pay and other compensation          824            868
  Pension expense                            1,318          1,288
  Stock awards                                 393            853
  Accrued liabilities                        4,591          3,438
  Other                                        660            363
                                            ------         ------
    Total deferred tax assets               $8,818         $7,556
                                            ======         ======

Liabilities:
  Inventories                               $  819         $   --
  Plant and equipment                           --            305
  Other                                        417            417
                                            ------         ------
    Total deferred tax liabilities          $1,236         $  722
                                            ------         ------
    Net deferred tax assets                 $7,582         $6,834
                                            ======         ======

Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax assets.

(8)  Commitments and Contingencies

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense amounts for the years ended December 31, 1997, 1996 and 1995 were $3,612,000, $2,820,000, and $1,465,000, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 1997, are as follows (in thousands):

                         Year ending
                         December 31
                        -----------
                            1998                $ 3,515
                            1999                  3,088
                            2000                  2,715
                            2001                  2,441
                            2002                  1,834
                         Thereafter               5,841
                                                -------
                                                $19,434
                                                =======
                                                                   (continued)

                                      11
                      TECHNITROL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, continued

(8)  Commitments and Contingencies, continued

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, the Company is subject to various lawsuits, claims and proceedings which arise in the ordinary course of its business. The Company accrues costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions in excess of amounts provided will not materially affect the Company's operations or consolidated financial position.

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

     The retained earnings of the Company at December 31, 1997, include approximately $3.2 million which has been reserved as an appropriation in accordance with the laws of the Peoples Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiary in the PRC, may not be available for distribution to the U.S. parent company or its shareholders.

     The Company has a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with the Company's Common Shares. However, after a person or group has acquired 15% or more of the Common Shares, the Rights will become exercisable and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of the Common Shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $135, that number of Common Shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of the Common Shares, the Company is acquired in a merger or other business combination transaction, or 50% or more of its consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by the Company at a price of $.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(10) Earnings Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Prior-year earnings per share amounts have been restated. Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the year. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are incremental shares attributed to outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were 44,000, 139,000 and 98,000 in 1997, 1996 and 1995, respectively.
Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on February 28, 1997. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                   1997           1996          1995
                                   ----           ----          ----
Net income                       $40,846        $20,427        $ 9,340
Basic earnings per share:
  Shares                          16,093         15,957         12,978
  Per share amount                 $2.54          $1.28           $.72

Diluted earnings per share
  Shares                          16,137         16,096         13,076
  Per share amount                 $2.53          $1.27           $.71


(11) Employee Benefit Plans

     The Company and certain of its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

Pension expense was as follows (in thousands):

                                              1997       1996       1995
                                              ----       ----       ----
Principal defined benefit plans               $420      $1,024      $1,449
Multi-employer and other non U.S. plans         40          61         210
                                              ----      ------      ------
                                              $460      $1,085      $1,659
                                              ====      ======      ======

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                              1997        1996       1995
                                              ----        ----       ----
Service cost - benefits earned
 during the period                          $1,172      $1,417      $1,369
Interest cost on projected
 benefit obligation                          1,332       1,465       1,319
Actual return on plan assets                (5,202)     (2,714)     (3,867)
Net amortization and deferral                3,118         856       2,628
                                            ------      ------      ------
Net periodic pension cost                   $  420      $1,024      $1,449
                                            ======      ======      ======


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

     The financial status of the principal defined benefit plans at December 31, 1997 and 1996, was as follows (in thousands):

                                                            1997        1996
                                                            ----        ----
Actuarial present value of obligations:
  Accumulated benefit obligation (including vested
   benefits of $14,252 in 1997 and $12,805 in 1996)       $14,504     $13,477
                                                          -------     -------
  Projected benefit obligation for services to date        20,486      19,270
Plan assets at fair value                                  26,379      22,303
                                                          -------     -------
  Plan assets in excess of projected benefit obligation     5,893       3,033

Unrecognized:

  Net gains                                                (8,784)     (5,372)

  Prior service costs                                         454         506

  Net translation obligation                                   24          28
                                                         --------    --------
    Accrued pension costs at December 31                  $(2,413)    $(1,805)
                                                         ========    ========

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of Plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1997 and 1996 were as follows:

     Discount rates                                         7.0% to 7.5%
     Annual compensation increases                          4.8% to 7.0%
     Expected long-term rates of return on plan assets      7.0% to 9.0%

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributes a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $524,000, $440,000, and $296,000, in 1997, 1996 and 1995, respectively.

     The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.


                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(12) Stock-Based Compensation

     The Company has an incentive compensation plan for key employees of the Company and its subsidiaries. One component of this plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:


                                                Available to
                                                 be Granted
                                                ------------
     Shares authorized                             1,200,000
     Awarded during years prior to 1997,
       net of cancellations                         (831,340)
                                                   ---------
     Balance at December 31, 1996                    368,660
     Awarded during 1997, net of cancellations       (41,985)
                                                   ---------
     Balance available at December 31, 1997          326,675
                                                   =========

     During the years ended December 31, 1997, 1996 and 1995, the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $1,037,000, $438,000, and $375,000, respectively. Shares are held by the Company until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. Amounts charged to expense as a result of the incentive compensation plan and related expenses were $912,000 in 1997, $976,000 in 1996, and $1,517,000 in 1995. The total grants and expenses noted above include awards made to employees of the Test & Measurement Products Segment.

     Separately, in connection with the Pulse acquisition, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. Additional information about the options assumed is provided in Note 2. At December 31, 1997, 55,775 options remained outstanding. No additional options are expected to be granted under the assumed plans.

     The Company has not issued any stock options to employees, except for those options assumed in connection with the acquisition of Pulse. The fair value of those options was included in the purchase price of the acquisition, and, accordingly, is amortized as part of the goodwill associated with the acquisition. The options have no additional impact on the earnings of the Company under the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation."



                                                                   (continued)

                      TECHNITROL, INC. AND SUBSIDIARIES

(13) Supplementary Information

     Charged directly to costs and expenses (in thousands, for continuing operations):

                                             1997        1996        1995
                                             ----        ----        ----
     Depreciation                          $11,874      $7,317      $5,313
     Amortization of intangible assets       1,379       1,228         417
     Advertising                             1,510         777         344
     Repairs and maintenance                 5,868       3,914       2,099
     Bad debt expense                          328         135          31

Cash payments made (in thousands,
 for all operations):

   Income taxes                            $13,668      $9,205      $3,559
   Interest                                  2,353       1,106       1,428


Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items. In 1997, as a result of the Company's sale of its Test & Measurement Products Segment (which included Lloyd Instruments, Ltd., a U.K. Company), a reclassification adjustment was made as follows:

Unrealized currency translation loss arising during period           $ (1,341)
Less: Reclassification adjustment for losses included in the
      gain on the sale of the Test & Measurement Products Segment         533
                                                                     --------
Net currency translation adjustment                                  $   (808)
                                                                     ========

(14) Segment Information

     The "Business Segment Information" and "Geographic Information" sections on pages 2, 3 and 4 of this Form 10-K are integral parts of the Company's financial statements.

                                      16
                      TECHNITROL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, continued

(15) Quarterly Financial Data (Unaudited)

     Quarterly results of operations (unaudited) for 1997 and 1996 are summarized as follows (in thousands, except per share data):

Quarter ended
                                         Mar. 31   June 30  Sept. 30   Dec. 31
                                         -------   -------   -------   -------
1997:
  Net sales                              $92,207  $103,927  $102,127   $98,806
  Gross profit                            28,915    33,646    32,687    32,769
  Net earnings from continuing
   operations                              6,553     7,900     7,138     7,495
  Earnings per share from continuing
   operations:
     Basic                                   .41       .49       .44       .47
     Diluted                                 .40       .49       .44       .46
  Net earnings per share:
     Basic                                   .43      1.20       .44       .47
     Diluted                                 .42      1.20       .44       .46

1996:
  Net sales                              $54,990   $60,120   $51,277   $76,925
  Gross profit                            17,617    20,173    16,210    23,066
  Net earnings from continuing
   operations                              4,636     4,842     3,599     5,061
  Earnings per share from continuing
   operations:
     Basic                                   .29       .30       .22       .32
     Diluted                                 .29       .30       .22       .31
  Net earnings per share:
     Basic                                   .34       .33       .27       .34
     Diluted                                 .34       .33       .27       .34

Earnings per share amounts have been restated to reflect a two-for-one stock split effective on February 28, 1997.

                                TECHNITROL, INC. AND SUBSIDIARIES

                                 FINANCIAL STATEMENT SCHEDULE II

                                VALUATION AND QUALIFYING ACCOUNTS

                                    (In thousands of dollars)

                                                      Additions (Deductions)
                                          ----------------------------------------
                                             Charged to     Write-offs
                                  Balance     costs and         &                       Balance
Description                      January 1     expenses      payments        Other    December 31
-------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
Reserve for obsolete and slow-
  moving inventory                  $4,671       $6,536        $(7,487)     $   --         $3,720
                                    ======       ======        =======      ======         ======
Reserve for doubtful accounts       $   --       $  328        $  (126)     $   --         $  202
                                    ======       ======        =======      ======         ======

Year ended December 31, 1996:
Reserve for obsolete and slow-
  moving inventory                  $3,012       $2,534        $  (875)     $   --         $4,671
                                    ======       ======        =======      ======         ======
Reserve for doubtful accounts       $   --       $  135        $  (135)     $   --         $   --
                                    ======       ======        =======      ======         ======


                                EXHIBIT INDEX

DOCUMENT
--------
3.   (a) Articles of Incorporation           Incorporated by reference to Form
                                               10-K for the year ended
                                               December 31, 1995

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

21.  Subsidiaries of Registrant              Page 47

23.  Consent of Certified Public
       Accountants                           Page 48

27.  Financial Data Schedule                 Electronic Filing Only