Form 10-Q
period 1998-03-31
TECHNITROL INC
filed 1998-05-06
CIK 96763

Exhibit index
                                                                  is on Page 17



                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
______________.


Commission File No. 1-5375


                                TECHNITROL, INC.
               (Exact name of registrant as specified in Charter)



                   PENNSYLVANIA                             23-1292472
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                  organization)                              Number)

         1210 Northbrook Drive, Suite 385
               Trevose, Pennsylvania                           19053
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        215-355-2900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES [X]   NO [ ]



Common Stock - Shares Outstanding as of March 31, 1998:              16,168,584

                        TECHNITROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and December 31, 1997
                                   (Unaudited)
                            (In thousands of dollars)

                                                  March 31, 1998   Dec. 31, 1997
                                                  --------------   -------------
         Assets
         ------

Current Assets:
     Cash and cash equivalents                        $ 52,870        $ 48,803
     Trade receivables                                  57,996          53,990
     Inventories                                        52,694          50,623
     Prepaid expenses and other current assets           5,791           3,995
                                                      --------        --------
           Total current assets                        169,351         157,411

Property, plant and equipment                          108,911         106,803
     Less accumulated depreciation                      49,983          47,140
                                                      --------        --------
           Net property, plant and equipment            58,928          59,663
Deferred income taxes                                    8,159           7,582
Excess of cost over net assets acquired, net            29,032          29,571
Other assets                                             1,015           1,107
                                                      --------        --------
                                                      $266,485        $255,334
                                                      ========        ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt           $  2,027        $  2,025
     Accounts payable                                   10,421          11,319
     Accrued expenses                                   65,756          61,288
                                                      --------        --------
           Total current liabilities                    78,204          74,632

Long-term liabilities:
     Long-term debt, excluding current installments     29,783          30,932
     Other long-term liabilities                         7,192           7,395

Shareholders' equity:
     Common stock and additional paid-in capital        44,975          43,148
     Retained earnings                                 110,329         101,800
     Other                                              (3,998)         (2,573)
                                                      --------        --------
           Total shareholders' equity                  151,306         142,375
                                                      --------        --------
                                                      $266,485        $255,334
                                                      ========        ========

See accompanying Notes to Consolidated Financial Statements.

                        TECHNITROL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (In thousands of dollars, except share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1998          1997
                                                          ----          ----

Net sales                                              $110,748       $92,207

Costs and expenses applicable to sales
    Cost of goods sold                                   74,606        63,292
    Selling, general and administrative expenses         20,836        18,576
                                                       --------       -------
       Total costs and expenses applicable to sales      95,442        81,868
                                                       --------       -------
Operating profit                                         15,306        10,339

Other income (expense)
     Interest, net                                          (45)         (325)
     Other                                                    4            96
                                                       --------       -------
       Total other income (expense)                         (41)         (229)
                                                       --------       -------

Earnings before taxes                                    15,265        10,110
Income taxes                                              5,887         3,557
                                                       --------       -------
Net earnings from continuing operations                   9,378         6,553

Discontinued operations:
     Earnings from operations of the Test &
        Measurement Products Segment (less income
        taxes of $214 in 1997)                              --            281
                                                       --------       -------
Net earnings                                           $  9,378       $ 6,834
                                                       ========       =======

Earnings per share from continuing operations:
     Basic                                                  .58           .41
     Diluted                                                .58           .40

Net earnings per share:
     Basic                                                  .58           .43
     Diluted                                                .58           .42

Dividends declared per share                           $    .06       $ .0525

See accompanying Notes to Consolidated Financial Statements.

                        TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1998 and 1997

                                   (Unaudited)

                            (In thousands of dollars)

                                                            March 31,  March 31,
                                                            ---------  ---------
                                                               1998       1997
                                                               ----       ----
Cash flows from operating activities:
Net earnings                                                 $ 9,378    $ 6,834
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                             3,538      2,865
     Changes in assets and liabilities net of effect of
          discontinued operations:
       Accounts payable and accrued expenses                   3,211      8,585
       Accounts receivable                                    (4,310)   (14,433)
       Inventories                                            (2,495)    (2,808)
     Other, net                                                 (305)     1,166
                                                             -------    -------
         Net cash provided by operating activities             9,017      2,209
                                                             -------    -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                         (886)    (7,751)
     Capital expenditures, exclusive of acquired business     (2,618)    (2,741)
                                                              ------     ------
         Net cash used in investing activities                (3,504)   (10,492)
                                                              ------    -------

Cash flows from financing activities:
     Dividends paid                                             (847)      (799)
     Proceeds of long-term borrowings                           --        8,148
     Principal payments of long-term debt                       (506)    (9,861)
     Net repayments of short-term debt                          --       (1,161)
     Proceeds from exercise of stock options                    --          248
                                                             -------    -------
         Net cash used in financing activities                (1,353)    (3,425)
                                                             -------    -------

Net effect of exchange rate changes on cash                      (93)    (1,312)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents           4,067    (13,020)

Cash and cash equivalents at beginning of year                48,803     43,531
                                                             -------    -------

Cash and cash equivalents at March 31                        $52,870    $30,511
                                                             =======    =======

See accompanying Notes to Consolidated Financial Statements.


                                               TECHNITROL, INC. AND SUBSIDIARIES

                                    Consolidated Statement of Changes in Shareholders' Equity

                                                        March 31, 1998
                                                          (Unaudited)
                                            (In thousands, except per share data)

                                                                                                   Other
                                                                                        -----------------------------
                                                                                                            Accumu-
                                                    Common stock and                                     lated other
                                                     paid-in capital                        Deferred        compre-         Compre-
                                                   -------------------       Retained        compen-        hensive         hensive
                                                   Shares       Amount       earnings        sation          income          income
                                                   ------       ------       --------        ------          ------          ------
Balance at January 1, 1998                         16,135       $43,148      $101,800       $(1,178)        $(1,395)
Stock options, awards and related compensation         34         1,280            --        (1,124)             --
Tax benefit of stock compensation                      --           547            --            --              --
Currency translation adjustments                       --            --            --            --            (301)        $ (301)
Net earnings                                           --            --         9,378            --              --          9,378
                                                                                                                            ------
Comprehensive income                                   --            --            --            --              --         $9,077
                                                                                                                            ======
Dividends declared ($.06 per share)                    --            --          (849)           --              --
                                                   ------       -------      --------        ------         -------
Balance at March 31, 1998                          16,169       $44,975      $110,329        (2,302)        $(1,696)
                                                   ======       =======      ========        ======         =======

See accompanying Notes to Consolidated Financial Statements.


                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  Accounting Policies

         For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 31, 1997.

         The results for the three months ended March 31, 1998, and 1997, have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature.

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current year's presentation.

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

         The following unaudited pro forma financial information, which reflects continuing operations only, assumes that the Business was acquired on January 1, 1997, and is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                                    Three Months Ended
                                                      March 31, 1997
                                                      --------------
       Net sales                                          $101,255
       Net earnings                                         $6,877
       Diluted earnings per share                             $.43

                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(2)   Acquisitions and Divestitures, continued

         Test & Measurement Products Segment: On June 4, 1997, the Company completed the sale of the companies that formed its Test & Measurement Products Segment to an affiliate of AMETEK, Inc. for approximately $34.0 million in cash and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. As a result of the foregoing, the Company discontinued its manufacturing and marketing of test and measurement products (including force-measurement gauges, rheology test systems and weighing devices) and the Test & Measurement Products Segment is reported as a discontinued operation. The sales of the Test & Measurement Products Segment were approximately $6.9 during the three months ended March 31, 1997.

 (3)  Inventories

       Inventories consisted of the following (in thousands):

                                          March 31,           December 31,
                                          ---------           ------------
                                            1998                  1997
                                            ----                  ----
            Finished goods                $20,719               $18,897
            Work in process                13,333                11,852
            Raw materials and supplies     18,642                19,874
                                          -------               -------
                                          $52,694               $50,623
                                          =======               =======


(4)  Derivatives and Other Financial Instruments

       At March 31, 1998, the Company had two forward contracts outstanding, one to purchase 349,000 Irish punt and the other to purchase 105,000 British pounds sterling. The term of both contracts was less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(5)   Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Prior-year earnings per share amounts have been restated. Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such share amounts were 46,000 and 86,000 at March 31, 1998 and 1997, respectively. Earnings per share calculations are as follows (in thousands, except per share amounts):

                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(6)   Earnings Per Share, continued

                                                        Three Months Ended
                                                              March 31,
                                                              ---------
                                                       1998              1997
                                                       ----              ----
          Net earnings                             $  9,378          $  6,834
               Basic earnings per share:
                   Shares                            16,141            16,020
                   Per share amount                $    .58          $    .43
               Diluted earnings per share:
                   Shares                            16,187            16,106
                   Per share amount                $    .58          $    .42

(7)   Business Segment Information

         At March 31, 1998 and 1997, there were no intersegment revenues, and there has not been a material change in Segment assets from December 31, 1997, to March 31, 1998. In addition, the basis for determining Segment financial information has not changed from 1997. Specific Segment data is as follows:

                                         Three Months Ended   Three Months Ended
                                            March 31, 1998       March 31, 1997
                                            --------------       --------------
Net sales:
     Electronic Components                      $ 50,070            $37,331
     Metallurgical Components                     60,678             54,876
                                                --------            -------
         Total                                  $110,748            $92,207
                                                ========            =======

Earnings before income taxes:
     Electronic Components                      $ 10,190            $ 7,070
     Metallurgical Components                      5,116              3,269
                                                --------            -------
         Operating profit                         15,306             10,339
     Other income (expense), net                     (41)              (229)
                                                --------            -------
     Earnings (from continuing operations)
       before income taxes                      $ 15,265            $10,110
                                                ========            =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). This Report should be read in conjunction with the factors set forth in Technitrol's Annual Report on Form 10-K for the year ended December 31, 1997, under the caption "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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

         In 1996, the Company acquired a majority equity interest in Netwave Technologies, Inc. ("Netwave") which was organized in 1996 to acquire the assets of the wireless local area network products business formerly conducted by Xircom, Inc. The Company made a capital contribution to Netwave of cash and assets. On December 31, 1997, the Company sold a significant portion of its ownership interest back to Netwave, while retaining a 19% (non diluted) interest. The Company concluded that Netwave, while continuing to represent an attractive long-term opportunity, required more time and capital than that which was appropriate for the Company to provide in light of its focus on building the value of its core businesses.

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

         In 1997, the MCS began a product rationalization effort in which it identified products which did not fit into its core businesses. Those product lines will be sold or discontinued. In addition, in 1997, the MCS formed global teams to examine and pursue the synergies made available to the MCS by virtue of its global position (i.e., technology, information systems, manufacturing, purchasing and selling). These efforts continue in 1998.

         Discontinued Operations

         In June 1997, the Company completed the sale of its Test & Measurement Products Segment, which previously manufactured and sold material testing systems, force measurement products and weighing devices. The Company concluded that these businesses did not fit within its core competencies nor did they offer opportunities to create significant shareholder value. The Test & Measurement Products Segment is reported as discontinued operations in the accompanying financial statements.

         In management's opinion, the investments, divestiture and strategies described above have positioned the Company for future growth and the creation of additional shareholder value.

Liquidity and Capital Resources

         Total working capital at March 31, 1998, was $91.1 million, an increase of $8.3 million from the working capital of $82.8 million at December 31, 1997. Worldwide, cash on-hand at March 31, 1998, was $52.9 million.

         Cash Flows from Operating Activities

         Cash flow from operations was $9.0 million for the quarter ended March 31, 1998. Accounts receivable increased by $4.3 million during the first three months of 1998 as a result of the record sales level of the Company as a whole and increased accounts receivable at the newly acquired magnetic components operations of Nortel. The Company acquired an insignificant level of accounts receivable as part of the Nortel acquisition. The increase in that operation's accounts receivable, along with other elements of working capital requirements, occurred in December 1997 and the first quarter of 1998. (See Note 2 of Notes to Consolidated Financial Statements.) Inventories increased by $2.5 million during the quarter and reflect the customer-driven reduction in lead times, continued push to just-in-time delivery and inventories required to support the increase in telecom and power conversion business. Accounts payable and accrued expenses increased in 1998 as a result of the Company's higher sales and profits and increased inventory level.

         Cash Flows from Investing Activities

         Cash used by investing activities was $3.5 million during the first three months of 1998. Approximately $.9 million was used for the payment of previously accrued expenses related to the acquisition of Nortel's magnetic components business. Cash payments for capital expenditures totaled approximately $2.6 million during the first three months of 1998. Further capital expenditures are expected during 1998 for purposes of expanding production capacity, improving the operating efficiency of the Company's businesses and upgrading technology systems. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in countries where it does not currently have operating facilities. The Company's foreign operations are conducted in Canada, China, Europe, Hong Kong, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company is currently expanding its manufacturing facilities in China and Thailand. With the exception of approximately $3.2 million of retained earnings in China which have been appropriated and restricted in accordance with Chinese regulations, substantially all unremitted earnings held abroad are free from legal or contractual restrictions in the country of incorporation. The Company has not experienced any significant liquidity restrictions in any country in which it operates and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which certain governments require for international cash transfers may potentially delay cash remittances from time to time. The earnings of these entities referred to above represent a material portion of the Company's liquid assets and are likely to be reinvested outside of the United States. As has been the case in recent years, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the United States. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the United States. In the event that foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow.

         The Company believes that cash generated by operations and, if necessary, additional borrowings under credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company currently has committed unused lines of credit from domestic banks aggregating approximately $54.0 million.

         Cash Flows from Financing Activities

         Long-term debt repayments during the first three months of 1998 totaled $.5 million. Those repayments relate to the Company's domestic term debt. The borrowings under the Company's multi-currency facility at March 31, 1998, were exclusively denominated in Deutsche marks. The borrowings are expected to continue to be repaid from the cash flows of AMI Doduco's German operation and, since the functional currency of that operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility. Dividends of $.8 million were paid during the first quarter of 1998. Quarterly dividends are expected to continue to be paid during the foreseeable future. During the first quarter of 1998, the Company increased its quarterly dividend from $.0525 to $.06 per share.

         Foreign Currency Effects

         During the first three months of 1998, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the European sales of AMI Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. Although for 1997 as a whole the Deutsche mark devalued approximately 14% against the U.S. dollar, at March 31, 1998, the exchange rate between the U.S. dollar and the Deutsche mark was approximately the same as at December 31, 1997.

         Over the past nine months, a number of currencies in the countries where the Company manufactures and/or sells products (in addition to the Deutsche mark) depreciated significantly relative to the U.S. dollar. Although the Company has operations in certain countries which have experienced significant devaluations, such as Ireland, the Philippines, Malaysia and Thailand, the devaluation of those currencies has not had a significant negative impact on the results of operations of the Company. For the most part, the Company's sales originating in those countries, as well as the majority of raw material purchases, are denominated in U.S. dollars, while expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies. As a result, the devaluation of local currencies favorably affects the Company's profitability by reducing the equivalent U.S. dollar amount of manufacturing costs paid in those currencies.

         In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift to a third party the risk, whether positive or negative, of currency fluctuations from the date of the contract. At March 31, 1998, the Company had two forward contracts outstanding, one to purchase Irish punt and the other for British pounds sterling. Both were short-term in duration and immaterial to the Company's financial position. The Company will consider increasing the use of currency exchange forward contracts, depending on the amount of sales and purchases made in local currencies and the type of currency, and depending on the fees and other costs associated with such contracts. In addition, the company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

Results of Operations

         Sale of the Test & Measurement Products Segment

         The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. That Segment was sold by the Company on June 4, 1997. The first quarter 1997 sales of the Test & Measurement Products Segment were approximately $6.9 million.

         Revenues

         Sales attributable to continuing operations were $110.7 million during the first quarter of 1998 and $92.2 million in the comparable prior-year quarter. The increased sales in 1998 reflect the acquisition of the Company's production operations in Malaysia and Thailand and consequent increases in telecom and power conversion business. In addition, the MCS made a significant contribution to the record sales during the quarter as sales originating from AMI Doduco's European operations were higher than in the prior year.

         The sales of the ECS during the first quarter of 1997 include the sales of Netwave, which were insignificant. During 1998, the consolidated sales of the Company exclude the sales of Netwave, since the Company's equity interest in Netwave is now 19%. In 1997, that interest was 80%.

         Sales of the ECS were 34.1% ahead of the prior-year period, reflecting the expansion of product lines that address the telecommunications and power conversion equipment markets. This reflects the Segment's strategy of reducing sales of local area network ("LAN") products as a percentage of total sales while maintaining its leadership position in the LAN market. However, first-quarter shipments exceeded orders in the ECS and the Segment's backlog was reduced accordingly during the quarter from both the end of the comparable quarter in 1997 and at the end of 1997. As noted in the past, backlog has become a less reliable predictor of near-term sales as customers have demanded - and received - increasingly short lead times, driven by their constantly changing needs and the Company's increased manufacturing flexibility. This trend applies to both Segments of the Company.

         ECS orders for LAN product lines were weak in the first quarter, generally continuing a trend that began in mid-1997 and reflecting published reports from significant customers and other industry participants. Based on these reports and customer information provided to the Company, management does not expect a significant upturn in this market until the latter part of this year. Nevertheless, management believes LAN will continue its significant growth over the long term and the Company intends to maintain its leadership position in the market. Orders and sales in the ECS's telecom and power conversion product lines were much stronger than last year, reflecting underlying growth as well as the addition of operations in Malaysia and Thailand.

         Sales in the MCS were up 10.6% compared with prior-year levels, as economic conditions for the construction and durable goods industries continued to be favorable. The sales of $60.7 million for the MCS in the first quarter of 1998 include the effect on sales of AMI Doduco's German operations of a quarterly average Deutsche mark-to-dollar exchange rate that was 9.3% lower than it was in the first quarter of 1997. As noted above, the European sales reported by AMI Doduco are subject to the fluctuating exchange rate between the U.S. dollar and European currencies, particularly the Deutsche mark. European sales for the MCS reflect the positive impact of efforts to improve the overall performance of European operations, notwithstanding the significant strengthening of the dollar against the Deutsche mark since the beginning of 1997. The higher sales in 1998 also reflect increased market demand in Eastern European countries, especially for the Segment's stamped parts and rivets, many of which originate from AMI Doduco's production facility in Spain. The integration of the worldwide operations of the MCS is continuing. The Segment's product rationalization plan may result in annual revenue decreases for the Segment in the near term of up to $10 million (at current exchange rates) which may be largely offset by sales growth of the continuing products of the Segment.

         Cost of Sales

         During the first quarter of 1998, the Company's gross margin from continuing operations was 32.6%, an increase from 31.4% in the first quarter of 1997. The gross margin of the ECS was slightly lower in 1998 relative to 1997 as the addition of operations acquired from Nortel expanded the Company's telecom and power conversion product lines, which generally have lower margins than LAN products, and drove margins higher in dollars, but lower as a percentage of sales. Overall, ECS margins remained strong relative to management and industry expectations, due in a large part to increased manufacturing efficiencies continuing to keep pace with downward price pressures exerted by customers. ECS margins also reflect favorable exchange rates during the period. Margins in the MCS improved from the comparable prior-year period as a result of favorable product mix and continued integration of the various businesses in this Segment. Further long-term margin improvement is expected in the MCS as integration and the product rationalization plan is completed. The industries served by the Segment, however, remain characterized by aggressive competition and constant pressure on sales prices resulting from on-going customer cost reduction activities.

Operating Expenses

         Total selling, general and administrative expenses for the first three months of 1998 were $20.8 million, or 18.8% of sales, compared to $18.6 million or 20.1% of sales in the comparable 1997 period. General and administrative expenses during the 1998 quarter were lower than anticipated, and the integration and consolidation of Nortel's operations have proceeded much faster than originally planned. Also, the ECS is no longer negatively affected by expenses and operating losses generated by Netwave.

         In the first quarter of 1998, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $2.5 million (5.0% of sales) for the ECS and $1.4 million (2.3% of sales) for the MCS. In 1997, the comparable amounts were $2.3 million (6.2% of sales) for the ECS and $1.8 million (3.3% of sales) for the MCS. The ECS spending in 1997 reflects RD&E at Netwave, which had relatively high RD&E expenses in relation to its sales. Neither Segment plans any significant reduction in RD&E efforts and differences are reflective generally of the timing and expenses of projects underway at any given time.

         Interest

         Net interest expense amounts were less than $.1 million in 1998 and approximately $.3 million in the comparable 1997 quarter. Total outstanding borrowings were approximately $31.8 million at March 31, 1998, compared to $33.0 million at December 31, 1997, and $38.9 million at March 31, 1997. Higher interest expense during the first quarter of 1997 related to Netwave's debt, higher outstanding balances associated with AMI Doduco's European operations and a higher balance of domestic term debt. The majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with (or the amounts drawn down on) the Company's credit facilities move higher during subsequent quarters. In addition, the Company may pursue additional or alternative credit to finance further growth opportunities in one or both Segments. The Company may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, the Company has not used any such instruments thus far.

         Income taxes

         Technitrol's effective tax rate for the first quarter of 1998 was 38.6%, compared with 35.2% for the same period in 1997. The increase was due, in part, to the expiration of the income tax holiday in the People's Republic of China (PRC), where much of the Company's electronic component manufacturing occurs. In general, Technitrol continues to benefit from favorable offshore tax treatments.

         Other issues

         The MCS uses precious metal in the manufacturing of electrical contacts, rivets and other products. Silver is a primary component of many products produced by the MCS. Historically, the Company has leased (or taken on consignment) the silver and certain other metals used in its operations from banks or other financing organizations unrelated to the Company. The rates paid for leasing or consigning precious metals have historically been substantially below the alternative financing costs that would be associated with borrowing the funds necessary to purchase the metals. In addition, the market risk associated with owned precious metals inventories can be substantial. During the first quarter of 1998, the global demand for silver increased significantly and the market price of silver and the associated leasing costs also increased. While the terms of sale within the MCS provide for sale prices to reflect the current market value of silver, the degree to which leasing and other associated costs can be recovered from customers is less certain and is subject to a number of essential factors including competitive conditions. The Company has thus far been successful in managing the costs associated with its precious metals and, while limited amounts have been purchased for use in production during 1998, the vast majority of its precious metal inventory continues to be leased or consigned. If the terms and conditions of the Company's precious metal leases change significantly in a short period of time, and the Company is unable to recover increased costs through higher sale prices for its products, a negative impact on the Company's results of operations and liquidity may result. The Company considers this risk to be one shared by all of its competitors as well.

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and conversion to the Euro currency moves closer to a reality. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Euro conversion issue is equally complex as systems must convert local currencies to Euros and back using complex techniques. Motivated in part by the year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS has begun installing a worldwide Enterprise Resource Planning ("ERP") system. Moreover, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in a time period sufficient to allow adequate time for testing. The total costs associated with addressing the year 2000 and Euro conversion issues cannot be accurately estimated at this time, but the Company does not believe that the costs will have a material negative impact on its results of operations, liquidity or capital resources during 1998. The Company does not believe that the year 2000 or Euro conversion problems will pose significant operational problems for the Company's computer systems after modification and conversion. The year 2000 problem creates risks for the Company with respect to third parties with whom the Company deals with worldwide. Failures of third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company is making inquiries of its major vendors to determine the level of their year 2000 compliance and related issues.

         The Company is involved in various claims, legal actions, customs issues and other disputes arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                          NONE

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                  NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                            NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        NONE

ITEM 5  OTHER INFORMATION                                          NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                 The Exhibit Index is on page 17

        (b) Reports on Form 8-K                                    NONE

                                  EXHIBIT INDEX

DOCUMENT

  3. (i)  Articles of Incorporation    Incorporated by reference to Form 8-A/A
                                       dated April 10, 1998

     (ii) By-laws                      Incorporated  by reference to Form 10-K
                                       for the year ended December 31, 1995

  4. Instruments defining rights       Incorporated by reference from Form 10-K
     of security holders               for the year ended December 31, 1995
                                       and from Exhibit 4 of Form 8-K
                                       dated August 30, 1996

 27. Financial Data Schedule           Electronic Filing Only

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TECHNITROL, INC.
                                    -------------------------------------------
                                                    (Registrant)



      May 5, 1998                   /s/Albert Thorp, III
---------------------------         -------------------------------------------
        (Date)                      Albert Thorp, III
                                    Vice President - Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

      May 5, 1998                   /s/Drew A. Moyer
---------------------------         -------------------------------------------
        (Date)                      Drew A. Moyer
                                    Corporate Controller and Secretary
                                      (Principal Accounting Officer)