Form 10-Q
period 1998-06-30
TECHNITROL INC
filed 1998-08-12
CIK 96763

================================================================================
                                                                   Exhibit index
                                                                   is on Page 18



                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998, or

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



Common Stock - Shares Outstanding as of June 30, 1998:                16,183,486

================================================================================

                        TECHNITROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1998 and December 31, 1997

                                 (In thousands)

                                                     June 30,          Dec. 31,
                                                       1998              1997
                                                      ------            ------
         Assets                                    (unaudited)
         ------

Current Assets:
     Cash and cash equivalents                        $ 57,533         $ 48,803
     Trade receivables                                  55,033           53,990
     Inventories                                        53,810           50,623
     Prepaid expenses and other current assets           7,826            3,995
                                                       -------          -------
           Total current assets                        174,202          157,411

Property, plant and equipment                          113,317          106,803
     Less accumulated depreciation                      53,080           47,140
                                                        ------           ------
           Net property, plant and equipment            60,237           59,663
Deferred income taxes                                    8,587            7,582
Excess of cost over net assets acquired, net            28,493           29,571
Other assets                                               953            1,107
                                                       -------          -------
                                                      $272,472         $255,334
                                                       =======          =======

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt           $  2,027         $  2,025
     Accounts payable                                   11,130           11,319
     Accrued expenses                                   64,675           61,288
                                                        ------           ------
           Total current liabilities                    77,832           74,632

Long-term liabilities:
     Long-term debt, excluding current installments     28,590           30,932
     Other long-term liabilities                         6,750            7,395

Shareholders' equity:
     Common stock and additional paid-in capital        45,315           43,148
     Retained earnings                                 117,650          101,800
     Other                                              (3,665)          (2,573)
                                                       -------          -------
           Total shareholders' equity                  159,300          142,375
                                                       -------          -------
                                                      $272,472         $255,334
                                                       =======          =======

       See accompanying Notes to Consolidated Financial Statements.


                        TECHNITROL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                        (In thousands, except share data)

                                                                    Three Months                   Six Months
                                                                   Ended June 30                  Ended June 30
                                                                   -------------                  -------------
                                                                 1998            1997            1998           1997
                                                                 ----            ----            ----           ----
Net Sales                                                     $104,888        $103,927        $215,636       $196,134

Costs and expenses applicable to sales:
   Cost of goods sold                                           71,729          70,281         146,335        133,573
   Selling, general and administrative
     expenses                                                   19,560          21,087          40,396         39,663
                                                                ------          ------          ------         ------

       Total costs and expenses applicable to
         sales                                                  91,289          91,368         186,731        173,236

Operating profit                                                13,599          12,559          28,905         22,898

Other income (expense):
   Interest, net                                                  (310)           (168)           (355)          (493)
   Other                                                           212             104             216            200
                                                                 -----           -----           -----          -----
      Total other income (expense)                                 (98)            (64)           (139)          (293)
                                                                 -----           -----            ----           ----
Earnings before taxes                                           13,501          12,495          28,766         22,605

Income taxes                                                     5,088           4,595          10,975          8,152

Net earnings from continuing operations                          8,413           7,900          17,791         14,453

Discontinued operations:
   Earnings (loss) from operations of the Test &
      Measurement Products Segment, net of
      income taxes                                                  --             (23)            --             258
   Gain on disposal of discontinued business
      (less income taxes of $11,064)                                --          11,502             --          11,502
                                                               -------          ------          ------         ------
Net earnings                                                  $  8,413         $19,379         $17,791        $26,213
                                                               =======          ======          ======         ======

Earnings per share from continuing operations:
   Basic                                                      $    .53         $   .49         $  1.11        $   .90
   Diluted                                                    $    .52         $   .49         $  1.10        $   .90

Net earnings per share:
   Basic                                                      $    .53         $  1.20          $ 1.11        $  1.62
   Diluted                                                    $    .52         $  1.20          $ 1.10        $  1.62

Dividends declared per share                                  $    .06         $ .0525          $  .12        $  .105

See accompanying Notes to Consolidated Financial Statements.


                        TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1998 and 1997

                                   (Unaudited)

                                 (In thousands)

                                                                June 30,     June 30,
                                                                  1998         1997
                                                                  ----         ----
Cash flows from operating activities:
Net earnings                                                     $17,791     $26,213
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                 7,168       5,660
     Gain on sale of Test & Measurement Products Segment             --      (11,502)
     Changes in assets and liabilities, net of effect of
          discontinued operations:
       Accounts receivable                                        (1,926)    (16,783)
       Inventories                                                (3,345)     (8,670)
       Accounts payable and accrued expenses                       2,409      13,596
     Other, net                                                   (1,530)     (1,715)
                                                                  ------      ------
         Net cash provided by operating activities                20,567       6,799
                                                                  ------      ------

Cash flows from investing activities:
     Proceeds from the sale of discontinued operations, net
        of cash sold and expenses paid                               --       33,179
     Acquisitions, net of cash acquired                           (1,180)     (8,084)
     Capital expenditures                                         (6,778)     (7,019)
     Proceeds from sale of property, plant and equipment             --           49
                                                                  ------      -------
         Net cash (used in) provided by investing activities      (7,958)     18,125
                                                                  ------      ------

Cash flows from financing activities:
     Dividends paid                                               (1,817)     (1,644)
     Proceeds of long-term borrowings                                --       10,159
     Principal payments of long-term debt                         (2,119)    (11,916)
     Repayments of short-term debt, net                              --         (211)
     Proceeds from exercise of stock options                          97         269
     Contributions from minority interest in subsidiary              --          100
                                                                  ------      ------
         Net cash used in financing activities                    (3,839)     (3,243)
                                                                  ------      ------

Net effect of exchange rate changes on cash                          (40)     (1,679)
                                                                  ------      ------

Net increase in cash and cash equivalents                          8,730      20,002

Cash and cash equivalents at beginning of year                    48,803      43,531
                                                                  ------      ------

Cash and cash equivalents at June 30                             $57,533     $63,533
                                                                  ======      ======

See accompanying Notes to Consolidated Financial Statements.


                        TECHNITROL, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Shareholders' Equity

                                  June 30, 1998

                                   (Unaudited)

                      (In thousands, except per share data)

                                                                                                   Other
                                                                                        -----------------------------
                                                                                                           Accumu-
                                                     Common stock and                                     lated other
                                                     paid-in capital                       Deferred         compre-         Compre-
                                                    -------------------      Retained        compen-        hensive         hensive
                                                    Shares       Amount      earnings        sation         income           income
                                                    ------       ------      --------        ------         ------           ------
Balance at January 1, 1998                         16,135       $43,148      $101,800       $(1,178)        $(1,395)

Stock options, awards and related compensation         48         1,467            --          (967)             --
Tax benefit of stock compensation                     --            700            --            --              --
Currency translation adjustments                      --            --             --            --            (125)       $  (125)
Net earnings                                          --            --         17,791            --              --         17,791
                                                                                                                            ------
Comprehensive income                                  --            --             --            --              --        $17,666
                                                                                                                            ======
Dividends declared ($.12 per share)                   --            --        (1,941)           --              --
                                                   ------        ------       -------        ------          ------
Balance at June 30, 1998                           16,183       $45,315      $117,650        (2,145)        $(1,520)
                                                   ======        ======       =======        ======          ======

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

         The results for the six months ended June 30, 1998, and 1997, have been prepared by Technitrol's management without audit or participation by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature.

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

                                                       Six Months Ended
                                                        June 30, 1997
                                                        -------------
         Net sales                                          $214,229
         Net earnings                                        $15,102
         Diluted earnings per share                             $.93

                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(2)   Acquisitions and Divestitures, continued

         GTI Corporation ("GTI"): On May 27, 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of GTI for approximately $34 million. Closing is expected during the third quarter of 1998; however, it is subject to the approval of GTI shareholders and other terms and conditions normally found in agreements of this type. GTI manufactures magnetics-based components for signal processing and power transfer functions primarily in local area networking, but also for telecommunications and broadband applications. The acquisition will be accounted for by the purchase method of accounting and results of GTI will be included with those of the Company beginning as of the closing date.

         Test & Measurement Products Segment: On June 4, 1997, the Company completed the sale of the companies that formed its Test & Measurement Products Segment to an affiliate of AMETEK, Inc. for approximately $34.0 million in cash and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. As a result of the foregoing, the Company discontinued its manufacturing and marketing of test and measurement products (including force-measurement gauges, rheology test systems and weighing devices) and the Test & Measurement Products Segment is reported as a discontinued operation in 1997.

 (3)  Inventories

       Inventories consisted of the following (in thousands):

                                               June 30,         December 31,
                                                  1998                 1997
           Finished goods                       $20,533              $18,897
           Work in process                       13,763               11,852
           Raw materials and supplies            19,514               19,874
                                                 ------               ------
                                                $53,810              $50,623
                                                 ======               ======


(4)  Derivatives and Other Financial Instruments

       At June 30, 1998, the Company had two forward contracts outstanding, one to purchase 247,000 Irish punt and the other to purchase 152,000 British pounds sterling. The term of both contracts was less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(5)   Earnings Per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Prior-year earnings per share amounts have been restated. Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such share amounts were 37,000 and 81,000 for the three months ended June 30, 1998 and 1997, respectively, and 37,000 and 80,000 for the six-month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):

                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(5)   Earnings Per Share, continued

                                                Three Months                Six Months
                                               Ended June 30              Ended June 30
                                             1998         1997            1998         1997
                                             ----         ----            ----         ----
Net earnings                             $  8,413      $19,379         $17,791      $26,213
     Basic earnings per share:
         Shares                            15,983       16,101          15,967       16,061
         Per share amount                $    .53      $  1.20         $  1.11      $  1.62
     Diluted earnings per share:
         Shares                            16,209       16,182          16,193       16,141
         Per share amount                $    .52      $  1.20         $  1.10      $  1.62

(6)    Business Segment Information

         At June 30, 1998 and 1997, there were no material intersegment revenues, and there has not been a material change in Segment assets from December 31, 1997, to June 30, 1998. In addition, the basis for determining Segment financial information has not changed from 1997. Specific Segment data is as follows:

                                                Three Months                 Six Months
                                               Ended June 30                Ended June 30
                                             1998         1997            1998         1997
                                             ----         ----            ----         ----
Net sales:
     Electronic Components               $ 46,223     $ 46,638        $ 96,293     $ 83,969
     Metallurgical Components              58,665       57,289         119,343      112,165
                                           ------       ------         -------      -------
         Total                           $104,888     $103,927        $215,636     $196,134
                                          =======      =======         =======      =======

Earnings before income taxes:
     Electronic Components               $  8,766     $  8,973        $ 18,956     $ 16,043
     Metallurgical Components               4,833        3,586           9,949        6,855
                                          -------      -------         -------      -------
         Operating profit                  13,599       12,559          28,905       22,898
     Other income (expense), net              (98)         (64)           (139)        (293)
                                          -------      -------         -------      -------
     Earnings (from continuing
       operations) before income taxes   $ 13,501     $ 12,495        $ 28,766     $ 22,605
                                          =======      =======         =======      =======

(7)    Subsequent Events

         On July 3, 1998, the Company purchased all of the capital stock of FEE Technology, S.A. ("FEE"). The total purchase price including assumed debt and transaction costs approximated $20 million. The estimated annual revenue of FEE is approximately $36 million. FEE will become part of the Electronic Components Segment. On the same date, the Metallurgical Components Segment acquired certain assets of Metales y Contactos, S.A. de C.V. ("Metales"). The purchase price of Metales' assets was not material to the Company's consolidated financial position. Both acquisitions were accounted for by the purchase method of accounting and, as such, the financial results of both FEE and Metales will be included with those of the Company beginning on July 3, 1998.

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

         Electronic Components Segment ("ECS")

         The Electronic Components Segment provides a broad array of magnetics-based components, miniature chip inductors and modules for use primarily in local area network, telecommunication and power-conversion products. As of June 30, 1998, manufacturing facilities were located in the United States, Ireland, Malaysia, Thailand, the Philippines and the People's Republic of China. Additional manufacturing facilities were added subsequent to June 30, 1998 in France, Thailand, and Poland as a result of the acquisition of FEE Technology, S.A. ("FEE"), as outlined below.

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

         The Company completed the acquisition of FEE on July 3, 1998, and expects to complete the purchase of GTI Corporation ("GTI") in the third quarter of 1998. FEE designs and manufactures magnetic components for telecommunications and power conversion equipment. GTI manufactures magnetics-based components for signal processing and power transfer functions primarily in local area networking, but also for telecommunications and broadband applications. Both FEE and GTI will become part of the Pulse organization. The Company intends to transfer all GTI operations (currently conducted in the Philippines and China) to the Company's own manufacturing locations in one or both of those countries.

         Metallurgical Components Segment ("MCS")

         The Metallurgical Components Segment is a broad-based manufacturer of precious metal electrical contacts, bonded or clad metals and contact assemblies. These electrical components are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances, automotive and various electrical products. This Segment also engages in sophisticated electroplating and metal refining services. Manufacturing takes place in the United States, Puerto Rico, Germany, Spain and, with the acquisition of certain assets of Metales y Contactos, S.A. de C.V. ("Metales"), Mexico.

         In late 1996, in furtherance of its strategy of creating critical mass in and further effecting geographical penetration of its metallurgical businesses, the Company acquired the assets of Doduco GmbH ("Doduco"), which was engaged in the manufacture in Germany and Spain of precious metal contacts, bimetal products and certain contact assemblies. These operations were combined with the Company's metallurgical component operations within the MCS and now operate globally under the name AMI DODUCO. In July of 1998, the Company acquired certain assets of Metales. With operations located near Mexico City, Metales designs and manufactures precious and semi-precious metal contacts used mainly in automobiles and other durable goods. Metales is now part of AMI DODUCO. The Company believes that the MCS possesses the critical mass necessary to enable this Segment to capitalize on advantages in the global markets for metallurgical contacts, bimetals and related products.

         In 1997, the MCS began a product rationalization effort by which it identified products which did not fit into its core businesses. Those product lines are in the process of being moved, sold or discontinued. In addition, in 1997, the MCS formed global teams to examine and pursue the synergies made available to the MCS by virtue of its global position (i.e., technology, information systems, manufacturing, purchasing and selling). These efforts continue in 1998.

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

Liquidity and Capital Resources

         Total working capital at June 30, 1998, was $96.4 million, an increase of $13.6 million from the working capital of $82.8 million at December 31, 1997. Worldwide, cash on-hand at June 30, 1998, was $57.5 million. Cash on-hand was used for the purchase of the capital stock of FEE and certain assets of Metales in early July 1998. The Company anticipates using its available credit to finance the approximate $34.0 million purchase price for GTI.

         Cash Flows from Operating Activities

         Cash flow from operations was $20.6 million for the six months ended June 30, 1998. The accounts receivable increase of $1.9 million during the period included accounts receivable balances at the newly acquired magnetic components operations of Nortel and an increase in AMI DODUCO's receivable balance in Europe, where the market has been strong for AMI DODUCO products. Partially offsetting these increases is a decrease in Pulse's European accounts receivable balance. Inventories increased by $3.3 million during the quarter and continue to reflect the customer-driven reduction in lead times and push to just-in-time delivery. Accounts payable and accrued expenses increased in 1998 as a result of the Company's growth as evidenced by higher sales and profits and increased inventory level.

         Cash Flows from Investing Activities

         Cash used by investing activities was $8.0 million during the first six months of 1998. Approximately $1.2 million was used for the payment of previously accrued expenses related to the acquisition of Nortel's magnetic components business. Cash payments for capital expenditures totaled approximately $6.8 million during the first half of 1998. Further capital expenditures are expected during 1998 for purposes of expanding production capacity, improving the operating efficiency of the Company's businesses and upgrading information technology systems. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in countries where it does not currently have operating facilities. For instance, with the acquisition of FEE and certain operating assets of Metales, the Company now has operating facilities in France, Poland and Mexico in addition to the numerous countries where it had existing operations.

         With the exception of approximately $3.2 million of retained earnings in China which have been appropriated and restricted in accordance with Chinese regulations, substantially all unremitted earnings held abroad are free from legal or contractual restrictions in the country where they are held. The Company has not experienced any significant liquidity restrictions in any country in which it operates and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which certain governments require for international cash transfers may potentially delay cash remittances from time to time. The earnings of foreign subsidiaries represent a material portion of the Company's liquid assets and are likely to be reinvested outside of the United States. As has been the case in the recent past, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the United States. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the United States. In the event that foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow.

         The Company believes that cash generated by operations and, if necessary, additional borrowings under credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company currently has unused lines of credit from banks aggregating approximately $54.0 million. The Company has received a commitment from a consortium of banks to increase its line of credit to $100 million in order to provide the Company with additional financial flexibility. Closing on this unsecured line of credit is expected to occur by the end of August.

         Cash Flows from Financing Activities

         Long-term debt repayments during the first half of 1998 totaled $2.1 million. Approximately $1.0 million of those repayments relate to the Company's domestic term debt. The remaining payments relate to borrowings under the Company's multi-currency facility which, at June 30, 1998, were exclusively denominated in Deutsche marks. In July 1998, the Company entered into a DM10.0 million unsecured loan facility with a German bank in order to convert a portion of its outstanding credit from a variable-rate, revolver to fixed-rate, term debt. This loan is for a term of five years, bears interest at a fixed rate of 5.57% and is non-amortizing. The borrowings for both facilities are expected to continue to be repaid from the cash flows of AMI DODUCO's German operation and, since the functional currency of that operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility.

         Dividends of $1.8 million were paid during the first half of 1998. Quarterly dividends are expected to continue to be paid during the foreseeable future.

         Foreign Currency Effects

         During the first half of 1998, the Company did not experience any significant foreign currency gains or losses. However, as a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the European sales of AMI DODUCO which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. Although for 1997 as a whole the Deutsche mark devalued approximately 14% against the U.S. dollar, at June 30, 1998, the exchange rate between the U.S. dollar and the Deutsche mark was approximately the same as at December 31, 1997.

         Over the past year, a number of currencies in the countries where the Company manufactures and/or sells products (in addition to the Deutsche mark) depreciated significantly relative to the U.S. dollar. Although the Company has operations in certain countries which have experienced significant devaluations, such as Ireland, the Philippines, Malaysia and Thailand, the devaluation of those currencies has not had a significant negative impact on the results of operations of the Company. For the most part, the Company's sales originating in those countries, as well as the majority of raw material purchases, are denominated in U.S. dollars, while expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies. As a result, the devaluation of local currencies favorably affects the Company's profitability by reducing the equivalent U.S. dollar amount of manufacturing costs paid in those currencies.

         In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift to a third party the risk, whether positive or negative, of currency fluctuations from the date of the contract. At June 30, 1998, the Company had two forward contracts outstanding, one to purchase Irish punt and the other for British pounds sterling. Both were short-term in duration and immaterial to the Company's financial position. The Company will consider increasing the use of currency exchange forward contracts, depending on the amount of sales and purchases made in local currencies and the type of currency, and depending on the fees and other costs associated with such contracts. In addition, the Company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard is effective for quarters of fiscal years beginning after June 15, 1999. Adoption of this standard is not expected to have a material effect on the Company's operating results or liquidity and any effect on the Company's consolidated balance sheet will be dependent upon the amount, if any, of hedging activity outstanding on the date of adoption.

Results of Operations

         Results of operations for the three month and six month periods ending June 30, 1998 and 1997 are as follows (in thousands):

                                         Three months               Six months
                                         Ended June 30            Ended June 30
                                          1998     1997           1998       1997
                                        -------   -------       -------    -------
Net Sales:
  Electronic Components                 $ 46,223  $ 46,638      $ 96,293   $ 83,969
  Metallurgical Components                58,665    57,289       119,343    112,165
                                         -------   -------       -------    -------
   Total                                $104,888  $103,927      $215,636   $196,134
                                         =======   =======       =======    =======

Earnings before income taxes:
  Electronic Components                 $  8,766  $  8,973      $ 18,956   $ 16,043
  Metallurgical Components                 4,833     3,586         9,949      6,855
                                         -------   -------       -------    -------
    Operating Profit                      13,599    12,559        28,905     22,898
  Other income (expense), net                (98)      (64)         (139)      (293)
                                         -------   -------       -------    -------
  Earnings (from continuing
    operations) before income taxes     $ 13,501  $ 12,495      $ 28,766   $ 22,605
                                         =======   =======       =======    =======

        Revenues*

         Sales for the second quarter of 1998 increased by an insignificant amount when compared to the prior year second quarter. Sales for the first half of 1998 increased 9.9% from the comparable period of 1997. The increase is primarily attributable to the sales associated with the magnetic components business purchased from Nortel in late 1997, and an increase in sales originating from AMI DODUCO's European operations. Partially offsetting these increases is lower sales of product into the local area network ("LAN") component markets, particularly in Europe.

         The sales of the ECS during the second quarter and first half of 1997 include the sales of Netwave Technologies, Inc. ("Netwave"), which were insignificant. During 1998, the consolidated sales of the Company exclude the sales of Netwave as the Company reduced its equity interest from 80% to 19% as of December 31, 1997. The remaining 19% interest was subsequently sold in the second quarter of 1998.

         ECS sales, particularly in the second quarter, were affected by continued softness in the LAN component markets worldwide. This should be addressed in the context that LAN sales in the second quarter of 1997 were at the highest levels ever recorded by the ECS. In addition, order entry in the telecommunication markets was a bit less than projected in the second quarter of 1998 as some Asian infrastructure programs remain on hold. As telecommunications are an essential element of a modern economy, the Company is confident that these programs will eventually be completed.

----------
* The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. That Segment was sold by the Company on June 4, 1997. The sales of the Test & Measurement Products Segment in 1997 were approximately $11.8 million prior to the divestiture.

         ECS orders for LAN product lines were soft in the second quarter and first half of 1998, continuing a trend that began in mid-1997 and is reflective of published reports from significant customers and other industry participants. Based on these reports and customer information provided to the Company, management does not expect a significant upturn in this market until the latter part of this year nor does management expect to see further softening in this market. Management believes LAN will continue its significant growth over the long term and the Company intends to maintain its leadership position in the market. Orders and sales in the ECS's telecommunication and power conversion product lines were higher in the first six months of 1998 when compared to last year, reflecting underlying growth in the power conversion market as well as the addition of operations in Malaysia and Thailand. While the ECS backlog was essentially unchanged from that at the end of the first quarter, LAN backlog increased approximately 3.2% from that at March 31, 1998.

         The 6.4% increase in year-to-date MCS sales from the prior year reflects continued favorable economic conditions for the construction and durable goods industries offset by softness in demand for powder metal products which are generally related to housing. The sales for the MCS in the second quarter and first half of 1998 include the effect on sales of AMI DODUCO's German operations of a quarterly and year-to-date average Deutsche mark-to-dollar exchange rate that was 4.4% and 6.9% lower than it was in the second quarter and first half of 1997, respectively. As noted above, the European sales reported by AMI DODUCO are subject to the fluctuating exchange rate between the U.S. dollar and European currencies, particularly the Deutsche mark. The integration of the worldwide operations of the MCS is continuing as projected.

         Cost of Sales

         During the second quarter of 1998, the Company's gross margin was 31.6%, a slight decrease from 32.4% in 1997. On a year-to-date basis, the gross margin was up slightly to 32.1% in 1998 from 31.9% in 1997. The primary cause of the fluctuations is the mix of products sold in these periods across both Segments taken as a whole.

         For the second quarter and first half of 1998, the gross margins of the ECS were slightly lower when compared to the same periods in 1997. As noted previously, the margins are affected by the addition of operations acquired from Nortel as telecommunications and power conversion products generally have lower margins than LAN products. In addition, the softness in the LAN market resulted in lower volumes of higher margin LAN sales, especially when comparing the second quarter of 1998 to 1997 as the second quarter 1997 LAN sales were at record levels. Partially offsetting these factors for the first half results were favorable exchange rates.

         The MCS gross margin for the three month period ended June 30, 1998 was essentially unchanged compared to the same period ended June 30, 1997. The MCS margin for the six month period ended June 30, 1998 improved relative to the comparative 1997 period. Product mix and the continued integration of the various businesses in this segment positively impacted the year-to-date gross margins. Further long-term margin improvement is expected in the MCS as integration and the product rationalization plan is completed. The industries served by this Segment, however, remain characterized by aggressive competition and constant pressure on sales prices resulting from on-going customer cost reduction activites.

         Operating Expenses

         Total selling, general and administrative expenses for the second quarter of 1998 were $19.6 million, or 18.6% of sales, compared to $21.1 million or 20.3% of sales in the comparable 1997 period. For the six months ended June 30, 1998 and 1997, total selling, general and administrative expenses were $40.4 million and $39.7 million, respectively, or 18.7% and 20.2% of sales. As a percentage of sales, selling, general and administrative expenses during the second quarter and first half of 1998 were lower due to a variety of factors, a principal factor being the absence of Netwave which negatively affected selling, general and administrative expenses during 1997.

         For the quarter and six months ended June 30, 1998, research, development & engineering expenses ("RD&E"), which are included in general and administrative expenses, were $2.6 million (5.6% of sales) and $5.1 million (5.3% of sales) for the ECS and $1.3 million (2.3% of sales) and $2.8 million (2.3% of sales) for the MCS. For the comparative periods in 1997, the amounts were $2.6 million (5.5% of sales) and $4.9 million (5.8% of sales) for the ECS and $1.4 million (2.4% of sales) and $3.1 million (2.8% of sales) for the MCS. While ECS dollar spending in the second quarter and first six months of 1998 was virtually unchanged, the ECS dollar spending in 1997 reflects RD&E at Netwave, which had relatively high RD&E expenses in relation to its sales. Accordingly, ECS spending in the second quarter for RD&E actually increased significantly in 1998 as this Segment continues to invest in new technologies and related improvements. Neither Segment plans any significant reduction in RD&E efforts.

         Interest

         Net interest expense was approximately $.3 million during the second quarter of 1998, compared with approximately $.2 million during the second quarter of 1997. For the six months ended June 30, 1998, net interest expense was approximately $.4 compared to $.5 million for the comparable period in 1997. The majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with (or the amounts drawn down on) the Company's credit facilities move higher during subsequent quarters. In addition, the Company may pursue additional or alternative credit to finance further growth opportunities in one or both Segments. The Company may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, the Company has not used any such instruments thus far.

         Income taxes

         The effective income tax rate for continuing operations during the second quarter of 1998 was 37.7%, an increase from the effective rate of 36.8% during the comparable prior year period. For the six months ended June 30, 1998, the Company's effective income tax rate for continuing operations was 38.2%, compared to 36.1% in the prior year period. The increase is due, in part, to the expiration of the income tax holiday in the People's Republic of China (PRC), where much of the Company's electronic component manufacturing occurs. Also contributing to the year-to-year increase were increased earnings in Germany which has a relatively high corporate income tax rate. In general, Technitrol continues to benefit from favorable offshore tax treatments.

         Other issues

         The MCS uses precious metal (primarily silver) in the manufacturing of electrical contacts, rivets and other products. Historically, the Company has leased (or taken on consignment) the silver and certain other metals used in its operations from banks or other financing organizations unrelated to the Company. The rates paid for leasing or taking precious metals on consignment have historically been substantially below the alternative financing costs that would be associated with borrowing the funds necessary to purchase the metals. In addition, the market risk associated with owning precious metals inventories can be substantial. As has been the case from time to time in the past, during the first quarter of 1998, the global demand for silver increased significantly at a time when the supply of silver decreased significantly and the market price of silver and the associated leasing costs predictably increased. While the terms of sale within the MCS provide for sale prices to reflect the current market value of silver, the degree to which leasing and other associated costs can be recovered from customers is less certain and is subject to a number of essential factors including competitive conditions. The Company has thus far been successful in managing the costs associated with its precious metals and, while limited amounts have been purchased for use in production during 1998, the vast majority of its precious metal inventory continues to be leased or held on consignment. If the terms and conditions of the Company's precious metal leases change significantly in a short period of time, and the Company is unable to recover increased costs through higher sale prices for its products, a negative impact on the Company's results of operations and liquidity may result. The Company considers this risk to be one shared by all of its competitors.

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and conversion to the Euro currency moves closer to a reality. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Euro conversion issue is equally complex as systems must convert local currencies to Euros and back using complex techniques. Motivated in part by the year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS has begun installing a worldwide Enterprise Resource Planning ("ERP") system which is to be operational before the year 2000. Moreover, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in a time period sufficient to allow adequate time for testing. The total costs associated with addressing the year 2000 and Euro conversion issues cannot be accurately estimated at this time, but the Company does not believe that the costs will have a material negative impact on its results of operations, liquidity or capital resources during 1998. The Company does not believe that the year 2000 or Euro conversion problems will pose significant operational problems for the Company's computer systems after modification and conversion. The year 2000 problem creates risks for the Company with respect to third parties with whom the Company deals with worldwide. Failures of third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company is making inquiries of its major vendors to determine the level of their year 2000 compliance and related issues.

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

PART II. OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                               NONE

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                       NONE

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                 NONE

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            The regular Annual Meeting of Shareholders was held on May 20, 1998. Messrs. Stanley E. Basara, Roy E. Hock and Edward M. Mazze were each elected to a three-year term as Directors of the Company. KPMG Peat Marwick LLP was selected as the Company's independent public accountants for the year ending December 31, 1998, and the Board of Directors Stock Plan was approved. The results of the votes were as follows:

                                       For        Withhold Authority
                                       ---        ------------------
               Stanley E. Basara     13,625,021          88,002
               Roy E. Hock           13,624,581          88,442
               Edward M. Mazze       13,622,851          90,172

                                       For              Against        Abstain
                                       ---              -------        -------
               Board of Directors
                  Stock Plan         13,185,406          41,853         85,764

                                       For              Against        Abstain
                                       ---              -------        -------
               KPMG Peat Marwick     13,587,287         112,948         12,788

ITEM 5      OTHER INFORMATION                                               NONE

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                     The Exhibit Index is on page 18

            (b) Reports on Form 8-K                                         NONE

                                  EXHIBIT INDEX

DOCUMENT

  3. (i)  Articles of Incorporation     Incorporated by reference to Form 8-A/A
                                        dated April 10, 1998

     (ii) By-laws                       Incorporated  by reference to Form 10-K
                                        for the year ended December 31, 1995

  4.      Instruments defining rights   Incorporated by reference to Form 10-K
          of security holders           for the year ended December 31, 1995 and
                                        Form 8-A/A dated April 10, 1998

 10.      Technitrol, Inc. Board of     Incorporated by reference to the
          Directors Stock Plan          Registrant's Definitive Proxy Statement
                                        dated March 27, 1998

 27.      Financial Data Schedule       Electronic Filing Only

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TECHNITROL, INC.
                                             -----------------------------------
                                                     (Registrant)



   August 12, 1998                            /s/Albert Thorp, III
----------------------------------------      ----------------------------------
       (Date)                                 Albert Thorp, III
                                              Vice President - Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


   August 12, 1998                            /s/Drew A. Moyer
----------------------------------------      ----------------------------------
       (Date)                                 Drew A. Moyer
                                              Corporate Controller and Secretary
                                                (Principal Accounting Officer)