Form 10-Q
period 1998-09-30
TECHNITROL INC
filed 1998-11-13
CIK 96763

================================================================================

                                                                   Exhibit index
                                                                   is on Page 22


                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.


Commission File No. 1-5375


                                TECHNITROL, INC.
               (Exact name of registrant as specified in Charter)



               PENNSYLVANIA                                23-1292472
(State or other jurisdiction of incorporation      (IRS Employer Identification
           or organization)                                  Number)


    1210 Northbrook Drive, Suite 385
           Trevose, Pennsylvania                             19053
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        215-355-2900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.     YES [X]    NO [ ]


Common Stock - Shares Outstanding as of September 30, 1998:      16,180,581

                        TECHNITROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                                 (In thousands)

                                                   Sept. 30,          Dec. 31,
                                                     1998               1997
                                                     ----               ----
         Assets                                   (unaudited)
         ------

Current Assets:
     Cash and cash equivalents                     $ 41,754         $ 48,803
     Trade receivables                               68,755           53,990
     Inventories                                     62,897           50,623
     Prepaid expenses and other current assets        5,965            3,995
                                                   --------         --------
           Total current assets                     179,371          157,411

Property, plant and equipment                       131,358          106,803
     Less accumulated depreciation                   56,699           47,140
                                                   --------         --------
           Net property, plant and equipment         74,659           59,663
Deferred income taxes                                 9,024            7,582
Excess of cost over net assets acquired, net         34,192           29,571
Other assets                                          1,808            1,107
                                                   --------         --------
                                                   $299,054         $255,334
                                                   ========         ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt        $  5,526         $  2,025
     Accounts payable                                16,046           11,319
     Accrued expenses                                73,647           61,288
                                                   --------         --------
           Total current liabilities                 95,219           74,632

Long-term liabilities:
     Long-term debt, excluding current
       installments                                  28,884           30,932
     Other long-term liabilities                      6,992            7,395

Shareholders' equity:
     Common stock and additional paid-in capital     45,283           43,148
     Retained earnings                              124,121          101,800
     Other                                           (1,445)          (2,573)
                                                   --------         --------
           Total shareholders' equity               167,959          142,375
                                                   --------         --------
                                                   $299,054         $255,334
                                                   ========         ========

       See accompanying Notes to Consolidated Financial Statements.


                                                     TECHNITROL, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   (Unaudited)

                                                       (In thousands, except share data)

                                                             Three Months                   Nine Months
                                                            Ended Sept. 30,                Ended Sept. 30,
                                                         1998            1997            1998           1997
                                                         ----            ----            ----           ----
Net sales                                              $113,349        $102,127        $328,985       $298,261

Costs and expenses applicable to sales:
   Cost of goods sold                                    78,403          69,440         224,738        203,013
   Selling, general and administrative expenses          22,848          22,430          63,244         61,865
                                                       --------        --------        --------       --------
      Total costs and expenses applicable to sales      101,251          91,870         287,982        264,878
                                                       --------        --------        --------       --------
Operating profit                                         12,098          10,257          41,003         33,383

Other income (expense):
   Interest, net                                           (341)            324            (696)          (169)
   Other                                                   (322)            342            (106)           314
                                                       --------        --------        --------       --------
      Total other income (expense)                         (663)            666            (802)           145
                                                       --------        --------        --------       --------
Earnings before taxes                                    11,435          10,923          40,201         33,528
Income taxes                                              3,993           3,785          14,968         11,937
                                                       --------        --------        --------       --------
Net earnings from continuing operations                   7,442           7,138          25,233         21,591

Discontinued operations:
   Earnings from operations of the Test &
     Measurement Products Segment, net of
     income taxes                                           --              --              --             258
   Gain on disposal of discontinued business
     (less income taxes of $11,064)                         --              --              --          11,502
                                                       --------        --------        --------       --------
   Net earnings                                        $  7,442        $  7,138        $ 25,233       $ 33,351
                                                       ========        ========        ========       ========

Earnings per share from continuing operations:
      Basic                                            $    .47        $    .44        $   1.58       $   1.34
      Diluted                                          $    .46        $    .44        $   1.56       $   1.34

Net earnings per share:
      Basic                                            $    .47        $    .44        $   1.58       $   2.07
      Diluted                                          $    .46        $    .44        $   1.56       $   2.07

Dividends declared per share                           $    .06        $  .0525        $    .18       $  .1575

See accompanying Notes to Consolidated Financial Statements.

                        TECHNITROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1998 and 1997

                                   (Unaudited)

                                 (In thousands)

                                                              Sept. 30,      Sept. 30,
                                                                1998           1997
                                                                ----           ----

Cash flows from operating activities:
Net earnings                                                   $25,233        $33,351
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization                              13,289          9,940
     Gain on sale of Test & Measurement Products Segment           --         (11,502)
     Changes in assets and liabilities, net of effect
          of acquisitions and discontinued operations:
       Accounts receivable                                      (5,083)       (13,000)
       Inventories                                              (3,190)       (12,365)
       Accounts payable and accrued expenses                     5,239         13,508
     Other, net                                                     21         (1,119)
                                                                    --        -------
         Net cash provided by operating activities              35,509         18,813
                                                               -------        -------

Cash flows from investing activities:
     Proceeds from the sale of discontinued operations,
        net of cash sold and expenses paid                          --         32,393
     Acquisitions, net of cash acquired                        (16,816)        (8,100)
     Capital expenditures, exclusive of acquired business      (13,565)       (10,991)
     Proceeds from sale of property, plant and equipment            --            332
                                                               -------        -------
         Net cash provided by (used in) investing activities   (30,381)        13,634
                                                               -------        -------

Cash flows from financing activities:
     Dividends paid                                             (2,788)        (2,490)
     Proceeds of long-term borrowings                            5,890         12,301
     Principal payments of long-term debt                      (16,042)       (18,587)
     Net borrowings of short-term debt, net                         --          1,774
     Proceeds from exercise of stock options                        97            300
     Other                                                          --            100
                                                               -------        -------
         Net cash used in financing activities                 (12,843)        (6,602)
                                                               -------        -------

Net effect of exchange rate changes on cash                        666         (2,071)
                                                                   ---        -------

Net increase (decrease) in cash and cash equivalents            (7,049)        23,774

Cash and cash equivalents at beginning of year                  48,803         43,531
                                                               -------        -------

Cash and cash equivalents at September 30                      $41,754        $67,305
                                                               =======        =======

See accompanying Notes to Consolidated Financial Statements.

                                             TECHNITROL, INC. AND SUBSIDIARIES

                                 Consolidated Statement of Changes in Shareholders' Equity

                                                    September 30, 1998

                                                        (Unaudited)

                                           (In thousands, except per share data)

                                                                                                   Other
                                                                                        -----------------------------
                                                                                                           Accumu-
                                                     Common stock and                                    lated other
                                                     paid-in capital                       Deferred        compre-         Compre-
                                                    -------------------      Retained       compen-        hensive         hensive
                                                    Shares       Amount      earnings       sation          income          income
                                                    ------       ------      --------       ------          ------          ------
Balance at January 1, 1998                         16,135       $43,148      $101,800       $(1,178)        $(1,395)
Stock options, awards and related compensation         46         1,435            --          (786)             --
Tax benefit of stock compensation                      --           700            --            --              --
Currency translation adjustments                       --            --            --            --           1,914        $ 1,914
Net earnings                                           --            --        25,233            --              --         25,233
                                                                                                                           -------
Comprehensive income                                   --            --            --            --              --        $27,147
                                                                                                                           =======
Dividends declared ($.18 per share)                    --            --        (2,912)           --              --
                                                  -------       -------      --------       -------         -------
Balance at September 30, 1998                      16,181       $45,283      $124,121        (1,964)        $   519
                                                  =======       =======      ========       =======         =======

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

         The results for the nine months ended September 30, 1998, and 1997, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of annual results.

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current year's presentation.

(2)  Acquisitions and Divestitures

         FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased all of the capital stock of FEE. FEE designs and manufactures magnetic components for telecommunications and power conversion equipment. The total purchase price including assumed debt and transaction costs approximated $20 million and was funded by cash on-hand. The fair value of the net assets acquired was approximately $2.7 million resulting in goodwill of approximately $5.8 million. The total purchase price is subject to adjustment as expenses and details of the transaction are finalized. Adjustments to the purchase price allocation are not expected to have a material impact on the Company's consolidated results of operations for 1998 or 1999. FEE is now part of the Electronic Components Segment. The acquisition was accounted for by the purchase method of accounting and, as such, the financial results of FEE have been included with those of the Company beginning on July 3, 1998. Historical pro forma results of operations would not be materially different than actual results.

        Certain assets of Metales y Contactos, S.A. de C.V. ("Metales"): On July 3, 1998, the Company through its Metallurgical Components Segment acquired certain assets of Metales. The purchase price of Metales' assets was not material to the Company's consolidated financial position. The results of the Metallurgical Components Segment include the results of operating the acquired assets from July 3, 1998.

         The Magnetic Components Business of Northern Telecom Ltd. ("Nortel"):
On November 30, 1997, the Company acquired the magnetic components business of Nortel (the "Business") by purchasing all of the common stock of two Nortel subsidiaries (one in Malaysia and one in Thailand) and certain assets in Canada relating to design engineering support of those subsidiaries. Pursuant to a separate supply agreement, the Business continues to provide components such as inductors and transformers for Nortel's telecommunication and power conversion equipment.

         The acquisition of the Business was accounted for by the purchase method of accounting. The purchase price was approximately $22.5 million, including transaction expenses. The fair value of the net assets acquired approximated $8.0 million. The purchase price was funded by cash on hand, including cash received from the sale of the Test & Measurement Products Segment, as explained below.

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

                                                          Nine Months Ended
                                                          September 30, 1997
                                                          ------------------
             Net sales                                       $325,404
             Net earnings                                    $ 22,564
             Diluted earnings per share                      $   1.40

         GTI Corporation ("GTI"): On May 27, 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of GTI for approximately $34.0 million. In August of 1998, the Company informed GTI that the Company believed there had been a material breach of certain of GTI's material representations and warranties in the Agreement. GTI filed a petition seeking a court order requiring Technitrol to close the acquisition of GTI pursuant to the Agreement. Subsequently, the Company and GTI were able to resolve their differences and the transaction is expected to occur in accordance with the Agreement on or about November 16, 1998.

         GTI manufactures magnetics-based components for signal processing and power transfer functions primarily in equipment for local area networking, but also for telecommunications and broadband applications. The acquisition will be accounted for by the purchase method of accounting and results of GTI will be included with those of the Company beginning as of the closing date.

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

(3)  Inventories

       Inventories consisted of the following (in thousands):

                                           September 30,           December 31,
                                                1998                   1997
                                                ----                   ----
           Finished goods                     $22,884                $18,897
           Work in process                     15,314                 11,852
           Raw materials and supplies          24,699                 19,874
                                              -------                -------
                                              $62,897                $50,623
                                              =======                =======

                        TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(4)  Derivatives and Other Financial Instruments

       The Company utilizes derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The terms of the contracts outstanding as of September 30, 1998 are of a short-term nature. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments. See "Management's Discussion and Analysis - Foreign Currency Effects."

(5)   Earnings Per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Prior-year earnings per share amounts have been restated. Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted shares outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalents were 34,100 and 50,600 for the three months ended September 30, 1998 and 1997, respectively, and 36,100 and 47,580 for the nine month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                 Three Months                          Nine Months
                                             Ended September 30,                   Ended September 30,
                                            1998              1997               1998               1997
                                            ----              ----               ----               ----
Net earnings                              $  7,442          $  7,138            $25,233            $33,351
     Basic earnings per share:
         Shares                             15,996            16,115             15,979             16,079
         Per share amount                 $    .47          $    .44            $  1.58            $  2.07
     Diluted earnings per share:
         Shares                             16,216            16,165             16,201             16,127
         Per share amount                 $    .46          $    .44            $  1.56            $  2.07

                       TECHNITROL, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(6)   Business Segment Information

         For the three months and nine months ended September 30, 1998 and 1997, there were no material intersegment revenues. In addition, the basis for determining Segment financial information has not changed from 1997; although, as of July 3, 1998, Electronic Components includes the operations of FEE and Metallurgical Components includes the operations of those certain assets acquired from Metales. Specific Segment data is as follows:

                                                  Three Months                          Nine Months
                                               Ended September 30,                   Ended September 30,
                                            1998              1997               1998               1997
                                            ----              ----               ----               ----
Net sales:
     Electronic Components                $ 57,150          $ 48,515           $153,443           $132,484
     Metallurgical Components               56,199            53,612            175,542            165,777
                                          --------          --------           --------           --------
         Total                            $113,349          $102,127           $328,985           $298,261
                                          ========          ========           ========           ========

Earnings before income taxes:
     Electronic Components                $  9,075          $  7,146           $ 28,031           $ 23,417
     Metallurgical Components                3,023             3,111             12,972              9,966
                                          --------          --------           --------           --------
         Operating profit                   12,098            10,257             41,003             33,383
     Other income (expense), net              (663)              666               (802)               145
                                          --------          --------           --------           --------
     Earnings (from continuing
       operations) before income taxes    $ 11,435          $ 10,923           $ 40,201           $ 33,528
                                          ========          ========           ========           ========

                                  Page 9 of 23

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). This Report should be read in conjunction with the factors set forth in Technitrol's Annual Report on Form 10-K for the year ended December 31, 1997, under the caption "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."


Overview

         Technitrol, Inc. ("Technitrol" or the "Company") is a global manufacturer of electronic and metallurgical components. The Company's businesses are broadly operated in two business Segments.

         Electronic Components Segment ("ECS")

         The ECS provides a broad array of magnetics-based components, miniature chip inductors and modules for use primarily in local area network, telecommunication and power-conversion products. As of September 30, 1998, manufacturing facilities were located in the United States, Ireland, France, Poland, Malaysia, Thailand, the Philippines and the People's Republic of
China.

         In 1993, the Company adopted a strategy of expanding its electronic components business by acquiring companies serving markets that the Company believes offer significant growth opportunities. In 1994, the Company acquired the Fil-Mag companies with manufacturing capabilities in Taiwan and the Philippines. In late 1995, the Company acquired Pulse Engineering, Inc. ("Pulse") with manufacturing capabilities in Ireland and China. In 1996, these businesses, together with the Components Division of the Company, were combined under the Pulse name to form the ECS. Also in 1996, a majority of the Company's manufacturing capacity in Taiwan was relocated to the Philippines. In late 1997, the Company acquired the magnetic components business of Northern Telecom Ltd. ("Nortel"). That business, which became part of the ECS, includes manufacturing facilities in Malaysia and Thailand and a design engineering group in Canada. Additional manufacturing facilities were added on July 3, 1998 in France, Thailand, and Poland as a result of the acquisition of FEE Technology, S.A. ("FEE"). FEE designs and manufactures magnetic components for telecommunications and power conversion equipment. As of the date of acquisition, FEE became part of the ECS. The Company believes that these acquisitions have positioned the ECS as a global market leader in the development, manufacture and sale of components for local area network, telecommunication and power-conversion products, and that no other producer of similar components possesses the breadth and scope of ECS' operations.

         GTI Corporation ("GTI")

         On May 27, 1998, the Company and GTI signed an Agreement and Plan of Merger ("Agreement") whereby GTI would become an indirect wholly-owned subsidiary of the Company. In August of 1998, the Company informed GTI that the Company believed there had been a material breach of certain of GTI's material representations and warranties in the Agreement. GTI filed a petition seeking a court order requiring Technitrol to close the acquisition of GTI pursuant to the Agreement. Subsequently, the Company and GTI were able to resolve their differences and the transaction is expected to occur in accordance with the Agreement on or about November 16, 1998.

         GTI manufactures magnetics-based components for signal processing and power transfer functions primarily in local area networking equipment, but also for telecommunications and broadband applications. The acquisition will complement ECS' existing business. GTI will become a part of the ECS and integrated into existing ECS facilities.

         Metallurgical Components Segment ("MCS")

         MCS is a broad-based manufacturer of precious metal electrical contacts, bonded or clad metals and contact assemblies. These electrical components are used in a variety of applications which include residential, commercial and industrial circuit breakers, motor controls, relays, wiring devices, temperature controls, appliances, automotive and various electrical products. This Segment also engages in sophisticated electroplating and metal refining services. Manufacturing takes place in the United States, Puerto Rico, Germany, Spain and, with the recent acquisition of certain assets of Metales y Contactos, S.A. de C.V. ("Metales"), Mexico. The Company believes that no other company in the industry possesses the breadth and scope of MCS's operations.

         In late 1996, in furtherance of its strategy of creating critical mass in and further effecting geographical penetration of its metallurgical businesses, the Company acquired the assets of Doduco GmbH ("Doduco"), which is engaged in the manufacture in Germany and Spain of precious metal contacts, bimetal products and certain contact assemblies. These operations were combined with the Company's metallurgical component operations within the MCS and now operate globally under the name AMI Doduco. In July of 1998, the Company acquired certain assets of Metales. With operations located near Mexico City, Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The operations of Metales are now part of AMI Doduco. The Company believes that the MCS possesses the critical mass necessary to enable this Segment to capitalize on advantages in the global markets for metallurgical contacts, bimetals and related products.

         In 1997, the MCS began a product rationalization effort by which it identified products which did not fit into its core businesses. Those product lines are in the process of being moved, sold or discontinued. In addition, in 1997, the MCS formed global teams to examine and pursue the synergies made available to the MCS by virtue of its global position (i.e., technology, information systems, manufacturing, purchasing and selling). These efforts are on-going.

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

Liquidity and Capital Resources

         Working capital at September 30, 1998, was $84.2 million, an increase of $1.4 million from working capital of $82.8 million at December 31, 1997. Worldwide cash on-hand at September 30, 1998, was $41.8 million approximately $7.0 million less than on December 31, 1997. Cash on-hand of approximately $23.6 million was used in early July 1998 for the purchase of the capital stock of FEE, repayment of certain FEE related debt and the purchase of certain assets of Metales. The Company anticipates using cash on-hand as well as its available bank lines of credit to finance the approximate $34.0 million purchase price for GTI.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the nine months ended September 30, 1998, was $35.5 million. Net earnings, adjusted for depreciation and amortization, for the first nine months of 1998 in combination with an increase in accounts payable and accrued expenses, net of the effect of 1998 acquisitions, were the main factors contributing to the positive cash flow. Partially offsetting these positive cash flow factors were increases in accounts receivable and inventory, net of the effect of 1998 acquisitions. The changes in these operating assets and liabilities can be primarily attributed to increased business activity in the magnetic components business acquired from Nortel and the positive business growth of AMI Doduco's European operations. Offsetting a portion of these increases in operating assets was the change in operating assets at FEE from July 3, 1998 to September 30, 1998. Due to the normal summer holidays in France, FEE was essentially idled for a good portion of August resulting in a decrease in accounts receivable, inventories and accounts payable and accrued expenses from July 3, 1998, to the end of the period.

         Cash Flows from Investing Activities

         Cash used by investing activities was $30.4 million during the first nine months of 1998. Approximately $15.6 million was used to acquire FEE and certain operating assets of Metales. Also included as part of cash used for acquisitions was approximately $1.2 million in payments of previously accrued expenses related to the acquisition of Nortel's magnetic components business.

         Cash payments for capital expenditures totaled approximately $13.6 million during the first nine months of 1998, in line with budgeted capital expenditures. Further capital expenditures are expected during the remainder of 1998 for purposes of expanding production capacity, improving the operating efficiency of the Company's businesses and upgrading information technology systems. The expansion of production capacity and/or the acquisition of other businesses or product lines may result in the Company conducting business in countries where it does not currently have operating facilities. For instance, with the acquisition of FEE and certain operating assets of Metales, the Company now has operating facilities in France, Poland and Mexico in addition to the numerous countries where it had existing operations.

         With the exception of approximately $3.2 million of retained earnings in China which have been restricted in accordance with Chinese regulations, substantially all unremitted earnings held abroad are free from legal or contractual restrictions in the country where they are held. The Company has not experienced any significant liquidity restrictions in any country in which it operates and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which certain governments require for international cash transfers may potentially delay cash remittances from time to time. The earnings of foreign subsidiaries represent a material portion of the Company's liquid assets and are likely to be reinvested outside of the United States. As has been the case in the recent past, management expects that a significant portion of the Company's opportunities for growth in the coming years will be outside of the United States. Accordingly, the Company's policy with regard to foreign earnings is generally to invest them abroad. If such earnings were repatriated, significant tax liabilities could be incurred in the United States. In the event that certain foreign earnings were repatriated, the related tax liabilities could have a material unfavorable impact on the Company's liquidity and cash flow.

         The Company believes that cash generated by operations and, if necessary, additional borrowings under credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future. In November, the Company entered into a line of credit with a consortium of banks increasing its line of credit to $125 million in order to provide the Company with additional financial flexibility. The facility is a multi-currency revolving credit line with a variable interest rate based, at the Company's option, on either the prime rate or the LIBOR rate. The facility terminates in November, 2000. The line of credit is secured by a pledge of the stock of certain of the Company's domestic subsidiaries. The Company currently has unused lines of credit from banks aggregating approximately $137.0 million.

         Cash Flows from Financing Activities

         Long-term debt repayments during the first nine months of 1998 totaled $16.0 million. Approximately $8.0 million of those repayments relate to assumed debt from the acquisition of FEE and approximately $1.0 million relate to the Company's domestic term debt. The remaining payments relate to borrowings under the Company's separate multi-currency facility which, at September 30, 1998, were exclusively denominated in Deutsche marks. In July 1998, the Company entered into a DM10.0 million unsecured loan facility with a German bank in order to convert a portion of its outstanding credit from a variable-rate, revolver to fixed-rate, term debt. This loan is for a term of five years, bears interest at a fixed rate of 5.57% and is non-amortizing. The borrowings for both facilities are expected to continue to be repaid from the cash flows of AMI Doduco's German operation and, since the functional currency of that operation is Deutsche marks, the Company does not believe that it has significant foreign currency exposure related to this facility.

         Dividends of $2.8 million were paid during the first nine months of 1998. Quarterly dividends are expected to continue to be paid during the foreseeable future.

         Foreign Currency Effects

         During the first nine months of 1998, the Company did not experience any significant foreign currency gains or losses in the consolidated statement of earnings, although as a result of the Deutsche mark and French franc strengthening against the U.S. dollar, particularly in the second half of September, the Company experienced a positive translation adjustment. As a result of denominating a significant amount of sales in currencies other than the U.S. dollar (and especially the European sales of AMI Doduco which are primarily denominated in Deutsche marks), the reported financial results of the Company are subject to the effect of changing exchange rates, particularly the exchange rate between the U.S. dollar and the Deutsche mark. If the Deutsche mark maintains its strength relative to the U.S. dollar throughout the fourth quarter, AMI Doduco sales and earnings will be positively impacted when converted to U.S. dollars.

         In order to reduce the Company's exposure resulting from currency fluctuations, the Company may purchase currency exchange forward contracts. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift to a third party the risk, whether positive or negative, of currency fluctuations from the date of the contract. At September 30, 1998, the Company had several forward contracts outstanding. All were short-term in duration and immaterial to the Company's financial position. The Company will continue to monitor the use of currency exchange forward contracts, considering the amount of sales and purchases made in local currencies and the type of currency, and considering the fees and other costs associated with such contracts. In addition, the Company evaluates the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's foreign operations. The combination of currency exchange forward contracts and currency options are intended to result in reducing the Company's risks associated with significant exchange rate fluctuations.

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

Results of Operations

         Results of operations from continuing operations for the three month and nine month periods ending September 30, 1998 and 1997, are as follows (in thousands)1:

                                                   Three Months                     Nine Months
                                                  Ended Sept. 30                   Ended Sept. 30
                                                1998          1997             1998            1997
                                                ----          ----             ----            ----
Net sales:
     Electronic Components                   $ 57,150       $ 48,515         $153,443        $132,484
     Metallurgical Components                  56,199         53,612          175,542         165,777
                                             --------       --------         --------        --------
         Total                               $113,349       $102,127         $328,985        $298,261
                                             ========        =======         ========        ========

Earnings before income taxes:
     Electronic Components2                  $  9,075       $  7,146         $ 28,031        $ 23,417
     Metallurgical Components                   3,023          3,111           12,972           9,966
                                             --------       --------         --------        --------
         Operating profit                      12,098         10,257           41,003          33,383
     Other income (expense), net                 (663)           666             (802)            145
                                             --------       --------         --------        --------
     Earnings (from continuing
       operations) before income taxes       $ 11,435       $ 10,923         $ 40,201        $ 33,528
                                             ========       ========         ========        ========

         Revenues

         Sales for the third quarter of 1998 increased by $11.2 million or 11.0% when compared to the prior year third quarter. Sales for the first nine months of 1998 increased 10.3% from the comparable period of 1997. The increases are primarily attributable to the sales contributed by: (i) the magnetic components business purchased from Nortel in late 1997, (ii) the operations of FEE and Metales since July 3, 1998, and (iii) AMI Doduco's European operations.

         The ECS sales in the third quarter of 1998 were $8.6 million, or 17.8%, higher than the comparable period in 1997 and $21.0 million, or 15.8%, higher than the first nine months of 1997. The increases result from ECS's acquisition of the magnetic components business from Nortel in late 1997 and the acquisition of FEE in the third quarter of 1998. Partially offsetting these increases was the worldwide softness in local area network ("LAN") component markets during 1998. This softness in 1998 contrasts to high levels of shipments during the first nine months of 1997. Additionally, order entry in the telecommunication markets was somewhat less than projected in the second and third quarters of 1998 as some Asian infrastructure programs (particularly those undertaken by European equipment suppliers) remain temporarily on hold.

         The ECS order entries and shipments improved throughout the third quarter of 1998, particularly in the closing weeks, when compared to the second quarter of 1998. Sequentially, the ECS's third quarter sales were 23.6% higher than 1998 second quarter sales of $46.2 million. Net of FEE sales included since July 3, 1998, ECS still posted a sequential-quarter sales increase. This trend appears to be continuing into the fourth quarter.


--------
1 The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. That Segment was sold by the Company on June 4, 1997. The sales and operating income, net of income taxes, of the Test & Measurement Products Segment in 1997 were approximately $11.8 million and $.3 million prior to the divestiture.

2 The sales of the ECS during the third quarter and first nine months of 1997 include the sales of Netwave Technologies, Inc. ("Netwave"), which were insignificant. During 1998, the consolidated sales of the Company exclude the sales of Netwave as the Company reduced its equity interest from 80% to 19% as of December 31, 1997. The remaining 19% interest was subsequently sold in the second quarter of 1998.

         The increase of $2.6 million, or 4.8%, in MCS sales from the third quarter of 1997 to the third quarter of 1998 was due to the acquisition of certain assets of Metales on July 3, 1998, and stronger sales volume from MCS' European operations. Sales increased from 1997 despite Hurricane Georges, which caused substantial damage to the Company's facilities and customer facilities in Puerto Rico. The Company's plant in Puerto Rico was effectively shut down for approximately two weeks in late September but resumed operations in early October.

         The 5.9% increase in year-to-date MCS sales from the prior year reflects those third quarter factors noted above and favorable economic conditions in 1998 for the construction, automotive and durable goods industries in North America and most of Western Europe offset by softness in demand for powder metal products in North America which are generally related to housing and the General Motors strike in North America. The sales for the MCS in the first nine months of 1998 also include the effect on sales of AMI Doduco's German operations of a year-to-date average Deutsche mark-to-dollar exchange rate that was approximately 4% lower than it was in the comparable period of 1997. As noted above, the European sales and earnings reported by AMI Doduco are subject to the fluctuating exchange rate between the U.S. dollar and European currencies, particularly the Deutsche mark.

         Cost of Sales

         During the third quarter of 1998, the Company's gross margin was 30.8%, a slight decrease from 32.0% in 1997. On a year-to-date basis, the gross margin was essentially unchanged at 31.7% in 1998 compared to 31.9% in 1997.

         For the third quarter and first nine months of 1998, the gross margins of the ECS were lower when compared to the same periods in 1997. ECS third quarter 1998 margins were unfavorably affected by the acquisition of FEE while the three and nine month periods ended September 30, 1998 are impacted by the late 1997 addition of operations acquired from Nortel. These most recent acquisitions are primarily in the telecommunications and power conversion markets in which components generally have somewhat lower margins than LAN products. In addition, the softness in the LAN market resulted in lower volumes of higher margin LAN sales. Also, third quarter ECS margin was affected by higher than anticipated costs related to completing the standardization of production activity reporting and conversion of information systems in the recently acquired operations in Malaysia and Thailand. Partially offsetting these factors for the year to date results were favorable exchange rates. ECS's markets are characterized by significant pressure by customers to constantly reduce prices and the need of ECS to stay ahead of the technology curve. ECS believes that the product rationalization phase of the Nortel and FEE acquisitions (i.e. the movement of products to the optimum manufacturing facility and the concomitant closing of redundant facilities) is less than 25% complete. While further activities in these areas should have favorable impacts on gross margins, this may be offset in whole or in part by continued pressure by customers to reduce prices.

         The MCS gross margins for the three and nine month periods ended September 30, 1998, were essentially unchanged compared to the same periods ended September 30, 1997. Product mix and the continued integration of the various businesses in this Segment positively impacted the year-to-date gross margins. These positive factors were offset by the impact of Hurricane Georges on the Puerto Rico operations, unabsorbed overhead during the transfer of certain production from Europe to the United States (part of MCS's on-going product rationalization activities), and costs associated with the integration of the operation of certain assets acquired from Metales in July 1998. The industries served by this Segment remain characterized by aggressive competition and constant pressure on sales prices resulting from customer's on-going cost reduction activities.

         Operating Expenses

         Total selling, general and administrative expenses for the third quarter of 1998 were $22.8 million, or 20.2% of sales, compared to $22.4 million or 22.0% of sales in the comparable 1997 period. For the nine months ended September 30, 1998 and 1997, total selling, general and administrative expenses were $63.2 million and $61.9 million, respectively, or 19.2% and 20.7% of sales. As a percentage of sales, selling, general and administrative expenses during the third quarter and first nine months of 1998 were lower due to a variety of factors. The principal factor was the absence of Netwave which negatively affected selling, general and administrative expenses during 1997. On the other hand, MCS expenses for the implementation of the SAP enterprise resource planning tool and on-going personnel recruitment efforts have had a noticeable impact on the third quarter and nine months administrative and general expenses.

         For the quarter and nine months ended September 30, 1998, research, development & engineering expenses ("RD&E"), which are included in selling, general and administrative expenses, were $3.0 million (5.2% of sales) and $8.1 million (5.3% of sales) for the ECS and $1.4 million (2.5% of sales) and $4.2 million (2.4% of sales) for the MCS. For the comparative periods in 1997, the amounts were $2.9 million (6.0% of sales) and $7.8 million (5.9% of sales) for the ECS and $1.3 million (2.4% of sales) and $4.4 million (2.7% of sales) for the MCS. While ECS dollar spending in the third quarter and first nine months of 1998 was virtually unchanged from levels in the comparable 1997 periods, the ECS dollar spending in 1997 includes RD&E at Netwave, which had relatively high RD&E expenses in relation to its sales. The ECS spending for RD&E actually increased significantly in 1998 as this Segment continues to invest in new technologies and related improvements. Neither Segment plans any significant increase nor reduction in RD&E efforts.

         Interest

         Net interest expense was approximately $.3 million during the third quarter of 1998, compared with approximately $.3 million of interest income during the third quarter of 1997. For the nine months ended September 30, 1998, net interest expense was approximately $.7 compared to $.2 million in the comparable period in 1997. The 1998 third quarter interest expense is consistent with the 1998 second quarter. The 1997 third quarter interest income amount is reflective of a higher than customary level of funds invested in short-term deposit instruments as a result of the cash received from the sale of the Test & Measurement Products Segment on June 4, 1997.

         The majority of the Company's credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with (or the amounts borrowed under) the Company's credit facilities move higher during subsequent quarters. In addition, the Company may pursue additional or alternative credit to finance further growth opportunities in one or both Segments. The Company may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, the Company has not used any such instruments thus far.

         Income taxes

         The effective income tax rate for continuing operations during the third quarter of 1998 was 34.9%, consistent with the effective rate of 34.7% during the comparable prior year period. For the nine months ended September 30, 1998, the Company's effective income tax rate for continuing operations was 37.2%, compared to 35.6% in the prior year period. The year-to-year increase is due mainly to two factors: the expiration of the income tax holiday in the People's Republic of China (PRC), where much of the Company's electronic component manufacturing occurs, and increased earnings in Germany which has a relatively high corporate income tax rate. In general, the Company continues to benefit from favorable offshore tax treatments.

         Other issues

         Precious Metal

         The MCS uses precious metal (primarily silver) in the manufacturing of electrical contacts, rivets and other products. Historically, the Company has leased (or taken on consignment) the silver and certain other metals used in its operations from banks or other financing organizations unrelated to the Company. The rates paid for leasing or taking precious metals on consignment have historically been substantially below the alternative financing costs that would be associated with borrowing the funds necessary to purchase the metals. In addition, the market risk associated with owning precious metals inventories can be substantial. As has been the case from time to time in the past, during the first quarter of 1998, the global demand for silver increased significantly at a time when the supply of silver decreased significantly and the market price of silver and the associated leasing costs predictably increased. While the terms of sale within the MCS provide for sale prices to reflect the current market value of silver, the degree to which leasing and other associated costs can be recovered from customers is less certain and is subject to a number of essential factors including competitive conditions. The Company has thus far been successful in managing the costs associated with its precious metals and, while limited amounts have been purchased for use in production during 1998, the vast majority of its precious metal inventory continues to be leased or held on consignment. If leasing/consignment fees incurred by the Company increase significantly in a short period of time, and the Company is unable to recover increased costs through higher sale prices for its products, a negative impact on the Company's results of operations and liquidity may result. The Company considers this risk to be one shared by all of its competitors.

         Year 2000 Computer Issues

         General

         The popularly called "Year 2000" issues associated with the programming code in existing computer systems revolve around whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Information technology ("IT") and non-IT systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit value to 00.

         The Company's IT systems include central business computing and ancillary business computing systems, payroll systems and manufacturing systems. The Company's non-IT systems, those with embedded technology such as microcontrollers, include time reporting systems, alarm and security systems, telecommunication systems and electronic data interfaces. The Company has analyzed the impact of the Year 2000 issues on its systems and is in the process of addressing the issues raised by its analysis.

         The Company's products do not include date-sensitive software or embedded technology. As a result the Company does not expect to experience product warranty or return issues relating to the Year 2000 problem.

         State of Readiness

         As a result of the decentralized segment structure of the Company and the diversified systems employed by each Segment and the Corporate location, the Year 2000 issue is managed by each group separately while oversight and status reviews are performed by Corporate personnel and ultimately, the Audit Committee and Board of Directors. Corporate, ECS and MCS are in varying stages of addressing Year 2000 issues. The Company has defined the stages of progress for Year 2000 readiness as follows: awareness, assessment, renovation, validation and implementation. Corporate and ECS are in the implementation stages while MCS is in the assessment and renovation stages.

         Corporate

         The IT systems at the Company's Corporate location are primarily purchased programs. Periodically, these programs are updated to remain current on new releases. As a result of this updating and discussions with vendors, the Company believes that internal IT systems used at the Corporate location are Year 2000 compliant in all material respects.

         The Company maintains interfaces with external vendors, including banks, insurance companies, employee benefit providers and many other parties. In addition, the Company is dependent on parties such as its transfer agent and the NYSE to provide for uninterrupted trading of its securities. Based on discussions with personnel at these highly regulated institutions, the Company believes these external vendors are or will be Year 2000 compliant, although the Company has received no such guarantees. In the unlikely event that these parties experience Year 2000 problems, the consequences to the Company are unknown.

         The use of non-IT systems at Corporate is not critical to the operations of the Company, however, the Company believes those non-IT systems are Year 2000 compliant.

         ECS

         In mid 1997, ECS formed a Year 2000 Working Group to address Year 2000 issues facing this Segment. All of ECS's corporate applications were reviewed to determine whether to repair, re-engineer, replace, or retire each system. All recommended reprogramming steps to achieve Year 2000 readiness are completed. In addition, ECS completed compliance implementations and related testing for infrastructure-related issues with the operating systems, computer networks, and telecommunications equipment and services, as well as ECS's facilities and security systems. To the extent problems develop, ECS expects that its IT department, with the assistance of external consultants, will be able to address those problems on a timely basis without material expenditures.

         Regarding the FEE acquisition, ECS has completed an assessment of Year 2000 issues related to FEE's IT and non-IT systems. Year 2000 issues were identified and are currently being addressed by internal resources. Implementation of necessary changes and testing of those changes are expected to be completed by the end of the first quarter of 1999 without material expenditures.

         ECS is still in the process of contacting vendors and suppliers, including hardware, software, telecommunications, networking, security, data and service providers, regarding their company and product Year 2000 compliance status. To the extent that a supplier is not able to become Year 2000 compliant, alternative supply sources will be identified, contacted, and their Year 2000 compliance status verified within the next two quarters. The ECS does not expect that any of its major vendors or suppliers will not be Year 2000 compliant.

         Aggregate external costs incurred to address Year 2000 issues have approximated $350,000. About $250,000 of this amount was paid to consultants and was expensed when incurred. The remainder of the costs related to accelerated purchases of licenses and software and was capitalized in accordance with existing Company policy. Future costs related to the ECS Year 2000 issues are expected to be immaterial to the ECS.

         MCS

         Motivated in part by the Year 2000 issue and issues related to the euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS has begun installing a worldwide Enterprise Resource Planning ("ERP") system which is scheduled to be operational in the second to third quarter of 1999. MCS is utilizing both internal and external resources to identify, correct or reprogram, and test both IT and non-IT systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in a time period sufficient to allow for appropriate testing.

         The ERP is expected to be installed and operational in Germany and the U.S. by the Spring of 1999. The project is on schedule and the vendor has warranted that the software is Year 2000 compliant. This is software which is not unique to MCS and and is in use in many Fortune 1000 companies. MCS is in the process of accessing the systems in Mexico to determine the extent of any Year 2000 issues, but any compliance issues are expected to be immaterial.

         A Year 2000 compliance review of manufacturing systems is also currently underway. MCS's manufacturing systems include furnace controls, computer integrated manufacturing systems, shop floor data collection and test equipment. Some of these systems include embedded systems. It is anticipated that any material Year 2000 problems will be identified and corrected by December of 1999 without material expense.

         All remaining IT and non-IT systems are expected to be repaired, reprogrammed or replaced by the end of the first quarter of 1999. The total costs - incurred and to be incurred - associated with addressing the Year 2000 issues, excluding the costs of implementing the ERP system, are estimated to be $150,000. Those costs are being expensed as incurred. The cost of implementing the ERP system is significant to the Company; however, such costs have been budgeted and approved in the ordinary course of business and are being expensed or capitalized in accordance with existing Company policy. The most significant software and licensing costs were paid early in 1998. The ERP project is within the approved budget and on schedule. While the Company expects that problems will develop from time to time during the course of the ERP change over, it does not believe that these problems will have a material adverse effect.

         MCS is currently formalizing questionnaires to send to vendors and customers requesting information regarding Year 2000 compliance. MCS expects to have completed surveys from suppliers by the end of 1998. The customer survey process is expected to be completed by April 1999. Corrective action with regard to non-compliant suppliers will be the identification of alternative supply sources.

         Contingency Plans

         As the Corporate location and the ECS believe their aggressive action with respect to Year 2000 problems will mitigate material problems overall contingency plans have not been developed.

         In the event that there is a failure of the ERP system, MCS's contingency plans include reverting to existing financial legacy systems that have been reprogrammed in the U.S. to be Year 2000 compliant and which were Year 2000 compliant in Germany. Non-financial applications would be run manually. Other problems would be addressed as identified.

         Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. For example, if a utility company was unable to deliver power, or if a major vendor was unable to deliver product, the operations of the affected Segment could be disrupted or even completely curtailed. However, in each Segment, the Company possesses manufacturing facilities and locations which are more geographically diverse and spread out than any of their competition. This provides a natural hedge to Year 2000 problems which may affect a certain supplier or utility. In the unlikely event such failures occurred, they could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine with complete certainty at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Although there can be no assurance that the Company has identified and corrected, or will identify and correct, every Year 2000 problem found in IT and non-IT systems, the Company believes that it has programs in place to identify and correct any such problems and that its actions have significantly decreased the risks associated with the Year 2000 problem.

         Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions.

         Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During this transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making conversion to the euro complete.

         To ensure that the Company is prepared for the euro, the Company has been assessing the impact the euro will have on operations and developing plans to ensure, to the extent possible, the Company's operations will not be negatively impacted by the euro. On a Company-wide basis, those efforts have been led by the Corporate Treasurer and have included personnel within the Company as well as external consultants. At the Segment level, the ECS and the MCS are at varying stages of addressing issues related to the euro conversion. The ECS is in the preliminary stages of evaluating the impact of the euro on the operations located in Ireland and France. The MCS is in the renovation and implementation stage of addressing system issues related to the euro conversion.

         The failure to correct a material euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the conversion to the euro, the Company is unable to determine at this time whether the consequences of euro conversion failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         Global Activities

         As a diversified global enterprise engaged in manufacturing activities, certain risks are inherent to the Company's business. One such risk is its operations in developing countries. The vast majority of the Electronic Components Segment's manufacturing is performed in developing countries. While the governments in countries where the Company operates have been quite receptive to foreign investment for manufacturing, there are no assurances that these receptive policies will continue and, if they do not continue, that they will not be replaced by economic, tax and/or labor policies which are less favorable to a foreign manufacturing presence than are the current policies. If the government of any country in which the Company has significant operations should adopt economic, legal, or trading policies harmful to private industry or foreign investment, or, if a country should take any other action that would jeopardize the value of foreign investments, it could have a material adverse effect on the Company.

         Contingencies

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

ITEM 1             LEGAL PROCEEDINGS                                       NONE

ITEM 2             CHANGES IN SECURITIES AND USE OF PROCEEDS               NONE

ITEM 3             DEFAULTS UPON SENIOR SECURITIES                         NONE

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     NONE

ITEM 5             OTHER INFORMATION
                   Shareholder Proposals and Business

                            Shareholders of the Company are entitled to submit
                   proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under the regulations of the SEC, such proposal must be received by the Company on or before December 18, 1998.

                            In connection with the Company's 1999 annual meeting
                   and pursuant to recently amended SEC Rule 14a-4, if the shareholder's notice is not received by the Company on or before February 9, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

                            All shareholder proposals and notices should be
                   directed to the Company's Corporate Secretary at 1210 Northbrook Drive, Suite 385, Trevose, PA 19053.


ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Exhibits

                            The Exhibit Index is on page 22

                   (b) Reports on Form 8-K

                            The Company filed a report on Form 8-K on August 13,
                   1998, regarding the potential acquisition of GTI Corporation.

                                  EXHIBIT INDEX

DOCUMENT

  3. (i)  Articles of Incorporation      Incorporated by reference to Form 8-A/A
                                         dated April 10, 1998

     (ii) By-laws                        Incorporated  by reference to Form 10-K
                                         for the year ended December 31, 1995

  4.      Instruments defining rights    Incorporated by reference to Form 10-K
          of security holders            for the year ended December 31, 1995,
                                         and to Form 8-A/A dated April 10, 1998

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



                                                     TECHNITROL, INC.
                                         ---------------------------------------
                                                       (Registrant)



       November 13, 1998                 /s/Albert Thorp, III
---------------------------------        ---------------------------------------
            (Date)                       Albert Thorp, III
                                         Vice President - Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


       November 13, 1998                 /s/Drew A. Moyer
---------------------------------        ---------------------------------------
            (Date)                       Drew A. Moyer
                                         Corporate Controller and Secretary
                                            (Principal Accounting Officer)