Form 10-K
period 1998-12-31
TECHNITROL INC
filed 1999-03-24
CIK 96763

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     _______________

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

                 YES      X               NO
                        -------              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 26, 1999 is $311,791,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999.

                                           Number of shares outstanding
            Title of each class                  February 26, 1999
            -------------------                  -----------------
                Common stock                        16,170,406
         par value $.125 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
DOCUMENT                                                     REFERENCE
--------                                                     ---------
The Registrant's definitive Proxy Statement,                 Part III
dated March 26, 1999, to be used in connection with          Page 30 of 64 pages
Registrant's 1999 Annual Meeting of Shareholders

================================================================================

                                     Part I

Item 1  Business

General

         Technitrol, Inc. is a global manufacturer of electronic and metallurgical components. We incorporated in Pennsylvania on April 10, 1947.

         We operate two business segments: the Electronic Components Segment and the Metallurgical Components Segment. We refer to these segments as the ECS and the MCS. Each segment is managed by a President who reports to our Chief Executive Officer. Prior to June 4, 1997, we operated a third segment, the Test & Measurement Products Segment. We sold this segment to focus our resources on designing, manufacturing and marketing electronic and metallurgical components.

Electronic Components Segment

         Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electrical signals. They are used primarily in local area network, internet connectivity, telecommunication and power-conversion products. We manufacture these products in the United States, Ireland, France, Poland, Malaysia, Thailand, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

         In 1993, we adopted a strategy of expanding our electronic components business through a combination of internal growth and acquiring companies in the local area network, telecommunications and power conversion markets, each of which was identified as growing rapidly. Our acquisitions include:

         * The Fil-Mag companies - In 1994, we acquired the Fil-Mag companies with manufacturing locations in Taiwan and the Philippines.

         * Pulse Engineering, Inc. - In 1995, we acquired Pulse Engineering, Inc., with manufacturing locations in Ireland and China. The addition of Pulse significantly increased the size of our business.

         * The magnetic components business of Northern Telecom, Ltd. - We completed this acquisition on November 30, 1997. The primary assets we purchased included manufacturing plants in Malaysia and Thailand and a design-engineering group in Canada. These assets serve primarily the telecommunication and power markets.

         * FEE Technology, S.A. - We purchased FEE on July 3, 1998. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. With the purchase of FEE, we acquired manufacturing facilities in France, Thailand and Poland. We subsequently closed FEE's Thailand facility.

         * GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, on November 16, 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunication and power-conversion products. Their manufacturing facilities were located in the People's Republic of China and the Philippines. We closed Valor's Philippine facility and we are in the process of consolidating Valor's PRC facility into our facilities in the PRC.

         After the acquisition of Pulse in 1995, we consolidated our electronic component businesses to form a unified business throughout the world. This unified business operates under the Pulse name. As mentioned above, we are in varying stages of integrating our most recent acquisitions into Pulse.

Metallurgical Components Segment

         Our Metallurgical Components Segment manufactures:

         *  electrical contacts and assemblies;

         *  contact materials;

         *  thermostatic bimetals;

         *  clad metal products; and

         *  precision contact subassemblies.

         We sell these metallurgical components to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

         *  residential, commercial and industrial circuit breakers;

         *  motor controls;

         *  switches and relays;

         *  wiring devices;

         *  temperature controls;

         *  appliances;

         *  automobiles;

         *  telecommunications products; and

         *  various other electrical products.

We also perform electroplating and metal refining services. Manufacturing occurs in the United States, Germany, Spain, Puerto Rico and Mexico.

         In late 1996, we acquired the assets of Doduco GmbH to support our strategy of increasing market share and international expansion of our metallurgical businesses. This business was then combined with our existing metallurgical component operations in North America and now operate globally under the name AMI Doduco.

         In July of 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facilities are located near Mexico City.

Business Segment Financial Information.  Amounts are in thousands:

Net sales from continuing operations               1998       1997       1996
                                                   ----       ----       ----
     Electronic Components                       $218,876   $179,772   $142,791
     Metallurgical Components                     229,663    217,295    100,521
                                                 --------   --------   --------
         Total                                   $448,539   $397,067   $243,312
                                                 ========   ========   ========
Operating profit before income taxes
     Electronic Components                       $ 37,721   $ 30,865   $ 22,536
     Metallurgical Components                      15,695     14,888      4,983
                                                 --------   --------   --------
         Total operating profit                  $ 53,416   $ 45,753   $ 27,519
     Items not included in segment profit (1)      (1,073)     1,011       (316)
                                                 --------   --------   --------
     Earnings from continuing operations
       before income taxes                       $ 52,343   $ 46,764   $ 27,203
                                                 ========   ========   ========
Assets at end of year
     Electronic Components                       $177,264   $115,467   $ 77,017
     Metallurgical Components                     101,422     83,023     78,327
                                                 --------   --------   --------
         Segment assets                          $278,686   $198,490   $155,344
     Assets of discontinued operations                 --         --     12,307
     Assets not included in segment assets (2)     65,448     56,844     50,696
                                                 --------   --------   --------
         Total                                   $344,134   $255,334   $218,347
                                                 ========   ========   ========
Capital expenditures (3)
     Electronic Components                       $ 27,695   $ 11,888   $  5,568
     Metallurgical Components                      14,117      5,928     12,664
     Discontinued operations                          --         322        710
                                                 --------   --------   --------
         Total                                   $ 41,812   $ 18,138   $ 18,942
                                                 ========   ========   ========
Depreciation and amortization
     Electronic Components                       $  9,937   $  7,195   $  5,384
     Metallurgical Components                       6,343      5,668      3,160
     Discontinued operations                           --        284        579
                                                 --------   --------   --------
         Total                                   $ 16,280   $ 13,147   $  9,123
                                                 ========   ========   ========

(1) Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Earnings. We exclude these items when measuring segment operating profit.
(2) Cash and cash equivalents are the primary corporate assets. We also exclude net deferred tax assets when measuring segment assets.
(3)  During the past three years, our segments have acquired many companies. See
     Note 2 of Notes to Consolidated Financial Statements. We have included property, plant and equipment acquired as part of the acquisitions.

         Our segments generally recognize revenue when the products are shipped to customers. We offer our customers credit terms which we believe are consistent generally with the terms offered in our businesses. We reserve for or write off a customer account when we no longer feel the customer can or will pay us. We believe that the quality of our customers, which are generally large global companies, and our extensive customer base limits our exposure to significant concentrations of customer credit risk. For example, no individual customer accounted for more than 10% of sales in 1998, 1997 or 1996. Sales to our ten largest customers accounted for 36% of sales in 1998, 24% of sales in 1997, and 41% of sales in 1996. Depending on the amount of cash we have from time to time, we may maintain significant cash investments at financial institutions.

         We do not use income taxes when measuring the segment results; however, we do allocate income taxes to the segments to determine certain performance measures. These performance measures include return on employed capital and economic value added. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocation of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying the respective segment's operating profit by the estimated effective tax rate for the year. The allocated tax expense amounts for the ECS were, in thousands, $12,275, 10,022 and 3,419 in 1998, 1997 and 1996, respectively. For the MCS, the were, in thousands, $6,759, $7,656 and 2,191 in 1998, 1997 and 1996, respectively.

Geographic Information

         Our sales are not concentrated in any particular geographic area. We sell our products to customers in North America and in many other countries throughout the world. The following table summarizes our sales to customers in the United States and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country. Amounts are in thousands.

                                        1998             1997            1996
                                        ----             ----            ----
Sales to customers in:
United States                        $180,541         $177,701        $155,450
Europe, other than Germany             98,892           97,122          39,834
Germany                                85,860           76,026          16,897
Asia                                   55,914           33,375          17,052
North America, other than U.S.         24,972            9,945          11,139
Other                                   2,360            2,898           2,940
                                     --------         --------        --------
         Total                       $448,539         $397,067        $243,312
                                     ========         ========        ========

         The following table includes net property, plant and equipment located in the United States, Germany and China where assets are significant. Where such assets are not individually significant they are grouped into regions. Property, plant and equipment represents all of our relevant assets which have long useful lives. Amounts are in thousands.

                                        1998             1997            1996
                                        ----             ----            ----
Net property, plant and equipment
  located in:
United States                         $23,469          $18,476         $18,929
China                                  19,507           11,320          11,496
Germany                                16,466           12,608           9,640
Asia, other than China                 15,210           11,818           6,983
Europe, other than Germany             11,156            5,276           4,579
Other                                   3,260              165              --
Assets of discontinued operations          --               --           2,511
                                      -------          -------        --------
         Total                        $89,068          $59,663        $ 54,138
                                      =======          =======        ========



International Operations

         We have significant operations outside the United States. These operations, like all international operations, are subject to a number of risks including:

         *  currency fluctuations;

         *  capital and exchange control regulations;

         *  restrictive government actions; and

         *  expropriation and nationalization.

         We believe that the risks in international operations are greatest in developing countries. The ECS has significant manufacturing operations in several developing countries, especially the People's Republic of China. Although the PRC is one of the world's fastest growing economies, its potential economic, political and labor developments provide uncertainties and risks. While the PRC has been receptive to foreign investment, we can't be certain that the current policies will continue indefinitely into the future. If any country in which we have significant operations adopts economic, legal, or trading policies harmful to private industry or foreign investment, such policies could affect us significantly.

         The unpredictability of economic forces and government policies in foreign countries could cause changes to the favorable operating conditions we have experienced in recent years. We continually monitor business conditions in all of the regions where we operate.

Sales and Marketing

         Sales managers, district managers, direct salespeople and sales agents execute our sales and marketing activities.

Competition

         We operate in highly competitive industries. The industries are characterized by numerous firms competing in international markets.

Backlog

         Our backlog of orders at December 31, 1998 was $77.3 million compared to $76.9 million at the end of 1997. The 1998 year end backlog includes orders for product lines recently acquired from Metales, FEE and GTI/Valor. We expect to ship the majority of the backlog over the next six months. Our delivery times vary between segments but are generally less than thirteen weeks. Customers can cancel orders upon payment of cancellation charges.

         We believe that backlog levels are no longer very reliable measures of near-term business activity. This is particularly true in the electronic component industry. Customers are adopting inventory management policies that change ordering patterns and reduce lead times and, consequently, reduce ongoing backlogs substantially and in some cases, entirely. We expect this trend to continue and we believe we are prepared to accommodate it.

Raw Materials

         We are not dependent on any particular source of supply. However, there are not a lot of suppliers of certain:

         *  ferrite materials used in electronic components;

         *  powder metals used in electrical contacts; and

         *  specialty steel used in metal laminates.

We have not had any significant difficulties obtaining these raw materials and do not currently anticipate we will have any significant difficulties.

         The MCS uses silver and other precious metals as raw material. Historically, these precious metals have been readily available. However, early in 1998, the demand for silver increased significantly and the price of silver and associated financing costs also increased. This occurred again during the early part of 1999, although to a lesser extent. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, financing and other costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. However, if the terms and conditions under which we obtain silver or other precious metals change significantly in a short period of time, we may experience a negative impact on our future operating results.

Research and Development

         We do not engage in any basic research activities. Our engineers improve existing products and develop new products related to current or new product lines. We own numerous patents, trademarks and tradenames, but we do not consider our earnings to be materially dependent upon any one patent, trademark or license.

Environment

         Federal, state, and local environmental laws affect most of our manufacturing operations. These laws relate to the discharge of materials and the protection of the environment. We will continue to make expenditures to meet or exceed the environmental standards set by these laws. We charge to earnings or capitalize, as appropriate, the environmental expenditures as they are incurred.

         We are studying and undertaking certain remedial action with respect to groundwater pollution and soil contamination at a former GTI facility. The facility is located in Leesburg, Indiana and is closed. We anticipate making additional environmental expenditures related to this facility in future years. The expenditures will be for continued environmental studies and analysis and, upon mutual agreement with appropriate state agencies, implementation of a remediation plan. Based on our current knowledge of the situation, we do not anticipate that the future expenses associated with the environmental remediation will have a material impact on our financial position.

         We are also involved in several matters relating to superfund sites, none of which belong to us. Our involvement has generally arisen from the alleged disposal at these sites by licensed waste haulers of very small amounts of waste material many years ago. While we cannot predict the future costs of cleanup activities, capital expenditures, or operating costs for environmental compliance at these sites, we do not believe they (alone or together) will have a material effect on our capital expenditures, earnings or competitive position.

         We have reserves which we believe are sufficient to cover the aggregate amount of the ultimate environmental liability. These reserves are not material to our current financial position.

Employees

         At December 31, 1998, we had approximately 21,400 full time employees compared with 14,400 at the end of 1997. Some of our ECS operations in Asia are labor intensive. The total number of employees at the end of 1998 included employees from our recent acquisitions discussed in the Electronic Components Segment and Metallurgical Components Segment sections on pages 2 through 5.

Energy

         We did not have difficulty obtaining supplies of electricity, gas or oil in 1998, and we do not expect difficulty in 1999. Hurricane Georges caused an interruption in power at our MCS plant in Puerto Rico during 1998, but it did not have a material impact on our annual results of operations.

         In developing countries, we may experience short interruptions of electrical service or other utilities from time to time. Our facilities in those countries generally maintain independent power supplies through back-up generators. As a result, power interruptions have not had and are not expected to have a material effect on our operations.

Products

         Within each segment, the primary products sold are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served. For more information on our products, see pages 2, 3 and 4.

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

         Our disclosures and analysis in this report and in our 1998 annual report to shareholders contain forward-looking statements. Forward-looking statements give our current expectations of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often (but not always) use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. From time to time, we also provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this report, in our 1998 annual report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Consequentially, no forward-looking statement can be guaranteed. Actual future results may, and probably will, vary materially.

         We do not provide forecasts of future financial performance. We are optimistic about our long-term prospects; however, the following issues and uncertainties, among others, should be considered in evaluating our prospects for the future.

Some of Our Products Are Subject to Rapid Technological Changes.

         The ECS operates in an industry known for rapid change, consolidation, uncertainty and constant new and emerging technologies. Generally, we expect product life cycles to be very short. Changes in recent years due to the Internet, on-line services and expansion of networking require the ECS to maintain a strong engineering and development program. The program is necessary to avoid product obsolescence and to meet or exceed customer expectations. Accordingly, we expect to continue to spend money on engineering and development with no assurances that our efforts in these areas will continue to be successful.

We Cannot Predict the Market Growth Rate for Our Products.

         The ECS sells its products into markets that are characterized by rapidly changing growth rates. These markets include LAN, telecommunication devices and power-conversion products. It is often difficult for our customers or us to assess worldwide demand for upgrades or replacement of networks, or the pace at which telecommunication infrastructure will progress throughout the world. The markets may counterbalance one another in terms of growth or they may move in the same direction. All of this will impact ECS growth rates.

         The growth rates of housing, construction, appliance, telecommunication systems and auto sales, which are highly cyclical, will impact the revenue growth of the MCS and the ECS. Recent developments in Europe and Asia typify these issues.

We May Receive Lower Prices for Our Products.

         Both the MCS and the ECS operate in businesses characterized by continually declining average selling prices on existing products. Future prices for our products may decrease from historical levels, depending on competition and other factors, and we may not be able to bring our manufacturing costs down proportionately or continue to introduce new products, each of which is necessary to maintain average selling prices and profitability.

We May Not Be Able to Maintain Our Current Gross Margins as a Percentage of
Sales.

         Cost of sales as a percentage of sales is different for each segment and can vary greatly based on sales mix and method of distribution. Mix factors may increase cost of sales as a percentage of sales in the future. Acquisitions that we make may also reduce our gross margin percentages, temporarily or permanently.

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

         If we cannot obtain sufficient quantities of raw materials, including precious metals used by the MCS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of raw materials on page 7 of this report.

We May Not Successfully Identify, Integrate, or Manage Acquisitions.

         We have completed several acquisitions over the past three years. The degree of success of these acquisitions depends on our ability to:

         * successfully integrate or consolidate acquired operations into our existing segments;

         *  identify and take advantage of cost reduction opportunities; and

         *  further penetrate the market for the products acquired.

Integration of acquisitions may take longer than expected and may never be achieved to the extent originally anticipated. This could result in business growth which may be less than anticipated or manufacturing costs which are higher than anticipated. In addition, acquisitions may cause a disruption in our ongoing business, distract our managers, unduly tax our other resources and make it difficult or impossible to maintain our historical standards, procedures and controls.

         The timing, price, structure and success of all acquisitions are uncertain. In addition, we may not be able to identify suitable acquisition candidates at reasonable prices, thereby reducing the aggressive acquisition component of our growth.


We Operate Internationally and in Developing Countries.

         We are a global company subject to the risks of doing business outside of the United States, particularly in developing countries. Please refer to the discussion of international operations on pages 5 and 6.

         The slowing of Asian economies over the last two years has affected portions of our business as the installation and growth of communications and electrical infrastructure systems which utilize our components have been delayed. Our consolidated 1998 sales into Asia were approximately 12% of our net sales compared to approximately 8% in 1997. We remain optimistic about our prospects in the Asia Pacific region and we are committed to our presence in Asia. We believe our widespread manufacturing presence in Asia has been a key factor in our success. Nevertheless, we are aware of the seriousness and inherent unpredictability of the current economic situation in Asia. We attempt to carefully monitor all developments throughout Asia.

Effectively Managing Our Growth May Be Difficult.

         We have grown rapidly in the last five years, and we expect to continue to grow internally and through additional acquisitions. This growth is likely to place significant strain on our resources and systems. To manage our growth, we must implement systems, recruit and develop additional human resources and control our operations by continually training employees at every level.

Other Factors

         In addition to the factors discussed above, other factors which could materially affect actual results include, but are not limited to:

         * business conditions and the degree of optimism affecting the economies throughout the world in general;

         * competitive factors such as competitors seeking increased market share based on price;

         *  manufacturing efficiencies and capacity;

         *  legal liability unknown at this time;

         *  risk of obsolescence due to shifts in market demand;

         * Year 2000 issues related to our computer systems or the computer systems of our suppliers or customers (please see management's discussion and analysis in Item 7 of Part II of this report); and

         *  the timing of customer product introductions.

         The company believes that it has the market opportunities, product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future events, costs, margins, product mix and profits are all subject to unpredictable factors including those discussed above.

Item 2  Properties

         We produce and market our products all over the world. At December 31, 1998, we operated 20 manufacturing plants in 11 countries. Our corporate offices are located in Trevose, Pennsylvania where we lease approximately 11,000 square feet of office space. The lease expires in 2006.

         As of December 31, 1998, the ECS produced at 9 manufacturing facilities, 6 of which are owned. Principal manufacturing facilities are located in the People's Republic of China, the Philippines, Malaysia, Thailand and Ireland. The PRC facilities are operated under negotiated contracts with the provincial government of China. In addition to the manufacturing space, each PRC facility includes space for staff quarters and dormitories. The ECS also owns and leases office and warehouse space in San Diego to serve as the segment's headquarters and North American distribution center. Including office space for administrative and sales functions, the ECS owns approximately 427,000 square feet of space and leases approximately 1,692,000 square feet. The lease terms vary by facility. See Note 8 of the Consolidated Financial Statements for additional information related to our outstanding leases.

         The MCS operates 11 manufacturing plants. The plants are located in the United States, Europe, Puerto Rico and Mexico. The MCS owns the majority of its manufacturing facilities. The only major manufacturing plant leased is located in Export, Pennsylvania. This lease expires in 2001 but it is expected to be renewed. Total space used by the MCS is 1,342,000 square feet, including office space for administrative and sales functions.

         The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 1998 was between 70% and 85%.

         The ECS is still integrating the operations of FEE Technology and GTI Corporation into its Pulse operating entities. After completing these integration efforts in 1999, we believe our facilities will be adequate for our present needs, although additional manufacturing capacity may be added for certain products.

Item 3  Legal Proceedings

         We have been named in several lawsuits. We consider lawsuits to be part of our normal business. We do not expect the outcome of any of these lawsuits to have a material adverse effect on our financial results.

Item 4  Submission of Matters to a Vote of Security Holders   -   None

                                     Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded on the New York Stock Exchange. The following table reflects the highest and lowest sales prices in each quarter of the last two years. The dividends paid are also shown. We adjusted the amounts to reflect the two-for-one stock split in February of 1997.

                              First        Second         Third         Fourth
                             Quarter      Quarter        Quarter       Quarter
                             -------      -------        -------       -------

1998 High                    $39.50        $44.38         $43.38        $32.50

1998 Low                     $27.38        $37.00         $18.00        $16.88

1998 Dividends Paid          $.0525        $.0600         $.0600        $.0600


1997 High                    $24.94        $28.88         $41.00        $43.13

1997 Low                     $17.13        $17.88         $27.00        $28.50

1997 Dividends Paid          $.0500        $.0525         $.0525        $.0525

         On January 8, 1999, there were approximately 1,100 registered holders of our common stock which has a par value of $.125 per share and is the only class of stock that we have outstanding.

Item 6  Selected Financial Data  (In Thousands, Except Per Share Data)

                                     1998(a)      1997(a)       1996(a)      1995(a)       1994(a)
                                     ----         ----          ----         ----          ----
Net sales(b)                        $448,539     $397,067      $243,312     $143,662      $117,707
Net earnings(b)                     $ 33,309     $ 29,086      $ 18,138     $  7,351      $  5,180
     Earnings per share(b):
         Basic                      $   2.08     $   1.81      $   1.14     $    .57      $    .43
         Diluted                    $   2.06     $   1.80      $   1.13     $    .56      $    .43
Total assets                        $344,134     $255,334      $218,347     $144,940      $ 84,755
Total long-term debt                $ 60,898     $ 32,957      $ 41,701     $ 17,125      $ 15,146
Shareholders' equity                $174,809     $142,375      $103,590     $ 84,761      $ 45,757
     Net worth per share            $  10.81     $   8.82      $   6.48     $   5.41      $   3.80
Working capital                     $102,336     $ 87,618      $ 74,787     $ 43,242      $ 32,676
     Current ratio                  2.0 to 1     2.2 to 1      2.1 to 1     2.1 to 1      2.5 to 1
Number of shares outstanding:
     Weighted average,
       including common stock
       equivalents                    16,203       16,137        16,096       13,076        12,030
     Year end                         16,170       16,135        15,975       15,672        12,042
Dividends declared per share        $   .240     $   .210      $   .200     $   .198      $   .188
Price range per share:
     High                           $  44.38     $  43.13      $  21.88     $  11.88      $   8.00
     Low                            $  16.88     $  17.13      $   9.56     $   6.63      $   4.94

(a) In 1998, we acquired FEE Technology and Metales y Contactos in July, and GTI Corporation in November. We acquired the magnetic components business of Nortel in 1997, Doduco GmbH in 1996, Pulse Engineering, Inc. in 1995 and the Fil-Mag Group in 1994. See Note 2 to Consolidated Financial Statements.

(b) Amounts reflect continuing operations. See Note 2 to Consolidated Financial Statements.

         Information relating to shares outstanding and per share amounts has been restated to reflect stock splits.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to pages 9 through 12 of this report for a description of "forward-looking statements" and factors that may affect future results.

         We are making the statements below to inform our shareholders of our general financial condition and our results of operations. We are not trying to influence investors to buy or sell our securities.

Business Overview

         Please refer to Part I, Item I for a description of our continuing businesses and strategic initiatives.

         During the first quarter of 1996, we sold the assets of our Products Division which produced currency counters and dispensers. In June 1997, we sold the remainder of our Test & Measurement Products Segment, which manufactured material testing systems, force measurement products and weighing devices. We sold these businesses because they did not fit within our core competencies and did not offer us opportunities to create significant shareholder value. The Test & Measurement Products Segment is reported as discontinued operations in the accompanying financial statements.

         We believe that the investments, divestiture and strategies described in Part I, Item I and in the preceding paragraph have positioned us for future growth and the creation of additional shareholder value.

Liquidity and Capital Resources

         Working capital at December 31, 1998 was $102.3 million, an increase of $14.7 million from the working capital of $87.6 million at December 31, 1997. Worldwide, cash on hand at December 31, 1998 was $50.6 million.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         Cash Flows from Operating Activities

         Cash flow from operations was $49.7 million for the year ended December 31, 1998. This represents an increase of approximately $26.0 million from 1997.

Earnings from continuing operations, plus depreciation and amortization and deferred tax expense, accounted for approximately $11.3 million of the increase. Also reflected in the year-to-year increase was the fact that 1997 operating cash flows were negatively affected by an increase in accounts receivable at AMI Doduco's European operation, since we did not acquire accounts receivable as part of the Doduco acquisition in late 1996. Our 1998 acquisitions involved primarily the purchase of stock, under which we assumed operating assets and current liabilities. Our 1998 changes in assets and liabilities are net of the effect of our acquisition of Metales, FEE and GTI/Valor.

         Cash Flows from Investing Activities

         Cash used by investing activities was $62.8 million during 1998. We used approximately $15.6 million of cash to acquire FEE and certain operating assets of Metales. We used approximately $34.0 million to acquire all the outstanding shares of GTI. We also made cash payments of $1.2 million for previously accrued expenses related to the acquisition of Nortel's magnetic components business. As part of our 1998 acquisitions, we acquired approximately $8.0 million of cash.

         Cash payments for capital expenditures, excluding acquisitions, totaled approximately $20.4 million, or about 4.6% of net sales during 1998 and exceeded overall depreciation by about $7.5 million. We make capital expenditures to expand production capacity and to improve our operating efficiency. We expect to continue making such expenditures.

         With the exception of approximately $6.2 million of retained earnings in China which are restricted by PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

         Cash Flows from Financing Activities

         During 1998 we borrowed $44.2 million and repaid approximately $25.5 million of debt. The net incremental borrowings of approximately $18.7 million were used to acquire all the outstanding shares of GTI.

         In November, we entered into an agreement with a syndicate of banks increasing our line of credit to $125.0 million. The increase in available credit provides us with additional financial flexibility. The facility is a multi-currency revolving credit line with a variable interest rate based, at our option, on either the prime rate or the relevant LIBOR rate. The facility terminates in June of 2000 and, because of various tax reasons, is secured by a pledge of the stock of certain of our domestic subsidiaries.

         In July, we entered into a DM10.0 million unsecured loan facility with a German bank in order to convert a portion of our outstanding credit from a variable-rate revolver to a fixed-rate term debt. This loan is for a term of five years, bearing interest at a fixed rate of 5.57% and is non-amortizing.

         At December 31, 1998, we had approximately $116.4 million of unused lines of credit from banks.

         We have paid dividends for the last 91 consecutive quarters. Our dividends in 1998 were $3.8 million. We expect to continue making quarterly dividend payments for the foreseeable future.

         Foreign Currency Effects

         During 1998, we did not experience any significant foreign currency gains or losses. We experienced a positive translation adjustment to equity due to the strengthening of the Deutsche mark and the French franc against the U.S. dollar in the third and fourth quarters. The currency movements resulted in our investments in the MCS's European operations and in the acquired FEE operations being worth more in U.S. dollars than they were prior to the strengthening. This increase in U.S. dollar value is reflected as an adjustment to equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro because AMI Doduco's European sales are denominated primarily in the euro. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to foreign currency fluctuations.

         During 1997, currencies in several of the countries where we manufacture and/or sell products devalued significantly relative to the U.S. dollar. The majority of our sales originating in those countries, as well as the majority of raw materials purchased, are denominated in U.S. dollars. Expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies which devalued against the U.S. dollar. As a result, the devaluation of these local currencies favorably affected our profitability by reducing the manufacturing costs paid in those currencies.

         Please see the section titled "Foreign Currency Risk" under Item 7A of this report for a description of our strategies to manage foreign currency risks.

New Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard is effective for quarters of fiscal years beginning after June 15, 1999. Adoption of this standard is not expected to have a material effect on our operating results or liquidity. The impact of this standard on our balance sheet will depend on the amount of hedging activity outstanding on the date of adoption.

Results of Operations

         Our results from continuing operations for 1998, 1997 and 1996 are as follows(1). Amounts are in thousands:
                                                       Year Ended
                                                       December 31,
                                           1998            1997           1996
                                           ----            ----           ----
Net sales:
     Electronic Components               $218,876       $179,772       $142,791
     Metallurgical Components             229,663        217,295        100,521
                                         --------       --------       --------
         Total                           $448,539       $397,067       $243,312
                                         ========       ========       ========

Earnings before income taxes:
     Electronic Components               $ 37,721       $ 30,865       $ 22,536
     Metallurgical Components              15,695         14,888          4,983
                                         --------       --------       --------
         Operating profit                  53,416         45,753         27,519
     Other income (expense), net           (1,073)         1,011           (316)
                                         --------       --------       --------
     Earnings from continuing
       operations before income taxes    $ 52,343       $ 46,764       $ 27,203
                                         ========       ========       ========




-----------------------
(1) The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. The Products Division, which we sold during the first quarter of 1996, was included in the Test & Measurement Products Segment. The sale of the Products Division occurred prior to our decision to divest the entire segment, and the financial information for the division had not been separately reported in the 1996 financial statements. Accordingly, the gain on the sale of that division was included in income from continuing operations. The 1997 sales of the Test & Measurement Products Segment were approximately $11.8 million prior to the divestiture on June 4, 1997.

         Revenues

         Our sales from continuing operations for 1998 increased by $51.5 million, or 13.0%, from 1997. We attribute the 1998 sales increase to:

         * the magnetic components business purchased from Northern Telecom in late 1997;

         *  operations of FEE and Metales since July 3, 1998;

         *  operations of GTI since November 16, 1998; and

         * strong sales volume from AMI Doduco's European operations during the first six months of 1998.

         Our 1997 sales increased by $153.8 million, or 63.2%, from 1996 because the MCS results in 1997 included a full year of operating the European businesses obtained from Doduco GmbH in November 1996. Also, our electronic components operations benefited from strong customer demand in the local area network, telecommunications and computer markets.

         Sales in our ECS increased by $39.1 million, or 21.8%, from 1997 to 1998. Recent acquisitions contributed to this increase in sales. These acquisitions included: the magnetic components business of Northern Telecom in late 1997, FEE in the third quarter of 1998 and GTI on November 16, 1998. In addition to the ECS's acquisitions, orders for our power conversion components were stronger in 1998 than in 1997.

         Partially offsetting these positive sales factors was the worldwide softness in LAN component markets during the majority of 1998, in contrast to record levels of orders and shipments during the first nine months of 1997. From September through the end of 1998, the LAN market improved and contributed to ECS's fourth quarter revenues.

         Order entry in the telecommunications markets was somewhat less than we projected for 1998 as some Asian infrastructure programs, particularly those undertaken by European equipment suppliers, remained temporarily on hold. Other telecommunications markets remained strong as the "cellular revolution" and the construction and upgrading of competing landline networks continued in Europe and North America.

         The ECS's backlog at December 31, 1998 was approximately 2% higher than at the end of the third quarter and about equal to the end of 1997. Orders for acquired product lines accounted for the increase in backlog. However, we believe that backlog levels are much less reliable as a measure of near-term business activity than they were in previous years. This is particularly true in the ECS. Customers are adopting inventory management policies that change ordering patterns and reduce lead times. This trend accelerated in the fourth quarter of 1998 and we expect it to continue.

         Sales in our MCS increased by $12.4 million, or 5.7%, from 1997 to 1998 due to:

         *  operating certain assets acquired from Metales on July 3, 1998;

         * stronger sales volume from the MCS's European operations during the first six months of 1998; and

         * favorable 1998 economic conditions for the construction, automotive and durable goods industries in North America and most of Western Europe.

         Sales in our MCS increased from 1997 despite various challenges during the year. Hurricane Georges caused substantial damage to our facilities and to customer facilities in Puerto Rico, with our plant in Puerto Rico being effectively shut down for approximately two weeks in late September.

         The MCS's fourth-quarter revenues were affected by a decline in demand for industrial circuit breaker and motor control contacts in North America and for automotive contacts in Europe. Aside from the slowing in demand for contacts toward year-end, European automotive markets remained strong in the fourth quarter.

         Cost of Sales

         Our gross margin was 31.7% in 1998, a decrease from 32.2% in 1997 and even with 1996. Our gross margin was slightly lower than in 1997 primarily due to a slower LAN market and recent ECS acquisitions which were operating at lower margins than our existing business. Partially offsetting these factors were favorable exchange rates in the Far East.

         In 1998, the ECS operated the former magnetic components business of Nortel for the full year and the former FEE business for six months. Components in both of these businesses had lower margins than our previously existing electronics business. Additionally, we incurred higher than anticipated one time third quarter costs related to completing the standardization of production activity reporting and conversion of information systems in the acquired Nortel businesses. Finally, we operated GTI for seven weeks of 1998. Although a significant percentage of GTI's business is providing components into the LAN market, GTI's margins are currently much lower than those realized by the ECS as a whole. Integration efforts in all of these businesses continue.

         We define "production rationalization" as the movement of products to the optimum manufacturing facility while, at the same time, closing redundant facilities. The production rationalization phase of the Nortel acquisition is complete. The production rationalization phase of the FEE acquisition is well under way and we are in the process of rationalizing the GTI operations. We expect the production rationalization of GTI to result in GTI's former operations being consolidated into the ECS's existing facilities.

         The MCS's 1998 gross margin was essentially unchanged from 1997. Sales mix and the continued integration of the various businesses in this segment positively impacted the 1998 gross margins. These positive factors were offset by:

         *  the impact of Hurricane Georges on the Puerto Rico operation;

         * unabsorbed overhead during the transfer of production of certain lines of business from Europe to the United States; and

         * costs associated with the integration of operating assets acquired from Metales in July 1998.

The industries served by both segments remain characterized by aggressive competition and constant pressure on sales prices resulting from our customers' ongoing cost reduction activities.

         Our gross margin in 1997 increased over 1996 as the ECS's margin improved due to an increase of sales into the LAN markets. This margin improvement more than offset the 1997 impact of the acquisition of AMI Doduco's European operations and the 1997 growth of the MCS, which generally has a lower gross margin than the ECS.

         Operating Expenses

         Our total selling, general and administrative expenses for 1998, 1997 and 1996 are as follows. Amounts are in thousands:

                                                         Year Ended
                                                        December 31,
                                              1998          1997          1996
                                              ----          ----          ----
     Selling, General & Administrative
       Expenses                             $88,827       $82,264        $49,547

     % of Net Sales                           19.8%         20.7%          20.4%

         Selling, general and administrative spending has increased in dollar amounts since 1996. The increase reflects the higher spending required to support higher sales levels and an increasing international presence. This was especially true in 1997, which included a full year of operating results from AMI Doduco's European businesses.

         As a percentage of net sales, selling, general and administrative expenses during 1998 were lower due to the absence of Netwave Technologies, Inc. Netwave was a product line dedicated to wireless LAN access. We sold this business at the end of 1997. Netwave required a high level of spending in 1997 and 1996 relative to its revenues. On the other hand, 1998 expenses related to integrating recent acquisitions partially offset the benefit of selling our interest in Netwave. Additionally, the MCS incurred one time operating expenses in 1998 for:

         *  the implementation of its enterprise resource planning tool;

         *  ongoing personnel recruitment efforts; and

         *  restructuring our sales efforts in Europe.

We believe that these operating activities will benefit our profitability in the future.

         We include research, development and engineering expenses in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. In 1998, RD&E expenses were $11.0 million for the ECS and $5.8 million for the

MCS. The ECS amount compares to $10.6 in 1997 and $6.6 million in 1996. The comparable MCS amounts were $5.8 million in 1997 and $2.4 million in 1996.

         Although ECS spending on RD&E increased only slightly over 1997, the 1997 amount included RD&E at Netwave. Excluding Netwave's high RD&E expenses in relation to its sales, the ECS's expenditures on RD&E actually increased significantly from the prior year. The ECS continues to invest in new technologies and related improvements to respond to technology changes. Neither segment anticipates any significant changes to RD&E efforts in 1999.

         Interest

         Net interest expense was approximately $1.2 million during 1998, compared with approximately $.1 million of net interest income during 1997. The 1997 interest income amount reflects a higher than customary level of funds invested in short-term deposit instruments. This high level of funds resulted from the cash received when we sold the Test & Measurement Products Segment on June 4, 1997. Also in 1998, we incurred interest expense on a higher level of debt, particularly following the GTI acquisition late in the year. Finally, interest incurred in connection with consigned precious metals that we hold for use in production was higher in 1998 than in 1997 or 1996. These rates were particularly high during the first part of 1998.

         Please see the section titled "Interest Rate Risk" under Item 7A of this report for additional information regarding interest.

         Income Taxes

         Our effective income tax rate from continuing operations during 1998 was 36.4%. This compares to 37.8% in 1997 and 33.3% in 1996. Our effective tax rate has increased since 1996 as a result of additional taxable income from AMI Doduco's European operations. Countries in Europe, particularly Germany, have high tax rates compared to other countries in which we operate. The 1998 tax rate was lower than 1997 due to the availability of tax credits in Germany and the impact of operating GTI for seven weeks in 1998. These factors offset the expiration of the income tax holiday in the People's Republic of China at the beginning of 1998.

         We have benefited over recent years from favorable offshore tax treatments; however, there are no assurances that such treatments will continue in the future. Developing countries and, in particular, the People's Republic of China, may change their tax policies at any time. In addition to income tax policies, we monitor developments relating to other business taxes.

Other Issues

         Precious Metal

         The MCS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. As is sometimes the case, during the first quarter of 1998, and to a lesser extent in early 1999, the price of silver increased significantly. The associated leasing costs have also increased. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, leasing costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts were purchased during 1998 for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.

         Year 2000 Computer Issues

         General

         The popularly called "Year 2000" issues associated with the programming code in existing computer systems revolve around whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Information technology ("IT") and non-IT systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit value to 00.

         Our IT systems include central business computing and ancillary business computing systems, payroll systems and manufacturing systems. Our non-IT systems, those with embedded technology such as microcontrollers, include time reporting systems, alarm and security systems, telecommunication systems, plant machinery controls and electronic data interfaces. We have analyzed the impact of the Year 2000 issues on our systems and are in the process of addressing the issues raised by our analysis.

         Our products do not include date-sensitive software or embedded technology. As a result, we do not expect to experience product warranty or return issues relating to the Year 2000 problem.

         State of Readiness

         As a result of our decentralized segment structure and the diversified systems employed by each segment and the corporate location, the Year 2000 issue is being managed by each group separately. Oversight and status reviews are performed by corporate personnel and, ultimately, the audit committee and board of directors. Corporate, the ECS and the MCS are in varying stages of addressing Year 2000 issues. We have defined the stages of progress for Year 2000 readiness as follows: awareness, assessment, renovation, validation and implementation. Corporate and the ECS are in the implementation stage while the MCS is in the assessment and renovation stages.

         Corporate

         The IT systems at our corporate location are primarily purchased programs. Periodically, these programs are updated with new releases. As a result of these updates and discussions with vendors, we believe that internal IT systems used at the corporate location are Year 2000 ready in all material respects.

         We maintain electronic interfaces with external vendors, including banks, insurance companies, employee benefit providers and many other parties. In addition, we are dependent on parties such as our transfer agent and the NYSE to provide for uninterrupted trading of our securities. Based on discussions with their personnel, we believe these highly regulated institutions are or will be Year 2000 ready, although we have received no such guarantees. We have requested Year 2000 readiness statements from these vendors. In the event that these parties experience Year 2000 problems, the consequences to us are unknown.

         We believe that corporate non-IT systems are Year 2000 ready, although the use of non-IT systems at the corporate level is not critical to our operations.

         ECS

         In mid-1997, the ECS formed a working group to address Year 2000 issues facing this segment. All of the ECS's corporate applications were reviewed to determine whether to repair, re-engineer, replace, or retire each system. All recommended reprogramming steps to achieve Year 2000 readiness have been completed. In addition, the ECS completed compliance implementations and related testing for infrastructure-related issues with the operating systems, computer networks, and telecommunications equipment and services, as well as the ECS's facilities and security systems. To the extent problems develop, the ECS expects that its IT department, with the assistance of external consultants, will be able to address those problems on a timely basis.

         Regarding the FEE acquisition, the ECS has completed an assessment of Year 2000 issues related to FEE's IT and non-IT systems. Year 2000 issues were identified and are currently being addressed by internal resources. Implementation of necessary changes and testing of those changes are expected to be completed by the end of the third quarter of 1999 without material expenditures.

         Prior to our acquisition of GTI, GTI completed the installation of an enterprise resource planning system which addressed GTI's Year 2000 issues related to their information systems. Any potential Year 2000 issues related to

GTI's facilities or non-IT systems will be addressed by our plans to integrate GTI's operations into our facilities, which we believe are Year 2000 ready.

         The ECS is still in the process of contacting vendors and suppliers, including hardware, software, telecommunications, networking, security, data and service providers, regarding the Year 2000 readiness status of their companies and products. To the extent that a supplier is not able to become Year 2000 ready, alternative supply sources will be identified and contacted, and their Year 2000 readiness status verified within the next two quarters. The ECS expects that its major vendors or suppliers will be Year 2000 ready.

         Aggregate external costs incurred to address Year 2000 issues within the ECS have approximated $350,000. About $250,000 of this amount was paid to consultants and expensed when incurred. The remainder of the costs related to accelerated purchases of licenses and software, and was capitalized in accordance with existing company policy. Future costs related to the ECS Year 2000 issues are expected to be immaterial to the ECS.

         MCS

         Motivated in part by the Year 2000 issue and issues related to the euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS is in the process of installing a worldwide enterprise resource planning system which is scheduled to be operational in the second quarter of 1999. We refer to the enterprise resource planning system as ERP. The MCS is utilizing both internal and external resources to identify, correct or reprogram and test both IT and non-IT systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in a time period sufficient to allow for appropriate testing.

         The ERP is expected to be installed and operational in Germany and the U.S. by the end of April of 1999. The project is on schedule and the vendor has warranted that the software is Year 2000 ready. This software is not unique to the MCS and is in use in many Fortune 1000 companies. The MCS is in the process of assessing the systems in Mexico to determine the extent of any Year 2000 issues, but any compliance issues are expected to be immaterial.

         A Year 2000 readiness review of manufacturing systems is also under way. The MCS's manufacturing systems include furnace controls, computer integrated manufacturing systems, shop floor data collection and test equipment. Some of these systems include embedded systems. It is anticipated that any material Year 2000 problems will be identified and corrected by December of 1999 without material expense.

         All remaining IT and non-IT systems are expected to be repaired, reprogrammed or replaced by the end of the first quarter of 1999. Excluding the costs of implementing the ERP system, the total costs -- incurred and to be incurred -- associated with addressing the Year 2000 issues within the MCS are estimated to be $150,000. Those costs are being expensed as incurred. The cost of implementing the ERP system is significant to us; however, such costs have been budgeted and approved in the ordinary course of business and are being expensed or capitalized in accordance with existing policy. While we expect that problems will develop from time to time during the course of the ERP change over, we do not believe that these problems will have a material adverse effect on our operations or that they necessarily will be Year 2000 related.

         The MCS has formalized questionnaires and sent those to vendors requesting information regarding Year 2000 readiness. The MCS has received completed surveys from a number of its suppliers. The identification of alternative supply sources is our intended corrective action with regard to non-compliant suppliers.

         Contingency Plans

         As the corporate location and the ECS believe their aggressive action with respect to Year 2000 problems will mitigate material problems, overall contingency plans have not been developed.

         In the event that there is a failure of the ERP system, MCS's contingency plans include reverting to existing financial systems that are Year 2000 ready. Other financial and non-financial applications would be run manually and problems would be addressed as identified.

         Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. For example, if a utility company were unable to deliver power, or if a major vendor were unable to deliver product, the operations of the affected segment could be disrupted or even temporarily shut down. However, in each segment, our manufacturing facilities and locations are more geographically diverse than those of most of our competitors. This diversity provides a natural hedge against those Year 2000 problems which may affect a given supplier or utility. In the unlikely event that such failures occur, they could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 problem, including the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine with complete certainty at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. Although there can be no assurance that we have identified and corrected, or will identify and correct, every Year 2000 problem existing in IT and non-IT systems, we believe that we have programs in place to identify and correct any such material problems and that our actions have significantly decreased the risks associated with the Year 2000 problem.

         Euro Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. We refer to the 11 countries as the participating countries and the participating countries' sovereign currencies as the legacy currencies. The euro now trades on currency exchanges and is available for non-cash transactions.

         The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and July 1, 2002. During this transition period, public and private parties may pay for goods and services using either the euro or a legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. By July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions. The conversion to the euro will then be complete.

         We have developed plans to ensure, to the extent possible, our operations will not be negatively impacted by the euro. On a company-wide basis, those efforts have been coordinated by the corporate Treasurer and have included internal personnel as well as external consultants. The ECS is currently evaluating the impact of the euro on the operations located in Europe. The MCS is in the renovation and implementation stages of addressing euro conversion related system issues for its European operations.

         The failure to correct a material euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the conversion to the euro, we are unable to determine at this time whether the consequences of euro conversion failures will have a material impact on the company's results of operations, liquidity or financial condition.

Item 7a       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         Our financial instruments exposed to changes in interest rates are primarily cash on hand and long-term debt obligations. We invest our excess cash with high credit-rated financial institutions. We limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks and the audit committee of the board continually monitors compliance with these policies.

         The majority of our credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amount of, our borrowings move higher. In addition, we may pursue additional or alternative financing for growth opportunities in one or both segments. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates. However, we have not used any of these instruments to date.

         The table below presents principal amounts in equivalent U.S. dollars and related weighted average interest rates by year of maturity for our cash investments and debt obligations. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. The carrying value of long-term debt approximates its fair value after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes. Amounts are in thousands:

Assets
Cash and equivalents                                                                                                  Approx.
--------------------                                                                                                  -------
                                                                                               There-                   Fair
                                       1999        2000        2001       2002       2003      after       Total       Value
                                       ----        ----        ----       ----       ----      -----       -----       -----
   Variable rate:
            U.S.$                    $41,893          --          --         --         --         --     $41,893     $41,893
            Wt. ave. interest rate      4.00%

            Renminbi (PRC)           $ 2,725          --          --         --         --         --     $ 2,725     $ 2,725
            Wt. ave. interest rate      4.00%

            Euro                     $ 2,556          --          --         --         --         --     $ 2,556     $ 2,556
            Wt. ave. interest rate      4.00%

            Other currencies         $ 3,389          --          --         --         --         --     $ 3,389     $ 3,389
            Wt. ave. interest rate      4.00%

Liabilities
Long-term debt
--------------
   Fixed rate:
            U.S.$                    $    26     $    27          --         --         --         --     $    53     $    53
            Wt. ave. interest rate      4.50%       4.50%

            Euro                     $   167     $   152     $   165    $   183    $ 6,187    $   423     $ 7,277     $ 7,277
            Wt. ave. interest rate      8.40%       8.50%       8.50%      8.50%      5.57%      8.50%

   Variable rate:
            U.S.$                         --     $26,000          --         --         --         --     $26,000     $26,000
            Wt. ave. interest rate                  5.96%

            Euro                          --          --     $27,568         --         --         --     $27,568     $27,568
            Wt. ave. interest rate                              3.88%



Foreign Currency Risk

         We conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At December 31, 1998, we had two forward exchange contracts and three currency options outstanding. All were short-term in duration and immaterial to our financial position. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts.

         The table below provides information about our non-derivative financial instruments and presents the information in equivalent U.S. dollars. Amounts are in thousands:

Assets
Cash and equivalents                                                                                                    Approx.
--------------------                                                                                                    -------
                                                                                                 There-                   Fair
                                     1999        2000       2001         2002        2003        after       Total       Value
                                     ----        ----       ----         ----        ----        -----       -----       -----
   Variable rate:
            Renminbi (PRC)          $2,725         --         --           --          --          --       $ 2,725     $ 2,725
            Wt. ave. interest rate    4.00%

            Euro                    $2,556         --         --           --          --          --       $ 2,556     $ 2,556
            Wt. ave. interest rate    4.00%

            Other currencies        $3,389         --         --           --          --          --       $ 3,389     $ 3,389
            Wt. ave. interest rate    4.00%

Liabilities
Long-term debt
--------------
   Fixed rate:
            Euro                    $  167     $   152      $   165     $   183     $ 6,187     $   423     $ 7,277     $ 7,277
            Wt. ave. interest rate    8.40%       8.50%        8.50%       8.50%       5.57%       8.50%

   Variable rate:
            Euro                        --          --      $27,568          --          --          --     $27,568     $27,568
            Wt. ave. interest rate                             3.88%

Item 8  Financial Statements and Supplementary Data

         Information required by this item is incorporated by reference from the Independent Auditor's Report found on page 34 and from the consolidated financial statements and supplementary schedule on pages 35 through 61.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    Part III

                              Cross Reference Index

                     Form 10-K
          Item Number and Caption                              Incorporated Material
          -----------------------                              ---------------------

Item 10   Directors and Executive Officers of the Registrant   Registrant's Definitive Proxy Statement
Item 11   Executive Compensation                               Registrant's Definitive Proxy Statement
Item 12   Security Ownership of Certain Beneficial Owners      Registrant's Definitive Proxy Statement
             and Management
Item 13   Certain Relationships and Related Transactions       Registrant's Definitive Proxy Statement


                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents filed as part of this report

                  Financial Statements
                  --------------------

                  Independent Auditors' Report
                  Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Earnings - Years ended December 31,
                    1998, 1997 and 1996
                  Consolidated Statements of Cash Flows - Years ended December
                    31, 1998, 1997 and 1996
                  Consolidated Statements of Changes in Shareholders' Equity -
                    Years ended December 31, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements

                  Financial Statement Schedules
                  -----------------------------

                  Schedule II, Valuation and Qualifying Accounts

         (b)      Reports on Form 8-K

                           We filed a report on Form 8-K on November 30, 1998.
                  We filed a report on Form 8-K/A on January 28, 1999. Both of these reports pertain to the acquisition of GTI on November 16, 1998. The report on Form 8-K/A includes pro forma financial information as well as historical financial statements of GTI.

                           We also filed a report on Form 8-K on January 29,
                  1999. This report pertains to a change in our fiscal year from December 31 of each year to the last Friday of each December.

         (c)      Exhibits

                  (10)     Material Contracts (incorporated by reference)
                  (21)     Subsidiaries of the Registrant
                  (23)     Consent of Certified Public Accountants
                  (27)     Financial Data Schedule (electronic filing only)

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By         /s/James M. Papada, III
           -----------------------------------------------------------
           James M. Papada, III
           Chairman of the Board of Directors,
           Chief Executive Officer and Director

Date       March 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By                                    By    /s/Graham Humes
      --------------------------            -----------------------------------
      Stanley E. Basara                     Graham Humes
      Director                              Director

Date  March 17, 1999                  Date  March 17, 1999

By                                    By    /s/Edward M. Mazze
      --------------------------            -----------------------------------
      John E. Burrows, Jr.                  Edward M. Mazze
      Director                              Director

Date  March 17, 1999                  Date  March 17, 1999

By                                    By    /s/Drew A. Moyer
      --------------------------            -----------------------------------
      Rajiv L. Gupta                        Drew A. Moyer
      Director                              Corporate Controller and Secretary
                                            (Principal Accounting Officer)
Date  March 17, 1999
                                      Date  March 17, 1999
By    /s/J. Barton Harrison
      --------------------------
      J. Barton Harrison              By    /s/Albert Thorp, III
                                            -----------------------------------
      Director                              Albert Thorp, III
                                            Vice President - Finance and Chief
Date  March 17, 1999                           Financial Officer
                                            (Principal Financial Officer)
By    /s/Roy E. Hock
      --------------------------
      Roy E. Hock                     Date  March 17, 1999
      Director

Date  March 17, 1999

                   Index to Financial Statements and Schedules

                              Financial Statements
                              --------------------

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Earnings - Years ended December 31, 1998, 1997 and
         1996

Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and
         1996

Consolidated Statements of Changes in Shareholders' Equity - Years ended
         December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

                          Financial Statement Schedule
                          ----------------------------

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP


         Philadelphia, Pennsylvania
         February 26, 1999

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                       In thousands, except for share data

                          Assets                             1998        1997
                          ------                             ----        ----
Current assets:
     Cash and cash equivalents                            $ 50,563    $ 48,803
     Trade receivables, net                                 71,482      53,990
     Inventories                                            71,230      50,623
     Prepaid expenses and other current assets              10,597       8,834
                                                          --------    --------
           Total current assets                            203,872     162,250

Property, plant and equipment                              149,035     106,803
     Less accumulated depreciation                          59,967      47,140
                                                          --------    --------
           Net property, plant and equipment                89,068      59,663
Deferred income taxes                                        9,296       2,743
Excess of cost over net assets acquired, net                39,249      29,571
Other assets                                                 2,649       1,107
                                                          --------    --------
                                                          $344,134    $255,334
                                                          ========    ========

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Current liabilities:
     Current installments of long-term debt               $    193    $  2,025
     Accounts payable                                       23,270      11,319
     Accrued expenses                                       78,073      61,288
                                                          --------    --------
           Total current liabilities                       101,536      74,632

Long-term liabilities:
     Long-term debt, excluding current installments         60,705      30,932
     Other long-term liabilities                             7,084       7,395

Commitments and contingencies (Note 8)

Shareholders' equity:
     Common stock: 75,000,000 shares authorized;
       16,170,406 and 16,135,074 outstanding in
       1998 and 1997, respectively; $.125 par value
       per share and additional paid-in capital             45,109      43,148
     Retained earnings                                     131,227     101,800
     Other                                                  (1,527)     (2,573)
                                                          --------    --------
           Total shareholders' equity                      174,809     142,375
                                                          --------    --------
                                                          $344,134    $255,334
                                                          ========    ========

   See accompanying Notes to Consolidated Financial Statements.


                                Technitrol, Inc. and Subsidiaries

                               Consolidated Statements of Earnings

                          Years ended December 31, 1998, 1997 and 1996
                               In thousands, except per share data

                                                     1998             1997              1996
                                                     ----             ----              ----

Net sales                                         $448,539         $397,067          $243,312
Cost of sales                                      306,296          269,050           166,246
                                                  --------         --------          --------
       Gross profit                                142,243          128,017            77,066

Selling, general and administrative expenses        88,827           82,264            49,547
                                                  --------         --------          --------
       Operating profit                             53,416           45,753            27,519
Other income (expense):
     Interest income                                 2,080            2,469               948
     Interest expense                               (3,264)          (2,387)           (1,162)
     Other, net                                        111              929              (102)
                                                  --------         --------          --------
                                                    (1,073)           1,011              (316)
                                                  --------         --------          --------
     Earnings before income taxes                   52,343           46,764            27,203
Income taxes                                       (19,034)         (17,678)           (9,065)
                                                  --------         --------          --------

Net earnings from continuing operations             33,309           29,086            18,138

Discontinued operations, net of income taxes:
     Earnings from operations of the Test &
        Measurement Products Segment                   --               258             2,289
    Gain on disposal                                   --            11,502               --
                                                  --------         --------          --------

Net earnings                                      $ 33,309         $ 40,846          $ 20,427
                                                  ========         ========          ========

Earnings per share from continuing operations:
    Basic                                         $   2.08         $   1.81          $   1.14
                                                  ========         ========          ========
    Diluted                                       $   2.06         $   1.80          $   1.13
                                                  ========         ========          ========

Net earnings per share:
    Basic                                         $   2.08         $   2.54          $   1.28
                                                  ========         ========          ========
    Diluted                                       $   2.06         $   2.53          $   1.27
                                                  ========         ========          ========

See accompanying Notes to Consolidated Financial Statements.


                                Technitrol, Inc. and Subsidiaries

                              Consolidated Statements of Cash Flows

                          Years ended December 31, 1998, 1997, and 1996
                                         In thousands

                                                                      1998           1997          1996
                                                                      ----           ----          ----
Cash flows from operating activities:
     Net earnings                                                   $33,309        $40,846       $20,427
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                               16,280         13,147         9,123
         Deferred taxes                                               3,415           (748)       (2,702)
         Gain on sale of Products Division assets                        --             --        (1,471)
         Gain on sale of Test & Measurement
           Products Segment                                              --        (11,502)           --
         Changes in assets and liabilities net of
           effect of acquisitions and divestitures:
              Accounts receivable                                    (1,705)       (15,440)      (10,777)
              Inventories                                            (4,634)       (12,329)        6,991
              Accounts payable                                        5,191          1,633         2,634
              Accrued expenses                                       (4,688)         9,406         1,734
         Other, net                                                   2,559         (1,279)         (332)
                                                                    -------        -------       -------
         Net cash provided by operating activities                   49,727         23,734        25,627
                                                                    -------        -------       -------

Cash flows from investing activities:
     Proceeds from the sale of discontinued
       operations, net of cash sold and expenses paid                   --          32,362         3,671
     Acquisitions, net of cash acquired                             (42,804)       (26,514)      (11,677)
     Capital expenditures, exclusive of acquisitions                (20,398)       (13,447)       (7,775)
     Proceeds from sale of property, plant and equipment                368            668           466
                                                                    --------       -------       -------
         Net cash used in investing activities                      (62,834)        (6,931)      (15,315)
                                                                    -------        -------       -------
Cash flows from financing activities:
     Principal payments on long-term debt                           (25,483)       (19,093)       (9,023)
     Net borrowings (repayments) of short-term debt                      --         (2,911)          520
     Proceeds of long-term borrowings                                44,218         15,536        30,233
     Dividends paid                                                  (3,759)        (3,336)       (3,182)
     Proceeds from exercise of stock options                             97            317         2,090
     Purchase of Technitrol stock                                      (145)            --        (1,022)
     Contributions from minority interest in subsidiary                  --            100           100
                                                                    -------        -------       -------
         Net cash provided by (used in) financing activities         14,928         (9,387)       19,716

Net effect of exchange rate changes on cash                             (61)        (2,144)         (391)
                                                                    -------        -------       -------
Net increase in cash and cash equivalents                             1,760          5,272        29,637
Cash and cash equivalents at beginning of year                       48,803         43,531        13,894
                                                                    -------        -------       -------
Cash and cash equivalents at end of year                            $50,563        $48,803       $43,531
                                                                    =======        =======       =======

See accompanying Notes to Consolidated Financial Statements.

                                   Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Changes in Shareholders' Equity

                            Years ended December 31, 1998, 1997 and 1996
                                  In thousands, except per share data

                                                                                              Other
                                                                                   ---------------------------
                                                                                                     Accumu-
                                                                                                     lated
                                              Common stock and                                       other
                                               paid-in capital                       Deferred        compre-        Compre-
                                           ---------------------       Retained       compen-        hensive         hensive
                                            Shares        Amount       earnings       sation         income          income
                                            ------        ------       --------       ------         ------          ------

Balance at January 1, 1996                  7,836       $38,130        $48,101        $ (710)       $  (760)
Purchase of common stock                      (37)           (5)        (1,017)           --             --
Stock options, awards and related
    compensation                              189           968             19           (90)            --
Tax benefit of stock compensation              --         1,545             --            --             --
Currency translation adjustments               --            --             --            --            173        $    173
Net earnings                                   --            --         20,427            --             --          20,427
                                                                                                                   --------
Comprehensive income                           --            --             --            --             --        $ 20,600
                                                                                                                   ========
Dividends declared ($.20 per share)            --            --         (3,191)           --             --
Two-for-one stock split declared in
    February 1997                           7,987            --             --            --             --
                                           ------       -------       --------       -------        -------
Balance at December 31, 1996               15,975       $40,638        $64,339       $  (800)       $  (587)
                                           ======       =======       ========       =======        =======
Stock options, awards and related
    compensation                              160         1,354             --          (378)            --
Tax benefit of stock compensation              --         1,156             --            --             --
Currency translation adjustments               --            --             --            --           (808)       $   (808)
Net earnings                                   --            --         40,846            --             --          40,846
                                                                                                                   --------
Comprehensive income                           --            --             --            --             --        $ 40,038
                                                                                                                   ========
Dividends declared ($.21 per share)            --            --         (3,385)           --             --
                                           ------       -------       --------       -------        -------
Balance at December 31, 1997               16,135       $43,148       $101,800       $(1,178)       $(1,395)
                                           ======       =======       ========       =======        =======
Purchase of common stock                       (8)         (145)            --            --             --
Stock options, awards and related
    compensation                               43         1,398             --          (614)            --
Tax benefit of stock compensation              --           708             --            --             --
Currency translation adjustments               --            --             --            --          1,660        $  1,660
Net earnings                                   --            --         33,309            --             --          33,309
                                                                                                                   --------
Comprehensive income                           --            --             --            --             --        $ 34,969
                                                                                                                   ========
Dividends declared ($.24 per share)            --            --         (3,882)           --             --
                                           ------       -------       --------       -------        -------
Balance at December 31, 1998               16,170       $45,109       $131,227       $(1,792)       $   265
                                           ======       =======       ========       =======        =======

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

Inventories
-----------
         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories under consignment-type leases from suppliers ($40,031,000 at December 31, 1998, and $38,416,000 at December 31, 1997). This inventory consists primarily of precious metals which are used in the Company's metallurgical components manufacturing business. Included in interest expense for the year ended December 31, 1998 are consignment interest fees of $1,422,000. These interest costs were $394,000 and $232,000 in 1997 and 1996, respectively.

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

Excess of Cost over Net Assets
------------------------------
         Excess of cost over net assets acquired is primarily related to acquisitions within the Electronic Components Segment ("ECS") and is amortized on a straight-line basis over 15 years. When events and circumstances so indicate, the recoverability of its carrying value is evaluated by determining whether the amortization of its remaining balance can be recovered through future operating undiscounted cash flows of the acquired operation.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(1)      Summary of Significant Accounting Policies, continued
         ------------------------------------------

Foreign Currency Translation
----------------------------
         Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, monetary assets and liabilities are translated at year end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using a local currency as the functional currency, net assets are translated at year end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

Financial Instruments and Derivative Financial Instruments
----------------------------------------------------------
         The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

         The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To modify the risk from these changes, the Company periodically enters into hedging transactions which have been authorized pursuant to the Company's policies and procedures. To date, such transactions have been limited to foreign currency forward exchange contracts and currency options, but in the future these transactions may also be related to interest rates or precious metal prices. Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange and option contracts are marked to market; and unrealized gains and losses are included in current-period net income. There were three currency option contracts and two forward contracts open at December 31, 1998. None were material to the Company's financial position.

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(1)      Summary of Significant Accounting Policies, continued
         ------------------------------------------

Estimates
---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
         Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

(2)      Acquisitions and Divestitures
         -----------------------------

         Acquisitions

         GTI Corporation ("GTI"): On November 16, 1998, the Company acquired all
         ------------------------
of the capital stock of GTI whose principal operating unit was Valor Electronics, Inc. ("Valor"). Valor designed and manufactured magnetics-based components for signal processing and power transfer functions used primarily in local area networking and also in telecommunications and broadband products. At the time of acquisition, manufacturing operations were located in the People's Republic of China and the Philippines. GTI's corporate offices were located in San Diego, California.

         The total purchase price included $34.0 million paid to the former shareholders of GTI. In addition, transaction expenses and related acquisition costs were incurred. To complete the acquisition, the Company used approximately $14.0 million of cash on hand, and drew down approximately $20.0 million from approximately $137.0 million of available and previously unused bank lines of credit.

         The acquisition was accounted for by the purchase method of accounting. A preliminary allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates. The estimated fair value of the assets acquired and liabilities assumed approximated $46.2 million and $18.3 million, respectively. The excess of costs over net assets acquired approximated $5.8 million. These estimates will be adjusted to reflect actual amounts. Any subsequent adjustments are expected to occur by November 30, 1999 and are not expected to have a material impact on the Company's financial position.

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         The estimate of liabilities assumed includes an approximate $4.0 million reserve for restructuring the GTI businesses. The reserve was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", and is intended to cover the estimated expenses related to integrating GTI's operations into existing facilities of the Company's Pulse subsidiary. Expenses are expected to be incurred primarily for terminating employees, leasehold terminations and other related exit costs. Restructuring plans are expected to be finalized by November of 1999.

         GTI experienced significant financial difficulty prior to its acquisition by the Company, and the Company plans to make significant changes in GTI's businesses, as noted above. As a result, the Company does not believe that the following unaudited pro forma financial information, which reflects continuing operations only and assumes GTI was acquired on January 1, 1997, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                               Year Ended           Year Ended
                                             Dec. 31, 1998         Dec. 31, 1997
                                             -------------         -------------
             Net sales                          $489,336             $479,658
             Net earnings                        $17,627              $29,091
             Diluted earnings per share            $1.09                $1.80

         FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased
         -----------------------------
all of the capital stock of FEE. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. The total purchase price including assumed debt and transaction costs approximated $20.0 million and was funded by cash on hand. The fair value of the net assets acquired was approximately $2.7 million resulting in goodwill of approximately $5.8 million. The total purchase price is subject to adjustment as expenses and details of the transaction are finalized. Adjustments to the purchase price allocation are not expected to have a material impact on the Company's consolidated results of operations for 1999. FEE is now part of the Electronic Components Segment. The acquisition was accounted for by the purchase method of accounting and, therefore, the financial results of FEE have been included with those of the Company beginning on July 3, 1998. Historical pro forma results of operations would not be materially different from actual results.




                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         Certain Assets of Metales y Contactos, S.A. de C.V. ("Metales"): On
         ----------------------------------------------------------------
July 3, 1998, the Company, through its Metallurgical Components Segment ("MCS"), acquired certain assets of Metales. The purchase price of Metales' assets was not material to the Company's consolidated financial position. The results of the Metallurgical Components Segment include the results of operating the acquired assets from July 3, 1998.

         The Magnetic Components Business of Northern Telecom Ltd. ("Nortel"):
         ---------------------------------------------------------------------
On November 30, 1997, the Company acquired the magnetic components business of Nortel (the "Business") by purchasing all of the common stock of two Nortel subsidiaries (one in Malaysia and one in Thailand) and certain assets in Canada relating to design engineering support of those subsidiaries. Pursuant to a separate supply agreement, the Business will continue to provide components such as inductors and transformers for Nortel's telecommunications and power conversion equipment.

         The acquisition of the Business was accounted for by the purchase method of accounting. The purchase price was approximately $22.5 million including transaction expenses. The fair value of the net assets acquired approximated $8.0 million. The purchase price was funded by cash on hand, including cash received from the sale of the Test & Measurement Products Segment, as explained below.

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

         Doduco GmbH ("Doduco"): On October 31, 1996, the Company acquired
         -----------------------
certain operating assets of the metallurgical business of Doduco GmbH located in Germany, as well as all of the capital stock of Doduco Espana located in Madrid, Spain. Doduco produced electrical contacts, contact materials, thermostatic bimetals, and precision contact sub-assemblies made from precious and non-precious metals by wrought as well as powdered metallurgical processes. Its contact-producing operations were complemented by broad capabilities in electroplating and precious metals refining.

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         The assets purchased consisted of real property in Pforzheim and Sinsheim, Germany and Madrid, inventories, fixed assets and intangibles. The liabilities assumed consisted of vacation and bonus payments which were due to employees. The acquisition of Doduco was accounted for by the purchase method of accounting. The purchase price for the assets acquired was approximately $20.5 million, including transaction expenses. In addition, the Company entered into consignment-type leases with third-party leasing companies for approximately $19.0 million of precious metals previously owned by Doduco and used in its operations. The conditions of the leases are essentially the same as those of the leases previously in effect elsewhere within the Company's MCS. The fair value of the net assets acquired approximated $89.0 million. The purchase price was funded primarily by bank credit.

         Divestitures

         Test & Measurement Products Segment: On June 4, 1997, the Company
         ------------------------------------
completed the sale of those entities which formed its Test & Measurement Products Segment to an affiliate of Ametek, Inc. for approximately $34.0 million in cash, and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. Transaction expenses were paid by the Company from the gross proceeds of the sale and are reflected in the net gain realized on the sale. As a result of the foregoing, the Company discontinued its manufacturing and marketing of test & measurement products and the Test & Measurement Products Segment is reported as a discontinued operation in the accompanying Consolidated Statements of Earnings and in these Notes to Consolidated Financial Statements. Where applicable, prior-year amounts have been restated to exclude the effect of the discontinued operations. The net assets of the Segment consisted primarily of accounts receivable, inventories and fixed assets, net of accounts payable and other accrued operating expenses. The sales of this Segment were approximately $11.8 million in 1997 prior to the divestiture and were $30.8 million in 1996.

                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions and Divestitures, continued
         -----------------------------

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

         The impact of the divestiture on earnings per share was as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                    1997             1996
                                                    ----             ----
Earnings per share from continuing operations:
         Basic                                     $1.81            $1.14
         Diluted                                    1.80             1.13

Discontinued operations, net of tax:
    Earnings per share from operations - basic
      and diluted                                    .02              .14

    Gain per share on disposal - basic and
      diluted                                        .71               --

Earnings per share:
         Basic                                      2.54             1.28
         Diluted                                    2.53             1.27

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(3)      Financial Statement Details
         ---------------------------

         The following provides details for certain financial statement captions at December 31, 1998 and 1997 (in thousands):

                                                1998               1997
                                                ----               ----
Inventories:
     Finished goods                          $ 27,376           $ 18,897
     Work in progress                          14,926             11,852
     Raw materials and supplies                28,928             19,874
                                             --------           --------
                                             $ 71,230           $ 50,623
                                             ========           ========
Property, plant and equipment, at cost:
     Land                                    $  4,549           $  4,036
     Buildings and improvements                30,431             25,437
     Machinery and equipment                  114,055             77,330
                                             --------           --------
                                             $149,035           $106,803
                                             ========           ========
Accrued expenses:
     Income taxes payable                    $ 32,301           $ 23,538
     Dividends payable                            970                847
     Accrued compensation                      14,977             11,398
     Other accrued expenses                    29,825             25,505
                                             --------           --------
                                             $ 78,073           $ 61,288
                                             ========           ========


                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(4)      Long-term Debt
         --------------

         At December 31, 1998 and 1997 long-term debt was as follows (in thousands):

                                                                                      1998           1997
                                                                                      ----           ----
Bank Loans
----------

     Fixed-rate term loan repaid in 1998                                             $    --        $ 6,000

     Variable-rate (U.S. LIBOR plus .40%) multi-currency revolving credit facility with $125.0 million maximum draw, due June
        30, 2000 (5.96% rate at December 31, 1998)                                    26,000             --

     Variable-rate (German LIBOR plus 0.625%) multi-currency bank loan facility with $40.0 million maximum draw, due
        December 31, 2001 (3.875% rate at December 31, 1998)                          27,568         26,879

     Fixed rate (5.57%), unsecured debt in Germany (denominated in
        Deutsche marks) due July 2003                                                  5,993             --
                                                                                     -------        -------

         Total bank loans                                                             59,561         32,879

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:
--------------

     4.5% - 10.32% mortgage notes, due in monthly installments until 2007              1,337             78
                                                                                     -------        -------

         Total long-term debt                                                         60,898         32,957

     Less current installments                                                           193          2,025
                                                                                     -------        -------

     Long-term debt excluding current installments                                   $60,705        $30,932
                                                                                     =======        =======

         At the Company's option, interest on the revolving credit facilities may be based on the prime rate or on LIBOR. The facility expiring on June 30, 2000 is secured by a pledge of the stock of certain of the Company's domestic subsidiaries. All outstanding borrowings on that facility are denominated in U.S. dollars. The facilities expiring on December 31, 2001, and July 2003 are unsecured, and all outstanding borrowings under them are in Deutsche marks.


                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(4)      Long-term Debt, continued
         --------------

         Principal payments due within the next five years are as follows (in thousands):

                  1999                 $    193
                  2000                   26,179
                  2001                   27,733
                  2002                      183
                  2003                    6,187

         The bank loan facilities contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

(5)      Research, Development and Engineering Expenses
         ----------------------------------------------

         Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $16.8 million, $16.4 million and $9.0 million in 1998, 1997, and 1996, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $12.5 million, $7.2 million and $5.6 million in 1998, 1997, and 1996, respectively.

(6)      Restructuring Charges
         ---------------------

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


                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(7)      Income Taxes
         ------------

         Earnings before income taxes were as follows (in thousands):

                                    1998               1997              1996
                                    ----               ----              ----
Domestic                          $ 5,984            $23,306           $ 8,350
Non U.S.                           46,359             46,537            22,666
                                  -------            -------           -------
       Total                      $52,343            $69,843           $31,016
                                  =======            =======           =======

         Earnings attributable to continuing operations were (in thousands) $52,343, $46,764 and $27,203 in 1998, 1997 and 1996, respectively.

         Income tax expense was as follows (in thousands):

Current:                            1998               1997              1996
                                    ----               ----              ----
       Federal                    $ 4,420            $14,080           $ 7,310
       State and local                688              2,214             1,029
       Non-U.S.                    10,511             13,451             5,014
                                  -------             ------           -------
                                   15,619             29,745            13,353
Deferred expense (benefit)          3,415               (748)           (2,702)
                                  -------            -------           -------

                                  $19,034            $28,997           $10,651
                                  =======            =======           =======

         Income tax expense amounts attributable to continuing operations were (in thousands) $19,034, $17,678 and $9,065 in 1998, 1997 and 1996, respectively.
Income tax expense amounts of (in thousands) $11,319 and $1,586 for 1997 and 1996, respectively, are included in the results of discontinued operations. Amounts credited to Additional Paid-In Capital include the tax benefit of certain components of employee compensation related to the Company's common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period, and employee compensation related to the exercise of stock options.


                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(7)      Income Taxes, continued
         ------------

         A reconciliation of the statutory federal income tax rate with the effective income tax rate follows:

                                                 1998        1997        1996
                                                 ----        ----        ----
Statutory federal income tax rate                  35%         35%         35%
Increase (decrease) resulting from:
       Tax-exempt earnings of
           subsidiaries in Puerto Rico             (1)         (1)         (2)
       State and local income taxes, net
           of federal tax effect                    1           2           2
       Non-deductible expenses and
           other foreign income subject to
           U.S. income tax                         10           5           5
       Foreign                                    (10)         (3)         (7)
       Other, net                                   1           4           1
                                                  ---         ---         ---
Effective tax rate                                 36%         42%         34%
                                                  ===         ===         ===

         For continuing operations, the Company's effective tax rates were approximately 36%, 38% and 33% in 1998, 1997 and 1996, respectively. The effective tax rate of 42% for all operations of the Company in 1997 reflects significant taxes attributable to the gain on the sale of discontinued operations.

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(7)      Income Taxes, continued
         ------------

         Deferred tax assets and liabilities included the following (in thousands):

Assets:                                                 1998              1997
                                                        ----              ----
       Inventories                                    $ 1,098            $   --
       Plant and equipment                                126             1,032
       Vacation pay and other compensation                892               824
       Pension expense                                    785             1,318
       Stock awards                                     1,247               393
       Accrued liabilities                              5,186             4,591
       Net operating losses                             4,774                --
       Capital losses carryover                         6,582                --
       Other                                              100               660
                                                      -------            ------
              Total deferred tax assets                20,790             8,818
              Valuation allowance                      (6,582)               --
                                                      -------            ------
              Net deferred tax assets                  14,208             8,818

Liabilities:
       Inventories                                        --                819
       Other                                               23               417
                                                      -------               ---
              Total deferred tax liabilities               23             1,236
                                                      -------            ------
              Net deferred tax asset                  $14,185            $7,582
                                                      =======            ======



Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

         The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $170.3 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 1998. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. It is not practical to estimate the amount of unrecognized deferred taxes on these undistributed earnings. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings may be remitted.

                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(8)      Commitments and Contingencies
         -----------------------------

         The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense amounts for the years ended December 31, 1998, 1997 and 1996 were $4.5 million, $3.6 million and $2.8 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 1998 were as follows (in thousands):

                        Year ending
                        December 31
                        -----------
                           1999             $ 6,793
                           2000               5,055
                           2001               4,451
                           2002               3,263
                           2003               2,677
                        Thereafter            5,268
                                            -------
                                            $27,507
                                            =======

         The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, as a result of the acquisition of GTI, the Company is involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a closed facility in Leesburg, Indiana. The Company anticipates making additional environmental expenditures in future years to continue its environmental studies and analysis. Upon mutual agreement with a certain state agency, the Company will implement a remediation plan. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

         The Company is also subject to various lawsuits, claims and proceedings which arise in the ordinary course of its business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on our financial results.

                                                                   (continued)
                                  Page 52 of 64

                        Technitrol, Inc. and Subsidiaries

(8)      Commitments and Contingencies, continued
         -----------------------------

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

(9)      Shareholders' Equity
         --------------------

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

         The retained earnings of the Company at December 31, 1998 include approximately $6.2 million which has been restricted in accordance with the laws of the People's Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiaries in the PRC, may not be available for distribution to the U.S. parent company or its shareholders but is not required to be held in cash.

         The Company has a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with the Company's Common Shares. However, after a person or group has acquired 15% or more of the Common Shares, the Rights will become exercisable and separate certificates representing the Rights


                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(9)      Shareholders' Equity, continued
         --------------------

will be distributed. In the event that any person or group acquires 15% of the Common Shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $135, that number of Common Shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of the Common Shares, the Company is acquired in a merger or other business combination transaction, or 50% or more of its consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by the Company at a price of $.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.

(10)     Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the year. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were 36,000, 44,000 and 139,000 in 1998, 1997 and 1996, respectively. Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on February 28, 1997. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                       1998             1997           1996
                                       ----             ----           ----
Net income                           $33,309          $40,846        $20,427
Basic earnings per share:
    Shares                            15,981           16,093         15,957
    Per share amount                   $2.08            $2.54          $1.28

Diluted earnings per share:
    Shares                            16,203           16,137         16,096
    Per share amount                   $2.06            $2.53          $1.27

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(11)     Employee Benefit Plans
         ----------------------

         The Company and certain of its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

         Pension expense was as follows (in thousands):

                                                    1998     1997       1996
                                                    ----     ----       ----
Principal defined benefit plans                    $(176)    $420     $1,024
Multi-employer and other employee benefit plans      206       40         61
                                                     ---     ----     ------
                                                   $  30     $460     $1,085
                                                   =====     ====     ======

         The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                   1998      1997       1996
                                                   ----      ----       ----
Service cost - benefits earned during the period  $1,093   $1,172     $1,417
Interest cost on projected benefit obligation      1,376    1,332      1,465
Expected actual return on plan assets             (2,290)  (1,927)    (1,778)
Net amortization                                    (355)    (157)       (80)
                                                  ------   ------     ------
         Net periodic pension cost                $ (176)  $  420     $1,024
                                                  ======   ======     ======

                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(11)     Employee Benefit Plans, continued
         ----------------------

The financial status of the principal defined benefit plans at December 31, 1998 and 1997, was as follows (in thousands):

                                                          1998          1997
                                                          ----          ----
Change in benefit obligation

     Benefit obligation at beginning of year           $20,486        $19,270

         Service cost                                    1,093          1,172
         Interest cost                                   1,376          1,332
         Actuarial gain                                   (984)          (146)
         Benefits paid                                  (1,061)        (1,142)
                                                        ------        -------

     Benefit obligation at end of year                  20,910         20,486

Change in plan assets

     Fair value of plan assets at beginning of year     26,379         22,303

         Actual return on plan assets                      620          5,202
         Employer contributions                             13             16
         Benefits paid                                  (1,061)        (1,142)
                                                       -------        -------

     Fair value of plan assets at end of year           25,951         26,379
                                                       -------        -------

     Funded status                                       5,041          5,893
     Unrecognized:
         Net gains                                      (8,124)        (8,784)
         Prior service cost                                728            454
         Net transition obligation                          21             24
                                                       -------        -------

Accrued pension costs at December 31                   $(2,334)       $(2,413)
                                                       =======        =======

                                                                    (continued)

                        Technitrol, Inc. and Subsidiaries

(11)     Employee Benefit Plans, continued
         ----------------------

         Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of Plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1998 and 1997 were as follows:


            Discount rates                                       6.5% to 7.3%
            Annual compensation increases                        4.8% to 7.0%
            Expected long-term rates of return on plan assets    6.5% to 9.0%

         The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributes a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $586,000, $524,000 and $440,000 in 1998, 1997 and 1996, respectively.

         The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(12)     Stock-Based Compensation
         ------------------------

         The Company has an incentive compensation plan for key employees of the Company and its subsidiaries. One component of this plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:

                                                                 Available to
                                                                  be Granted
                                                                ---------------
Shares authorized                                                 1,200,000
Awarded during years prior to 1998, net of cancellations           (873,325)
                                                                    -------
Balance at December 31, 1997                                        326,675
Awarded during 1998, net of cancellations                           (28,730)
                                                                    -------
Balance available at December 31, 1998                              297,945
                                                                    =======


                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

 (12)    Stock-Based Compensation
         ------------------------

         During the years ended December 31, 1998, 1997 and 1996, the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $1,210,000, $1,037,000 and $438,000, respectively. Shares are held by the Company until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. Amounts charged to expense as a result of the incentive compensation plan and related expenses were $1,186,000 in 1998, $912,000 in 1997 and $976,000 in
1996. The total grants and expenses noted above include awards made to employees of the Test & Measurement Products Segment prior to June 4, 1997.

         The Company also has a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist the Company in attracting and retaining highly qualified persons to serve on the Company's Board of Directors. Under the terms of the plan, 30,000 shares of the Company's common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors. In 1998, 2,896 shares (including those deferred at the directors' election) were issued under the plan.

         In connection with the 1995 acquisition of Pulse Engineering, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. At December 31, 1998, 43,045 options remained outstanding. No additional options are expected to be granted under the assumed plans.

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

                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(13)     Supplementary Information
         -------------------------

         The following amounts were charged directly to costs and expenses (in thousands, for continuing operations):

                                              1998          1997          1996
                                              ----          ----          ----
        Depreciation                       $13,933       $11,874        $7,317
        Amortization of intangible assets    2,347         1,379         1,228
        Advertising                            799         1,510           777
        Repairs and maintenance              6,472         5,868         3,914
        Bad debt expense                       632           328           135

   Cash payments made (in thousands,
     for all operations):

        Income taxes                       $11,813       $13,668        $9,205
        Interest                             3,344         2,353         1,106

Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items. In 1997, as a result of the Company's sale of its Test & Measurement Products Segment (which included Lloyd Instruments, Ltd., a U.K. Company), a reclassification adjustment was made as follows:

       Unrealized currency translation loss arising during period       $(1,341)
       Less:    Reclassification adjustment for losses included
                in the gain on the sale of the Test & Measurement
                Products Segment                                            533
                                                                        -------
       Net currency translation adjustment                              $  (808)
                                                                        =======

(14)     Segment Information
         -------------------

         The "Business Segment Information" and "Geographic Information" sections on pages 2 through 6 of this Form 10-K are integral parts of the Company's financial statements.

                                                                   (continued)

                        Technitrol, Inc. and Subsidiaries

(15)     Quarterly Financial Data (Unaudited)
         ------------------------------------

         Quarterly results of operations (unaudited) for 1998 and 1997 are summarized as follows (in thousands, except per share data):

                                                            Quarter ended
                                                            -------------
                                         Mar. 31       June 30      Sept. 30       Dec. 31
                                         -------       -------      --------       -------
1998:
         Net sales                      $110,748      $104,888      $113,349      $119,554
         Gross profit                     36,142        33,159        34,946        37,996
         Net earnings                      9,378         8,413         7,442         8,076
         Net earnings per share:
              Basic                          .58           .53           .47           .51
              Diluted                        .58           .52           .46           .50

1997:
         Net sales                      $ 92,207      $103,927      $102,127      $ 98,806
         Gross profit                     28,915        33,646        32,687        32,769
         Net earnings from
           continuing operations           6,553         7,900         7,138         7,495
         Earnings per share from
           continuing operations:
              Basic                          .41           .49           .44           .47
              Diluted                        .40           .49           .44           .46
         Net earnings per share:
              Basic                          .43          1.20           .44           .47
              Diluted                        .42          1.20           .44           .46

Earnings per share amounts have been restated to reflect a two-for-one stock split effective on February 28, 1997.

                                  Technitrol, Inc. and Subsidiaries

                                   Financial Statement Schedule II

                                  Valuation and Qualifying Accounts

                                      (In thousands of dollars)


                                                                Additions (Deductions)
                                                 -------------------------------------------
                                                   Charged to    Write-offs
                                       Balance     costs and          &                      Balance
Description                           January 1     expenses      payments     Other(1)    December 31
-----------                           ---------     --------     ----------    ------      -----------
Year ended December 31, 1998:
Reserve for obsolete and slow-
    moving inventory                 $3,720         $3,541       $(4,280)      $14,153        $17,134
                                     ======         ======       =======       =======        =======
Reserve for doubtful accounts        $  202         $  632       $  (416)      $   401        $   819
                                     ======         ======       =======       =======        =======


Year ended December 31, 1997:
Reserve for obsolete and slow-
    moving inventory                 $4,671         $6,536       $(7,487)      $    --        $ 3,720
                                     ======         ======       =======       =======        =======
Reserve for doubtful accounts        $   --         $  328       $  (126)      $    --        $   202
                                     ======         ======       =======       =======        =======





-------------------
(1) Primarily relates to acquisitions

                                  Exhibit Index

DOCUMENT
--------

 3.  (a)    Articles of Incorporation                   Incorporated by reference to Form 8-A/A
                                                            dated April 10, 1998 for the year ended
                                                            December 31, 1995

     (b)    By-laws                                     Incorporated by reference to Form 10-K for
                                                            the year ended December 31, 1995

 4.  Instruments defining rights of security holders    Incorporated by reference to Form 10-K for
                                                            the year ended December 31, 1995, and
                                                            to Form 8-A/A dated April 10, 1998

10.  Material Contracts                                 The "Agreement and Plan of Merger"
                                                            related to the GTI Corporation acquisition
                                                            is incorporated by reference to Form 8-K
                                                            dated November 16, 1998.

21.  Subsidiaries of Registrant                         Page 63

23.  Consent of Certified Public Accountants            Page 64

27.  Financial Data Schedule                            Electronic Filing Only


-------------------------------------------------------------------------------------------------------