Form 10-Q
period 1999-04-02
TECHNITROL INC
filed 1999-05-17
CIK 96763

================================================================================

                                                                   Exhibit Index
                                                                   is on page 24



                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended April 2, 1999, or

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



Common Stock - Shares Outstanding as of May 10, 1999:                16,208,156

                         Part I. Financial Information

Item 1: Financial Statements



                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                       April 2, 1999 and December 31, 1998
                                  In thousands


                                                       April 2,        Dec. 31,
         Assets                                          1999            1998
         ------                                          ----            ----
                                                      (unaudited)
Current Assets:
     Cash and cash equivalents                          $ 42,284       $ 50,563
     Trade receivables                                    71,916         71,482
     Inventories                                          70,899         71,230
     Prepaid expenses and other current assets            15,507         10,597
                                                        --------       --------
           Total current assets                          200,606        203,872

Property, plant and equipment                            150,838        149,035
     Less accumulated depreciation                        62,649         59,967
                                                        --------       --------
           Net property, plant and equipment              88,189         89,068
Deferred income taxes                                      7,502          9,296
Excess of cost over net assets acquired, net              38,519         39,249
Other assets                                               2,034          2,649
                                                        --------       --------
                                                        $336,850       $344,134
                                                        ========       ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt             $    171       $    193
     Accounts payable                                     24,397         23,270
     Accrued expenses                                     72,393         78,073
                                                        --------       --------
           Total current liabilities                      96,961        101,536

Long-term liabilities:
     Long-term debt, excluding current installments       51,854         60,705
     Other long-term liabilities                           6,053          7,084

Shareholders' equity:
     Common stock and additional paid-in capital          46,321         45,109
     Retained earnings                                   138,990        131,227
     Other                                                (3,329)        (1,527)
                                                        --------       --------
           Total shareholders' equity                    181,982        174,809
                                                        --------       --------
                                                        $336,850       $344,134
                                                        ========       ========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)
                       In thousands, except per share data

                                                            Quarter Ended
                                                         April 2,     March 31,
                                                          1999          1998
                                                          ----          ----

Net sales                                               $125,230      $110,748

Costs and expenses applicable to sales
    Cost of goods sold                                    87,091        74,606
    Selling, general and administrative expenses          25,330        20,836
                                                        --------      --------

         Total costs and expenses applicable to sales    112,421        95,442
                                                        --------      --------

Operating profit                                          12,809        15,306

Other income (expense)
     Interest, net                                          (699)          (45)
     Other                                                  (342)            4
                                                        --------      --------

         Total other income (expense)                     (1,041)          (41)
                                                        --------      --------

Earnings before taxes                                     11,768        15,265

Income taxes                                               3,032         5,887
                                                        --------      --------

Net earnings                                            $  8,736      $  9,378
                                                        ========      ========

Net earnings per share:
     Basic                                                   .55           .58
     Diluted                                                 .54           .58

Dividends declared per share                            $    .06      $    .06

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                 Quarter Ended April 2, 1999 and March 31, 1998

                                   (Unaudited)

                                  In thousands

                                                           April 2,    March 31,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
Net earnings                                               $ 8,736      $ 9,378
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                           3,943        3,538
     Changes in assets and liabilities:
       Accounts payable and accrued expenses                (5,919)       3,211
       Trade receivables                                    (2,922)      (4,310)
       Inventories                                          (1,286)      (2,495)
     Other, net                                                966         (305)
                                                           -------      -------
         Net cash provided by operating activities           3,518        9,017
                                                           -------      -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                       (787)        (886)
     Capital expenditures                                   (3,845)      (2,618)
                                                           -------      -------
         Net cash used in investing activities              (4,632)      (3,504)
                                                           -------      -------

Cash flows from financing activities:
     Dividends paid                                           (973)        (847)
     Proceeds of long-term borrowings                        9,073           --
     Principal payments of long-term debt                  (15,123)        (506)
                                                           -------      -------
         Net cash used in financing activities              (7,023)      (1,353)
                                                           -------      -------

Net effect of exchange rate changes on cash                   (142)         (93)
                                                           -------      -------

Net increase (decrease) in cash and cash equivalents        (8,279)       4,067

Cash and cash equivalents at beginning of year              50,563       48,803
                                                           -------      -------

Cash and cash equivalents at April 2, 1999 and
  March 31, 1998                                           $42,284      $52,870
                                                           =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                                   Technitrol, Inc. and Subsidiaries

                                        Consolidated Statement of Changes in Shareholders' Equity

                                                          April 2, 1999
                                                          (Unaudited)
                                              In thousands, except per share data

                                                                                               Other
                                                                                    -----------------------------
                                                                                                        Accumu-
                                                 Common stock and                                     lated other
                                                  paid-in capital                       Deferred        compre-        Compre-
                                               --------------------      Retained       compen-         hensive        hensive
                                               Shares        Amount      earnings       sation           income         income
                                               ------        ------      --------       ------           ------         ------
Balance at January 1, 1999                     16,170       $45,109      $131,227       $(1,792)        $   265
Stock options, awards and related
    compensation                                   39           921                        (702)
Tax benefit of stock compensation                               291
Currency translation adjustments                                                                         (1,100)       $(1,100)
Net earnings                                                                8,736                                        8,736
                                                                                                                       -------
Comprehensive income                                                                                                    $7,636
                                                                                                                       =======
Dividends declared ($.06 per share)                                          (973)
                                               ------       -------      --------       -------         -------
Balance at April 2, 1999                       16,209       $46,321      $138,990       $(2,494)        $  (835)
                                               ======       =======      ========       =======         =======

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)      Accounting Policies
         -------------------

         For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 31, 1998.

         The results for the quarter ended April 2, 1999 and March 31, 1998, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended April 2, 1999 are not necessarily indicative of annual results.

(2)      Acquisitions and Divestitures
         -----------------------------

         GTI Corporation ("GTI"): On November 16, 1998, the Company acquired all
         -----------------------
of the capital stock of GTI whose principal operating unit was Valor Electronics, Inc. ("Valor"). Valor designed and manufactured magnetics-based components for signal processing and power transfer functions used primarily in local area networking and also in telecommunications and broadband products. At the time of acquisition, manufacturing operations were located in the People's Republic of China and the Philippines. These operations are currently being integrated into existing facilities of the Company's Electronic Components Segment.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         The acquisition was accounted for by the purchase method of accounting and, as such, the financial results of Valor have been included with those of the Company beginning on November 16, 1998. A preliminary allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates. The estimated fair value of the assets acquired and liabilities assumed approximated $46.2 million and $18.3 million, respectively. The excess of costs over net assets acquired approximated $5.8 million. These estimates will be adjusted to reflect actual amounts. Any subsequent adjustments are expected to occur during 1999 and are not expected to have a material impact on the Company's financial position.

          The estimate of liabilities assumed included approximately $4.0 million for restructuring the GTI businesses. The amount was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", and is intended to cover the estimated expenses related to integrating GTI's operations into existing Electronic Components Segment facilities. Expenses have been, and are expected to be, incurred primarily for terminating employees, leasehold terminations and other related exit costs. The Company is continuing to evaluate the total costs required to complete the planned restructuring. Actual expenses charged to the reserve through April 2, 1999 have not been significant. Restructuring plans are expected to be finalized during 1999.

         GTI experienced significant financial difficulty prior to its acquisition by the Company, and the Company is making significant changes in GTI's businesses, as noted above. As a result, the Company does not believe that the following unaudited pro forma financial information, which reflects continuing operations only and assumes GTI was acquired on January 1, 1998, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                                Quarter Ended
                                                March 31, 1998
                                                --------------
        Net sales                                 $124,750
        Net earnings                                $5,632
        Diluted earnings per share                    $.35

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(2)      Acquisitions and Divestitures, continued
         -----------------------------

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

(3)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                                 April 2,          December 31,
                                                    1999                1998
                                                    ----                ----
                 Finished goods                   $29,610             $27,376
                 Work in process                   14,244              14,926
                 Raw materials and supplies        27,045              28,928
                                                  -------             -------
                                                  $70,899             $71,230
                                                  =======             =======

                        Technitrol, Inc. and Subsidiaries

 (4)     Derivatives and Other Financial Instruments
         -------------------------------------------

         At April 2, 1999, the Company had two forward contracts outstanding, one to purchase 324,000 Irish punt and the other to purchase 81,000 British pounds sterling. The terms of both contracts were less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(5)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were 34,000 at April 2, 1999 and 46,000 at March 31, 1998. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                        Quarter Ended
                                                   April 2,          March 31,
                                                     1999              1998
                                                     ----              ----
           Net earnings                           $ 8,736           $ 9,378
                Basic earnings per share:
                    Shares                         16,000            16,141
                    Per share amount              $   .55           $   .58
                Diluted earnings per share:
                    Shares                         16,210            16,187
                    Per share amount              $   .54           $   .58

                        Technitrol, Inc. and Subsidiaries

(6)      Business Segment Information
         ----------------------------

         For the quarter ended April 2, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There were no intersegment revenues in the quarter ended March 31, 1998. There has not been a material change in segment assets from December 31, 1998 to April 2, 1999. In addition, the basis for determining segment financial information has not changed from 1998. Specific segment data is as follows:

                                                                Quarter Ended
                                                          April 2,     March 31,
                                                             1999         1998
                                                             ----         ----
         Net sales:
              Electronic Components                      $ 67,754      $ 50,070
              Metallurgical Components                     57,476        60,678
                                                         --------      --------
                  Total                                  $125,230      $110,748
                                                         ========      ========

         Earnings before income taxes:
              Electronic Components                      $  8,889      $ 10,190
              Metallurgical Components                      3,920         5,116
                                                         --------      --------
                  Operating profit                         12,809        15,306
              Other income (expense), net                  (1,041)          (41)
                                                         --------      --------
              Earnings before income taxes               $ 11,768      $ 15,265
                                                         ========      ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. This report should be read in conjunction with the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1998 in Item 1 under the caption "Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995)."

Business Overview

         Technitrol, Inc. is a global manufacturer of electronic and metallurgical components. We operate two business segments: the Electronic Components Segment and the Metallurgical Components Segment. We refer to these segments as the ECS and the MCS.

         Electronic Components Segment

         The ECS provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electrical signals. They are used primarily in local area network, Internet connectivity, telecommunications and power-conversion products. We manufacture these products in the United States, Ireland, France, Malaysia, Thailand, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

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

         * Pulse Engineering, Inc. - In 1995, we acquired Pulse Engineering, Inc., with manufacturing locations in Ireland and China. The addition of Pulse significantly increased the size of our ECS business.

         * The magnetic components business of Northern Telecom, Ltd. - We completed this acquisition on November 30, 1997. The primary assets we purchased included manufacturing plants in Malaysia and Thailand and a design-engineering group in Canada. These assets serve primarily the telecommunications and power markets.

         * FEE Technology, S.A. - We purchased FEE on July 3, 1998. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. With the purchase of FEE, we acquired manufacturing facilities in France, Thailand and Poland. We subsequently closed FEE's Thailand facility and are in the process of closing the facility in Poland.

         * GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, in November 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunications and power-conversion products. Their manufacturing facilities were located in the PRC and the Philippines. We closed Valor's Philippine facility and we are in the process of consolidating Valor's PRC facility into our facilities in the PRC.

         After the acquisition of Pulse in 1995, we consolidated our electronic component businesses to form a unified business throughout the world. This unified business operates under the Pulse name. As mentioned above, we are in varying stages of integrating our 1998 acquisitions into Pulse. We expect these integration efforts to be substantially completed by the end of 1999.

         Metallurgical Components Segment

         The MCS manufactures:

         *  electrical contacts and assemblies;

         *  contact materials;

         *  thermostatic bimetals;

         *  clad metal products; and

         * precision contact subassemblies often using our plastic molding capabilities.

         We sell these components to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

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

          In late 1996, we acquired the assets of Doduco GmbH to support our strategy of increasing market share and international expansion of our metallurgical businesses. This business, located in Germany and Spain, was then combined with our existing metallurgical component operations in North America and now operates globally under the name AMI Doduco.

         In July of 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facilities are located near Mexico City.

Liquidity and Capital Resources

          Working capital at April 2, 1999 was $103.6 million, an increase of $1.3 million from working capital of $102.3 million at December 31, 1998. Worldwide cash on hand at April 2, 1999 was $42.3 million, approximately $8.3 million less than on December 31, 1998. Cash on hand of approximately $6.0 million was used in the first quarter to repay debt which was outstanding as of December 31, 1998.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the quarter ended April 2, 1999 was $3.5 million. Net earnings, adjusted for non-cash depreciation and amortization charges, were partially offset by a decrease in accounts payable and accrued expenses and an increase in trade receivables. Payments for income taxes and incentives contributed to the decrease in accrued expenses from December 31, 1998.

         Cash Flows from Investing Activities

         Cash used by investing activities was $4.6 million during the first quarter of 1999. Approximately $3.8 million of cash was used for capital expenditures. The remaining balance of $.8 million represents transaction expenses paid in 1999 for 1998 acquisitions.

         We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures. Additionally, we may acquire other businesses or product lines to expand our breadth and scope of operations.

         With the exception of approximately $6.2 million of retained earnings in the PRC which are restricted per PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes, which some foreign governments require for international cash transfers, may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

         Cash Flows from Financing Activities

         We repaid, net of additional borrowings of $8.5 million during the quarter, $6.5 million of domestic debt during the first quarter of 1999. We borrowed $.6 million in Deutsche marks from a separate multi-currency facility. These funds were utilized by the German operations of our AMI Doduco subsidiary. At April 2, 1999, we had approximately $124.6 million of unused lines of credit from banks.

         We paid dividends of approximately $1.0 million during the quarter ended April 2, 1999. We expect to continue paying quarterly dividends for the foreseeable future.

         Foreign Currency Effects

         During the first quarter of 1999, the Euro devalued approximately 8.0% relative to the U.S. dollar. As a result, we incurred foreign currency losses at our ECS European operations during the first quarter of 1999. In addition, we experienced a negative translation adjustment to equity as our investment in the MCS's European operations is worth less in U.S. dollars than prior to the downward valuation of the Euro. This decrease in U.S. dollar value is reflected as a reduction in equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because AMI Doduco's European sales are denominated primarily in the Euro. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At April 2, 1999, we had two forward exchange contracts outstanding. Both were short-term in duration and immaterial to our financial position. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts.

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

Results of Operations

         Our results of operations for the quarters ending April 2, 1999 and March 31, 1998 are as follows. Amounts are in thousands:

                                             Quarter Ended
                                        April 2,        March 31,
                                          1999            1998
                                          ----            ----
Net sales:
     Electronic Components             $ 67,754         $ 50,070
     Metallurgical Components            57,476           60,678
                                       --------         --------
         Total                         $125,230         $110,748
                                       ========         ========

Earnings before income taxes:
     Electronic Components             $  8,889         $ 10,190
     Metallurgical Components             3,920            5,116
                                       --------         --------
         Operating profit                12,809           15,306
     Other income (expense), net         (1,041)             (41)
                                       --------         --------
     Earnings before income taxes      $ 11,768         $ 15,265
                                       ========         ========

         Revenues

         Net sales for the first quarter of 1999 increased by $14.5 million or 13.1% when compared to the prior year first quarter. The increase is due to a 35.3% increase in ECS sales partially offset by somewhat lower MCS sales.

         The ECS sales in the first quarter of 1999 were $67.8 million, $17.7 million higher than the comparable period of 1998. The increase is primarily attributable to the sales contributed by the operations of FEE acquired on July 3, 1998 and the GTI/Valor business acquired on November 16, 1998. We believe that our recent acquisitions will continue to provide revenue growth as we complete the integration of the sales and marketing functions of both FEE and GTI/Valor.

         The MCS first quarter sales decreased $3.2 million, or 5.3%, from sales levels attained by the MCS in the first three months of 1998. The MCS sales were adversely affected by weakness in the European economies in general. Except for sales in the automotive industry, our sales were generally lower across all markets we serve in Europe. This weakness in 1999 is especially apparent in comparison to the strong first quarter 1998 operating results from our European operations. Additionally, our sales of industrial contacts were somewhat lower than the same period in the prior year. Positively impacting first quarter 1999 sales were the sales contributed by the operations of Metales, acquired on July 3, 1998, and generally strong sales in most sectors of our North American markets.

         Cost of Sales

         During the first quarter of 1999, our gross margin was 30.5%, a decrease from 32.6% in the first quarter of 1998. Both the ECS and MCS gross margins decreased from the prior year first quarter. There were a variety of factors contributing to the decline in margin. For the ECS, the primary factors were:

         * the addition of the FEE and GTI/Valor businesses which operate generally at somewhat lower margins than the traditional Pulse businesses;

         * the continuing integration efforts of FEE and Valor which resulted in the relocation and consolidation of certain production operations;

         * additional costs incurred to meet high customer demand toward the end of the first quarter of 1999; and

         *  normal pricing pressures from the ECS customers.

Upon completion of the integration efforts of FEE and Valor, we expect the ECS's margins to improve.

         The MCS margins were negatively affected by weakness in the European markets as our costs were allocated over less volume.

         Operating Expenses

         Total selling, general and administrative expenses for the first quarter of 1999 were $25.3 million, or 20.2% of sales, compared to $20.8 million, or 18.8% of sales, in the comparable 1998 period. The increase in selling, general and administrative expenses, both in dollars and as a percentage of sales, includes the effect of ECS's continuing integration efforts related to its most recent acquisitions. Integration related expenses reduced the ECS's operating profit, in dollars, by approximately 10%. In addition, the MCS continues to incur expenses relating to the implementation of an enterprise resource planning system. These costs in the first quarter of 1999 were higher than the comparable period of 1998, while 1999 MCS revenues were lower. We anticipate these implementation costs to be higher yet in the second quarter of 1999 and to decline thereafter as the installation of the system is expected to be substantially completed in the second quarter of 1999.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the quarter ended April 2, 1999, RD&E expenses were $3.5 million, or 5.2% of ECS sales, for the ECS and $1.6 million, or 2.7% of MCS sales, for the MCS. For the comparable period in 1998, the amounts were $2.5 million, or 5.0% of ECS sales, for the ECS and $1.4 million, or 2.3% of MCS sales, for the MCS. The ECS spending for RD&E continues to increase as this Segment invests in new technologies and related improvements. Neither Segment plans any significant increase or reduction in RD&E efforts in the near-term.

         Interest

         Net interest expense was approximately $.7 million during the first quarter of 1999, compared with less than $.1 million of net interest expense during the first quarter of 1998. Interest expense increased when compared to the first quarter of 1998 primarily as a result of higher levels of debt outstanding. The higher debt levels resulted primarily from our acquisition of GTI/Valor on November 16, 1998. In addition, interest expense on precious metal held under leasing and consignment arrangements was higher in the first quarter of 1999 than in the comparable 1998 period.

         The majority of our credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. In addition, we may pursue additional or alternative credit to finance further growth opportunities in one or both of our segments. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments thus far.

         Income taxes

         Our effective income tax rate during the first quarter of 1999 was 25.8%. This compares to 38.6% in the same period of 1998 and 33.5% in the prior quarter. The substantial decrease in our effective tax rate resulted from actions initiated in the first quarter of 1999 related to our comprehensive global review of our business operations. This comprehensive review was aimed at ensuring that our overall tax rates are optimal and appropriate. Also contributing to the lower overall tax rate was a decline in the proportion of taxable income attributable to high-tax jurisdictions such as Germany.

Other Issues

         Precious Metal

         The MCS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. As is sometimes the case, during the first quarter of 1998, and to a lesser extent in early 1999, the price of silver increased significantly. The associated leasing costs also increased. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, leasing costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.

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

         Our IT systems include central business computing and ancillary business computing systems, payroll systems and manufacturing systems. Our non-IT systems, those with embedded technology such as microcontrollers, include time reporting systems, alarm and security systems, telecommunication systems, plant machinery controls and electronic data interfaces. We have analyzed the impact of the Year 2000 issues on our systems and have, or are in the process of, addressing the issues raised by our analysis.

         Our products do not include date-sensitive software or embedded technology. As a result, we do not expect to experience product warranty or return issues relating to the Year 2000 problem.

         State of Readiness

         As a result of our decentralized segment structure and the diversified systems employed by each segment and the corporate location, the Year 2000 issue is being managed by each group separately. Oversight and status reviews are performed by corporate personnel and, ultimately, the audit committee and board of directors. Corporate, the ECS and the MCS are in varying stages of addressing Year 2000 issues. We have defined the stages of progress for Year 2000 readiness as follows: awareness, assessment, renovation, validation and implementation. Corporate and the ECS are generally in the implementation stage while the MCS is generally in the renovation and validation stages. Both the ECS and MCS are currently assessing and addressing Year 2000 issues related to their 1998 acquisitions.

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

         Aggregate external costs incurred to address Year 2000 issues within the ECS have approximated $380,000. About $280,000 of this amount was paid to consultants and expensed when incurred. The remainder of the costs related to accelerated purchases of licenses and software, and was capitalized in accordance with existing company policy. Future costs related to the ECS Year 2000 issues are expected to be immaterial to the ECS.

         MCS

         Motivated in part by the Year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS is in the process of completing the installation of a worldwide enterprise resource planning system. The system went "live" as planned and on budget in early April in Germany and most of North America. The vendor has warranted that the software is Year 2000 ready.

         The MCS is utilizing both internal and external resources to identify, correct or reprogram and test remaining IT and non-IT systems for Year 2000 compliance, including those systems in Mexico acquired in July of 1998. It is anticipated that all reprogramming efforts will be completed in a time period sufficient to allow for appropriate testing.

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

         In the event that there is a failure of the ERP system, the MCS's contingency plans include reverting to existing financial systems that are Year 2000 ready. Other financial and non-financial applications would be run manually and problems would be addressed as identified.

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

         We have developed plans to ensure, to the extent possible, the Euro will not negatively impact our operations. On a company-wide basis, those efforts have been coordinated by the corporate Treasurer and have included internal personnel as well as external consultants. The ECS is currently evaluating the impact of the Euro on the operations located in Europe. The MCS is in the renovation and implementation stages of addressing Euro conversion related system issues for its European operations.

         The failure to correct a material Euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the conversion to the Euro, we are unable to determine at this time whether the consequences of Euro conversion failures will have a material impact on the company's results of operations, liquidity or financial condition. During 1999, we have not encountered any material Euro conversion problems.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 1998.

                           Part II. Other Information

Item 1       Legal Proceedings                                           None

Item 2       Changes in Securities and Use of Proceeds                   None

Item 3       Defaults Upon Senior Securities                             None

Item 4       Submission of Matters to a Vote of Security Holders         None

Item 5       Other Information                                           None

Item 6       Exhibits and Reports on Form 8-K

             (a) Exhibits

                      The Exhibit Index is on page 24

             (b) Reports On Form 8-K

                      We filed a report on form 8-K/A on January 28,
             1999. This report pertains to the acquisition of GTI on November 16, 1998 and includes pro forma financial information as well as historical financial statements of GTI.

                      We also filed a report on Form 8-K on January 29,
             1999. This report pertains to a change in our fiscal year from December 31 of each year to the last Friday of each December.

                                  Exhibit Index

Document

 3.(i)  Articles of Incorporation          Incorporated by reference to
                                             Form 8-A/A dated April 10, 1998

   (ii) By-laws                            Attached to this Form 10-Q

 4.     Instruments defining rights of     Incorporated by reference from Form
          security holders                   10-K for the year ended
                                             December 31, 1995 and from
                                             Exhibit 4 of Form 8-K dated
                                             August 30, 1996

27.     Financial Data Schedule            Electronic Filing Only

--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Technitrol, Inc.
                                       ----------------------------------------
                                                   (Registrant)



            May 17, 1999               /s/Albert Thorp, III
-----------------------------------    ----------------------------------------
               (Date)                  Albert Thorp, III
                                       Vice President - Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


            May 17, 1999               /s/Drew A. Moyer
-----------------------------------    ----------------------------------------
               (Date)                  Drew A. Moyer
                                       Corporate Controller and Secretary
                                            (Principal Accounting Officer)