Form 10-Q
period 1999-07-02
TECHNITROL INC
filed 1999-08-11
CIK 96763

================================================================================

                                                                   Exhibit Index
                                                                   is on page 24



                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended July 2, 1999, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _________ to _________.


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



Common Stock - Shares Outstanding as of July 28, 1999:       16,210,761

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                       July 2, 1999 and December 31, 1998

                                  In thousands

                                                        July 2,         Dec. 31,
                                                         1999            1998
                                                        -----            -----
                                                      (unaudited)
         Assets
         ------
Current assets:
     Cash and cash equivalents                         $ 49,959        $ 50,563
     Trade receivables                                   80,262          71,482
     Inventories                                         66,073          71,230
     Prepaid expenses and other current assets           12,164          10,597
                                                       --------        --------
           Total current assets                         208,458         203,872

Property, plant and equipment                           150,236         149,035
     Less accumulated depreciation                       64,664          59,967
                                                       --------        --------
           Net property, plant and equipment             85,572          89,068
Deferred income taxes                                     7,142           9,296
Excess of cost over net assets acquired, net             39,896          39,249
Other assets                                              2,128           2,649
                                                       --------        --------
                                                       $343,196        $344,134
                                                       ========        ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt            $    166        $    193
     Accounts payable                                    22,717          23,270
     Accrued expenses                                    73,393          78,073
                                                       --------        --------
           Total current liabilities                     96,276         101,536

Long-term liabilities:
     Long-term debt, excluding current installments      49,552          60,705
     Other long-term liabilities                          6,334           7,084

Shareholders' equity:
     Common stock and additional paid-in capital         46,380          45,109
     Retained earnings                                  148,171         131,227
     Other                                               (3,517)         (1,527)
                                                       --------        --------
           Total shareholders' equity                   191,034         174,809
                                                       --------        --------
                                                       $343,196        $344,134
                                                       ========        ========

See accompanying Notes to Consolidated Financial Statements.

                                    Technitrol, Inc. and Subsidiaries

                                   Consolidated Statements of Earnings

                                             (Unaudited)

                                   In thousands, except per share data

                                                         Three Months Ended           Six Months Ended
                                                        July 2,      June 30,        July 2,      June 30,
                                                         1999          1998           1999          1998
                                                         ----          ----           ----          ----
Net sales                                              $127,857      $104,888       $253,087      $215,636

Costs and expenses applicable to sales:
    Cost of goods sold                                   87,829        71,729        174,920       146,335
    Selling, general and administrative expenses         26,159        19,560         51,489        40,396
                                                       --------      --------       --------      --------
         Total costs and expenses applicable to sales   113,988        91,289        226,409       186,731
                                                       --------      --------       --------      --------

Operating profit                                         13,869        13,599         26,678        28,905

Other income (expense):
     Interest, net                                         (480)         (310)        (1,179)         (355)
     Other                                                   92           212           (250)          216
                                                       --------      --------       --------      --------

         Total other income (expense)                      (388)          (98)        (1,429)         (139)
                                                       --------      --------       --------      --------

Earnings before income taxes                             13,481        13,501         25,249        28,766

Income taxes                                              3,206         5,088          6,238        10,975
                                                       --------      --------       --------      --------

Net earnings                                           $ 10,275      $  8,413       $ 19,011      $ 17,791
                                                       ========      ========       ========      ========

Net earnings per share:
     Basic                                             $    .64      $    .53       $   1.19      $   1.11
     Diluted                                           $    .63      $    .52       $   1.17      $   1.10

Dividends declared per share                           $  .0675      $    .06       $  .1275      $    .12

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                 Six Months Ended July 2, 1999 and June 30, 1998

                                   (Unaudited)

                                  In thousands

                                                               July 2,       June 30,
                                                                1999           1998
                                                                ----           ----
Cash flows from operating activities:
Net earnings                                                   $19,011        $17,791
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                               9,236          7,168
     Changes in assets and liabilities:
       Trade receivables                                       (12,971)        (1,926)
       Inventories                                               2,435         (3,345)
       Accounts payable and accrued expenses                    (3,841)         2,409
     Other, net                                                  2,846         (1,530)
                                                               -------        -------
         Net cash provided by operating activities              16,716         20,567
                                                               -------        -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                           (863)        (1,180)
     Capital expenditures                                       (8,555)        (6,778)
     Proceeds from sale of property, plant and equipment           596            --
                                                               -------        -------
         Net cash used in investing activities                  (8,822)        (7,958)
                                                               -------        -------

Cash flows from financing activities:
     Dividends paid                                             (1,943)        (1,817)
     Proceeds of long-term borrowings                           34,080             --
     Principal payments of long-term debt                      (40,194)        (2,119)
     Proceeds from exercise of stock options                       --              97
                                                               -------        -------
         Net cash used in financing activities                  (8,057)        (3,839)
                                                               -------        -------

Net effect of exchange rate changes on cash                       (441)           (40)
                                                               -------        -------

Net increase (decrease) in cash and cash equivalents              (604)         8,730

Cash and cash equivalents at beginning of year                  50,563         48,803
                                                               -------        -------

Cash and cash equivalents at July 2, 1999 and June 30, 1998    $49,959        $57,533
                                                               =======        =======

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                                  July 2, 1999

                                   (Unaudited)

                       In thousands, except per share data

                                                                                             Other
                                                                                    ---------------------------
                                                                                                    Accumu-
                                                 Common stock and                                 lated other
                                                 paid-in capital                    Deferred        compre-       Compre-
                                                 ------------------     Retained    compen-         hensive       hensive
                                                 Shares      Amount     earnings    sation           income        income
                                                 ------      ------     --------    ------           ------        ------
Balance at January 1, 1999                       16,170     $45,109     $131,227    $(1,792)        $   265
Stock options, awards and related compensation       41         976                    (421)
Tax benefit of stock compensation                               295
Currency translation adjustments                                                                     (1,569)      $(1,569)
Net earnings                                                              19,011                                   19,011
                                                                                                                  -------
Comprehensive income                                                                                              $17,442
                                                                                                                  =======
Dividends declared ($.1275 per share)                                     (2,067)
                                                 ------     -------     --------    -------         -------
Balance at July 2, 1999                          16,211     $46,380     $148,171    $(2,213)        $(1,304)
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

         The results for the six months ended July 2, 1999 and June 30, 1998, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended July 2, 1999 are not necessarily indicative of annual results.

(2)      Acquisitions and Divestitures
         -----------------------------

         GTI Corporation ("GTI"): On November 16, 1998, the Company acquired all
         -----------------------
of the capital stock of GTI whose principal operating unit was Valor Electronics, Inc. ("Valor"). Valor designed and manufactured magnetics-based components for signal processing and power transfer functions used primarily in local area networking and also in telecommunications and broadband products. At the time of acquisition, manufacturing operations were located in the People's Republic of China and the Philippines. The majority of these operations have been integrated into existing facilities of the Company's Electronic Components Segment. The remaining operations are expected to be transferred by the end of the third quarter of 1999.

         The total purchase price included $34.0 million paid to the former shareholders of GTI. In addition, transaction expenses and related acquisition costs were incurred. To complete the acquisition, the Company used approximately $14.0 million of cash on hand, and drew down approximately $20.0 million from previously unused bank lines of credit.

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

         The estimate of liabilities assumed included approximately $4.0 million for restructuring the GTI businesses. The amount was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", and is intended to cover the estimated expenses related to integrating GTI's operations into existing Electronic Components Segment facilities. Expenses have been, and are expected to be, incurred primarily for terminating employees, leasehold terminations and other related exit costs. Actual expenses charged to the reserve through July 2, 1999 approximate $1.0 million. The Company is continuing to evaluate the total cost required to complete the planned restructuring. Restructuring plans are expected to be finalized during 1999.

         GTI experienced significant financial difficulty prior to its acquisition by the Company, and the Company is making significant changes to GTI's businesses, as noted above. As a result, the Company does not believe that the following unaudited pro forma financial information, which reflects continuing operations only and assumes GTI was acquired on January 1, 1998, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

                                          Six Months Ended
                                           June 30, 1998
                                           -------------
         Net sales                            $239,867
         Net earnings                           $6,437
         Diluted earnings per share               $.40

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased
         ----------------------------
all of the capital stock of FEE. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. FEE is now part of the Electronic Components Segment.

         The total purchase price including assumed debt was approximately $17.0 million and was funded by cash on hand. In addition, transaction expenses and related acquisition costs were incurred. The approximate fair value of the net assets acquired was $8.3 million resulting in goodwill of approximately $8.7 million. The fair value of liabilities assumed included approximately $1.7 million for restructuring the FEE businesses, of which approximately $.9 million remains as of July 2, 1999. The remaining amounts are primarily for severance payments and other related exit costs resulting from closing factories. The amounts disclosed above include adjustments made during 1999 to reflect the final allocation of the purchase price to the fair market value of assets acquired and liabilities assumed.

         The acquisition was accounted for by the purchase method of accounting and, therefore, the financial results of FEE have been included with those of the Company beginning on July 3, 1998. Historical pro forma results of operations would not be materially different from actual results.

         Certain Assets of Metales y Contactos, S.A. de C.V. ("Metales"): On
         ---------------------------------------------------------------
July 3, 1998, the Company, through its Metallurgical Components Segment ("MCS"), acquired certain assets of Metales. The purchase price of Metales' assets was not material to the Company's consolidated financial position. The results of the Metallurgical Components Segment include the results of operating the acquired assets from July 3, 1998.

(3)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                                 July 2,         December 31,
                                                   1999              1998
                                                   ----              ----
                 Finished goods                  $25,658           $27,376
                 Work in process                  14,034            14,926
                 Raw materials and supplies       26,381            28,928
                                                 -------           -------
                                                 $66,073           $71,230
                                                 =======           =======

                        Technitrol, Inc. and Subsidiaries

 (4)     Derivatives and Other Financial Instruments
         -------------------------------------------

         At July 2, 1999, the Company had two forward contracts outstanding, one to purchase 200,000 Irish punt and the other to purchase 150,000 British pound sterling. The terms of both contracts were less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(5)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were 35,000 and 37,000 for the three months ended July 2, 1999 and June 30, 1998, respectively, and 34,000 and 37,000 for the six-month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                       Three Months Ended             Six Months Ended
                                      July 2,      June 30,         July 2,        June 30
                                       1999          1998            1999           1998
                                       ----          ----            ----           ----
Net earnings                         $10,275       $ 8,413         $19,011        $17,791
     Basic earnings per share:
         Shares                       16,051        15,983          16,035         15,967
         Per share amount            $   .64       $   .53         $  1.19        $  1.11
     Diluted earnings per share:
         Shares                       16,244        16,209          16,227         16,193
         Per share amount            $   .63       $   .52         $  1.17        $  1.10

                        Technitrol, Inc. and Subsidiaries

(6)      Business Segment Information
         ----------------------------

         For the six months ended July 2, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There were no intersegment revenues in the six months ended June 30, 1998. There has not been a material change in segment assets from December 31, 1998 to July 2, 1999. In addition, the basis for determining segment financial information has not changed from 1998. Specific segment data are as follows:

                                           Three Months Ended              Six Months Ended
                                          July 2,      June 30,           July 2,     June 30,
                                           1999          1998              1999         1998
                                           ----          ----              ----         ----
Net sales:
     Electronic Components               $ 72,711      $ 46,223          $140,465     $ 96,293
     Metallurgical Components              55,146        58,665           112,622      119,343
                                         --------      --------          --------     --------
         Total                           $127,857      $104,888          $253,087     $215,636
                                         ========      ========          ========     ========

Earnings before income taxes:
     Electronic Components               $ 11,573      $  8,766          $ 20,462     $ 18,956
     Metallurgical Components               2,296         4,833             6,216        9,949
                                         --------      --------          --------     --------
         Operating profit                  13,869        13,599            26,678       28,905
     Other income (expense), net             (388)          (98)           (1,429)        (139)
                                         --------      --------          --------     --------
     Earnings before income taxes        $ 13,481      $ 13,501          $ 25,249     $ 28,766
                                         ========      ========          ========     ========

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

         Our strategy is to expand our electronic components business through a combination of internal growth and the acquisition of companies in the electronic components business. Acquisitions during the last several years include:

         o Pulse Engineering, Inc. - In 1995, we acquired Pulse Engineering, Inc., with manufacturing locations in Ireland and China. The addition of Pulse significantly increased the size of our ECS business.

         o The magnetic components business of Northern Telecom, Ltd. - We completed this acquisition on November 30, 1997. The primary assets we purchased included manufacturing plants in Malaysia and Thailand and a design-engineering group in Canada. These assets primarily serve the telecommunications and power markets.

         o FEE Technology, S.A. - We purchased FEE on July 3, 1998. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. With the purchase of FEE, we acquired manufacturing facilities in France, Thailand and Poland. We subsequently closed FEE's Thailand facility and are in the process of closing the facility in Poland.

         o GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, in November 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunication and power-conversion products. Their manufacturing facilities were located in the PRC and the Philippines. We closed Valor's Philippine facility and we are in the process of consolidating Valor's PRC facility into our facilities in the PRC.

         Our electronic component businesses are consolidated to form a unified business throughout the world. This unified business operates under the Pulse name. As mentioned above, we are in varying stages of integrating our 1998 acquisitions into Pulse. We expect these integration efforts to be substantially completed by the end of 1999.

         Metallurgical Components Segment

         The MCS manufactures:

         o    electrical contacts and assemblies;

         o    contact materials;

         o    thermostatic bimetals;

         o    clad metal products; and

         o precision contact subassemblies often using our plastic molding capabilities.

         We sell these components to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

         o    residential, commercial and industrial circuit breakers;

         o    motor controls;

         o    switches and relays;

         o    wiring devices;

         o    temperature controls;

         o    appliances;

         o    automobiles;

         o    telecommunications products; and

         o    various other electrical products.

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

         In July 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facilities are located near Mexico City.

Liquidity and Capital Resources

         Working capital at July 2, 1999 was $112.2 million, approximately $9.8 million greater than working capital at December 31, 1998. Worldwide cash on hand at July 2, 1999 was $50.0 million, consistent with the December 31, 1998 amount. Cash in the amount of approximately $6.1 million was used in the first half of 1999 to repay debt which was outstanding as of December 31, 1998. We currently have approximately $132 million of unused lines of credit available to us.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the six months ended July 2, 1999 was $16.7 million. Accounts receivable increased by $13.0 million during the year as a result of the record level sales for the second quarter of 1999, particularly in the Electronic Components Segment. Inventory levels have decreased $2.4 million as a result of the higher sales level, including shipments made from inventory, and a concerted effort to reduce inventory levels while maintaining or improving customer service. Accounts payable and accrued expenses decreased due to payments for income taxes, incentives and restructuring efforts on recently acquired businesses.

         Cash Flows from Investing Activities

         Cash used by investing activities was $8.8 million during the first half of 1999, substantially all of which was used for capital expenditures.

         We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures. Additionally, we may acquire other businesses or product lines to expand our breadth and scope of operations.

         With the exception of approximately $6.2 million of retained earnings in the PRC which are restricted in accordance with PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

         Cash Flows from Financing Activities

         We repaid, net of additional borrowings, $6.1 million of debt during the first six months of 1999. At July 2, 1999, we had approximately $131.8 million of unused lines of credit from banks.

         We paid dividends of approximately $1.9 million during the first half of 1999. Our quarterly dividend was increased from $.06 to $.0675 per share during the second quarter, and was paid in July. We expect to continue paying quarterly dividends for the foreseeable future.

         Foreign Currency Effects

         During the first six months of 1999, the Euro devalued approximately 12% relative to the U.S. dollar. As a result, we incurred foreign currency losses at our ECS European operations during the first half of 1999, as Euro denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. In addition, we experienced a negative translation adjustment to equity as our investment in the MCS's European operations is worth less in U.S. dollars than it was prior to the downward valuation of the Euro. This decrease in U.S. dollar value results in a reduction to equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro currencies, in which AMI Doduco's European sales are primarily denominated. During the first half of 1999, the devaluation of the Euro relative to the dollar negatively impacted the sales and profits of AMI Doduco. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At July 2, 1999, we had two forward exchange contracts outstanding, one to purchase 200,000 Irish punt and the other to purchase 150,000 British pound sterling. The terms of both contracts were less than 30 days. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts.

New Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have a material effect on our operating results or liquidity. The impact of this standard on our balance sheet will depend on the amount of hedging activity outstanding on the date of adoption.

Results of Operations

         Our results of operations for the three and six month periods ending July 2, 1999 and June 30, 1998 are as follows. Amounts are in thousands:

                                            Three Months Ended               Six Months Ended
                                          July 2,       June 30,            July 2,     June 30,
                                           1999           1998                1999         1998
                                           ----           ----                ----         ----
Net sales:
     Electronic Components               $ 72,711       $ 46,223          $ 140,465      $ 96,293
     Metallurgical Components              55,146         58,665            112,622       119,343
                                         --------       --------          ---------      --------
         Total                           $127,857       $104,888          $ 253,087      $215,636
                                         ========       ========          =========      ========

Earnings before income taxes:
     Electronic Components               $ 11,573       $  8,766          $  20,462      $ 18,956
     Metallurgical Components               2,296          4,833              6,216         9,949
                                         --------       --------          ---------      --------
         Operating profit                  13,869         13,599             26,678        28,905
     Other income (expense), net             (388)          (98)            ( 1,429)         (139)
                                         --------       --- ----          ---------      --------
     Earnings before income taxes        $ 13,481       $ 13,501          $  25,249      $ 28,766
                                         ========       ========          =========      ========

         Revenues

         Net sales for the second quarter of 1999 increased by $23.0 million, or 21.9%, when compared to the prior year second quarter. Net sales for the first half of 1999 increased by $37.5 million, or 17.4%, from the comparable period in 1998. The increase was due to record level ECS sales partially offset by lower MCS sales.

         The ECS sales in the second quarter of 1999 increased by $26.5 million, or 57.3%, from the second quarter of 1998 due to strengthening markets served by the ECS and contributions from the 1998 acquisitions of FEE Technology, S.A. and Valor Electronics. These same factors positively impacted the ECS's year-to-date 1999 sales, which increased $44.2 million, or 45.9%, from the sales recorded through the first six months of 1998.

         Sales for the MCS in the second quarter of 1999 decreased $3.5 million, or 6.0%, from the second quarter of 1998. MCS 1999 year-to-date sales decreased by $6.7 million, or 5.6%, from the first half of 1998. MCS second quarter sales continue to be adversely affected by weakness in the European economies in general, particularly Germany and France. Our sales were lower across all markets we serve in Europe, except for sales into the automotive industry. Second quarter sales were also negatively impacted by a weakening Euro relative to the U.S. dollar when compared to the second quarter of 1998. Partially offsetting the decrease in sales due to the conditions in Europe was strength in North America and the sales contributed by the operations of Metales, acquired on July 3, 1998. Construction and durable goods markets were relatively strong in North America and partially offset the negative impact of a weaker industrial sector. Indications are that the Euro is stabilizing against the U.S. dollar and the German economy appears to be strengthening. It is too early to predict trends in these areas with any degree of certainty.

         Cost of Sales

         During the second quarter of 1999, our gross margin was 31.3%, consistent with the margin for the same period of 1998. The gross margin for the first six months of 1999 was 30.9% compared with 32.1% for the six month period ended June 30, 1998. While consolidated margins for both the ECS and the MCS decreased from the prior year period, second quarter margins were consistent as we realized proportionately more higher-margin ECS sales than MCS sales in 1999. There were a variety of factors contributing to the decline in margin both for the quarter and six months ended July 2, 1999. For the ECS, the primary factors continued to be:

         o the addition of the FEE and Valor businesses which historically have operated at somewhat lower margins than the traditional Pulse businesses;

         o expenses related to the continuing integration efforts of FEE and Valor, including the relocation and consolidation of certain production operations, severances and related expenses; and

         o    continuing pricing pressures from the ECS customers.

         The MCS margins during 1999 have been negatively affected by weakness in the European markets as our fixed costs were allocated over less volume. Margins have been further affected by unfavorable product mix in Europe. We intend to continue our cost reduction efforts in the MCS in both the manufacturing and administrative efforts while we also try to increase our revenues through new product introduction and better customer service.

         Operating Expenses

         Total selling, general and administrative expenses for the second quarter of 1999 were $26.2 million, or 20.5% of sales, compared to $19.6 million, or 18.7% of sales, in the comparable 1998 period. For the first six months of 1999 and 1998, total selling, general and administrative expenses were $51.5 million and $40.4 million, respectively, or 20.3% and 18.7% of sales. The increase in selling, general and administrative expenses, both in dollars and as a percentage of sales for both the second quarter and first half of

1999 includes expenses related to integrating FEE and Valor into existing ECS facilities. In addition, the MCS continued to incur expenses relating to the implementation of an enterprise resource planning system. These expenses were especially high in the second quarter of 1999 as the MCS went "live" on the new system in April. Offsetting these factors was the positive impact of an expense control program implemented in both the ECS and MCS during the first quarter.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three and six months ended July 2, 1999 and June 30, 1998, RD&E by segment was as follows:

                                   Three Months Ended              Six Months Ended
                                 July 2,        June 30,          July 2,     June 30,
                                   1999           1998              1999         1998
                                   ----           ----              ----         ----
RD&E:
     Electronic Components       $ 3,545        $ 2,591          $ 7,074       $ 5,102
     % of Segment Sales              4.9%           5.6%             5.0%          5.3%

     Metallurgical Components    $ 1,434        $ 1,370          $ 2,984       $ 2,769
     % of Segment Sales              2.6%           2.3%             2.7%          2.3%


Neither segment plans any significant reduction in RD&E efforts in the near-term.

         Interest

         Net interest expense was approximately $.5 million during the second quarter of 1999, compared with $.3 million of net interest expense during the second quarter of 1998. For the first six months of 1999, net interest expense was approximately $1.2 million compared with $.4 million in the comparable period of 1998. The increase in net interest expense resulted from higher levels of debt outstanding during 1999 when compared to 1998, particularly in early 1999 as we used approximately $20.0 million of debt to finance our acquisition of GTI/Valor on November 16, 1998.

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

         Income taxes

         Our effective income tax rate in the second quarter of 1999 was 23.8%. The rate for the first six months of 1999 was 24.7%. The rates for the comparable periods of the prior year were 37.7% for the second quarter of 1998 and 38.2% for the first six months of 1998. The substantial decrease in our effective tax rate resulted from actions initiated in the first quarter of 1999 related to a comprehensive global review of our business operations. This comprehensive review was aimed at ensuring that our overall tax rates are optimal and appropriate. Also contributing to the lower overall tax rate was a decline in the proportion of taxable income attributable to high-tax jurisdictions such as Germany.

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

         Our IT systems include central business computing and ancillary business computing systems, payroll systems and manufacturing systems. Our non-IT systems, those with embedded technology such as microcontrollers, include time reporting systems, alarm and security systems, telecommunication systems, plant machinery controls and electronic data interfaces. We have analyzed the impact of the Year 2000 issues on our systems and have, or are in the process of, addressing the issues identified by our analysis.

         Our products do not include date-sensitive software or embedded technology. As a result, we do not expect to experience product warranty or return issues relating to the Year 2000 problem.

         State of Readiness

         As a result of our decentralized segment structure and the diversified systems employed by each segment and the corporate location, the Year 2000 issue is being managed by each group separately. Oversight and status reviews are performed by corporate personnel and, ultimately, the audit committee and board of directors. Corporate, the ECS and the MCS are in varying stages of addressing Year 2000 issues. We have defined the stages of progress for Year 2000 readiness as follows: awareness, assessment, renovation, validation and implementation. Corporate, the ECS and the MCS are generally in the implementation stage. Both the ECS and MCS have assessed and are addressing Year 2000 issues related to their 1998 acquisitions.

         Corporate

         The IT systems at our corporate location are primarily purchased programs. Periodically, these programs are updated with new releases. As a result of these updates and discussions with vendors, we believe that internal IT systems used at the corporate location are Year 2000 ready in all material respects.

         We maintain electronic interfaces with external vendors, including banks, insurance companies, employee benefit providers and many other parties. In addition, we are dependent on parties such as our transfer agent and the New York Stock Exchange to provide for uninterrupted trading of our securities. Based on discussions with their personnel, we believe these highly regulated institutions are or will be Year 2000 ready, although we have received no such guarantees. We have requested Year 2000 readiness statements from these vendors. In the event that these parties experience Year 2000 problems, the consequences to us are unknown.

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

         The ECS is still in the process of contacting vendors and suppliers, including hardware, software, telecommunications, networking, security, data and service providers, regarding the Year 2000 readiness status of their companies and products. To the extent that a supplier is not able to become Year 2000 ready, alternative supply sources will be identified and contacted, and their Year 2000 readiness status verified within the next quarter. The ECS expects that its major vendors or suppliers will be Year 2000 ready.

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

         MCS

         Motivated in part by the Year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS is in the process of completing the installation of a worldwide enterprise resource planning system. The system went "live" as planned in early April in Germany and most of North America. The vendor has warranted that the software is Year 2000 ready.

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

         Excluding the costs of implementing the ERP system, the total incremental costs -- incurred and to be incurred -- associated with addressing the Year 2000 issues within the MCS are estimated to be $150,000. Those costs are being expensed as incurred. The cost of implementing the ERP system is significant to us; however, such costs have been budgeted and approved in the ordinary course of business and are being expensed or capitalized in accordance with existing policy. While we expect that problems will develop from time to time during the course of the ERP changeover, we do not believe that these problems will have a material adverse effect on our operations or that they necessarily will be Year 2000 related.

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

         We have developed plans to ensure, to the extent possible, the Euro will not negatively impact our operations. As of July 2, 1999, no significant problems have occurred. On a company-wide basis, those efforts have been coordinated by the corporate Treasurer and have included internal personnel as well as external consultants. The ECS is continually evaluating the impact of the Euro on the operations located in Europe. The MCS is in the renovation and implementation stages of addressing Euro conversion related system issues so that optimal customer services relating to Euro transactions can be provided to its European customers.

         The failure to correct a material Euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the conversion to the Euro, we are unable to determine at this time whether the consequences of Euro conversion failures will have a material impact on our results of operations, liquidity or financial condition. During 1999, we have not encountered any material Euro conversion problems.

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

Item 1   Legal Proceedings                                             None

Item 2   Changes in Securities and Use of Proceeds                     None

Item 3   Defaults Upon Senior Securities                               None

Item 4   Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Shareholders was held on May 19, 1999. Messrs. J. Barton Harrison and Graham Humes were elected to a three-year term as directors of the Company. KPMG LLP was selected as the Company's independent public accountants for the year ending December 31, 1999. The results of the votes were as follows:

                                              For        Withhold Authority
                                              ---        ------------------
         J. Barton Harrison                13,891,439          57,309
         Graham Humes                      13,869,180          79,568

                                For           Against          Abstain
                                ---           -------          -------
         KPMG LLP            13,676,139       229,589          12,788

              In addition, each of the following directors continued in office after the meeting: Stanley E. Basara, John E. Burrows, Jr., Rajiv L. Gupta, Roy E. Hock, Edward M. Mazze, and James M. Papada, III.

Item 5   Other Information                                             None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

                  The Exhibit Index is on page 24

         (b) Reports On Form 8-K                                       None

                                  Exhibit Index

Document
--------

 3.(i)   Articles of Incorporation         Incorporated by reference to Form
                                             8-A/A dated April 10, 1998

   (ii)  By-laws                           Attached to this Form 10-Q

 4.      Instruments defining rights of    Incorporated by reference from Form
                                             10-K for the year security holders
                                             ended December 31, 1995 and from
                                             Exhibit 4 of Form 8-K dated
                                             August 30, 1996

27.      Financial Data Schedule           Electronic Filing Only

--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Technitrol, Inc.
                               ----------------------------------------------
                                            (Registrant)



   August 11, 1999             /s/Albert Thorp, III
-----------------------        ----------------------------------------------
       (Date)                  Albert Thorp, III
                               Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


   August 11, 1999             /s/Drew A. Moyer
-----------------------        ----------------------------------------------
       (Date)                  Drew A. Moyer
                               Corporate Controller and Secretary
                                    (Principal Accounting Officer)