Form 10-Q
period 1999-10-01
TECHNITROL INC
filed 1999-11-12
CIK 96763

================================================================================
                                                                   Exhibit Index
                                                                   is on page 29

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended October 1, 1999, or

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



Common Stock - Shares Outstanding as of October 25, 1999:             16,234,945

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      October 1, 1999 and December 31, 1998

                                  In thousands

                                                        Oct. 1,        Dec. 31,
         Assets                                          1999            1998
         ------                                          ----            ----
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                         $ 64,483        $ 50,563
     Trade receivables                                   85,507          71,482
     Inventories                                         64,548          71,230
     Prepaid expenses and other current assets            9,457          10,597
                                                       --------        --------
           Total current assets                         223,995         203,872

Property, plant and equipment                           148,836         149,035
     Less accumulated depreciation                       67,781          59,967
                                                       --------        --------
           Net property, plant and equipment             81,055          89,068
Deferred income taxes                                     8,463           9,296
Excess of cost over net assets acquired, net             39,127          39,249
Other assets                                              1,714           2,649
                                                       --------        --------
                                                       $354,354        $344,134
                                                       ========        ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt            $    166        $    193
     Accounts payable                                    24,983          23,270
     Accrued expenses                                    69,254          78,073
                                                       --------        --------
           Total current liabilities                     94,403         101,536

Long-term liabilities:
     Long-term debt, excluding current installments      50,677          60,705
     Other long-term liabilities                          6,343           7,084

Shareholders' equity:
     Common stock and additional paid-in capital         47,190          45,109
     Retained earnings                                  159,293         131,227
     Other                                               (3,552)         (1,527)
                                                       --------        --------
           Total shareholders' equity                   202,931         174,809
                                                       --------        --------
                                                       $354,354        $344,134
                                                       ========        ========

See accompanying Notes to Consolidated Financial Statements.

                                      Technitrol, Inc. and Subsidiaries

                                     Consolidated Statements of Earnings

                                                (Unaudited)

                                     In thousands, except per share data

                                                        Three Months Ended           Nine Months Ended
                                                       Oct. 1,     Sept. 30,        Oct. 1,     Sept. 30,
                                                        1999          1998           1999         1998
                                                        ----          ----           ----         ----
Net sales                                             $137,032      $113,349       $390,119     $328,985

Costs and expenses applicable to sales:
    Cost of goods sold                                  92,980        78,403        267,900      224,738
    Selling, general and administrative expenses        27,668        22,848         79,157       63,244
                                                      --------      --------       --------     --------
         Total costs and expenses applicable to
             sales                                     120,648       101,251        347,057      287,982
                                                      --------      --------       --------     --------
Operating profit                                        16,384        12,098         43,062       41,003

Other income (expense):
     Interest, net                                        (338)         (341)        (1,517)        (696)
     Other                                                  73          (322)          (177)        (106)
                                                      --------      --------       --------     --------
         Total other income (expense)                     (265)         (663)        (1,694)        (802)
                                                      --------      --------       --------     --------
Earnings before income taxes                            16,119        11,435         41,368       40,201

Income taxes                                             3,901         3,993         10,139       14,968
                                                      --------      --------       --------     --------
Net earnings                                          $ 12,218      $  7,442       $ 31,229     $ 25,233
                                                      ========      ========       ========     ========

Net earnings per share:
     Basic                                            $    .76      $    .47       $   1.95     $   1.58
     Diluted                                          $    .75      $    .46       $   1.92     $   1.56

Dividends declared per share                          $  .0675      $    .06       $   .195     $    .18

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                             Nine Months Ended
                                                            Oct. 1,    Sept. 30,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
Net earnings                                               $31,229      $25,233
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization                          14,373       13,289
     Changes in assets and liabilities, net of effect
         of acquisitions:
       Trade receivables                                   (15,801)      (5,083)
       Inventories                                           4,943       (3,190)
       Accounts payable and accrued expenses                (5,128)       5,239
     Other, net                                              6,941           21
                                                           -------      -------
         Net cash provided by operating activities          36,557       35,509
                                                           -------      -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                       (994)     (16,816)
     Capital expenditures                                  (13,235)     (13,565)
     Proceeds from sale of property, plant and equipment     1,913          --
                                                           -------      -------
         Net cash used in investing activities             (12,316)     (30,381)
                                                           -------      -------

Cash flows from financing activities:
     Dividends paid                                         (3,037)      (2,788)
     Proceeds of long-term borrowings                       46,159        5,890
     Principal payments of long-term debt                  (53,057)     (16,042)
     Proceeds from exercise of stock options                   --            97
                                                           -------           --
         Net cash used in financing activities              (9,935)     (12,843)
                                                           -------      -------

Net effect of exchange rate changes on cash                   (386)         666
                                                           -------      -------

Net increase (decrease) in cash and cash equivalents        13,920       (7,049)

Cash and cash equivalents at beginning of year              50,563       48,803
                                                           -------      -------

Cash and cash equivalents at October 1, 1999 and
  September 30, 1998                                       $64,483      $41,754
                                                           =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                        Technitrol, Inc. and Subsidiaries

                              Consolidated Statement of Changes in Shareholders' Equity

                                                 October 1, 1999

                                                   (Unaudited)

                                        In thousands, except per share data

                                                                                  Other
                                                                         -----------------------
                                                                                        Accumu-
                                         Common stock and                            lated other
                                         paid-in capital                  Deferred     compre-     Compre-
                                        ------------------   Retained      compen-     hensive     hensive
                                         Shares    Amount    earnings      sation      income      income
                                         ------    ------    --------      ------      ------      ------
Balance at January 1, 1999             16,170     $45,109    $131,227     $(1,792)      $  265
Stock options, awards and related
    compensation                           64       1,782                    (904)
Tax benefit of stock compensation                     299
Currency translation adjustments                                                        (1,121)    $(1,121)
Net earnings                                                   31,229                               31,229
                                                                                                   -------
Comprehensive income                                                                               $30,108
                                                                                                   =======
Dividends declared ($.1950 per share)                          (3,163)
                                       ------     -------    --------     -------       ------
Balance at October 1, 1999             16,234     $47,190    $159,293     $(2,696)      $ (856)
                                       ======     =======    ========     =======       ======

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

         The results for the nine months ended October 1, 1999 and September 30, 1998, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended October 1, 1999 are not necessarily indicative of annual results.

(2)      Acquisitions and Divestitures
         -----------------------------

         GTI Corporation ("GTI"): On November 16, 1998, the Company acquired all
         ------------------------
of the capital stock of GTI whose principal operating unit was Valor Electronics, Inc. ("Valor"). Valor designed and manufactured magnetics-based components for signal processing and power transfer functions used primarily in local area networking and also in telecommunications and broadband products. At the time of acquisition, manufacturing operations were located in the People's Republic of China and the Philippines. The majority of these operations have been integrated into existing facilities of the Company's Electronic Components Segment. The remaining operations, not significant to the ECS, are expected to be transferred by the end of 1999.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions and Divestitures, continued
         -----------------------------

         The acquisition was accounted for by the purchase method of accounting and, as such, the financial results of Valor have been included with those of the Company beginning on November 16, 1998. A preliminary allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates. The estimated fair value of the assets acquired and liabilities assumed approximated $46.2 million and $18.3 million, respectively. The excess of costs over net assets acquired approximated $5.8 million. These estimates reflect adjustments made through October 1, 1999 and final adjustments are expected to be made in the fourth quarter of 1999 to reflect actual amounts. Adjustments during the fourth quarter of 1999 are not expected to have a material impact on the Company's financial position.

         The estimate of liabilities assumed included approximately $2.8 million for restructuring the GTI businesses. The amount was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", and is intended to cover the estimated expenses related to integrating GTI's operations into existing Electronic Components Segment facilities. Expenses have been, and are expected to be, incurred primarily for terminating employees, leasehold terminations and other related exit costs. Actual expenses charged to the reserve through October 1, 1999 approximate $1.8 million. The Company is continuing to evaluate the total cost required to complete the planned restructuring. Restructuring plans are expected to be finalized during the fourth quarter of 1999.

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

                                              Nine Months Ended
                                               Sept. 30, 1998
                                               --------------
                 Net sales                        $363,451
                 Net earnings                      $10,917
                 Diluted earnings per share           $.67

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(2)      Acquisitions and Divestitures, continued
         ----------------------------------------

         FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased
         -----------------------------
all of the capital stock of FEE. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. FEE is now part of the Electronic Components Segment.

         The total purchase price including assumed debt was approximately $17.0 million and was funded by cash on hand. In addition, transaction expenses and related acquisition costs were incurred. The approximate fair value of the net assets acquired was $8.3 million resulting in goodwill of approximately $8.7 million. The fair value of liabilities assumed included approximately $1.7 million for restructuring the FEE businesses, of which approximately $.9 million remains as of October 1, 1999. The remaining amounts are primarily for severance payments and other related exit costs resulting from closing factories. The amounts disclosed above include adjustments made during 1999 to reflect the final allocation of the purchase price to the fair market value of assets acquired and liabilities assumed.

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

(3)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                              October 1,     December 31,
                                                1999             1998
                                                ----             ----
              Finished goods                   $23,542          $27,376
              Work in process                   14,484           14,926
              Raw materials and supplies        26,522           28,928
                                               -------          -------
                                               $64,548          $71,230
                                               =======          =======

                        Technitrol, Inc. and Subsidiaries

 (4)     Derivatives and Other Financial Instruments
         -------------------------------------------

         The Company utilizes derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

         At October 1, 1999, the Company did not have any financial derivative instruments outstanding. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(5)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were 36,400 and 34,100 for the three months ended October 1, 1999 and September 30, 1998, respectively, and 35,100 and 36,100 for the nine-month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                         Three Months Ended          Nine Months Ended
                                        Oct. 1,    Sept. 30,        Oct. 1,    Sept. 30,
                                          1999         1998           1999         1998
                                          ----         ----           ----         ----
Net earnings                            $12,218      $ 7,442        $31,229      $25,233
     Basic earnings per share:
         Shares                          16,056       15,996         16,043       15,979
         Per share amount               $   .76      $   .47        $  1.95      $  1.58
     Diluted earnings per share:
         Shares                          16,252       16,216         16,236       16,201
         Per share amount               $   .75      $   .46        $  1.92      $  1.56


                        Technitrol, Inc. and Subsidiaries

(6)      Business Segment Information
         ----------------------------

         For the nine months ended October 1, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There were no intersegment revenues in the nine months ended September 30, 1998. There has not been a material change in segment assets from December 31, 1998 to October 1, 1999. In addition, the basis for determining segment financial information has not changed from 1998. Specific segment data are as follows:

                                        Three Months Ended              Nine Months Ended
                                       Oct. 1,      Sept. 30,         Oct. 1,      Sept. 30,
                                        1999           1998            1999           1998
                                        ----           ----            ----           ----
Net sales:
     Electronic Components            $ 80,582       $ 57,150        $221,047       $153,443
     Metallurgical Components           56,450         56,199         169,072        175,542
                                      --------       --------        --------       --------
         Total                        $137,032       $113,349        $390,119       $328,985
                                      ========       ========        ========       ========

Earnings before income taxes:
     Electronic Components            $ 13,789       $  9,075        $ 34,251       $ 28,031
     Metallurgical Components            2,595          3,023           8,811         12,972
                                      --------       --------        --------       --------
         Operating profit               16,384         12,098          43,062         41,003
     Other income (expense), net          (265)          (663)         (1,694)          (802)
                                      --------       --------        --------       --------
     Earnings before income taxes     $ 16,119       $ 11,435        $ 41,368       $ 40,201
                                      ========       ========        ========       ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Please refer to pages 24 through 27 of this report for a description of "forward-looking statements" and factors that may affect future results.

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

Liquidity and Capital Resources

         Working capital at October 1, 1999 was $129.6 million, approximately $27.3 million more than working capital at December 31, 1998. Worldwide cash on hand at October 1, 1999 was $64.5 million, approximately $13.9 million greater than the December 31, 1998 amount. In 1999, cash provided by operations more than offset cash used to purchase assets, pay dividends and repay outstanding debt. At October 1, 1999, we had approximately $136.7 million of unused lines of credit available to us.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the nine months ended October 1, 1999 was $36.6 million. Accounts receivable increased by $15.8 million during the year as a result of the record level sales for the third quarter of 1999 in the Electronic Components Segment. Inventory levels have decreased $4.9 million as a result of the higher sales level, including shipments made from inventory, and a continued effort to reduce inventory levels while maintaining or improving customer service. Accounts payable and accrued expenses decreased due to payments for income taxes, salaries and employment-related benefits, and restructuring efforts on recently acquired businesses. Other items contributing to cash provided by operating activities include a decrease in net deferred tax assets and decreases in other miscellaneous assets.

         Cash Flows from Investing Activities

         Cash used by investing activities was $12.3 million during the first nine months of 1999, substantially all of which was used for capital expenditures, net of proceeds from the sale of property, plant and equipment.

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

         Cash Flows from Financing Activities

         We repaid, net of additional borrowings, $6.9 million of debt through October 1, 1999. We paid dividends of approximately $3.0 million during the first nine months of 1999. We expect to continue paying quarterly dividends for the foreseeable future.

         Foreign Currency Effects

         During the first nine months of 1999, the Euro devalued approximately 8% relative to the U.S. dollar. As a result, we incurred foreign currency losses at our ECS European operations during the first nine months of 1999, as Euro denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. In addition, we experienced a negative translation adjustment to equity as our investment in the MCS's European operations is worth less in U.S. dollars than it was prior to the downward valuation of the Euro. This decrease in U.S. dollar value resulted in a reduction to equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro currencies, in which AMI Doduco's European sales are primarily denominated. During the first nine months of 1999, the devaluation of the Euro relative to the dollar negatively impacted the sales and profits of AMI Doduco. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our earnings exposure to currency fluctuations.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts. At October 1, 1999, we did not have any financial derivative instruments outstanding.

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

Results of Operations

         Our results of operations for the three and nine month periods ending October 1, 1999 and September 30, 1998 are as follows. Amounts are in thousands:

                                    Three Months Ended       Nine Months Ended
                                    Oct. 1,   Sept. 30,     Oct. 1,    Sept. 30,
                                     1999       1998         1999        1998
                                     ----       ----         ----        ----
Net sales:
     Electronic Components         $ 80,582   $ 57,150     $221,047    $153,443
     Metallurgical Components        56,450     56,199      169,072     175,542
                                   --------   --------     --------    --------
         Total                     $137,032   $113,349     $390,119    $328,985
                                   ========   ========     ========    ========

Earnings before income taxes:
     Electronic Components         $ 13,789   $  9,075     $ 34,251    $ 28,031
     Metallurgical Components         2,595      3,023        8,811      12,972
                                   --------   --------     --------    --------
         Operating profit            16,384     12,098       43,062      41,003
     Other income (expense), net       (265)      (663)     ( 1,694)       (802)
                                   --------   --------     --------    --------
     Earnings before income taxes  $ 16,119   $ 11,435     $ 41,368    $ 40,201
                                   ========   ========     ========    ========

         Revenues

         Net sales for the quarter ended October 1, 1999 increased by $23.7 million, or 20.9%, when compared to the prior year third quarter. Net sales for the first nine months of 1999 increased by $61.1 million, or 18.6%, from the comparable 1998 period. The increase was due to record level ECS sales.

         The ECS sales in the third quarter of 1999 increased by $23.4 million, or 41.0%, from the third quarter of 1998. The ECS year-to-date sales increased by $67.6 million, or 44.1% from the comparable 1998 period. Both the quarterly and the year-to-date comparisons were positively impacted by strong demand for electronic components and the contributions from the GTI/Valor Electronics, Inc. business acquired on November 16, 1998. The year-to-date 1999 sales amount also includes nine months of contributions from FEE Technology, S.A., acquired on July 3, 1998. Sales were strong in the ECS's three primary markets - LAN, telecommunications and power markets.

         Sales for the MCS in the third quarter of 1999 increased slightly in comparison to the third quarter of 1998 in spite of a weaker Deutsche mark in comparison to the U.S. dollar. The MCS 1999 year-to-date sales decreased by $6.5 million, or 3.7%, from the first nine months of 1998. The MCS sales for the first nine months of 1999 were adversely affected by weakness in the European economies in general, particularly Germany and France. Our sales were lower across all markets we serve in Europe, except for sales into the automotive industry. The MCS sales for the first nine months were also negatively impacted by a weaker Deutsche mark relative to the U.S. dollar when compared to the first nine months of 1998. Offsetting these negative sales factors, orders from European manufacturers of industrial machinery, appliances and power generation equipment began to rebound in the latter part of the third quarter as European exports to Asia showed signs of recovery. It is too early to predict whether this trend will be sustained. Also, market conditions in North America remained relatively strong in the third quarter of 1999.

         Cost of Sales

         During the third quarter of 1999, our gross margin was 32.1%, compared to 30.8% during the third quarter of 1998. The gross margin for the first nine months of 1999 was 31.3% compared with 31.7% for the nine month period ended September 30, 1998. Although the gross margin for both the ECS and the MCS were somewhat lower when compared to the prior year, on a consolidated basis the margin was higher in the third quarter of 1999 as compared to the same period in 1998 as we realized proportionately more higher-margin ECS sales than MCS sales in the third quarter of 1999.

         There were a variety of factors contributing to the decline in gross margin for the nine months ended October 1, 1999. For the ECS, the primary factors were:

         o the addition of the FEE and Valor businesses which historically have operated at somewhat lower margins than the traditional Pulse businesses;

         o expenses related to the integration efforts of FEE and Valor, including the relocation and consolidation of certain production operations, severances and related expenses (these expenses had minimal impact on the ECS in the third quarter); and

         o  continuing pricing pressures from ECS customers.

These factors were partially offset in the third quarter of 1999 by volume efficiencies, favorable product mix and the positive impact of cost control programs instituted in the first quarter of 1999.

         Consistent with the second quarter of 1999, the year-to-date MCS gross margins have been negatively affected by weakness in the European markets as our fixed costs were allocated over less volume. Margins have been further affected by less favorable product mix. Our cost reduction efforts continue in both the manufacturing and administrative areas although incremental spending has occurred in selected areas we believe are vital to continued long-term success.

         Operating Expenses

         Total selling, general and administrative expenses as a percentage of sales for the quarter ended October 1, 1999 remained consistent with the comparable quarter of 1998. On a year-to-date basis, selling, general and administrative expenses were 20.3% of net sales as compared to 19.2% for the first nine months of 1998. Although third quarter expenses were positively impacted by our cost-control programs and the sales volume attained by the ECS, selling, general and administrative expenses remained consistent, as a percentage of sales, with 1998 as the MCS incurred business development expenses related to the evaluation of prospective acquisitions, a one-time expense related to a real estate lease termination, non-recurring consulting expenses and executive recruiting costs associated with the previously announced MCS reorganization. The year-to-date comparisons were also negatively affected by:

o significant expenses, especially in the second quarter of 1999, incurred by the MCS related to the installation of a worldwide enterprise resource planning system; and
o    expenses related to integrating FEE and Valor into existing ECS facilities.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three and nine months ended October 1, 1999 and September 30, 1998, RD&E by segment was as follows:

                                  Three Months Ended         Nine Months Ended
                                  Oct. 1,    Sept. 30,      Oct. 1,    Sept. 30,
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
RD&E:
     Electronic Components       $ 3,402      $ 2,982      $10,476      $ 8,084
     % of Segment Sales             4.2%         5.2%         4.7%         5.3%

     Metallurgical Components    $ 1,410      $ 1,468      $ 4,394      $ 4,237
     % of Segment Sales             2.5%         2.6%         2.6%         2.4%


         Although the ECS spending in RD&E decreased as a percentage of sales, the ECS spent more in total than in the prior year as the ECS continues to invest in new technologies and related improvements to respond to technology changes. Neither segment plans any significant reduction in RD&E efforts in the near-term.

         Interest

         Net interest expense was approximately $.3 million during the third quarter of 1999, consistent with the third quarter of 1998. For the first nine months of 1999, net interest expense was approximately $1.5 million compared with $.7 million in the comparable period of 1998. The increase in net interest expense resulted primarily from higher levels of debt outstanding during the first quarter 1999 as we used approximately $20.0 million of debt to finance our acquisition of GTI/Valor on November 16, 1998.

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

         Income Taxes

         Our effective income tax rate in the third quarter of 1999 was 24.2%, compared with 34.9% in the third quarter of 1998. The rate for the first nine months of 1999 was 24.5%, compared with 37.2% for the same period of the prior year. The substantial decrease in our effective tax rate resulted from actions initiated in the first quarter of 1999 related to a comprehensive global review of our business operations. This comprehensive review was aimed at ensuring that our overall tax rates are optimal and appropriate. Also contributing to the lower overall tax rate was a decline in the proportion of taxable income attributable to high-tax jurisdictions such as Germany.

Other Issues

         Precious Metal

         The MCS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. As is sometimes the case, during the first quarter of 1998, and to a lesser extent in early 1999, the price of silver increased significantly. The associated leasing costs also increased. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, leasing costs cannot always be freely recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.

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

         Regarding the FEE acquisition, the ECS has completed an assessment of Year 2000 issues related to FEE's IT and non-IT systems. The non-compliant business system at FEE has been converted to the Year 2000 ready systems headquartered in the San Diego offices. All integration testing and system compliance issues have been resolved and the conversion completed. Non-IT related systems have been assessed and certified as compliant.

         Prior to our acquisition of GTI, GTI completed the installation of an enterprise resource planning system which addressed GTI's Year 2000 issues related to their information systems. Any potential Year 2000 issues related to GTI's facilities or non-IT systems have been or will be addressed by our plans to integrate GTI's operations into our facilities, which we believe are Year 2000 ready.

         The ECS has contacted all major vendors and suppliers, including hardware, software, telecommunications, networking, security, data and service providers, regarding the Year 2000 readiness status of their companies and products. To the extent that a supplier is not able to become Year 2000 ready, alternative supply sources have been identified and contacted, and their Year 2000 readiness status verified. The ECS expects that its major vendors or suppliers are Year 2000 ready.

         Aggregate external costs incurred to address Year 2000 issues within the ECS have approximated $520,000. About $440,000 of this amount was paid to consultants and expensed when incurred. The remainder of the costs related to accelerated purchases of licenses and software, and was capitalized in accordance with existing company policy. Future costs related to the ECS Year 2000 issues are expected to be immaterial to the ECS.

         MCS

         Motivated in part by the Year 2000 issue and issues related to the Euro currency conversion, but more so by the need for managers to have access to real-time business data, the MCS installed a worldwide enterprise resource planning system. The system went "live" as planned in early April in Germany and most of North America. The vendor has warranted that the software is Year 2000 ready.

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

         Excluding the costs of implementing the ERP system, the total incremental costs -- incurred and to be incurred -- associated with addressing the Year 2000 issues within the MCS are estimated to be $150,000. Those costs are being expensed as incurred. The cost of implementing the ERP system was significant to us; however, such costs were budgeted and approved in the ordinary course of business and were expensed or capitalized in accordance with existing policy. While we expect that problems will develop from time to time during the course of the ERP changeover, we do not believe that these problems will have a material adverse effect on our operations or that they necessarily will be Year 2000 related.

         The MCS has formalized questionnaires and sent those to vendors requesting information regarding Year 2000 readiness. In addition, the MCS performed on-site audits of its top ten suppliers, all of which appear to be Year 2000 ready. The MCS has received completed surveys from a number of its suppliers. The identification of alternative supply sources is our intended corrective action with regard to non-compliant suppliers.

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

         We have developed plans to ensure, to the extent possible, that the Euro will not negatively impact our operations. As of October 1, 1999, no significant problems have occurred. On a company-wide basis, those efforts have been coordinated by the corporate Treasurer and have included internal personnel as well as external consultants. The ECS is continually evaluating the impact of the Euro on the operations located in Europe. The MCS is in the renovation and implementation stages of addressing Euro conversion related system issues so that optimal customer services relating to Euro transactions can be provided to its European customers.

         The failure to correct a material Euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. During 1999, we have not encountered any material Euro conversion problems.


Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

         Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements give our current expectations of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often (but not always) use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. From time to time, we also provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Consequentially, no forward-looking statement can be guaranteed. Actual future results may, and probably will, vary materially.

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

         We May Not Successfully Identify, Integrate, or Manage Acquisitions.

         We have completed several acquisitions over the past several years. The degree of success of these acquisitions depends on our ability to:

o successfully integrate or consolidate acquired operations into our existing segments;

o  identify and take advantage of cost reduction opportunities; and

o  further penetrate the market for the products acquired.

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

         We Operate Internationally and in Developing Countries.

         We have significant operations outside the United States. These operations, like all international operations, are subject to a number of risks including:

o  currency fluctuations;

o  capital and exchange control regulations;

o  restrictive government actions; and

o  expropriation and nationalization.

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

         Other Factors

         In addition to the factors discussed above, other factors which could materially affect actual results include, but are not limited to:

o business conditions and the degree of optimism affecting the economies throughout the world in general;

o competitive factors such as competitors seeking increased market share based on price;

o  manufacturing efficiencies and capacity;

o  legal liability unknown at this time;

o  risk of obsolescence due to shifts in market demand;

o Year 2000 issues related to our computer systems or the computer systems of our suppliers or customers (please see pages 19 through 23 of this report); and

o  the timing of customer product introductions.

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

                   The Exhibit Index is on page 29.

          (b) Reports On Form 8-K                                      None

                                  Exhibit Index

Document

 3.(i)   Articles of Incorporation     Incorporated by reference to Form 8-A/A
                                          dated April 10, 1998

   (ii)  By-laws                       Incorporated by reference to Form 10/Q
                                          for the quarter ended July 2, 1999

 4.      Instruments defining rights   Incorporated by reference from Form 10-K
            of security holders           for the year ended December 31, 1995
                                          and from Exhibit 4 of Form 8-K dated
                                          August 30, 1996

10.      Material Contracts            Short Term Cash Incentive Plan attached
                                          to this Form 10-Q

27.      Financial Data Schedule       Electronic Filing Only

--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Technitrol, Inc.
                                  -------------------------------------
                                                      (Registrant)



  November 12, 1999               /s/Albert Thorp, III
--------------------------        -------------------------------------
        (Date)                    Albert Thorp, III
                                  Vice President - Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


  November 12, 1999               /s/Drew A. Moyer
--------------------------        -------------------------------------
        (Date)                    Drew A. Moyer
                                  Corporate Controller and Secretary
                                     (Principal Accounting Officer)