Form 10-K
period 1999-12-31
TECHNITROL INC
filed 2000-03-20
CIK 96763

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                                   -----------------
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _______________ to _______________

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

                                 YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 25, 2000 is $641,839,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 2000.

                                                 Number of shares outstanding
     Title of each class                                February 25, 2000
     -------------------                                -----------------
         Common stock                                      16,282,098
  par value $.125 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
DOCUMENT                                                      REFERENCE
--------                                                      ---------
The Registrant's definitive Proxy Statement,                   Part III
dated March 29, 2000, to be used in                       Page 29 of 61 pages
connection with Registrant's 2000 Annual Meeting of Shareholders

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

Electronic Components Segment

     Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electronic signals. They are used primarily in local area network, Internet connectivity, telecommunication and power-conversion products. We manufacture these products in the United States, Ireland, France, Malaysia, Thailand, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

     Our strategy is to expand our electronic components business through a combination of internal growth and acquiring companies in the electronic components business. Acquisitions during the last several years include:

     o Pulse Engineering, Inc. - In 1995, we acquired Pulse Engineering, Inc., with manufacturing locations in Ireland and China. The addition of Pulse significantly increased the size of our ECS business.

     o The magnetic components business of Northern Telecom, Ltd. - We completed this acquisition on November 30, 1997. The primary assets we purchased included manufacturing plants in Malaysia and Thailand and a design engineering group in Canada. These assets primarily serve the telecommunication and power markets.

     o FEE Technology, S.A. - We purchased FEE on July 3, 1998. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. With the purchase of FEE, we acquired manufacturing facilities in France, Thailand and Poland. We subsequently closed FEE's Thailand and Poland facilities.

     o GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, on November 16, 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunication and power-conversion products. Their manufacturing facilities were located in the People's Republic of China and the Philippines. We closed Valor's Philippine facility and have substantially completed the consolidation of Valor's PRC facility into our facilities in the PRC.


     Our electronic component businesses operate as a unified business throughout the world. This unified business operates under the Pulse name.

Metallurgical Components Segment

     Our Metallurgical Components Segment manufactures:

     o electrical contacts and assemblies;

     o contact materials;

     o thermostatic bimetals;

     o clad metal products; and

     o precision contact subassemblies.

We also provide electroplating and refining services.

     We sell these metallurgical components to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

     o residential, commercial and industrial circuit breakers;

     o motor controls;

     o switches and relays;

     o wiring devices;

     o temperature controls;

     o appliances;

     o automobiles;

     o telecommunications products; and

     o various other electrical products.

     In late 1996, we acquired the assets of Doduco GmbH in Germany and Spain to support our strategy of increasing market share and the international presence of our metallurgical businesses. This business was then combined with our existing metallurgical component operations in North America. All of our metallurgical component businesses now operate globally under the name AMI Doduco.

     In July of 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facility is located near Mexico City.

     During the fourth quarter of 1999, we made two acquisitions and substantially completed a third. In November of 1999, we acquired the operating assets of the Tianjin Electrical Metal Works electrical contacts business based in Tianjin, PRC. On December 22, 1999, we acquired the operating assets of MEC Betras Italia S.r.l. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. In January of 2000, we completed an acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia. These most recent acquisitions provide the MCS with additional lower-cost operating locations and an enhanced market presence in key areas of the business.

     In 1999, the MCS manufactured in the United States, Germany, Spain, Puerto Rico and Mexico. We began manufacturing metallurgical products in Italy, the PRC and Estonia during the first quarter of 2000.

Business Segment Financial Information.  Amounts are in thousands:

                                                       1999          1998           1997
                                                       ----          ----           ----
Net sales from continuing operations
     Electronic Components                           $307,351      $218,876       $179,772
     Metallurgical Components                         223,085       229,663        217,295
                                                     --------      --------        -------
         Total                                       $530,436      $448,539       $397,067
                                                     ========      ========        =======
Operating profit before income taxes
     Electronic Components                           $ 49,893      $ 37,721       $ 30,865
     Metallurgical Components                          11,296        15,695         14,888
                                                     --------      --------       --------
         Total operating profit                      $ 61,189      $ 53,416       $ 45,753
     Items not included in Segment profit (1)          (2,180)       (1,073)         1,011
                                                     --------      --------       --------
     Earnings from continuing operations
       before income taxes                           $ 59,009      $ 52,343       $ 46,764
                                                     ========      ========       ========
Assets at end of year
     Electronic Components                           $173,027      $177,264       $115,467
     Metallurgical Components                         111,076       101,422         83,023
                                                     --------      --------       --------
         Segment assets                              $284,103      $278,686       $198,490
     Assets not included in Segment assets (2)         97,136        65,448         56,844
                                                     --------      --------       --------
         Total                                       $381,239      $344,134       $255,334
                                                     ========      ========       ========
Capital expenditures (3)
     Electronic Components                           $ 10,894      $ 27,695       $ 11,888
     Metallurgical Components                          12,031        14,117          5,928
     Discontinued operations                               --            --            322
                                                     --------      --------       --------
         Total                                       $ 22,925      $ 41,812       $ 18,138
                                                     ========      ========       ========
Depreciation and amortization
     Electronic Components                           $ 12,586      $  9,937       $  7,195
     Metallurgical Components                           6,825         6,343          5,668
     Discontinued operations                               --            --            284
                                                     --------      --------       --------
         Total                                       $ 19,411      $ 16,280       $ 13,147
                                                     ========      ========       ========

(1) Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Earnings. We exclude these items when measuring segment operating profit.
(2) Cash and cash equivalents are the primary corporate assets. We also exclude net deferred tax assets when measuring segment assets.
(3) During the past three years, our segments have acquired many companies. See
    Note 2 of Notes to Consolidated Financial Statements. We have included acquired property, plant and equipment in these capital expenditure amounts.

     Our segments generally recognize revenue when the products are shipped to customers. We offer our customers credit terms which we believe are generally consistent with the terms offered in our industries. We reserve for or write off a customer account when we no longer feel the customer can or will pay us. We believe that the quality of our customers, which are generally large global companies, and our extensive customer base limit our exposure to significant concentrations of customer credit risk. For example, no customer accounted for more than 10% of sales in 1999, 1998 or 1997. Sales to our ten largest customers accounted for 32% of sales in 1999, 36% of sales in 1998 and 24% of sales in 1997. Depending on the amount of cash we have from time to time, we may maintain significant cash investments at financial institutions.

     We do not use income taxes when measuring the segment results; however, we allocate income taxes to the segments to determine certain performance measures. These performance measures include return on employed capital and economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying the respective segment's operating profit by the estimated effective tax rate for the year. The allocated tax expense amounts for the ECS were, in thousands, $10,834, $12,275 and $10,022 in 1999, 1998 and 1997, respectively. For the MCS, they were, in thousands, $3,863, $6,759 and $7,656 in 1999, 1998 and 1997, respectively.

Geographic Information

     Our sales are not concentrated in any particular geographic area. We sell our products to customers in North America and throughout the world. The following table summarizes our sales to customers in the United States and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country. Amounts are in thousands.

                                            1999          1998          1997
                                            ----          ----          ----
Sales to customers in:
United States                            $226,376      $180,541      $177,701
Europe, other than Germany                108,339        98,892        97,122
Germany                                    86,174        85,860        76,026
Asia                                       70,589        55,914        33,375
North America, other than U.S.             36,507        24,972         9,945
Other                                       2,451         2,360         2,898
                                         --------      --------      --------
         Total                           $530,436      $448,539      $397,067
                                         ========      ========      ========

     The following table includes net property, plant and equipment located in the United States, Germany and China where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of our relevant assets which have long useful lives. Amounts are in thousands.

                                           1999          1998          1997
                                           ----          ----          ----
Net property, plant and equipment
 located in:
United States                             $22,554       $23,469       $18,476
China                                      19,170        19,507        11,320
Germany                                    14,639        16,466        12,608
Asia, other than China                     12,563        15,210        11,818
Europe, other than Germany                 10,659        11,156         5,276
Other                                       3,137         3,260           165
                                          -------       -------       -------
         Total                            $82,722       $89,068       $59,663
                                          =======       =======       =======

International Operations

     We have significant operations outside the United States. These operations, like all international operations, are subject to a number of risks including:

     o currency fluctuations;

     o capital and exchange control regulations;

     o restrictive government actions; and

     o expropriation and nationalization.

     We believe that the risks in international operations are greatest in developing countries. The ECS has significant manufacturing operations in several developing countries, especially the People's Republic of China. Although the PRC has a large and growing economy, its potential economic, political and labor developments necessarily entail uncertainties and risks. The risks posed to us are not unique and we believe are the same as those posed to any U.S. company doing business in the PRC. While the PRC has been receptive to foreign investment, we can't be certain that the current policies will continue indefinitely into the future. If any country in which we have significant operations adopts economic, legal, or trading policies harmful to private industry or foreign investment, such policies could affect us significantly.

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

Backlog

     Our backlog of orders at December 31, 1999 was $92.5 million compared to $77.3 million at the end of 1998. We expect to ship the majority of the backlog over the next six months. Our delivery times vary between segments but are generally less than thirteen weeks. Customers can cancel orders upon payment of cancellation charges. As more customers adopt "demand-pull" and other creative inventory management policies, we believe backlog is a less accurate indicator of near-term business activity than it was previously.

Raw Materials

     We are not dependent on any particular source of supply. However, there are not a lot of suppliers of certain:

     o ferrite materials used in electronic components;

     o powder metals used in electrical contacts; and

     o specialty steel used in metal laminates.

We have not had any significant difficulties obtaining these raw materials and do not currently anticipate we will have any significant difficulties.

     The MCS uses silver and other precious metals as raw material. Historically, these precious metals have been readily available. However, early in 1998, the demand for silver increased significantly, and the price of silver and associated financing costs also increased. This occurred again during the early part of 1999, although to a lesser extent. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, financing and other costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. However, if the terms and conditions under which we obtain silver or other precious metals change significantly in a short period of time, we may experience a negative impact on our future operating results.

Research and Development

     We do not engage in any basic research activities. Our engineers improve existing products and develop new products related to current or new product lines. The amount of expenses we incurred for research and development activities in each of the last three years is included in Note 5 of Notes to Consolidated Financial Statements. We own numerous patents, trademarks and tradenames, but we do not consider our earnings to be materially dependent upon any one patent, trademark or license.

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

     We are studying and undertaking certain remedial action with respect to groundwater pollution and soil contamination at a former GTI facility. The facility is located in Leesburg, Indiana. We anticipate making additional environmental expenditures related to this facility in future years. The expenditures will be for continued environmental studies and analysis and, upon mutual agreement with appropriate state agencies, implementation of a remediation plan. Based on our current knowledge of the situation, we do not anticipate that the future expenses associated with the environmental remediation will have a material impact on our financial position.

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

     We have reserves which we believe are sufficient to cover the aggregate amount of our ultimate environmental liability. These reserves are not material to our current financial position.

Employees

     At December 31, 1999, we had approximately 21,600 full time employees compared with 21,400 at the end of 1998. Some of our ECS operations in Asia are labor intensive.

Energy

     We did not have difficulty obtaining supplies of electricity, gas or oil in 1999, and we do not expect difficulty in 2000.

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

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

     Our disclosures and analysis in this report and in our 1999 annual report to shareholders contain forward-looking statements. Forward-looking statements give our current expectations of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often (but not always) use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. From time to time, we also provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in our 1999 annual report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Consequentially, no forward-looking statement can be guaranteed. Actual future results may, and probably will, vary materially.

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

We Cannot Predict the Market Growth Rate for Our Products.

     The ECS sells its products into markets that are characterized by rapidly changing growth rates. These markets include LAN, telecommunication devices and power-conversion products. It is often difficult for our customers or us to assess worldwide demand for upgrades or replacement of networks, or the pace at which telecommunication infrastructure will be deployed throughout the world. The markets may counterbalance one another in terms of growth or they may move in the same direction. All of these variables will impact ECS growth rates.

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

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

     If we cannot obtain sufficient quantities of raw materials, including precious metals used by the MCS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of raw materials on page 8 of this report.

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

     The timing, price, structure and success of future acquisitions are uncertain. In addition, we may not be able to identify suitable acquisition candidates at reasonable prices, thereby reducing the aggressive acquisition component of our growth.

We Operate Internationally and in Developing Countries.

     We are a global company subject to the risks of doing business outside of the United States, particularly in developing countries. Please refer to the discussion of international operations on pages 6 and 7.

     The slowing of Asian economies during the latter part of the 1990s affected portions of our business as the installation and growth of communications and electrical infrastructure systems that utilize our components were delayed. During the fourth quarter of 1999, we saw improvements in this market. We remain optimistic about our prospects in the Asia Pacific region and we are committed to our presence in Asia. We believe our widespread manufacturing presence in Asia has been a key factor in our success. Nevertheless, we are aware of the inherent unpredictability of the economic situation in Asia. We attempt to carefully monitor all relevant developments throughout Asia.

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

     o information technology issues related to our computer systems or the computer systems of our suppliers or customers (please see management's discussion and analysis in Item 7 of Part II of this report); and

     o the timing of customer product introductions.

     We believe that we have the market opportunities, product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future events, costs, margins, product mix and profits are all subject to unpredictable factors including those discussed above.

Item 2  Properties

     We produce and market our products all over the world. At December 31, 1999, we operated 22 manufacturing plants in 12 countries. Our corporate offices are located in Trevose, Pennsylvania where we lease approximately 11,000 square feet of office space. The lease expires in 2006.

     At December 31, 1999, the ECS had 9 manufacturing facilities, 6 of which are owned. Principal manufacturing facilities are located in the People's Republic of China, the Philippines, Malaysia, Thailand and Ireland. The PRC facilities are operated under negotiated contracts with the provincial government of China. In addition to the manufacturing space, each PRC facility includes space for staff quarters and dormitories. The ECS also owns and leases office and warehouse space in San Diego to serve as the segment's headquarters and North American distribution center. Including office space for administrative and sales functions, the ECS owns approximately 382,000 square feet of space and leases approximately 1,774,000 square feet. The lease terms vary by facility. See Note 7 of Notes to Consolidated Financial Statements for additional information related to our outstanding leases.

     The MCS operates 13 manufacturing plants. The plants are located in the United States, Europe, Puerto Rico, Mexico and China. The MCS owns the majority of its manufacturing facilities. The only major manufacturing plant leased is located in Export, Pennsylvania. This lease expires in 2001 but it is expected to be renewed. Total space used by the MCS is 1,303,000 square feet, including office space for administrative and sales functions.

     The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 1999 was between 75% and 90%.

Item 3  Legal Proceedings

     We have been named in several lawsuits. We consider lawsuits to be part of what arises in the normal course of business. We do not expect the outcome of any of these lawsuits to have a material adverse effect on our consolidated financial condition.

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

                               First       Second         Third        Fourth
                              Quarter      Quarter       Quarter      Quarter
                              -------      -------       -------      -------

1999 High                      $32.19       $32.63        $37.19       $46.25

1999 Low                       $19.88       $22.63        $32.38       $31.56

1999 Dividends Paid            $.0600       $.0600        $.0675       $.0675


1998 High                      $39.50       $44.38        $43.38       $32.50

1998 Low                       $27.38       $37.00        $18.00       $16.88

1998 Dividends Paid            $.0525       $.0600        $.0600       $.0600

     On January 7, 2000, there were approximately 1,421 registered holders of our common stock which has a par value of $.125 per share and is the only class of stock that we have outstanding.

Item 6  Selected Financial Data  (In Thousands, Except Per Share Data)

                                     1999(a)     1998(a)      1997(a)      1996(a)      1995(a)
                                     ----        ----         ----         ----         ----
Net sales(b)                        $530,436    $448,539     $397,067     $243,312     $143,662
Net earnings(b)                     $ 44,312    $ 33,309     $ 29,086     $ 18,138     $  7,351
     Earnings per share(b):
         Basic                      $   2.76    $   2.08     $   1.81     $   1.14     $    .57
         Diluted                    $   2.73    $   2.06     $   1.80     $   1.13     $    .56
Total assets                        $381,239    $344,134     $255,334     $218,347     $144,940
Total long-term debt                $ 60,496    $ 60,898     $ 32,957     $ 41,701     $ 17,125
Shareholders' equity                $215,635    $174,809     $142,375     $103,590     $ 84,761
     Net worth per share            $  13.26    $  10.81     $   8.82     $   6.48     $   5.41
Working capital                     $141,851    $102,336     $ 87,618     $ 74,787     $ 43,242
     Current ratio                  2.5 to 1    2.0 to 1     2.2 to 1     2.1 to 1     2.1 to 1
Number of shares outstanding:
     Weighted average,
       including common stock
       equivalents                    16,246      16,203       16,137       16,096       13,076
     Year end                         16,266      16,170       16,135       15,975       15,672
Dividends declared per share        $  .2625    $   .240     $   .210     $   .200     $   .198
Price range per share:
     High                           $  46.25    $  44.38     $  43.13     $  21.88     $  11.88
     Low                            $  19.88    $  16.88     $  17.13     $   9.56     $   6.63

(a) During 1999, we purchased the operating assets of Tianjin Electrical Metal Works and MEC Betras Italia S.r.l. In 1998, we acquired FEE Technology, Metales y Contactos and GTI Corporation. We acquired the magnetic components business of Nortel in 1997, Doduco GmbH in 1996 and Pulse Engineering, Inc. in 1995. See Note 2 of Notes to Consolidated Financial Statements.
(b) Amounts reflect continuing operations. See Note 2 of Notes to Consolidated Financial Statements.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to pages 10 through 13 of this report for a description of "forward-looking statements" and factors that may affect future results.

     We are making the statements below to inform our shareholders of our general financial condition and our results of operations. We are not trying to influence investors to buy or sell our securities.

Business Overview

     Please refer to Part I, Item I for a description of our continuing businesses and strategic initiatives.

     In June 1997, we sold our Test & Measurement Products Segment, which manufactured material testing systems, force measurement products and weighing devices. We sold these businesses because they did not fit within our core competencies and did not offer us opportunities to create significant shareholder value. The Test & Measurement Products Segment is reported as discontinued operations in the accompanying financial statements.

     We believe that the investments, divestiture and strategies described in
Part I, Item I and in the preceding paragraph have positioned us for future growth and the creation of additional shareholder value.

Liquidity and Capital Resources

     Working capital at December 31, 1999 was $141.9 million, an increase of $39.5 million from the working capital of $102.3 million at December 31, 1998. Worldwide, cash on hand at December 31, 1999 was $88.2 million, approximately $37.6 million greater than at December 31, 1998. Cash provided by operating activities, supplemented by $4.6 million of net borrowings, was more than adequate to pay for capital expenditures, acquisitions, and dividends.

     We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets. At December 31, 1999, we had approximately $146.0 million of unused lines of credit from banks.

     Cash Flows from Operating Activities

     Cash flow from operations was $69.3 million for the year ended December 31, 1999, an increase of $19.5 million from 1998. Net earnings before depreciation and amortization, reductions in net deferred tax assets and inventory and an increase in accounts payable contributed to cash provided by operations. Offsetting these favorable cash flow factors were an increase in accounts receivable due to record sales levels contributed by the ECS during the fourth quarter of 1999 and a decrease in accured expenses due to payments for income taxes and for acquisition related transaction and integration expenses.

     Cash Flows from Investing Activities

     Cash used by investing activities was $32.9 million during 1999. We used approximately $15.3 million of cash to pay for acquisitions and $18.8 million to pay for capital expenditures.

     Cash payments for capital expenditures, excluding acquisitions, represented approximately 3.5% of net sales during 1999 and exceeded overall depreciation by about $3.1 million. We make capital expenditures to expand production capacity and to improve our operating efficiency. We expect to continue making such expenditures.

     With the exception of approximately $7.2 million of retained earnings in China which are restricted by PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

     Cash Flows from Financing Activities

     During 1999, we borrowed approximately $77.8 million and repaid approximately $73.2 million of debt. We entered into two DM10.0 million unsecured loan facilities in Germany in order to convert a portion of our outstanding credit from a variable-rate revolver to a fixed-rate term debt. One facility is due in July 2003 and bears interest at a rate of 4.85%. The second facility terminates in August 2009 and bears interest at 5.65%. In addition, we entered into an additional variable-rate Eurocurrency revolving credit facility. This facility has a maximum draw of $20.0 million and is due in June 2001. We used the proceeds of the additional debt instruments to finance acquisitions, working capital and capital expenditures.

     We have paid dividends for the last 95 consecutive quarters. Dividends paid in 1999 were $4.1 million compared to $3.8 million in 1998. We expect to continue making quarterly dividend payments for the foreseeable future.

     Foreign Currency Effects

     During 1999, the Euro devalued approximately 14% relative to the U.S. dollar. As a result, we incurred foreign currency losses at our ECS European operations, as Euro denominated net assets were translated to U.S. dollars for financial reporting purposes. In addition, we experienced a negative translation adjustment to equity as our investment in the MCS's European operations became worth less in U.S. dollars than it was prior to the devaluation of the Euro. This U.S. dollar decrease in investment value for 1999 resulted in a reduction in equity of approximately $1.8 million.

     During 1998, we did not experience any significant foreign currency gains or losses but had a positive adjustment to equity as a result of strengthening of the Deutsche mark and the French franc during the second half of 1998.

     During 1997, currencies of several of the Asian countries in which we manufacture and/or sell products devalued significantly relative to the U.S. dollar. The majority of our sales originating in those countries, as well as the majority of raw material purchased, are denominated in U.S. dollars. Expenses in those countries, particularly labor and overhead, are denominated and paid in local currencies which devalued against the U.S. dollar. As a result, the devaluation of these local currencies favorably affected our profitability by reducing the manufacturing costs incurred in those countries.

     We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because AMI Doduco's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to foreign currency fluctuations.

     Please see the section titled "Foreign Currency Risk" under Item 7a of this report for a description of our strategies to manage foreign currency risks.

New Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard is effective for quarters of fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have a material effect on our operating results or liquidity. The impact of this standard on our balance sheet will depend on the amount of hedging activity outstanding on the date of adoption.

Results of Operations

     Our results from continuing operations for 1999, 1998 and 1997 are as follows.(1) Amounts are in thousands:

                                                        Year Ended
                                                       December 31,
                                            1999           1998           1997
                                            ----           ----           ----
Net sales:
     Electronic Components                 $307,351       $218,876      $179,772
     Metallurgical Components               223,085        229,663       217,295
                                           --------       --------      --------
         Total                             $530,436       $448,539      $397,067
                                           ========       ========      ========

Earnings before income taxes:
     Electronic Components                 $ 49,893       $ 37,721      $ 30,865
     Metallurgical Components                11,296         15,695        14,888
                                           --------       --------      --------
         Operating profit                    61,189         53,416        45,753
     Other income (expense), net             (2,180)        (1,073)        1,011
                                           --------       --------      --------
     Earnings from continuing
       operations before income taxes      $ 59,009       $ 52,343      $ 46,764
                                           ========       ========      ========

         Revenues

     Our net sales from continuing operations for 1999 increased by $81.9 million, or 18.3%, from 1998. We attribute the 1999 sales increase to:

     o strong demand, particularly in the second half of 1999, in the ECS for local area networking, telecommunication and power conversion products; and

     o a full year of operating contributions by our 1998 acquisitions - Metales, FEE and GTI.

Partially offsetting these positive sales factors was a decrease in sales contributed by the MCS' European operations.

     Our 1999 ECS sales increased $88.5 million, or 40.4%, from the prior year. As previously noted, we experienced strong demand for our products during the second half of the year. In addition, our 1999 results include a full year of FEE and GTI contributions. Our 1998 results included operating FEE for approximately six months and GTI for approximately six weeks.

     Sales in the MCS decreased by $6.6 million, or 2.9%, from 1998 to 1999. The MCS sales in 1999 were affected by:

---------------
 (1) The results of the Test & Measurement Products Segment are reported as discontinued operations in the accompanying financial statements. The 1997 sales of the Test & Measurement Products Segment were approximately $11.8 million prior to the divestiture on June 4, 1997.

     o generally weaker European electric power, industrial machinery and durable goods markets;

     o an average Deutsche mark-to-dollar exchange rate that was approximately 4.5% below the 1998 average; and

     o the phase-out of certain non-core product lines.

During the latter part of 1999, we began to see a recovery in the European markets as domestic demand strengthened and exports to Asia rebounded. In addition, our 1999 sales into North American markets increased from 1998.

     The increase in consolidated sales from 1997 to 1998 resulted from a full year of operating the magnetic components business purchased from Nortel in late 1997, partial-year sales contributed by our 1998 acquisitions and strong sales volume from the MCS's European operations.

     Cost of Sales

     Gross margin for 1999 was 32.4% of sales. The comparable amounts for 1998 and 1997 are 31.7% and 32.2%, respectively. Although the gross margin for both the ECS and the MCS were lower when compared to the prior year, on a consolidated basis the margin was higher as we realized proportionately more higher-margin ECS sales than MCS sales.

     The margin for the ECS decreased from the prior year as a result of the ECS's 1998 acquisitions and continuing pricing pressures from ECS customers. The FEE and Valor businesses acquired by the ECS in 1998 operated at lower margins than the previously existing ECS business. In addition, expenses were incurred related to the FEE and Valor integration efforts. Partially offsetting these factors in the second half of 1999 was the positive impact on margins of volume efficiencies and the cost control programs instituted in the first quarter of 1999.

     The MCS gross margin decreased slightly from the prior year as cost reduction efforts were more than offset by weakness in the European markets, which caused our fixed costs to be allocated over less volume, and higher sales of precious metals on which we realize very low margins. We assume little to no price risk on sales of precious metals. Our cost reduction efforts continue into 2000 in both the manufacturing and administrative areas. We are evaluating additional ways to reduce the cost structure of the MCS and improve its operating performance.

     The decrease in gross margin from 1997 to 1998 was due to a slower LAN market in 1998 when compared to 1997 and the acquisition by the ECS of businesses operating at lower margins than our previously existing business.

     Operating Expenses

     Our total selling, general and administrative expenses for 1999, 1998 and 1997 are as follows. Amounts are in thousands:

                                                      Year Ended
                                                     December 31,
                                         1999            1998             1997
                                         ----            ----             ----
     Selling, general &
       administrative expenses         $110,694         $88,827         $82,264

     Percentage of net sales              20.9%           19.8%           20.7%

     Selling, general and administrative expense increased both in absolute dollars and as a percentage of sales in 1999 as compared to 1998. The increases result from:

     o higher spending required to support the higher level of ECS sales;

     o significantly higher expenses incurred in 1999 associated with implementing and optimizing a global ERP system within the MCS;

     o costs associated with integrating our most recent acquisitions into the Company;

     o costs associated with reorganizing the MCS business; and

     o expenses related to acquisition development activity, particularly within the MCS.

Partially offsetting these factors was the cost reduction program instituted in both segments in the first quarter of 1999.

     The increase in total selling, general and administrative expenses from 1997 to 1998 resulted from increased spending to support more sales volume. As a percentage of sales, selling, general and administrative expense decreased from 1997 to 1998 due to the absence of Netwave Technologies, Inc. Netwave was a wireless local area network product line which we sold at the end of 1997. Netwave required a high level of spending relative to its revenues. In 1998, expenses related to integrating acquisitions partially offset the benefit of divesting Netwave.

     We include research, development and engineering expenses within selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. RD&E by segment for the past three years is as follows. Amounts are in thousands:

                                                     Year Ended
                                                    December 31,
                                          1999            1998            1997
                                          ----            ----            ----

     ECS                                $13,972         $11,085         $10,560
     Percentage of segment sales           4.6%            5.1%            5.9%

     MCS                                $ 5,639        $  5,755        $  5,807
     Percentage of segment sales           2.5%            2.5%            2.7%

     RD&E spending within the ECS increased from 1998 as the ECS continues to invest in new technologies and related improvements to respond to technology changes in its marketplace. As a percentage of sales, the ECS spending is less than the prior year as the ECS sales reached record levels in 1999. Although the ECS spending in dollars on RD&E increased only slightly from 1997 to 1998, the 1997 amount included RD&E at Netwave. Excluding Netwave's high RD&E expenses in relation to its sales, the ECS spending on RD&E increased significantly from 1997.

     Neither segment anticipates any significant changes to RD&E efforts in the near-term.

     Interest

     Interest income for 1999 was $1.9 million compared with $2.1 million in 1998 and $2.5 million in 1997. Although cash and cash equivalents were substantially higher at December 31, 1999 than December 31, 1998, the majority of the increase in cash was generated during the latter part of 1999.

     For 1999, interest expense was $3.5 million as compared with $3.3 million during 1998 and $2.4 million for 1997. The slight increase in interest expense resulted from higher debt levels in 1999 than 1998, particularly in the early part of 1999 as we used debt to partially finance our November 1998 acquisition of GTI/Valor. Partially offsetting the effect of higher debt levels in 1999 was more favorable interest rates on our European debt facilities.

     Please see the section titled "Interest Rate Risk" under Item 7a of this report for additional information regarding interest.

     Income Taxes

     Our effective income tax rate during 1999 was 24.9%. This compares to 36.4% in 1998 and 37.8% in 1997. The substantial decrease in our effective tax rate resulted from actions initiated in the first quarter of 1999 related to a comprehensive global review of our business operations. This comprehensive review was aimed at ensuring that our overall tax rates are optimal and appropriate. Also contributing to the lower overall tax rate was a decline in the proportion of taxable income attributable to high-tax jurisdictions such as Germany.

     We have benefited over recent years from favorable offshore tax treatments; however, there are no assurances that such treatments will continue in the future. Developing countries and, in particular, the People's Republic of China, may change their tax policies at any time. In addition to income tax policies, we monitor developments relating to other business taxes.

Other Issues

     Precious Metal

     The MCS uses silver as well as other precious metals in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held the majority of these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. As is sometimes the case, during the first quarter of 1998, and to a lesser extent in early 1999, the price of silver increased significantly. The associated leasing costs also increased. The terms of sale within the MCS allow us to charge customers for the current market value of silver. However, leasing costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts were purchased during 1999 for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by our competitors.

     Year 2000

     The popularly called "Year 2000" issues associated with the programming code in existing computer systems revolved around whether computer systems would properly recognize date-sensitive information when the year changed to 2000. Information technology ("IT") and non-IT systems that did not properly recognize such information could have generated erroneous data or caused a system to fail.

     We substantially completed the required modifications to our IT and non-IT systems. Since the inception of our efforts to address potential Year 2000 issues, we incurred approximately $.5 million of Year 2000 remediation expenses related to our systems. These costs were expensed as SG&A as incurred. In addition, we incurred costs to install new software. These costs have been capitalized and will be amortized over the expected useful life of the related software.

     Following the arrival of the Year 2000, we have not experienced any significant problems related to Year 2000 issues. We have built and delivered product and transacted business with our customers and suppliers without interruption. In addition, we have not received any notifications from customers regarding Year 2000 issues related to product sold. We will, however, continue to monitor our computer systems to ensure any latent Year 2000 issues that may arise are addressed promptly.

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

     As of December 31, 1999, no significant problems related to Euro conversion issues have occurred. The failure to correct a material Euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition.


Item 7a Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Our financial instruments exposed to changes in interest rates are long-term debt obligations. We invest our excess cash with high-credit-rated financial institutions. We limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks and the audit committee of the board continually monitors compliance with these policies.

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

     The table below presents principal amounts in equivalent U.S. dollars and related weighted average interest rates by year of maturity for our debt obligations. The carrying value of long-term debt approximates its fair value after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes. Amounts are in thousands:

                                                                                                                 Approx.
                                                                                        There-                      Fair
                                  2000       2001       2002        2003       2004      after          Total      Value
                                  ----       ----       ----        ----       ----      -----          -----      -----
Liabilities
Long-term debt
--------------
   Fixed rate:
      U.S.$                    $    27         --         --          --         --         --        $    27    $    27
      Wt. ave. interest rate      4.50%

      Euro (1)                 $   140    $   151     $  164     $10,477    $   147     $5,385        $16,464    $16,464
      Wt. ave. interest rate      8.50%      8.50%      8.50%       5.25%      8.50%      5.77%

   Variable rate:
      U.S.$                    $11,000         --         --          --         --         --        $11,000    $11,000
      Wt. ave. interest rate      6.90%

      Euro (1)                      --    $33,005         --          --         --         --        $33,005    $33,005
      Wt. ave. interest rate                 4.09%

(1) U.S. dollar equivalent

Foreign Currency Risk

     We conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts. At December 31, 1999, the Company did not have any currency exchange forward contracts or currency options outstanding.

     The table below provides information about our non-derivative financial instruments and presents the information in equivalent U.S. dollars. Amounts are in thousands:

                                                                                                              Approx.
                                                                                       There-                   Fair
                                Current      2001       2002       2003      2004      after       Total       Value
                                -------      ----       ----       ----      ----      -----       -----       -----
Assets
Cash and equivalents
--------------------
   Variable rate:
      Euro (1)                  $3,037         --         --         --        --         --      $ 3,037     $ 3,037

      Other currencies (1)      $2,561         --         --         --        --         --      $ 2,561     $ 2,561

Liabilities
Long-term debt
--------------
   Fixed rate:
      Euro (1)                  $  140     $   151    $   164    $10,477    $  147     $5,385     $16,464     $16,464

   Variable rate:
      Euro (1)                      --     $33,005        --          --      --           --     $33,005     $33,005

(1) U.S. dollar equivalent


Item 8 Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference from the Independent Auditor's Report found on page 32 and from the consolidated financial statements and supplementary schedule on pages 33 through 58.

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


                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Documents filed as part of this report

              Financial Statements
              --------------------

              Independent Auditors' Report
              Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Earnings - Years ended December 31,
                1999, 1998 and 1997
              Consolidated Statements of Cash Flows - Years ended December 31,
                1999, 1998 and 1997
              Consolidated Statements of Changes in Shareholders' Equity - Years
                ended December 31, 1999, 1998 and 1997
              Notes to Consolidated Financial Statements

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

TECHNITROL, INC.

By         /s/James M. Papada, III
           -----------------------
           James M. Papada, III
           Chairman of the Board of Directors,
           Chief Executive Officer and Director

Date March 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By                                    By   /s/Graham Humes
     -----------------------               ------------------------------------
     Stanley E. Basara                     Graham Humes
     Director                              Director

Date March 13, 2000                   Date March 13, 2000

By                                    By   /s/Edward M. Mazze
     -----------------------               ------------------------------------
     John E. Burrows, Jr.                  Edward M. Mazze
     Director                              Director

Date March 13, 2000                   Date March 13, 2000

By   /s/Rajiv L. Gupta                By   /s/Drew A. Moyer
     -----------------------               ------------------------------------
     Rajiv L. Gupta                        Drew A. Moyer
     Director                              Corporate Controller and Secretary
                                           (Principal Accounting Officer)
Date March 13, 2000
                                      Date March 13, 2000
By
     -----------------------
     J. Barton Harrison               By   /s/Albert Thorp, III
     Director                               ------------------------------------
                                           Albert Thorp, III
Date March 13, 2000                        Vice President - Finance and Chief
                                              Financial Officer
                                           (Principal Financial Officer)
By   /s/Roy E. Hock
     -----------------------          Date March 13, 2000
     Roy E. Hock
     Director

Date March 13, 2000

                   Index to Financial Statements and Schedules

                              Financial Statements
                              --------------------

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Earnings - Years ended December 31, 1999, 1998 and
   1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and
   1997

Consolidated Statements of Changes in Shareholders' Equity - Years ended
   December 31, 1999, 1998 and 1997

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP


         Philadelphia, Pennsylvania
         February 25, 2000


                              Technitrol, Inc. and Subsidiaries

                                 Consolidated Balance Sheets

                                 December 31, 1999 and 1998
                             In thousands, except for share data

                                Assets                                    1999         1998
                                ------                                    ----         ----
Current assets:
     Cash and cash equivalents                                          $ 88,161     $ 50,563
     Trade receivables, net                                               77,514       71,482
     Inventories                                                          65,101       71,230
     Prepaid expenses and other current assets                             8,512       10,597
                                                                        --------     --------
           Total current assets                                          239,288      203,872

Property, plant and equipment                                            150,926      149,035
     Less accumulated depreciation                                        68,204       59,967
                                                                        --------     --------
           Net property, plant and equipment                              82,722       89,068
Deferred income taxes                                                      8,615        9,296
Excess of cost over net assets acquired, net                              48,666       39,249
Other assets                                                               1,948        2,649
                                                                        --------     --------
                                                                        $381,239     $344,134
                                                                        ========     ========

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Current liabilities:
     Current installments of long-term debt                             $    167     $    193
     Accounts payable                                                     26,186       23,270
     Accrued expenses                                                     71,084       78,073
                                                                        --------     --------
           Total current liabilities                                      97,437      101,536

Long-term liabilities:
     Long-term debt, excluding current installments                       60,329       60,705
     Other long-term liabilities                                           7,838        7,084

Commitments and contingencies (Note 7)

Shareholders' equity:
     Common stock: 75,000,000 shares authorized; 16,265,838 and
       16,170,406 outstanding in 1999 and 1998, respectively; $.125
       par value per share and additional paid-in capital                 48,263       45,109
     Retained earnings                                                   171,278      131,227
     Other                                                                (3,906)      (1,527)
                                                                        --------     --------
           Total shareholders' equity                                    215,635      174,809
                                                                        --------     --------
                                                                        $381,239     $344,134
                                                                        ========     ========

   See accompanying Notes to Consolidated Financial Statements.

                           Technitrol, Inc. and Subsidiaries

                          Consolidated Statements of Earnings

                     Years ended December 31, 1999, 1998 and 1997
                          In thousands, except per share data

                                                       1999        1998        1997
                                                       ----        ----        ----

Net sales                                            $530,436    $448,539    $397,067
Cost of sales                                         358,553     306,296     269,050
                                                     --------    --------    --------
       Gross profit                                   171,883     142,243     128,017

Selling, general and administrative expenses          110,694      88,827      82,264
                                                     --------    --------    --------
       Operating profit                                61,189      53,416      45,753
Other income (expense):
     Interest income                                    1,882       2,080       2,469
     Interest expense                                  (3,477)     (3,264)     (2,387)
     Other, net                                          (585)        111         929
                                                     --------    --------    --------
                                                       (2,180)     (1,073)      1,011
                                                     --------    --------    --------
     Earnings before income taxes                      59,009      52,343      46,764
Income taxes                                          (14,697)    (19,034)    (17,678)
                                                     --------    --------    --------

Net earnings from continuing operations                44,312      33,309      29,086

Discontinued operations, net of income taxes:
     Earnings from operations of the Test &
        Measurement Products Segment                      --          --          258
    Gain on disposal                                      --          --       11,502
                                                     --------    --------    --------

Net earnings                                         $ 44,312    $ 33,309    $ 40,846
                                                     ========    ========    ========

Earnings per share from continuing operations:
    Basic                                            $   2.76    $   2.08    $   1.81
                                                     ========    ========    ========
    Diluted                                          $   2.73    $   2.06    $   1.80
                                                     ========    ========    ========

Net earnings per share:
    Basic                                            $   2.76    $   2.08    $   2.54
                                                     ========    ========    ========
    Diluted                                          $   2.73    $   2.06    $   2.53
                                                     ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.



                                  Technitrol, Inc. and Subsidiaries

                                Consolidated Statements of Cash Flows

                            Years ended December 31, 1999, 1998, and 1997
                                          In thousands

                                                                    1999          1998         1997
                                                                    ----          ----         ----
Cash flows from operating activities:
     Net earnings                                                  $44,312       $33,309      $40,846
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                              19,411        16,280       13,147
         Deferred taxes                                              3,319         3,415         (748)
         Gain on sale of Test & Measurement Products Segment            --            --       (11,502)
         Changes in assets and liabilities net of effect of
           acquisitions and divestitures:
              Trade receivables                                     (9,345)       (1,705)     (15,440)
              Inventories                                            5,745        (4,634)     (12,329)
              Accounts payable                                       3,788         5,191        1,633
              Accrued expenses                                      (3,028)       (4,688)       9,406
         Other, net                                                  5,050         2,559       (1,279)
                                                                   -------       -------      -------
         Net cash provided by operating activities                  69,252        49,727       23,734
                                                                   -------       -------      -------
Cash flows from investing activities:
     Proceeds from the sale of discontinued operations,
       net of cash sold and expenses paid                               --            --        32,362
     Acquisitions, net of cash acquired                            (15,277)      (42,804)     (26,514)
     Capital expenditures, exclusive of acquisitions               (18,766)      (20,398)     (13,447)
     Proceeds from sale of property, plant and equipment             1,115           368          668
                                                                   -------       -------      -------
         Net cash used in investing activities                     (32,928)      (62,834)      (6,931)
                                                                   -------       -------      -------
Cash flows from financing activities:
     Principal payments on long-term debt                          (73,185)      (25,483)     (19,093)
     Net repayments of short-term debt                                 --            --        (2,911)
     Long-term borrowings                                           77,753        44,218       15,536
     Dividends paid                                                 (4,133)       (3,759)      (3,336)
     Exercise of stock options                                           5            97          317
     Sale of stock through employee stock purchase plan                916           --           --
     Purchase of Technitrol stock                                      --           (145)         --
     Contributions from minority interest in subsidiary                --            --           100
                                                                   -------       -------      -------
         Net cash provided by (used in) financing activities         1,356        14,928       (9,387)
Net effect of exchange rate changes on cash                            (82)          (61)      (2,144)
                                                                   -------       -------      -------
Net increase in cash and cash equivalents                           37,598         1,760        5,272
Cash and cash equivalents at beginning of year                      50,563        48,803       43,531
                                                                   -------       -------      -------
Cash and cash equivalents at end of year                           $88,161       $50,563      $48,803
                                                                   =======       =======      =======

See accompanying Notes to Consolidated Financial Statements.


                                 Technitrol, Inc. and Subsidiaries

                    Consolidated Statements of Changes in Shareholders' Equity

                           Years ended December 31, 1999, 1998 and 1997
                                In thousands, except per share data

                                                                                           Other
                                                                                  ---------------------------
                                                                                                   Accumu-
                                           Common stock and                                       lated other
                                           paid-in capital                        Deferred        compre-       Compre-
                                         --------------------       Retained       compen-         hensive       hensive
                                         Shares        Amount       earnings       sation          income       income
                                         ------        ------       --------       -------          ------       ------

Balance at January 1, 1997               15,975       $40,638       $ 64,339       $  (800)       $  (587)
Stock options, awards and related
    compensation                            160         1,354             --          (378)            --
Tax benefit of stock compensation            --         1,156             --            --             --
Currency translation adjustments             --            --             --            --           (808)        $  (808)
Net earnings                                 --            --         40,846            --             --          40,846
                                                                                                                  -------
Comprehensive income                         --            --             --            --             --         $40,038
                                                                                                                  =======
Dividends declared ($.21 per share)          --            --         (3,385)           --             --
                                         ------       -------       --------       -------        -------
Balance at December 31, 1997             16,135       $43,148       $101,800       $(1,178)       $(1,395)
                                         ======       =======       ========       =======        =======
Purchase of common stock                     (8)         (145)            --            --             --
Stock options, awards and related
    compensation                             43         1,398             --          (614)            --
Tax benefit of stock compensation            --           708             --            --             --
Currency translation adjustments             --            --             --            --          1,660         $ 1,660
Net earnings                                 --            --         33,309            --             --          33,309
                                                                                                                  -------
Comprehensive income                         --            --             --            --             --         $34,969
                                                                                                                  =======
Dividends declared ($.24 per share)          --            --         (3,882)           --             --
                                         ------       -------       --------       -------        -------
Balance at December 31, 1998             16,170       $45,109       $131,227       $(1,792)       $   265
                                         ======       =======       ========       =======        =======
Stock options, awards and related
    compensation                             66         1,809             --          (609)            --
Tax benefit of stock compensation            --           429             --            --             --
Stock issued under employee stock
    purchase plan                            30           916             --            --             --
Currency translation adjustments             --            --             --            --         (1,770)        $(1,770)
Net earnings                                 --            --         44,312            --             --          44,312
                                                                                                                  -------
Comprehensive income                         --            --             --            --             --         $42,542
                                                                                                                  =======
Dividends declared ($.2625 per share)        --            --         (4,261)           --             --
                                         ------       -------       --------       -------        -------
Balance at December 31, 1999             16,266       $48,263       $171,278       $(2,401)       $(1,505)
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

Inventories
-----------
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories under consignment-type leases from suppliers ($39.5 million at December 31, 1999, and $40.0 million at December 31, 1998). This inventory consists primarily of precious metals which are used in the Company's metallurgical components manufacturing business. Included in interest expense for the year ended December 31, 1999 are consignment interest fees of $1.4 million. These interest costs were $1.4 million and $.4 million in 1998 and 1997, respectively.

Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets on both the accelerated and the straight-line methods. The estimated useful lives of assets range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from the balance sheet, and any resulting gains or losses are included in earnings.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1) Summary of Significant Accounting Policies, continued
    -------------------------------------------

Excess of Cost over Net Assets
------------------------------
     Excess of cost over net assets acquired is amortized on a straight-line basis over 15 years. When events and circumstances so indicate, the recoverability of its carrying value is evaluated by determining whether its remaining balance can be recovered through future undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the excess of cost over net assets acquired, or a significant decline in the operating performance of the net assets. If an evaluation indicates that the carrying value cannot be recovered through future operating undiscounted cash flows, an impairment charge will be recorded by discounting the future operating cash flows using the implied cost of capital for that business segment and comparing the resulting discounted cash flow to the carrying value.

Foreign Currency Translation
----------------------------
     Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

Financial Instruments and Derivative Financial Instruments
----------------------------------------------------------
     The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1) Summary of Significant Accounting Policies, continued
    -------------------------------------------

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, the Company periodically enters into hedging transactions which have been authorized pursuant to the Company's policies and procedures. Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange and option contracts are marked-to-market and unrealized gains and losses are included in current-period net income. At December 31, 1999, the Company did not have any derivative financial instruments outstanding, other than to sell forward approximately $1.2 million of precious metal purchased as part of the acquisition of MEC Betras Italia S.r.l. on December 22, 1999.

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

(2) Acquisitions and Divestitures
    -----------------------------

     Acquisitions

     MEC Betras Italia S.r.l. ("MEC Betras"): On December 22, 1999, the Company
     ----------------------------------------
acquired the operating assets of MEC Betras. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. The purchase price of MEC Betras' assets was not material to the Company's consolidated financial position. The Metallurgical Components Segment ("MCS") did not operate these assets until January of 2000; therefore, the acquisition had no impact on the Company's 1999 operating results. Historical proforma results of operations would not be materially different from actual results.

     Tianjin Electrical Metal Works: In November 1999, the Company, through the
     -------------------------------
MCS, acquired the assets of an electrical contacts business based in Tianjin, the People's Republic of China. The purchase price was not material to the Company's consolidated financial position. The impact on the Company's operating results is also immaterial. Historical proforma results of operations would not be materially different from actual results.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions and Divestitures, continued
    -----------------------------

     GTI Corporation ("GTI"): On November 16, 1998, the Company acquired all of
     ------------------------
the capital stock of GTI, whose principal operating unit was Valor Electronics, Inc. ("Valor"). Valor designed and manufactured magnetics-based components for signal processing and power transfer functions used primarily in local area networking and also in telecommunications and broadband products. At the time of acquisition, manufacturing operations were located in the People's Republic of China and the Philippines. GTI's corporate offices were located in San Diego, California.

     The total purchase price included approximately $34.0 million paid to the former shareholders of GTI. In addition, transaction expenses and related acquisition costs were incurred. To complete the acquisition, the Company used approximately $14.0 million of cash on hand, and drew down approximately $20.0 million from previously unused bank lines of credit.

     The acquisition was accounted for by the purchase method of accounting. An allocation of purchase price to the assets acquired and liabilities assumed has been made using fair values that include values based on independent appraisals and management estimates. The fair value of the assets acquired and liabilities assumed approximated $45.9 million and $15.8 million, respectively. The excess of costs over net assets acquired approximated $5.8 million. These amounts reflect adjustments made during 1999 to reflect the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

     The liabilities assumed included a reserve of approximately $3.7 million for restructuring the GTI businesses. The amount was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and is intended to cover the estimated expenses related to integrating GTI's operations into existing Electronic Components Segment ("ECS") facilities. Expenses have been, and are expected to be, incurred primarily for terminating employees, leasehold terminations and other related exit costs. Actual expenses charged to the reserve through December 31, 1999 approximate $3.0 million.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions and Divestitures, continued
    ------------------------------

     GTI experienced significant financial difficulty prior to its acquisition by the Company, and the Company has made significant changes in GTI's businesses, as noted above. As a result, the Company does not believe that the following unaudited pro forma financial information, which reflects continuing operations only and assumes GTI was acquired on January 1, 1997, is indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be attained in the future (in thousands, except for earnings per share).

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

     FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased all of
     --------------------
the capital stock of FEE. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. FEE is now part of the ECS.

     The total purchase price including assumed debt was approximately $17.0 million and was funded by cash on hand. In addition, transaction expenses and related acquisition costs were incurred. The approximate fair value of the net assets acquired was $8.3 million resulting in goodwill of approximately $8.7 million. The fair value of liabilities assumed included approximately $1.7 million for restructuring the FEE businesses, which was substantially completed by December 31, 1999. The $1.7 million was primarily for severance payments and other related exit costs resulting from closing factories. These amounts include adjustments made during 1999 to reflect the final allocation of the purchase price to the fair market value of assets acquired and liabilities assumed.

     The acquisition was accounted for by the purchase method of accounting and, therefore, the financial results of FEE have been included with those of the Company beginning on July 3, 1998. Historical pro forma results of operations would not be materially different from actual results.

     Certain Assets of Metales y Contactos, S.A. de C.V. ("Metales"): On July 3,
     ----------------------------------------------------------------
1998, the Company, through the MCS, acquired certain assets of Metales. The purchase price of Metales' assets was not material to the Company's consolidated financial position. The results of the Metallurgical Components Segment include the results of operating the acquired assets from July 3, 1998.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(2) Acquisitions and Divestitures, continued
    ------------------------------

     The Magnetic Components Business of Northern Telecom Ltd. ("Nortel"): On
     ---------------------------------------------------------------------
November 30, 1997, the Company acquired the magnetic components business of Nortel (the "Business") by purchasing all of the common stock of two Nortel subsidiaries (one in Malaysia and one in Thailand) and certain assets in Canada relating to design engineering support of those subsidiaries. The acquisition of the Business was accounted for by the purchase method of accounting. The purchase price was approximately $22.5 million including transaction expenses. The fair value of the net assets acquired approximated $8.0 million. The purchase price was funded by cash on hand, including cash received from the sale of the Test & Measurement Products Segment, as explained below.

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

                                                  Year Ended
                                               Dec. 31, 1997
                                               -------------
       Net sales                                    $430,242
       Net earnings                                  $30,275
       Diluted earnings per share                      $1.88

     Divestitures

     Test & Measurement Products Segment: On June 4, 1997, the Company completed
     ------------------------------------
the sale of those entities which formed its Test & Measurement Products Segment to an affiliate of Ametek, Inc. for approximately $34.0 million in cash, and a resulting gain of approximately $11.5 million (net of income taxes of approximately $11.1 million) was realized in the second quarter of 1997. Transaction expenses were paid by the Company from the gross proceeds of the sale and are reflected in the net gain realized on the sale. As a result of the foregoing, the Company discontinued its manufacturing and marketing of test and measurement products and the Test & Measurement Products Segment is reported as a discontinued operation in the accompanying Consolidated Statements of Earnings and in these Notes to Consolidated Financial Statements.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions and Divestitures, continued
    ------------------------------

     For the year-ended December 31, 1997, the impact of the divestiture on earnings per share was as follows:

                                                                      Year Ended
                                                                   Dec. 31, 1997
                                                                   -------------
Earnings per share from continuing operations:
    Basic                                                                  $1.81
    Diluted                                                                 1.80
Discontinued operations, net of tax:
    Earnings per share from operations - basic and diluted                   .02
    Earnings per share from gain on disposal - basic and diluted             .71
Earnings per share:
    Basic                                                                   2.54
    Diluted                                                                 2.53

(3) Financial Statement Details
    ---------------------------

     The following provides details for certain financial statement captions at December 31, 1999 and 1998 (in thousands):

                                                  1999             1998
                                                  ----             ----
Inventories:
     Finished goods                             $ 21,916         $ 27,376
     Work in progress                             13,624           14,926
     Raw materials and supplies                   29,561           28,928
                                                --------         --------
                                                $ 65,101         $ 71,230
                                                ========         ========
Property, plant and equipment, at cost:
     Land                                       $  4,226         $  4,549
     Buildings and improvements                   30,951           30,431
     Machinery and equipment                     115,749          114,055
                                                --------         --------
                                                $150,926         $149,035
                                                ========         ========
Accrued expenses:
     Income taxes payable                       $ 20,868         $ 32,301
     Dividends payable                             1,098              970
     Accrued compensation                         15,552           14,977
     Other accrued expenses                       33,566           29,825
                                                --------         --------
                                                $ 71,084         $ 78,073
                                                ========         ========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4) Long-term Debt
    --------------

At December 31, 1999 and 1998, long-term debt was as follows (in thousands):

                                                                                    1999       1998
                                                                                    ----       ----
Bank Loans
----------

     Variable-rate (U.S. LIBOR plus .40%), multi-currency revolving credit facility with $125.0 million maximum draw, due June
         30, 2000 (6.90% rate at December 31, 1999)                                $11,000    $26,000

     Variable-rate (EURIBOR plus .50%), Eurocurrency revolving credit facility with $20.0 million maximum draw, due June 19,
        2001 (4.04% rate a December 31, 1999)                                       13,954       --

     Variable-rate (German LIBOR plus 0.625%), multi-currency bank loan facility with $40.0 million maximum draw, due
        December 31, 2001 (4.13% rate at December 31, 1999)                         19,051     27,568

     Fixed-rate (5.57% and 4.85%), unsecured debt in Germany
       (denominated in Deutsche marks) due June 26, 2003                            10,298      5,993

     Fixed-rate (5.65%), unsecured debt in Germany (denominated in
        Deutsche marks) due August 2, 2009                                           5,150       --
                                                                                   -------    -------
         Total bank loans                                                           59,453     59,561

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:
---------------
     4.5% - 10.32% mortgage notes, due in monthly installments until 2007            1,043      1,337
                                                                                   -------    -------
         Total long-term debt                                                       60,496     60,898
     Less current installments                                                         167        193
                                                                                   -------    -------
     Long-term debt excluding current installments                                 $60,329    $60,705
                                                                                   =======    =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4) Long-term Debt, continued
    ---------------

     At the Company's option, interest on the $125.0 million multi-currency revolving credit facility may be based on the prime rate or on LIBOR.

     The facility expiring on June 30, 2000 is secured by a pledge of the stock of certain of the Company's domestic subsidiaries. All outstanding borrowings on that facility are denominated in U.S. dollars. The borrowings have been classified as non-current because the Company has the ability and the intent to refinance these obligations on a long-term basis.

     The Company entered into the Eurocurrency revolving credit facility during the fourth quarter of 1999. The facility is unsecured and outstanding borrowings are denominated in the Euro.

     The multi-currency facility terminating on December 31, 2001 is unsecured. All outstanding borrowings are denominated in Deutsche marks.

     The Company has two fixed-rate term loans due on June 26, 2003. Each is for approximately $5.1 million as of December 31, 1999. The interest rates are 5.57% and 4.85%. The 4.85% term loan was entered into during 1999.

     The Company also entered into a third fixed-rate term loan during 1999. This 5.65% term loan is due August 2, 2009.

     The proceeds from the additional debt instruments entered into during 1999 were used to reduce the amounts outstanding under the previously existing revolving credit facilities and to finance acquisitions, working capital and capital expenditures.

     Principal payments due within the next five years are as follows (in thousands):

                          2000               $11,167
                          2001                33,156
                          2002                   164
                          2003                10,477
                          2004                   147

     The bank loan facilities contain certain covenants requiring maintenance of minimum net worth and other customary and normal provisions. The Company is in compliance with all such covenants.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

(5) Research, Development and Engineering Expenses
    ----------------------------------------------

     Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $19.6 million, $16.8 million and $16.4 million in 1999, 1998 and 1997, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $12.8 million, $12.5 million and $7.2 million in 1999, 1998 and 1997, respectively.

(6) Income Taxes
    ------------

     Earnings before income taxes were as follows (in thousands):

                                     1999            1998            1997
                                     ----            ----            ----
Domestic                           $   934         $ 5,984         $23,306
Non-U.S.                            58,075          46,359          46,537
                                   -------         -------         -------
       Total                       $59,009         $52,343         $69,843
                                   =======         =======         =======

     Earnings attributable to continuing operations were (in thousands) $59,009, $52,343 and $46,764 in 1999, 1998 and 1997, respectively.

     Income tax expense was as follows (in thousands):

Current:                             1999            1998            1997
                                     ----            ----            ----
       Federal                     $   736         $ 4,420         $14,080
       State and local                 858             688           2,214
       Non-U.S.                      9,784          10,511          13,451
                                   -------         -------         -------
                                    11,378          15,619          29,745
Deferred expense (benefit)           3,319           3,415            (748)
                                   -------         -------         -------

                                   $14,697         $19,034         $28,997
                                   =======         =======         =======


                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6) Income Taxes, continued
    -------------

     Income tax expense amounts attributable to continuing operations were (in thousands) $14,697, $19,034 and $17,678 in 1999, 1998 and 1997, respectively.
Income tax expense of $11,319 (in thousands) for 1997 is included in the results of discontinued operations. Amounts credited to additional paid-in capital include the tax benefit of certain components of employee compensation related to the Company's common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period, and employee compensation related to the exercise of stock options.

     A reconciliation of the statutory federal income tax rate with the effective income tax rate follows:

                                            1999        1998         1997
                                            ----        ----         ----
Statutory federal income tax rate            35%         35%          35%
Increase (decrease) resulting from:
  Tax-exempt earnings of
      subsidiary in Puerto Rico              (1)         (1)          (1)
  State and local income taxes, net
      of federal tax effect                   1           1            2
  Non-deductible expenses and
      other foreign income subject
      to U.S. income tax                      3          10            5
  Foreign                                   (14)        (10)          (3)
  Other, net                                  1           1            4
                                            ---         ---          ---
Effective tax rate                           25%         36%          42%
                                            ===         ===          ===

     For continuing operations, the Company's effective tax rate was approximately 38% in 1997. The effective tax rate of 42% for all operations of the Company in 1997 reflects significant taxes attributable to the gain on the sale of discontinued operations.
                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6) Income Taxes, continued
    -------------

     Deferred tax assets and liabilities included the following at December 31 (in thousands):

                                                       1999            1998
                                                       ----            ----
Assets:
       Inventories                                    $ 1,064         $ 1,098
       Plant and equipment                                355             126
       Vacation pay and other compensation                886             892
       Pension expense                                    776             785
       Stock awards                                     1,411           1,247
       Accrued liabilities                              4,387           5,186
       Net operating losses                             4,483           4,774
       Capital losses carryover                         6,582           6,582
       Other                                              227             100
                                                      -------         -------
              Total deferred tax assets                20,171          20,790
              Valuation allowance                      (6,582)         (6,582)
                                                      -------         -------
              Net deferred tax assets                  13,589          14,208

Liabilities:
       Deferred taxes on foreign operations             2,600             --
       Other                                              123              23
                                                      -------         -------
              Total deferred tax liabilities            2,723              23
                                                      -------         -------
              Net deferred tax assets                  10,866          14,185
              Less current deferred tax assets          2,251           4,889
                                                      -------         -------
              Long-term deferred income taxes         $ 8,615         $ 9,296
                                                      =======         =======

Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $235.3 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 1999. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. It is not practical to estimate the amount of unrecognized deferred taxes on these undistributed earnings. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings may be remitted.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(7) Commitments and Contingencies
    -----------------------------

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense amounts for the years ended December 31, 1999, 1998 and 1997 were $5.4 million, $4.5 million and $3.6 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 1999 were as follows (in thousands):

              Year ending
              December 31
              -----------
                  2000                     $ 6,102
                  2001                       4,964
                  2002                       3,784
                  2003                       3,357
                  2004                       2,820
               Thereafter                    4,405
                                           -------
                                           $25,432
                                           =======

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, as a result of the acquisition of GTI, the Company is involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a facility in Leesburg, Indiana. The Company anticipates making additional environmental expenditures in future years to continue its environmental studies and analysis. Upon mutual agreement with a certain state agency, the Company will implement a remediation plan. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

     The Company is also subject to various lawsuits, claims and proceedings which arise in the ordinary course of its business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on its financial results.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8) Shareholders' Equity
    --------------------

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

     The retained earnings of the Company at December 31, 1999 include approximately $7.2 million which has been restricted in accordance with the laws of the People's Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiaries in the PRC, may not be available for distribution to the U.S. parent company or its shareholders but is not required to be held in cash.

     The Company has a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with the Company's common shares. However, after a person or group has acquired 15% or more of the common shares, the Rights will become exercisable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of the common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $135, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of the common shares, the Company is acquired in a merger or other business combination transaction, or 50% or more of its consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by the Company at a price of $.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.

     Effective September 1, 1999 and subject to shareholder approval, the Company adopted a qualified, non-compensatory employee stock purchase plan to provide substantially all U.S. employees an opportunity to purchase common stock of the Company. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are generally 24 and six months in duration, respectively. In connection with this stock purchase plan, 500,000 shares of common stock are reserved for issuance under the plan. In 1999, employees purchased approximately 30,000 shares.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8) Shareholders' Equity, continued
    ---------------------

     As permitted by the provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the Company's employee stock purchase plan. If compensation cost for the Company's employee stock purchase plan had been determined based on the fair value as required by FAS 123, the Company's pro forma net income and earnings per basic and diluted share for 1999 would have been $43.9 million, $2.74 and $2.70, respectively.

(9) Earnings Per Share
    ------------------

     Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the year. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were approximately 36,000 in 1999 and 1998 and 44,000 in 1997. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                     1999         1998         1997
                                     ----         ----         ----
Net income                        $44,312      $33,309      $40,846
Basic earnings per share:
    Shares                         16,046       15,981       16,093
    Per share amount                $2.76        $2.08        $2.54

Diluted earnings per share:
    Shares                         16,246       16,203       16,137
    Per share amount                $2.73        $2.06        $2.53

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans
     ----------------------

     The Company and certain of its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. During 1999, a non-U.S. defined benefit pension plan was terminated.

     Pension expense (benefit) was as follows (in thousands):

                                                     1999       1998     1997
                                                     ----       ----     ----
Principal defined benefit plans                     $(982)     $(176)    $420
Multi-employer and other employee benefit plans       295        206       40
                                                    -----      -----     ----
                                                    $(687)     $  30     $460
                                                    =====      =====     ====

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                    1999        1998     1997
                                                    ----        ----     ----
Service cost - benefits earned during the
  period                                           $1,180     $1,093   $1,172
Interest cost on projected benefit obligation       1,399      1,376    1,332
Expected actual return on plan assets              (2,256)    (2,290)  (1,927)
Curtailment gain                                     (664)        --       --
Net amortization                                     (641)      (355)    (157)
                                                   ------     ------   ------
         Net periodic pension cost                 $ (982)    $ (176)  $  420
                                                   ======     ======   ======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued
     -----------------------

The financial status of the principal defined benefit plans at December 31, 1999 and 1998, was as follows (in thousands):

                                                           1999         1998
                                                           ----         ----
Change in benefit obligation:

     Benefit obligation at beginning of year              $20,910      $20,486

         Service cost                                       1,180        1,093
         Interest cost                                      1,399        1,376
         Actuarial gain                                      (880)        (984)
         Plan termination                                    (900)         --
         Benefits paid                                       (720)      (1,061)
                                                          -------      -------
     Benefit obligation at end of year                     20,989       20,910

Change in plan assets:

     Fair value of plan assets at beginning of year        25,951       26,379

         Actual return on plan assets                       3,189          620
         Employer contributions                                --           13
         Plan termination                                  (1,872)          --
         Benefits paid                                       (720)      (1,061)
                                                          -------      -------
     Fair value of plan assets at end of year              26,548       25,951
                                                          -------      -------

     Funded status                                          5,559        5,041
     Unrecognized:
         Net gains                                         (9,496)      (8,124)
         Prior service cost                                   654          728
         Net transition obligation                             17           21
                                                          -------      -------
Accrued pension costs at December 31                      $(3,266)     $(2,334)
                                                          =======      =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued
     -----------------------

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 1999 and 1998 were as follows:

            Discount rate                                         7.3%
            Annual compensation increases                         4.8%
            Expected long-term rates of return on plan assets     9.0%

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributed a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. Beginning September 1, 1999, the Company increased its contribution amount to a matching amount equal to $1.00 for each $1.00 of the participants contribution not in excess of 3% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $681,000, $586,000 and $524,000 in 1999, 1998 and 1997, respectively.

     The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(11) Stock-Based Compensation
     ------------------------

     The Company has an incentive compensation plan for employees of the Company and its subsidiaries. One component of this plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:

                                                                 Available to
                                                                  be granted
                                                                  ----------
Shares authorized                                                 1,200,000
Awarded during years prior to 1999, net of cancellations           (902,055)
                                                                  ---------
Balance at December 31, 1998                                        297,945
Awarded during 1999, net of cancellations                           (60,526)
                                                                  ---------
Balance available at December 31, 1999                              237,419
                                                                  =========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued
     -------------------------

     During the years ended December 31, 1999, 1998 and 1997 the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $1,683,000, $1,210,000 and $1,037,000, respectively. Shares are held by the Company until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. Amounts charged to expense as a result of the incentive compensation plan and related expenses were $2,327,000 in 1999, $1,186,000 in 1998 and $912,000 in
1997.

     The Company also has a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist the Company in attracting and retaining highly qualified persons to serve on the Company's Board of Directors. Under the terms of the plan, 30,000 shares of the Company's common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors. In 1999 and 1998, 5,424 and 2,896 shares, respectively, (including those deferred at the directors' election) were issued under the plan.

     In connection with the 1995 acquisition of Pulse Engineering, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. At December 31, 1999, approximately 43,000 options remained outstanding. No additional options are expected to be granted under the assumed plans.

     The Company has not issued any stock options to employees, except for those options assumed in connection with the acquisition of Pulse. The fair value of those options was included in the purchase price of the acquisition, and, accordingly, is amortized as part of the goodwill associated with the acquisition. The options have no additional impact on the earnings of the Company under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(12) Supplementary Information
     -------------------------

     The following amounts were charged directly to costs and expenses (in thousands, for continuing operations):

                                                   1999        1998        1997
                                                   ----        ----        ----
           Depreciation                          $15,678     $13,933     $11,874
           Amortization of intangible assets       3,733       2,347       1,379
           Advertising                               780         799       1,510
           Repairs and maintenance                 6,480       6,472       5,868
           Bad debt expense                          116         632         328

      Cash payments made (in thousands,
        for all operations):

           Income taxes                          $17,604     $11,813     $13,668
           Interest                                3,528       3,344       2,353

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
                                                                        ========

(13) Segment Information
     -------------------

     The "Business Segment Financial Information" and "Geographic Information" sections on pages 5 through 7 of this Form 10-K are integral parts of the Company's consolidated financial statements.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(14) Quarterly Financial Data (Unaudited)
     -----------------------------------

     Quarterly results of operations (unaudited) for 1999 and 1998 are summarized as follows (in thousands, except per share data):

                                                   Quarter Ended
                                                   -------------
                                     Apr. 2      July 2      Oct. 1      Dec. 31
                                     ------      ------      ------      -------
1999:
       Net sales                   $125,230    $127,857    $137,032     $140,317
       Gross profit                  38,139      40,028      44,052       49,664
       Net earnings                   8,736      10,275      12,218       13,083
       Net earnings per share:
            Basic                       .55         .64         .76          .81
            Diluted                     .54         .63         .75          .80

                                    Mar. 31     June 30    Sept. 30      Dec. 31
                                    -------     -------    --------      -------
1998:
       Net sales                   $110,748    $104,888    $113,349     $119,554
       Gross profit                  36,142      33,159      34,946       37,996
       Net earnings                   9,378       8,413       7,442        8,076
       Net earnings per share:
            Basic                       .58         .53         .47          .51
            Diluted                     .58         .52         .46          .50

                                   Technitrol, Inc. and Subsidiaries

                                    Financial Statement Schedule II

                                   Valuation and Qualifying Accounts

                                       (In thousands of dollars)


                                                                 Additions (Deductions)
                                                        -------------------------------------------
                                                         Charged to
                                           Balance        costs and   Write-offs and                     Balance
Description                               January 1        expenses      payments       Other (1)      December 31
-----------                               ---------        --------      --------       ---------      -----------
Year ended December 31, 1999:
Reserve for obsolete and slow-moving
    inventory                              $17,134          $4,483       $(15,334)       $    --         $ 6,283
                                           =======          ======       ========        =======         =======
Reserve for doubtful accounts              $   819          $  116       $    (53)       $    --         $   882
                                           =======          ======       ========        =======         =======


Year ended December 31, 1998:
Reserve for obsolete and slow-moving
    inventory                              $ 3,720          $3,541       $ (4,280)       $14,153         $17,134
                                           =======          ======       ========        =======         =======
Reserve for doubtful accounts              $   202          $  632       $   (416)       $   401         $   819
                                           =======          ======       ========        =======         =======


Year ended December 31, 1997:
Reserve for obsolete and slow-moving
    inventory                              $ 4,671          $6,536       $ (7,487)       $    --         $ 3,720
                                           =======          ======       ========        =======         =======
Reserve for doubtful accounts              $    --          $  328       $   (126)       $    --         $   202
                                           =======          ======       ========        =======         =======

(1) Primarily relates to acquisitions

                                  Exhibit Index

DOCUMENT
--------

 3. (a) Articles of Incorporation                         Incorporated by reference to Form 8-A/A dated April 10,
                                                              1998

    (b) By-laws                                          Incorporated by reference to Form 10-Q for the quarter
                                                              ended July 2, 1999

 4. Instruments defining rights of security holders       Incorporated by reference to Form 10-Q for the quarter
                                                              ended July 2, 1999, and to Form 8-A/A dated
                                                              April 10, 1998

21. Subsidiaries of Registrant                            Page 60

23. Consent of Certified Public Accountants               Page 61

27. Financial Data Schedule                               Electronic Filing Only
