Form 10-Q
period 2000-03-31
TECHNITROL INC
filed 2000-05-11
CIK 96763

Exhibit Index
                                                                  is on page 24

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000, or

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


Common Stock - Shares Outstanding as of April 28, 2000:       16,370,430

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999
                                  In thousands

                                                        March 31,      Dec. 31,
                                                           2000          1999
                                                        ---------     ---------
         Assets                                        (unaudited)
         ------

Current assets:
     Cash and cash equivalents                          $  94,186     $  88,161
     Trade receivables                                     91,764        77,514
     Inventories                                           66,368        65,101
     Prepaid expenses and other current assets             10,349         8,512
                                                        ---------     ---------
           Total current assets                           262,667       239,288

Property, plant and equipment                             155,504       150,926
     Less accumulated depreciation                         72,753        68,204
                                                        ---------     ---------
           Net property, plant and equipment               82,751        82,722
Deferred income taxes                                      10,665         8,615
Excess of cost over net assets acquired, net               46,865        48,666
Other assets                                                1,931         1,948
                                                        ---------     ---------
                                                        $ 404,879     $ 381,239
                                                        =========     =========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt             $     160     $     167
     Accounts payable                                      28,532        26,186
     Accrued expenses                                      78,750        71,084
                                                        ---------     ---------
           Total current liabilities                      107,442        97,437

Long-term liabilities:
     Long-term debt, excluding current installments        52,186        60,329
     Other long-term liabilities                           11,581         7,838

Shareholders' equity:
     Common stock and additional paid-in capital           53,841        48,263
     Retained earnings                                    187,006       171,278
     Other                                                 (7,177)       (3,906)
                                                        ---------     ---------
           Total shareholders' equity                     233,670       215,635
                                                        ---------     ---------
                                                        $ 404,879     $ 381,239
                                                        =========     =========


[FN]

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)
                       In thousands, except per share data

                                                              Quarter Ended
                                                         March 31,      April 2,
                                                           2000           1999
                                                           ----           ----

Net sales                                                $ 152,693     $ 125,230

Costs and expenses applicable to sales
     Cost of goods sold                                     98,552        87,091
     Selling, general and administrative expenses           31,018        25,330
     Restructuring and other non-recurring items, net        3,305            --
                                                         ---------     ---------

         Total costs and expenses applicable to sales      132,875       112,421
                                                         ---------     ---------

Operating profit                                            19,818        12,809

Other income (expense)
     Interest, net                                             (25)         (699)
     Other                                                      37          (342)
                                                         ---------     ---------

         Total other income (expense)                           12        (1,041)
                                                         ---------     ---------

Earnings before taxes                                       19,830        11,768

Income taxes                                                 2,998         3,032
                                                         ---------     ---------

Net earnings                                             $  16,832     $   8,736
                                                         =========     =========

Net earnings per share:
     Basic                                               $    1.05     $     .55
     Diluted                                             $    1.03     $     .54

Dividends declared per share                             $   .0675     $     .06


[FN]

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                 Quarter Ended March 31, 2000 and April 2, 1999

                                   (Unaudited)
                                  In thousands

                                                               March 31,  April 2,
                                                                 2000       1999
                                                               --------   --------
Cash flows from operating activities:
Net earnings                                                   $ 16,832   $  8,736
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                5,664      3,943
     Changes in assets and liabilities:
       Accounts payable and accrued expenses                     11,479     (5,919)
       Trade receivables                                        (16,102)    (2,922)
       Inventories                                               (2,188)    (1,286)
     Other, net                                                   2,529        966
                                                               --------   --------
         Net cash provided by operating activities               18,214      3,518
                                                               --------   --------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                          (1,633)      (787)
     Capital expenditures                                        (5,356)    (3,845)
     Proceeds from sale of property, plant and equipment            120         --
                                                               --------   --------
         Net cash used in investing activities                   (6,869)    (4,632)
                                                               --------   --------

Cash flows from financing activities:
     Dividends paid                                              (1,098)      (973)
     Proceeds of long-term borrowings                             2,386      9,073
     Principal payments of long-term debt                        (8,019)   (15,123)
     Sale of stock through employee stock purchase plan           1,628         --
     Exercise of stock options                                        7         --
                                                               --------   --------
         Net cash used in financing activities                   (5,096)    (7,023)
                                                               --------   --------

Net effect of exchange rate changes on cash                        (224)      (142)
                                                               --------   --------

Net increase (decrease) in cash and cash equivalents              6,025     (8,279)

Cash and cash equivalents at beginning of year                   88,161     50,563
                                                               --------   --------

Cash and cash equivalents at March 31, 2000 and April 2,
     1999                                                      $ 94,186   $ 42,284
                                                               ========   ========

[FN]

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                                 March 31, 2000

                                   (Unaudited)
                       In thousands, except per share data



                                                                                  Other
                                                                         ---------------------
                                                                                     Accumu-
                                          Common stock and                         lated other
                                           paid-in capital               Deferred    compre-     Compre-
                                          ----------------   Retained     compen-    hensive     hensive
                                          Shares    Amount   earnings     sation     income      income
                                          ------    ------   --------     ------     ------      ------


Balance at January 1, 2000                16,266  $ 48,263  $ 171,278   $ (2,401)  $ (1,505)

Stock options, awards and related
    compensation                              51     3,537                (2,829)
Tax benefit of stock compensation                      413
Stock issued under employee stock
    purchase plan                             53     1,628
Currency translation adjustments                                                       (442)     $   (442)
Net earnings                                                   16,832                              16,832
                                                                                                 --------
Comprehensive income                                                                             $ 16,390
                                                                                                 ========
Dividends declared ($.0675 per share)                          (1,104)
                                         -------  --------  ---------   --------   --------
Balance at March 31, 2000                 16,370  $ 53,841  $ 187,006   $ (5,230)  $ (1,947)
                                         =======  ========  =========   ========   ========


[FN]

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)      Accounting Policies
         -------------------

         For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 31, 1999.

         The results for the quarter ended March 31, 2000 and April 2, 1999, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of annual results.

(2)      Acquisitions
         ------------

         Tool and Die  facility  in Estonia  from AMP:  In January of 2000, the
         --------------------------------------------
Company completed the acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia, from AMP, a division of Tyco Electronics Corporation. The purchase price was not material to the Company's consolidated financial position. The results of operating these assets in 2000 are included within the Metallurgical Components Segment ("MCS") results.

         MEC Betras  Italia S.r.l.  ("MEC  Betras"):  On December 22, 1999, the
         ------------------------------------------
Company acquired the operating assets of MEC Betras. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. The purchase price of MEC Betras' assets was not material to the Company's consolidated financial position.

         Tianjin  Electrical Metal Works: In November 1999, the Company acquired
         -------------------------------
the assets of an electrical contacts business based in Tianjin, the People's Republic of China. The purchase price was not material to the Company's consolidated financial position.

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring and Other Non-recurring Items
         -------------------------------------------

         During the first quarter of 2000, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing in the MCS's European operations. Employee termination and related costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The Company will provide severance and related payments to approximately 120 employees. Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees include both direct and indirect personnel, and are primarily located at the Company's facility in Pforzheim, Germany. A charge of $5.5 million is included in the line titled "Restructuring and other non-recurring items" in the consolidated statements of earnings. Approximately $4.6 million of this amount relates to employee termination costs and $.9 million relates to the impairment of certain assets within the MCS. Partially offsetting these amounts was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $.8 million gain related to a business interruption insurance settlement. As of March 31, 2000, no employee termination payments have been made under the restructuring plan. It is anticipated that the majority of the plan will be completed during 2000.

(4)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                     March 31,   December 31,
                                        2000          1999
                                        ----          ----
Finished goods                        $20,978       $21,916
Work in process                        13,880        13,624
Raw materials and supplies             31,510        29,561
                                      -------       -------
                                      $66,368       $65,101
                                      =======       =======

                        Technitrol, Inc. and Subsidiaries

(5)      Derivatives and Other Financial Instruments
         -------------------------------------------

         The Company utilizes derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

         At March 31, 2000, the Company had one forward contract outstanding to purchase 300,000 British pounds sterling. The term of the contract was less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 37,000 and 34,000 for the three months ended March 31, 2000 and April 2, 1999, respectively. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)      Earnings Per Share, continued
         ------------------

                                                                   Quarter Ended
                                                                March 31,    April 2,
                                                                  2000        1999
                                                                  ----        ----
Net earnings                                                    $16,832     $ 8,736
     Basic earnings per share:
         Shares                                                  16,100      16,000
         Per share amount                                       $  1.05     $   .55
     Diluted earnings per share:
         Shares                                                  16,311      16,210
         Per share amount                                       $  1.03     $   .54


(7)      Business Segment Information
         ----------------------------

         For the quarters ended March 31, 2000 and April 2, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There has not been a material change in segment assets from December 31, 1999 to March 31, 2000. In addition, the basis for determining segment financial information has not changed from 1999. Specific segment data are as follows:


                                                                    Quarter Ended
                                                                 March 31,     April 2,
                                                                   2000          1999
                                                                   ----          ----
Net sales:
     Electronic Components                                      $  92,529    $  67,754
     Metallurgical Components                                      60,164       57,476
                                                                ---------    ---------
         Total                                                  $ 152,693    $ 125,230
                                                                =========    =========

Earnings before income taxes:
     Electronic Components                                      $  20,182    $   8,889
     Metallurgical Components                                       2,941        3,920
     Metallurgical Components Segment
        restructuring and other non-recurring
        items                                                      (3,305)          --
                                                                ---------    ---------
         Operating profit                                          19,818       12,809
     Other income (expense), net                                       12       (1,041)
                                                                ---------    ---------
     Earnings before income taxes                               $  19,830    $  11,768
                                                                =========    =========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Please refer to pages 19 through 22 of this report for a description of "forward-looking statements" and factors that may affect future results.

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

     o GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, on November 16, 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunication and power-conversion products. Their manufacturing facilities were located in the People's Republic of China and the Philippines. We closed Valor's Philippine facility and have completed the consolidation of Valor's PRC facility into our facilities in the PRC.

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

     During the fourth quarter of 1999, we made two acquisitions and substantially completed a third. In November of 1999, we acquired the operating assets of the Tianjin Electrical Metal Works electrical contacts business based in Tianjin, PRC. On December 22, 1999, we acquired the operating assets of MEC Betras Italia S.r.l. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. In January of 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia. These most recent acquisitions provide the MCS with additional lower-cost operating locations and an enhanced market presence in key areas of the business.

     In 1999, the MCS manufactured in the United States, Germany, Spain, Puerto Rico and Mexico. We began manufacturing metallurgical products in Italy, the PRC and Estonia during the first quarter of 2000.

     As part of our strategic review of the MCS operations, we recorded employee termination and related expenses in the first quarter of 2000. For a further description of these charges, see the "Results of Operations" section of this report.

Liquidity and Capital Resources

     Working capital at March 31, 2000 was $155.2 million compared to $141.9 million at December 31, 1999, an increase of $13.3 million. Cash on hand increased approximately $6.0 million from December 31, 1999 while debt outstanding decreased approximately $8.2 million. The operating results generated by the ECS for the first quarter of 2000 were the primary cause for these positive changes in our working capital, cash on hand and outstanding debt since December 31, 1999.

     We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

     Cash Flows from Operating Activities

     Cash provided by operating activities for the quarter ended March 31, 2000 was $18.2 million. Net earnings, adjusted for non-cash depreciation and amortization charges, and increases in accounts payables and accrued expenses were only partially offset by increases in current assets. These changes were the result of our business growth, particularly in the ECS, during the first quarter of 2000. In addition, accrued expenses increased as a result of employee termination and related accruals for the MCS. See our discussion of these items in the "Results from Operations" section of this report.

     Cash Flows from Investing Activities

     Cash used by investing activities was $6.9 million during the first quarter of 2000. Approximately $5.4 million of cash was used for capital expenditures. The remaining balance of approximately $1.5 million represents primarily the cash used to acquire the MCS tool and die facility in Estonia and transaction expenses paid in 2000 for 1999 acquisitions.

     We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures. Additionally, we may acquire other businesses or product lines to expand our breadth and scope of operations.

     With the exception of approximately $7.2 million of retained earnings in the PRC which are restricted in accordance with PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

     Cash Flows from Financing Activities

     We used cash of approximately $5.1 million for financing activities in the first quarter of 2000. We repaid approximately $5.6 million, net of additional borrowings, of debt during the quarter ended March 31, 2000. At March 31, 2000, we had approximately $158.4 million of unused lines of credit from banks.

     During the first quarter of 2000, we paid dividends of approximately $1.1 million. We expect to continue paying quarterly dividends for the foreseeable future. We received proceeds of $1.6 million from the sale of stock through our employee stock purchase plan.

     Foreign Currency Effects

     During the first quarter of 2000, the Euro devalued approximately 5% relative to the U.S. dollar. As a result, we incurred foreign currency losses in our ECS European operations during the first quarter of 2000, as Euro denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. Foreign currency losses recorded in the first quarter of 2000 were less than those recorded in the first quarter of 1999. As a result of the downward valuation of the Euro, we also experienced a negative translation adjustment to equity because our investment in the MCS's European operations is worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity.

     We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because AMI Doduco's European sales are denominated primarily in the Euro. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales may be offset by the impact on its expenses, most of which are also denominated in Euros.

     In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At March 31, 2000, we had one forward exchange contract outstanding. The contract was short-term in duration and immaterial to our financial position. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts.

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

Results of Operations

     The results of operations for each of our segments for the quarters ending March 31, 2000 and April 2, 1999 are as follows. Amounts are in thousands:


                                                             Quarter Ended
                                                        March 31,     April 2,
                                                          2000          1999
                                                        ---------    ---------
Net sales:
     Electronic Components                              $  92,529    $  67,754
     Metallurgical Components                              60,164       57,476
                                                        ---------    ---------
         Total                                          $ 152,693    $ 125,230
                                                        =========    =========

Earnings before income taxes:
     Electronic Components                              $  20,182    $   8,889
     Metallurgical Components                               2,941        3,920
     Metallurgical Components Segment
       restructuring and other non-recurring
       items                                               (3,305)          --
                                                        ---------    ---------
         Operating profit                                  19,818       12,809
     Other income (expense), net                               12       (1,041)
                                                        ---------    ---------
     Earnings before income taxes                       $  19,830    $  11,768
                                                        =========    =========


     Revenues

     Net sales for the first quarter of 2000 increased approximately $27.5 million, or 21.9%, from the comparable period in 1999. Our sales growth was attributable primarily to our ECS operations.

     ECS revenues increased $24.8 million, or 36.6%, from the first quarter of 1999. Growth was achieved across all of ECS's primary product categories - local area/wide area network, Internet connectivity, telecommunications and power-conversion. As orders exceeded shipments in the first quarter, we expect the ECS sales growth to continue during the near-term. Our backlog, though a less-reliable predictor of short-term business volume than it once was, increased 50% since the beginning of the first quarter.

     Sales within the MCS during the quarter ended March 31, 2000 increased
$2.7 million, in spite of a Euro to U.S. dollar exchange rate that was approximately 12% weaker than in the first quarter of 1999. Excluding the impact of the Euro to dollar exchange rate differential, sales within the MCS would have increased approximately $7.7 million. Units shipped increased along most product lines and geographic areas. The recovery in European markets that began to appear in the latter part of 1999 continued through the first quarter of 2000, while the North American markets remained strong.

     Cost of Sales

     Our consolidated gross margin for the quarter ended March 31, 2000 was 35.5% compared to 30.5% for the first quarter of 1999. Although the gross margin for the MCS increased slightly from the prior year, the consolidated margin improvement is primarily due to the ECS. The ECS margin benefited from higher volumes as well as a more favorable sales mix when compared to the first quarter of 1999. The sales mix in the first quarter of 2000 included new products for a variety of telecommunications applications such as digital subscriber line access and for local area network telephony. Local area networking telephony is also referred to as voice-over-Internet. The increase in the MCS gross margin is also due to higher volumes as well as contributions from the MEC Betras acquisition.

     Operating Expenses

     Excluding restructuring and other non-recurring items, total selling, general and administrative expenses for the first quarter of 2000 were $31.0 million, or 20.3% of sales, compared to $25.3 million, or 20.2% of sales, in the comparable 1999 period. The increase in selling, general and administrative expenses in dollars is due to costs associated with higher sales volume; incentive awards primarily for strong ECS operating results and a higher common stock price for expenses related to our restricted stock plan; and enterprise resource planning optimization related costs within the MCS. We refer to enterprise resource planning as ERP. These ERP costs include the depreciation charges associated with operating the system and expenses incurred within the MCS to optimize the use of the system. Operating margins improved for the ECS as the segment met record demand while keeping operating costs at or below budgeted levels. The MCS operating margin on a basis comparable to the first quarter of 1999 also improved but was negatively affected by the ERP related costs noted above as well as start-up losses associated with the operations in the PRC and Estonia.

     Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the quarter ended March 31, 2000, RD&E expenses were $3.8 million, or 4.1% of ECS sales, for the ECS and $1.2 million, or 2.0% of MCS sales, for the MCS. For the comparable period in 1999, the amounts were $3.5 million, or 5.2% of ECS sales, for the ECS and $1.6 million, or 2.7% of MCS sales, for the MCS. The decreases in RD&E as a percentage of sales are primarily attributable to the increase in sales. Neither segment plans any significant increase or reduction in RD&E efforts in the near term.

     Restructuring and other non-recurring items of approximately $3.3 million, net, relate to the MCS. As a result of a strategic review, our European managers felt that the operations in Europe needed realignment to maximize market opportunities and reduce costs. We call this strategic effort "Strategy 2000". Strategy 2000 will reduce our MCS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Strategy 2000 will also facilitate relocation of high-volume, repetitive production to lower-cost locations, aggressively continue our drive toward continuous process improvement, and accelerate the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided approximately $4.6 million for employee severance and related payments. In addition, we recorded approximately $.9 million of charges related to the impairment of certain assets within the MCS. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $.8 million gain related to an insurance settlement. Both of these items relate to the MCS.

     Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. It is anticipated that the majority of the employee related severance matters related to Strategy 2000 will be completed by September 30, 2000. The ultimate net savings will begin later in the current year. However, we will not realize the full benefit of the program until the completion of the early retirement aspect of the program. The 44 people in the early retirement program will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and, to a lesser extent, general and administrative expenses.

     Interest

     Interest income and interest expense were essentially equal during the first quarter of 2000. Net interest expense for the comparable period in 1999 was approximately $.7 million. The decrease in net interest expense is due to higher cash levels and lower debt levels in the 2000 period.

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

     Income taxes

     Our effective income tax rate during the first quarter of 2000 was 15.1% compared to 25.8% in the first quarter of 1999. The substantial decrease in our effective tax rate resulted from the impact of the Strategy 2000 charge against income in high-tax European jurisdictions and proportionately higher income in lower-tax jurisdictions. Excluding the impact of the Strategy 2000 charge and other non-recurring items, our effective tax rate for the first quarter of 2000 would have been approximately 20.1%.

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

     We have developed plans to ensure, to the extent possible, the Euro will not negatively impact our operations. On a company-wide basis, those efforts have been coordinated by the corporate Treasurer and have included internal personnel as well as external consultants. The ECS is continuously evaluating the impact of the Euro on the operations located in Europe. The MCS is in the renovation and implementation stages of addressing Euro conversion related system issues for its European operations.

     The failure to correct a material Euro conversion issue could result in an interruption in, or failure of, certain normal business activities. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the conversion to the Euro, we are unable to determine at this time whether the consequences of Euro conversion failures will have a material impact on the company's results of operations, liquidity or financial condition. During 1999 and thus far in 2000, we have not encountered any material Euro conversion problems.

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

We May Receive Lower Prices for Our Products.

     Both the MCS and the ECS operate in businesses characterized by continually declining average selling prices on existing products. Future prices for our products may decrease from historical levels, depending on competition and other factors, and we may not be able to bring our manufacturing costs down proportionately or continue to introduce new products, each of which is necessary to maintain profitability.

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

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

     If we cannot obtain sufficient quantities of raw materials, including precious metals used by the MCS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of precious metal on page 18 of this report.

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

     o information technology issues related to our computer systems or the computer systems of our suppliers or customers; and

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

     There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 1999.

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

             (b) Reports On Form 8-K                                      None

                                  Exhibit Index

Document
--------

   3.(i)     Articles of Incorporation     Incorporated by reference to Form
                                                8-A/A dated April 10, 1998

    (ii)     By-laws                       Incorporated by reference from Form
                                                10-Q for the quarter ended
                                                July 2, 1999

   4.        Instruments defining rights   Incorporated by reference from Form
                 of security holders            10-Q for the quarter ended
                                                July 2, 1999, and to 8-A/A dated
                                                April 10, 1998

  27.        Financial Data Schedule       Electronic Filing Only

-------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Technitrol, Inc.
                         -----------------------------------------------------
                         (Registrant)



  May 9, 2000          /s/Albert Thorp, III
---------------------    -----------------------------------------------------
     (Date)              Albert Thorp, III
                         Vice President - Finance and
                         Chief Financial Officer
                        (Principal Financial Officer)


  May 9, 2000          /s/Drew A. Moyer
---------------------    -----------------------------------------------------
     (Date)              Drew A. Moyer
                         Corporate Controller and Secretary
                        (Principal Accounting Officer)