Form 10-Q
period 2000-06-30
TECHNITROL INC
filed 2000-08-07
CIK 96763

Exhibit Index
                                                                  is on page 24

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000, or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

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


Common Stock - Shares Outstanding as of July 28, 2000:        16,384,780





















                                       1 of 25

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999
                                  In thousands



                                                          June 30,    Dec. 31,
                                                            2000        1999
                                                          --------    --------
         Assets
         ------
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                           $ 108,827    $  88,161
     Trade receivables                                     101,714       77,514
     Inventories                                            69,162       65,101
     Prepaid expenses and other current assets              10,475        8,512
                                                         ---------    ---------
           Total current assets                            290,178      239,288

Property, plant and equipment                              160,876      150,926
     Less accumulated depreciation                          74,939       68,204
                                                         ---------    ---------
           Net property, plant and equipment                85,937       82,722
Deferred income taxes                                       10,338        8,615
Excess of cost over net assets acquired, net                45,910       48,666
Other assets                                                 1,803        1,948
                                                         ---------    ---------
                                                         $ 434,166    $ 381,239
                                                         =========    =========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt              $     132    $     167
     Accounts payable                                       31,499       26,186
     Accrued expenses                                       85,820       71,084
                                                         ---------    ---------
           Total current liabilities                       117,451       97,437

Long-term liabilities:
     Long-term debt, excluding current installments         46,517       60,329
     Other long-term liabilities                            11,477        7,838

Shareholders' equity:
     Common stock and additional paid-in capital            56,221       48,263
     Retained earnings                                     210,784      171,278
     Other                                                  (8,285)      (3,906)
                                                         ---------    ---------
           Total shareholders' equity                      258,720      215,635
                                                         ---------    ---------
                                                         $ 434,166    $ 381,239
                                                         =========    =========

[FN]

   See accompanying Notes to Unaudited Consolidated Financial Statements.




                                       2 of 25

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)

                       In thousands, except per share data



                                                     Three Months Ended           Six Months Ended
                                                    June 30,     July 2,         June 30,     July 2,
                                                      2000        1999             2000        1999
                                                      ----        ----             ----        ----

Net sales                                          $ 163,186   $ 127,857        $ 315,879   $ 253,087

Costs and expenses applicable to sales:

    Cost of goods sold                               100,644      87,829          199,196     174,920
    Selling, general and administrative expenses      32,252      26,159           63,270      51,489
    Restructuring and other non-recurring items         --          --              3,305        --
                                                   ---------   ---------        ---------   ---------
         Total costs and expenses applicable to
             sales                                   132,896     113,988          265,771     226,409
                                                   ---------   ---------        ---------   ---------

Operating profit                                      30,290      13,869           50,108      26,678

Other income (expense):
     Interest, net                                       546        (480)             521      (1,179)
     Other                                               182          92              219        (250)
                                                   ---------   ---------        ---------   ---------

         Total other income (expense)                    728        (388)             740      (1,429)
                                                   ---------   ---------        ---------   ---------

Earnings before income taxes                          31,018      13,481           50,848      25,249

Income taxes                                           6,134       3,206            9,132       6,238
                                                   ---------   ---------        ---------   ---------

Net earnings                                       $  24,884   $  10,275        $  41,716   $  19,011
                                                   =========   =========        =========   =========

Net earnings per share:
     Basic                                         $    1.54   $     .64        $    2.59   $    1.19
     Diluted                                       $    1.52   $     .63        $    2.55   $    1.17

Dividends declared per share                       $   .0675   $   .0675        $   .1350   $   .1275


[FN]

See accompanying Notes to Unaudited Consolidated Financial Statements.





                                       3 of 25

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                 Six Months Ended June 30, 2000 and July 2, 1999

                                   (Unaudited)

                                  In thousands


                                                                 June 30,        July 2,
                                                                   2000            1999
                                                                   ----            ----
Cash flows from operating activities:
Net earnings                                                    $  41,716      $  19,011
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                 10,996          9,236
     Loss on sale property, plant and equipment                       699          1,050
     Changes in assets and liabilities:
       Accounts payable and accrued expenses                       20,069         (3,841)
       Trade receivables                                          (25,401)       (12,971)
       Inventories                                                 (5,017)         2,435
     Other, net                                                     4,104          1,796
                                                                ---------      ---------
         Net cash provided by operating activities                 47,166         16,716
                                                                ---------      ---------

Cash flows from investing activities:

     Acquisitions, net of cash acquired                            (1,731)          (863)
     Capital expenditures                                         (13,026)        (8,555)
     Proceeds from sale of property, plant and equipment              242            596
                                                                ---------      ---------
         Net cash used in investing activities                    (14,515)        (8,822)
                                                                ---------      ---------

Cash flows from financing activities:

     Dividends paid                                                (2,203)        (1,943)
     Proceeds of long-term borrowings                               9,513         34,080
     Principal payments of long-term debt                         (20,873)       (40,194)
     Sale of stock through employee stock purchase plan             1,628           --
     Proceeds from exercise of stock options                           54           --
                                                                ---------      ---------
         Net cash used in financing activities                    (11,881)        (8,057)
                                                                ---------      ---------

Net effect of exchange rate changes on cash                          (104)          (441)
                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents               20,666           (604)

Cash and cash equivalents at beginning of year                     88,161         50,563
                                                                ---------      ---------

Cash and cash equivalents at June 30, 2000 and July 2, 1999     $ 108,827      $  49,959
                                                                =========      =========

[FN]

See accompanying Notes to Unaudited Consolidated Financial Statements.



                                       4 of 25

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                                  June 30, 2000

                                   (Unaudited)
                       In thousands, except per share data


                                                                                   Other
                                                                          -------------------------
                                          Common stock and                                 Accumu
                                               paid-in                                   lated other
                                               capital                     Deferred       compre-      Compre-
                                         ------------------    Retained     compen-       hensive      hensive
                                         Shares      Amount    earnings      sation        income      income
                                         ------      ------    --------      ------        ------      -------

Balance at January 1, 2000               16,266   $  48,263   $ 171,278   $  (2,401)  $  (1,505)

Stock options, awards and related
    compensation                             66       5,919                  (3,815)
Tax benefit of stock compensation                       411
Stock issued under employee stock
    purchase plan                            53       1,628
Currency translation adjustments                                                           (564)      $   (564)
Net earnings                                                     41,716                                 41,716
                                                                                                      --------
Comprehensive income                                                                                  $ 41,152
                                                                                                      ========
Dividends declared ($.135 per share)                             (2,210)
                                      ---------   ---------   ---------   ---------   ---------
Balance at June 30, 2000                 16,385   $  56,221   $ 210,784   $  (6,216)  $  (2,069)
                                      =========   =========   =========   =========   =========



[FN]
See accompanying Notes to Unaudited Consolidated Financial Statements.
















                                       5 of 25

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

         The results for the quarters ended June 30, 2000 and July 2, 1999, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of annual results.

(2)      Acquisitions
         ------------

         Tool and Die facility in Estonia from AMP: In January of 2000, the
         -----------------------------------------
Company completed the acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia, from AMP, a division of Tyco Electronics Corporation. The purchase price was not material to the Company's consolidated financial position. The results of operating these assets in 2000 are included within the Electrical Contact Products Segment ("ECPS") results, formerly the Metallurgical Components Segment.

         MEC Betras Italia S.r.l. ("MEC Betras"): On December 22, 1999, the
         ---------------------------------------
Company acquired the operating assets of MEC Betras. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. The purchase price of MEC Betras' assets was not material to the Company's consolidated financial position.

         Tianjin Electrical Metal Works: In November 1999, the Company acquired
         ------------------------------
the assets of an electrical contacts business based in Tianjin, the People's Republic of China. The purchase price was not material to the Company's consolidated financial position.












                                       6 of 25

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(3)      Restructuring and Other Non-recurring Items
         -------------------------------------------

         During the first quarter of 2000, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing in the ECPS's European operations. Employee termination and related costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The Company will provide severance and related payments to approximately 120 employees. Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees include both direct and indirect personnel, and are primarily located at the Company's facility in Pforzheim, Germany. A charge of $5.5 million was included in the line titled "Restructuring and other non-recurring items" in the consolidated statements of earnings for the six months ended June 30, 2000. Approximately $4.6 million of this amount relates to employee termination costs and $.9 million relates to the impairment of certain assets within the ECPS. Partially offsetting these amounts was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $.8 million gain related to a business interruption insurance settlement. Approximately $.4 million of severance payments were charged against the restructuring reserve during the second quarter of 2000. A total of 38 people were terminated during the second quarter.

(4)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                                June 30,  December 31,
                                                   2000      1999
                                                 -------   -------
         Finished goods                          $21,431   $21,916
         Work in process                          14,493    13,624
         Raw materials and supplies               33,238    29,561
                                                 -------   -------
                                                 $69,162   $65,101
                                                 =======   =======









                                       7 of 25

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

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

         At June 30, 2000, the Company had four forward contracts, none of which were material to the Company's consolidated financial position. The terms of the contracts were less than 31 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Outstanding restricted stock that includes performance criteria as a vesting requirement is not included for calculating diluted earnings per share unless the criteria have been met and the stock has vested. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 27,000 and 35,000 for the three months ended June 30, 2000 and July 2, 1999, respectively, and 27,000 and 34,000 for the six-month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):



                                     Three Months Ended       Six Months Ended
                                     June 30,    July 2,     June 30,    July 2,
                                      2000        1999         2000       1999
                                      ----        ----         ----       ----
Net earnings                         $24,884     $10,275     $41,716     $19,011
     Basic earnings per share:
         Shares                       16,173      16,051      16,136      16,035
         Per share amount            $  1.54     $   .64     $  2.59     $  1.19
     Diluted earnings per share:
         Shares                       16,362      16,244      16,325      16,227
         Per share amount            $  1.52     $   .63     $  2.55     $  1.17






                                       8 of 25

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(7)      Business Segment Information
         ----------------------------

         For the six months ended June 30, 2000 and July 2, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There has not been a material change in segment assets from December 31, 1999 to June 30, 2000. In addition, the basis for determining segment financial information has not changed from 1999. Specific segment data are as follows:



                                           Three Months Ended        Six Months Ended
                                            June 30,    July 2,     June 30,      July 2,
                                             2000        1999         2000         1999
                                             ----        ----         ----         ----
Net sales:
     Electronic Components                 $104,862   $  72,711    $ 197,391    $ 140,465
     Electrical Contact Products             58,324      55,146      118,488      112,622
                                           --------   ---------    ---------    ---------
         Total                             $163,186   $ 127,857    $ 315,879    $ 253,087
                                           ========   =========    =========    =========

Earnings before income taxes:
     Electronic Components                 $ 26,808   $  11,573    $  46,990    $  20,462
     Electrical Contact Products              3,482       2,296        6,423        6,216
     Electrical Contact Products Segment
       restructuring and other
       non-recurring items                     --          --         (3,305)        --
                                           --------   ---------    ---------    ---------
         Operating profit                    30,290      13,869       50,108       26,678
     Other income (expense), net                728        (388)         740       (1,429)
                                           --------   ---------    ---------    ---------
     Earnings before income taxes          $ 31,018   $  13,481    $  50,848    $  25,249
                                           ========   =========    =========    =========








                                       9 of 25

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

Business Overview

         Technitrol, Inc. is a global manufacturer of electronic components and electrical contact products. We operate two business segments: the Electronic Components Segment and the Electrical Contact Products Segment. We refer to these segments as the ECS and the ECPS.

         Electronic Components Segment

         Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electronic signals. They are used primarily in local area network, Internet connectivity, telecommunication and power-conversion products. We manufacture these products in the United States, France, Malaysia, Thailand, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

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




                                       10 of 25

         Our electronic component businesses operate as a unified business throughout the world. This unified business operates under the Pulse name.

         Electrical Contact Products Segment

         Our Electrical Contact Products Segment manufactures:

          o    electrical contacts and assemblies;

          o    contact materials;

          o    thermostatic bimetals;

          o    clad metal products; and

          o    precision contact subassemblies.

We also provide electroplating and refining services.

         We sell these electrical contact products to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

          o    residential, commercial and industrial circuit breakers;

          o    motor controls;

          o    switches and relays;

          o    wiring devices;

          o    temperature controls;

          o    appliances;

          o    automobiles;

          o    telecommunications products; and

          o    various other electrical products.





                                       11 of 25

         In late 1996, we acquired the assets of Doduco GmbH in Germany and Spain to support our strategy of increasing market share and the international presence of our electrical contact products businesses. This business was then combined with our existing electrical contact products operations in North America. All of our electrical contact products businesses now operate globally under the name AMI Doduco.

         In July of 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facility is located near Mexico City.

         During the fourth quarter of 1999, we made two acquisitions and substantially completed a third. In November of 1999, we acquired the operating assets of the Tianjin Electrical Metal Works electrical contacts business based in Tianjin, PRC. On December 22, 1999, we acquired the operating assets of MEC Betras Italia S.r.l. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts. In January of 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia. These most recent acquisitions provide the ECPS with additional lower-cost operating locations and an enhanced market presence in key areas of the business.

         The ECPS has manufacturing facilities in the United States, Germany, Spain, Puerto Rico, Mexico, Italy, the PRC and Estonia.

         As part of our restructuring of the ECPS operations, we recorded employee termination and related expenses in the first quarter of 2000. For a further description of these charges, see the "Results of Operations" section of this report.

Liquidity and Capital Resources

         Working capital at June 30, 2000 was $172.7 million compared to $141.9 million at December 31, 1999, an increase of $30.8 million. Cash on hand increased approximately $20.7 million from December 31, 1999 while debt outstanding decreased approximately $13.9 million. The operating results generated by the ECS during the first half of 2000 were the primary cause for these positive changes in our working capital, cash on hand and outstanding debt since December 31, 1999.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.




                                       12 of 25

         Cash Flows from Operating Activities

         Cash provided by operating activities for the first half of 1999 was $47.2 million. Net earnings, adjusted for non-cash depreciation and amortization charges, and increases in accounts payables and accrued expenses were substantially offset by increases in current assets. These changes were the result of our business growth, particularly in the ECS, during the first half of 2000. In addition, accrued expenses increased as a result of employee termination and related accruals for the ECPS. See our discussion of these items in the "Results from Operations" section of this report.

         Cash Flows from Investing Activities

         Cash used by investing activities was $14.5 million during the first half of 2000. Approximately $13.0 million of cash was used for capital expenditures. The level of capital expenditures has increased during 2000 due to spending on capacity expansion projects. The remaining balance of approximately $1.5 million represents primarily the cash used to acquire the ECPS tool and die facility in Estonia and transaction expenses paid in 2000 for 1999 acquisitions.

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

         Cash Flows from Financing Activities

         We used cash of approximately $11.9 million for financing activities in the first half of 2000. We repaid approximately $11.4 million, net of additional borrowings, of debt during the quarter ended June 30, 2000. At June 30, 2000, we had approximately $164 million of unused lines of credit from banks.






                                       13 of 25

         During the first six months of 2000, we paid dividends of approximately $2.2 million. We expect to continue paying quarterly dividends for the foreseeable future. We received proceeds of $1.6 million from the sale of stock through our employee stock purchase plan.

         Foreign Currency Effects

         Euro currencies were approximately 11% weaker, on average, relative to the U.S. dollar during the second quarter of 2000 than in the second quarter of 1999. As a result, we incurred foreign currency losses in our ECS European operations, as Euro currency denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. Foreign currency losses recorded in the second quarter of 2000 were more than those recorded in the second quarter of 1999. As a result of the downward valuation of Euro currencies, we also experienced a negative translation adjustment to equity because our investment in the ECPS's European operations is worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because ECPS's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on ECPS's European sales may be offset by the impact on its expenses, most of which are also denominated in Euros.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At June 30, 2000, we had four forward exchange contracts outstanding. The contracts were short-term in duration and immaterial to our financial position. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts.

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




                                       14 of 25

Results of Operations

         Our results of operations for the three and six month periods ending June 30, 2000 and July 2, 1999 are as follows. Amounts are in thousands:


                                                   Three Months Ended             Six Months Ended
                                                 June 30,       July 2,        June 30,       July 2,
                                                   2000          1999           2000           1999
                                                   ----          ----           ----           ----
Net sales:
     Electronic Components                       $104,862     $  72,711      $ 197,391      $ 140,465
     Electrical Contact Products                   58,324        55,146        118,488        112,622
                                                 --------     ---------      ---------      ---------
         Total                                   $163,186     $ 127,857      $ 315,879      $ 253,087
                                                 ========     =========      =========      =========

Earnings before income taxes:

     Electronic Components                       $ 26,808     $  11,573      $  46,990      $  20,462
     Electrical Contact Products                    3,482         2,296          6,423          6,216
     Electrical Contact Products Segment
       restructuring and other non-recurring
       items                                         --            --           (3,305)          --
                                                 --------     ---------      ---------      ---------
         Operating profit                          30,290        13,869         50,018         26,678
     Other income (expense), net                      728          (388)           740         (1,429)
                                                 --------     ---------      ---------      ---------
     Earnings before income taxes                $ 31,018     $  13,481      $  50,848      $  25,249
                                                 ========     =========      =========      =========



         Revenues

         Net sales for the second quarter of 2000 increased approximately $35.3 million, or 27.6%, from the comparable period in 1999. Our sales growth was attributable primarily to our ECS operations.

         ECS revenues increased $32.2 million, or 44.2%, from the second quarter of 1999. Growth was achieved due to Pulse's customers demand for broadband access technology, latest generation networking equipment, and feature-rich wireline and wireless connectivity. As orders exceeded shipments in the second quarter, we expect the ECS sales growth to continue during the near term. Our backlog for these product lines, though a less-reliable predictor of short-term business volume than it once was, increased 65% since the beginning of the second quarter.

         Sales within the ECPS during the quarter ended June 30, 2000 increased $3.2 million from the second quarter of 1999, reflecting improved European markets and contributions from AMI Doduco-Italy (formerly MEC Betras Italia, acquired in late 1999). This increase is in spite of a Euro to U.S. dollar exchange rate that was approximately 11% weaker than in the second quarter of 1999. Excluding the impact of the Euro to dollar exchange rate differential, sales within the ECPS would have increased approximately $7.8 million. Units shipped increased along most product lines and geographic areas. The recovery in European markets that began to appear in the latter part of 1999 continued through the second quarter of 2000, while the North American markets remained solid.



                                       15 of 25

         Cost of Sales

         Our consolidated gross margin for the quarter ended June 30, 2000 was 38.3% compared to 31.3% for the second quarter of 1999. Although the gross margin for the ECPS increased slightly from the prior year, the consolidated margin improvement is primarily due to the ECS. The ECS margin benefited from higher volumes as well as a more favorable sales mix when compared to the second quarter of 1999. The sales mix in the second quarter of 2000 included new products for a variety of telecommunications applications such as digital subscriber line access and for local area network telephony. Local area network telephony is also referred to as voice-over-Internet. The increase in the ECPS gross margin is also due to higher volumes as well as contributions from the MEC Betras acquisition.

         Operating Expenses

         Excluding restructuring and other non-recurring items, total selling, general and administrative expenses for the second quarter of 2000 were $32.2 million, or 19.8% of sales, compared to $26.2 million, or 20.5% of sales, in the comparable 1999 period. The increase in selling, general and administrative expenses in dollars is due to costs associated with higher sales volume; incentive awards primarily for strong ECS operating results and a higher common stock price for expenses related to our restricted stock plan. For the six months ended June 30, 2000 enterprise resource planning optimization related costs within the ECPS were $.4 million higher than in the comparable 1999 period. We refer to enterprise resource planning as ERP. These ERP costs include the depreciation charges associated with operating the system and expenses incurred within the ECPS to optimize the use of the system. Operating margins improved for the ECS as the segment met record demand while keeping operating costs at or below budgeted levels. The ECPS operating margin, when reviewed on a basis comparable to the second quarter of 1999, also improved due to improved cost controls and the segment's Strategy 2000 work force reduction and process improvement initiatives.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three and six months ended June 30, 2000 and July 2, 1999, RD&E by segment was as follows:


                                        Three Months Ended     Six Months Ended
                                        June 30,    July 2,   June 30,   July 2,
                                          2000       1999       2000      1999
                                          ----       ----       ----      ----
RD&E:

Electronic Components                    $3,735     $3,545     $7,495     $7,074
% of Segment Sales                        3.6 %      4.9 %      3.8 %      5.0 %

Electrical Contact Products              $1,122     $1,434     $2,327     $2,984
% of Segment Sales                        1.9 %      2.6 %      2.0 %      2.7 %


Neither segment plans any significant reduction in RD&E efforts in the near-term.




                                       16 of 25

         Restructuring and other non-recurring items of approximately $3.3 million, net, relate to the ECPS. As a result of a strategic review, our European managers felt that the operations in Europe needed realignment to maximize market opportunities and reduce costs. We call this strategic effort "Strategy 2000". Strategy 2000 will reduce our ECPS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Strategy 2000 also calls for relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided approximately $4.6 million for employee severance and related payments. In addition, we recorded approximately $0.9 million of charges related to the impairment of certain assets within the ECPS. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. Both of these items also relate to the ECPS.

         Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. A total of 38 people were terminated during the second quarter of 2000. It is anticipated that the majority of the employee related severance matters related to Strategy 2000 will be completed during 2000. The ultimate net savings will begin later in the current year. However, we will not realize the full benefit of the program until the completion of the part-time retirement aspect of the program. The people in the part-time retirement program, approximately one-third of the total headcount reduction, will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and general and administrative expenses.

         Interest

         Net interest income was $0.5 million during the second quarter of 2000. Net interest expense for the comparable period in 1999 was approximately $0.5 million. This change is due to higher cash levels, higher interest rates and lower debt levels in the 2000 period.

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




                                       17 of 25

         Income taxes

         Our effective income tax rate during the second quarter of 2000 was 19.8%, consistent with the previous quarter's rate of 20.1% before non-recurring items, and lower than the 23.8% reported in the second quarter of 1999. The substantial decrease in our effective tax rate resulted from a proportionately higher income in low-tax jurisdictions throughout the six months ended June 30, 2000.

Other Issues

         Precious Metal

         The ECPS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. The terms of sale within the ECPS allow us to charge customers for the current market value of silver. However, leasing costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.

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






                                       18 of 25

         We have developed plans to ensure, to the extent possible, the Euro will not negatively impact our operating systems. On a company-wide basis, those efforts have been coordinated by the corporate treasury department and have included internal personnel as well as external consultants. The ECS is continuously evaluating the impact of the Euro on the operations located in Europe. The ECPS is in the renovation and implementation stages of addressing Euro conversion related system issues for its European operations.

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

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions ofthe Private Securities Litigation Reform Act of 1995)

        Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements reflect our current expectations of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often (but not always) use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. From time to time, we also provide oral or written forward-looking statements in other materials we release to the public.

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




                                       19 of 25

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

         The growth rates of housing, construction, appliance, telecommunication systems and auto sales, which are highly cyclical, will impact the revenue growth of the ECPS and the ECS.

We May Receive Lower Prices for Our Products.

         Both the ECPS and the ECS operate in businesses characterized by continually declining average selling prices on existing products. Future prices for our products may decrease from historical levels, depending on competition and other factors, and we may not be able to bring our manufacturing costs down proportionately or continue to introduce new products, each of which is necessary to maintain profitability.

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

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

         If we cannot obtain sufficient quantities of raw materials, including precious metals used by the ECPS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of precious metal on page 18 of this report.

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





                                       20 of 25

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




                                       21 of 25

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











                                       22 of 25

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

Item 2       Changes in Securities and Use of Proceeds                    None

Item 3       Defaults Upon Senior Securities                              None

Item 4       Submission of Matters to a Vote of Security Holders          None

Item 4       Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders was held on May 24, 2000. Messrs. John E. Burrows, Jr., Rajiv L. Gupta and James M. Papada, III were elected to a three-year term as directors of the Company. The Technitrol, Inc. Employee Stock Purchase Plan was approved. KPMG LLP was selected as the Company's independent public accountants for the year ending December 31, 2000. The results of the votes were as follows:

                                               For      Withhold Authority
                                               ---      ------------------

          John E. Burrows                  14,143,636        118,444
          Rajiv L. Gupta                   12,442,395      1,819,685
          James M. Papada, III             14,159,104        102,976

                                   For        Against        Abstain
                                   ---        -------        -------
          Employee Stock
          Purchase Plan         13,786,032    395,696         80,352

          KPMG LLP              14,036,793    206,457         18,630


               In addition, each of the following directors continued in office after the meeting: Stanley E. Basara, J. Barton Harrison, Roy E. Hock, Graham Humes and Edward M. Mazze.

Item 5       Other Information                                            None

Item 6       Exhibits and Reports on Form 8-K

             (a) Exhibits

                      The Exhibit Index is on page 24

             (b) Reports On Form 8-K                                      None





                                       23 of 25

                                  Exhibit Index

Document
--------

  3.(i)      Articles of Incorporation     Incorporated by reference to Exhibit
                                              1 from Form 8-A/A dated April 10,
                                              1998
    (ii)     By-laws                       Incorporated by reference to Exhibit
                                              3 (ii) from Form 10-Q for the
                                              quarter ended July 2, 1999

  4.         Instruments defining rights   Incorporated by reference to Form
                 of security holders          8-A/A dated July 5, 2000

 27.         Financial Data Schedule       Electronic Filing Only

--------------------------------------------------------------------------------





















                                       24 of 25

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Technitrol, Inc.
                                     ----------------------------------------
                                                  (Registrant)



         August 7, 2000              /s/Albert Thorp, III
------------------------------       -----------------------------------------
             (Date)                  Albert Thorp, III
                                     Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


         August 7, 2000              /s/Drew A. Moyer
------------------------------       -----------------------------------------
             (Date)                  Drew A. Moyer
                                     Corporate Controller and Secretary
                                          (Principal Accounting Officer)



























                                      25 of 25