Form 10-Q
period 2000-09-29
TECHNITROL INC
filed 2000-11-13
CIK 96763

Exhibit Index
                                                                is on page 24







                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 29, 2000, or

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


Common Stock - Shares Outstanding as of October 27, 2000:     16,613,769



                                       1 OF 25

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    September 29, 2000 and December 31, 1999

                                  In thousands



                                                         Sept. 29,      Dec. 31,
         Assets                                             2000          1999
         ------                                             ----          ----

                                                        (unaudited)
Current assets:
     Cash and cash equivalents                           $ 135,962    $  88,161
     Trade receivables                                     106,087       77,514
     Inventories                                            76,515       65,101
     Prepaid expenses and other current assets              11,691        8,512
                                                         ---------    ---------
           Total current assets                            330,255      239,288

Property, plant and equipment                              164,504      150,926
     Less accumulated depreciation                          76,694       68,204
                                                         ---------    ---------
           Net property, plant and equipment                87,810       82,722
Deferred income taxes                                       10,290        8,615
Excess of cost over net assets acquired, net                44,332       48,666
Other assets                                                 1,456        1,948
                                                         ---------    ---------
                                                         $ 474,143    $ 381,239
                                                         =========    =========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt              $     132    $     167
     Accounts payable                                       33,088       26,186
     Accrued expenses                                       91,786       71,084
                                                         ---------    ---------
           Total current liabilities                       125,006       97,437

Long-term liabilities:
     Long-term debt, excluding current installments         43,980       60,329
     Other long-term liabilities                            10,845        7,838

Shareholders' equity:
     Common stock and additional paid-in capital            65,763       48,263
     Retained earnings                                     237,447      171,278
     Other                                                  (8,898)      (3,906)
                                                         ---------    ---------
           Total shareholders' equity                      294,312      215,635
                                                         ---------    ---------
                                                         $ 474,143    $ 381,239
                                                         =========    =========

[FN]

  See accompanying Notes to Unaudited Consolidated Financial Statements.



                                       2 OF 25

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)

                       In thousands, except per share data



                                                     Three Months Ended         Nine Months Ended
                                                    Sept. 29,     Oct. 1,     Sept. 29,     Oct. 1,
                                                      2000         1999         2000         1999
                                                      ----         ----         ----         ----

Net sales                                          $ 170,674    $ 137,032    $ 486,553    $ 390,119

Costs and expenses applicable to sales:

    Cost of goods sold                               102,125       92,980      301,321      267,900
    Selling, general and administrative expenses      33,863       27,668       97,133       79,157
    Restructuring and other non-recurring items         --           --          3,305         --
                                                   ---------    ---------    ---------    ---------
         Total costs and expenses applicable to
             sales                                   135,988      120,648      398,454      347,057
                                                   ---------    ---------    ---------    ---------

Operating profit                                      34,686       16,384       84,794       43,062

Other income (expense):
     Interest, net                                       954         (338)       1,475       (1,517)
     Other                                              (658)          73         (439)        (177)
                                                   ---------    ---------    ---------    ---------
         Total other income (expense)                    296         (265)       1,036       (1,694)
                                                   ---------    ---------    ---------    ---------

Earnings before income taxes                          34,982       16,119       85,830       41,368

Income taxes                                           7,198        3,901       16,330       10,139
                                                   ---------    ---------    ---------    ---------

Net earnings                                       $  27,784    $  12,218    $  69,500    $  31,229
                                                   =========    =========    =========    =========

Net earnings per share:
     Basic                                         $    1.70    $     .76    $    4.29    $    1.95
     Diluted                                       $    1.69    $     .75    $    4.24    $    1.92

Dividends declared per share                       $   .0675    $   .0675    $   .2025    $   .1950


[FN]

See accompanying Notes to Unaudited Consolidated Financial Statements.




                                       3 OF 25

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

              Nine Months Ended September 29, 2000 and October 1, 1999

                                   (Unaudited)

                                  In thousands



                                                                          Sept. 29,     Oct. 1,
                                                                             2000         1999
                                                                             ----         ----
Cash flows from operating activities:
Net earnings                                                             $  69,500    $  31,229
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                          16,197       14,373
     Tax benefits from employee stock compensation                           1,629          287
     Loss on sale of property, plant and equipment                             967        1,076
     Changes in assets and liabilities, net of effect of
     acquisitions:
       Trade receivables                                                   (30,707)     (15,801)
       Inventories                                                         (13,799)       4,943
       Accounts payable and accrued expenses                                27,561       (5,415)
     Other, net                                                              3,579        5,865
                                                                         ---------    ---------
         Net cash provided by operating activities                          74,927       36,557
                                                                         ---------    ---------

Cash flows from investing activities:

     Acquisitions, net of cash acquired                                     (1,711)        (994)
     Capital expenditures                                                  (20,595)     (13,235)
     Proceeds from sale of property, plant and equipment                       336        1,913
                                                                         ---------    ---------
         Net cash used in investing activities                             (21,970)     (12,316)
                                                                         ---------    ---------

Cash flows from financing activities:

     Dividends paid                                                         (3,309)      (3,037)
     Proceeds of long-term borrowings                                       19,053       46,159
     Principal payments of long-term debt                                  (29,368)     (53,057)
     Proceeds from stock issued under employee
     stock purchase plan                                                     8,388         --
     Proceeds from exercise of stock options                                   194         --
                                                                         ---------    ---------
         Net cash used in financing activities                              (5,042)      (9,935)
                                                                         ---------    ---------

Net effect of exchange rate changes on cash                                   (114)        (386)
                                                                         ---------    ---------

Net increase in cash and cash equivalents                                   47,801       13,920

Cash and cash equivalents at beginning of year                              88,161       50,563
                                                                         ---------    ---------

Cash and cash equivalents at September 29, 2000 and
October 1, 1999                                                          $ 135,962    $  64,483
                                                                         =========    =========

[FN]

   See accompanying Notes to Unaudited Consolidated Financial Statements.



                                       4 OF 25

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                               September 29, 2000

                                   (Unaudited)

                       In thousands, except per share data



                                                                                              Other
                                                                                      ---------------------

                                             Common stock and                                       Accumu-
                                                 paid-in                                         lated other
                                                 capital                                           compre-     Compre-
                                                ----------            Retained      Deferred        hensive    hensive
                                            Shares      Amount        earnings    compensation      income      income
                                            ------      ------        --------    -------------     ------      ------

Balance at January 1, 2000                  16,266     $  48,263     $ 171,278     $  (2,401)    $  (1,505)

Stock options, awards and related
    compensation                                83         7,483                      (4,009)
Tax benefit of stock compensation                          1,629
Stock issued under employee stock
    purchase plan                              265         8,388
Currency translation adjustments                                                                      (983)   $    (983)
Net earnings                                                            69,500                                   69,500
                                                                                                               ---------
Comprehensive income                                                                                          $  68,517
                                                                                                               =========
Dividends declared ($.2025 per share)                                   (3,331)
                                            ------     ---------     ---------     ---------     ---------
Balance at September 29, 2000               16,614     $  65,763     $ 237,447     $  (6,410)    $  (2,488)
                                            ======     =========     =========     =========     =========




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

         The results for the quarters ended September 29, 2000 and October 1, 1999, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 29, 2000 are not necessarily indicative of annual results.

         Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

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



                                       6 OF 25

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring and Other Non-recurring Items
         -------------------------------------------

         During the first quarter of 2000, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing in the ECPS's European operations which we refer to as "Strategy 2000". Employee termination and related costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The Company will provide severance and related payments to approximately 120 employees. Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees include both direct and indirect personnel, and are primarily located at the Company's facility in Pforzheim, Germany. A charge of $5.5 million was included in the line titled "Restructuring and other non-recurring items" in the consolidated statements of earnings for the nine months ended September 29, 2000. Approximately $4.6 million of this amount relates to employee termination costs and $.9 million relates to the impairment of certain assets within the ECPS. Partially offsetting these amounts was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $.8 million gain related to a business interruption insurance settlement. Approximately $.4 million of severance payments were charged against the restructuring reserve during the third quarter of 2000. A total of 46 people were terminated under the plan in the nine months ended September 29, 2000. (See additional discussion under Results of Operations in Item 2 of this Report.)

(4)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                     September 29,  December 31,
                                          2000          1999
                                          ----          ----
          Finished goods                 $22,891       $21,916
          Work in process                 15,565        13,624
          Raw materials and supplies      38,059        29,561
                                         -------       -------
                                         $76,515       $65,101
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

         At September 29, 2000, the Company had one currency option which was immaterial to the Company's consolidated financial position. The term of the contract was less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Outstanding restricted stock that includes performance criteria as a vesting requirement is not included for calculating diluted earnings per share unless the criteria have been met and the stock has vested. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were 6,900 and 36,400 for the three months ended September 29, 2000 and October 1, 1999, respectively, and 7,100 and 35,100 for the nine-month periods then ended. Earnings per share calculations are as follows (in thousands, except per share amounts):



                                       Three Months Ended        Nine Months Ended
                                      Sept. 29,     Oct. 1,   Sept. 29,       Oct. 1,
                                        2000         1999         2000         1999
                                        ----         ----         ----         ----
Net earnings                          $27,784      $12,218      $69,500      $31,229
     Basic earnings per share:
         Shares                        16,305       16,056       16,198       16,043
         Per share amount             $  1.70      $   .76      $  4.29      $  1.95
     Diluted earnings per share:
         Shares                        16,485       16,252       16,377       16,236
         Per share amount             $  1.69      $   .75      $  4.24      $  1.92





                                       8 OF 25

                        Technitrol, Inc. and Subsidiaries

         Notes to Unaudited Consolidated Financial Statements, continued

(7)      Business Segment Information
         ----------------------------

         For the nine months ended September 29, 2000 and October 1, 1999, there was an immaterial amount of intersegment revenues eliminated in consolidation. There has not been a material change in segment assets from December 31, 1999 to September 29, 2000. In addition, the basis for determining segment financial information has not changed from 1999. Specific segment data are as follows:


                                             Three Months Ended        Nine Months Ended
                                           Sept. 29,     Oct. 1,    Sept. 29,     Oct. 1,
                                              2000         1999        2000         1999
                                              ----         ----        ----         ----
Net sales:
     Electronic Components                 $ 116,151   $  80,582    $ 313,542    $ 221,047
     Electrical Contact Products              54,523      56,450      173,011      169,072
                                           ---------   ---------    ---------    ---------
           Total                           $ 170,674   $ 137,032    $ 486,553    $ 390,119
                                           =========   =========    =========    =========

Earnings before income taxes:

     Electronic Components                 $  31,556   $  13,789    $  78,546    $  34,251
     Electrical Contact Products               3,130       2,595        9,553        8,811
     Electrical Contact Products Segment
        restructuring and other
        non-recurring items                     --          --         (3,305)        --
                                           ---------   ---------    ---------    ---------
           Operating profit                   34,686      16,384       84,794       43,062
     Other income (expense), net                 296        (265)       1,036       (1,694)
                                           ---------   ---------    ---------    ---------
     Earnings before income taxes          $  34,982   $  16,119    $  85,830    $  41,368
                                           =========   =========    =========    =========







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



         Electronic Components Segment

         Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electronic signals. They are used primarily in local area network ("LAN"), Internet connectivity, telecommunication and power-conversion products. We manufacture these products in the United States, France, Malaysia, Thailand, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

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


                                       10 OF 25

         Electrical Contact Products Segment

         Our Electrical Contact Products Segment manufactures electrical contacts and assemblies, contact materials, thermostatic bimetals, clad metal products and precision contact subassemblies. We also provide selective electroplating and refining services.

         We sell these electrical contact products to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

         o        residential, commercial and industrial circuit breakers;

         o        motor controls;

         o        switches and relays;

         o        wiring devices;

         o        temperature controls;

         o        appliances;

         o        automobiles;

         o        telecommunications products; and

         o        various other electrical products.


        The ECPS has manufacturing facilities in the United States, Mexico, Puerto Rico, Germany, Spain, Italy, Estonia, Hungary and the PRC.

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

         In December of 1999, we acquired the operating assets of MEC Betras Italia S.r.l. MEC Betras, located in Italy, produced electrical contact rivets and stamped electrical contact parts.

         In January of 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia.

         Our recent acquisitions provide the ECPS with additional lower-cost operating locations and an enhanced market presence in key areas of the business.


                                       11 OF 25

         As part of our restructuring of the ECPS operations, we recorded employee termination and related expenses in the first quarter of 2000. For a further description of these charges, see the "Results of Operations" section of this report.

Liquidity and Capital Resources

         Working capital at September 29, 2000 was $205.2 million compared to $141.9 million at December 31, 1999, an increase of $63.3 million. Cash on hand increased approximately $47.8 million from December 31, 1999 while debt outstanding decreased approximately $16.3 million. The operating results generated by the ECS during the nine months ended September 29, 2000 were the primary cause for these positive changes in our working capital, cash on hand and outstanding debt since December 31, 1999.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the nine months ended September 29, 2000 was $ 74.9 million. Net earnings, adjusted for non-cash depreciation and amortization charges, contributed $85.7 million to cash flow during the period. Increases in accounts payables and accrued expenses were more than offset by increases in current assets. These changes were the result of our business growth and significantly higher revenue, particularly in the ECS, during the nine months ended September 29, 2000. The increase in accrued expenses includes the result of employee termination and related accruals for the ECPS. See our discussion of these items in the "Results from Operations" section of this report.

         Cash Flows from Investing Activities

         Cash used by investing activities was $ 22.0 million during the nine months ended September 29, 2000. Approximately $20.6 million of cash was used for capital expenditures. The level of capital expenditures has increased during 2000 due to spending on capacity expansion projects. Other investing activities consumed approximately $1.4 million. This represents primarily the cash used to acquire the ECPS tool and die facility in Estonia and transaction expenses paid in 2000 for 1999 acquisitions, partially offset by proceeds on sales of property, plant and equipment.

         We completed the purchase of inventories and fixed assets of a product line from an independent company for approximately $4.0 million on October 12, 2000. The subject business will be integrated within the ECS segment.

         We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures. Additionally, we may acquire other businesses or product lines to expand our breadth and scope of operations.



                                       12 OF 25

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

         Cash Flows from Financing Activities

         We used cash of approximately $ 5.0 million for financing activities in the nine months ended September 29, 2000. We repaid approximately $ 10.3 million, net of additional borrowings, of debt during the nine months ended September 29, 2000.

         During the first nine months of 2000, we paid dividends of approximately $3.3 million. We expect to continue paying quarterly dividends for the foreseeable future. During this same period we received proceeds of $8.4 million from the sale of stock through our employee stock purchase plan.

         At September 29, 2000, we had approximately $165.3 million of unused lines of credit from banks.

         Foreign Currency Effects

         Euro currencies were approximately 14% weaker, on average, relative to the U.S. dollar during the third quarter of 2000 than in the third quarter of 1999. As a result, we incurred foreign currency losses in our ECS European operations, as Euro currency denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. Foreign currency losses recorded in the third quarter of 2000 were substantially higher than those recorded in the third quarter of 1999. As a result of the downward valuation of Euro currencies, we also experienced a negative translation adjustment to equity because our investment in the ECPS's European operations is worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because ECPS's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on ECPS's European sales may be offset by the impact on its expenses and bank borrowings, most of which are also denominated in Euros.



                                       13 OF 25

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At September 29, 2000, we had one currency option outstanding. The contract was short-term in duration and immaterial to our financial position. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

New Accounting Pronouncements

         In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option". The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, we have reported the tax benefits resulting from the exercise of stock options on the Consolidated Statements of Cash Flows.

         In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs", which concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. EITF 00-10 is effective no later than the required implementation date for SAB 101 (see below). Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which outlines criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity.

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard was amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities". These standards are concurrently effective for quarters of fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have a material effect on our operating results or liquidity. The impact of this standard on our balance sheet will depend on the amount of hedging activity outstanding on the date of adoption.



                                       14 OF 25

Results of Operations

         Our results of operations for the three and nine month periods ending September 29, 2000 and October 1, 1999 are as follows. Amounts are in thousands:


                                                  Three Months Ended          Nine Months Ended
                                               September 29,  October 1,  September 30,   October 1,
                                                    2000         1999          2000          1999
                                                    ----         ----          ----          ----
Net sales:
     Electronic Components                      $ 116,151    $  80,582     $ 313,542     $ 221,047
     Electrical Contact Products                   54,523       56,450       173,011       169,072
                                                ---------    ---------     ---------     ---------
         Total                                  $ 170,674    $ 137,032     $ 486,553     $ 390,119
                                                =========    =========     =========     =========

Earnings before income taxes:

     Electronic Components                      $  31,556    $  13,789     $  78,546     $  34,251
     Electrical Contact Products                    3,130        2,595         9,553         8,811
     Electrical Contact Products Segment
       restructuring and other non-recurring
       items                                         --           --          (3,305)         --
                                                ---------    ---------     ---------     ---------
         Operating profit                          34,686       16,384        84,794        43,062
     Other income (expense), net                      296         (265)        1,036        (1,694)
                                                ---------    ---------     ---------     ---------
     Earnings before income taxes               $  34,982    $  16,119     $  85,830     $  41,368
                                                =========    =========     =========     =========

         Revenues

         Net sales for the third quarter of 2000 increased approximately $33.6 million, or 24.6%, from the comparable period in 1999. Our sales growth was attributable primarily to our ECS operations.

         ECS revenues increased $35.6 million, or 44.1%, from the third quarter of 1999. Growth was achieved due to Pulse's customers demand for broadband access technology, the latest generation networking equipment, and feature-rich wireline and wireless connectivity. As orders exceeded shipments in the third quarter, we expect the ECS sales growth to continue during the near term. Our backlog for these product lines, though a less-reliable predictor of short-term business volume than it once was, increased 17.1% since the beginning of the third quarter.

         Sales within the ECPS during the quarter ended September 29, 2000 decreased $1.9 million from the third quarter of 1999. Although sales in 2000 reflect improved European markets and contributions from AMI Doduco-Italy (formerly MEC Betras Italia, acquired in late 1999), these positive factors were more than offset by a Euro to U.S. dollar exchange rate that was approximately 14% weaker than in the third quarter of 1999. Had the euro to dollar exchange rate been the same in the third quarter of 2000 as it was in the third quarter of 1999, sales within the ECPS would have been approximately $6.0 million greater than was actually reported for the quarter ended September 29, 2000. The recovery in European markets that began to appear in the latter part of 1999 continued through the third quarter of 2000, while the North American markets remained solid.



                                       15 OF 25

         Cost of Sales

         Our consolidated gross margin for the quarter ended September 29, 2000 was 40.2% compared to 32.2% for the third quarter of 1999. Although the gross margin for the ECPS increased slightly from the prior year, the consolidated margin improvement is primarily due to the ECS. The ECS margin benefited from higher volumes as well as a more favorable sales mix when compared to the third quarter of 1999. The sales mix in the third quarter of 2000 included new products for a variety of telecommunications applications such as digital subscriber line access and for local area network telephony. The increase in the ECPS gross margin is due to higher volumes as well as contributions from the MEC Betras acquisition and the segment's Strategy 2000 work force streamlining and process improvement efforts.

         Operating Expenses

         Total selling, general and administrative expenses for the third quarter of 2000 were $33.9 million, or 19.8% of sales, compared to $27.7 million, or 20.2% of sales, in the comparable 1999 period. The increase in selling, general and administrative expenses in dollars is due to costs associated with higher sales volume; incentive awards and higher expenses related to our restricted stock plan. Incentive awards were $.4 million higher in the third quarter of 2000 versus the comparable 1999 period, primarily due to strong ECS operating results. The underlying expense is variable and trends with the Company's overall financial performance regarding incentive plan targets, primarily achievement of economic profit and net operating profit objectives. Stock based compensation plans including the restricted stock plan were $1.9 million higher in the third quarter of 2000 versus the comparable 1999 period. The underlying expense is variable and dependent on the Company's common stock price. Operating margins improved for the ECS as the segment met record demand while keeping operating costs at or below budgeted levels. The ECPS operating margin, when reviewed on a basis comparable to the third quarter of 1999, also improved due to improved cost controls and the segment's Strategy 2000 work force reduction and process improvement initiatives.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three and nine months ended September 29, 2000 and October 1, 1999, RD&E by segment was as follows:

                                 Three Months Ended      Nine Months Ended
                             September 29, October 1, September 29, October 1,
                                  2000       1999         2000         1999
                                  ----       ----         ----         ----
RD&E:

Electronic Components         $  4,100    $  3,402    $  11,595    $  10,476
% of Segment Sales                3.5%        4.2%         3.7%         4.7%

Electrical Contact Products   $  1,074    $  1,410    $   3,401    $   4,394
% of Segment Sales                2.0%        2.5%         2.0%         2.6%

The ECPS's RD&E expenses decreased from 1999 to 2000 primarily due to the sale of a non-strategic product line in Europe. Excluding the impact of the non-strategic product line, ECPS's RD&E expenses in 2000 approximated those of the prior year. Neither segment plans any significant reduction in RD&E efforts in the near term.



                                       16 OF 25

         Restructuring and other non-recurring items of approximately $3.3 million, net, relate to the ECPS. As a result of a strategic review, our European managers felt that the operations in Europe needed realignment to maximize market opportunities and reduce costs. This is a part of an overall strategic reassessment of ECPS's European business. This element of Strategy 2000 was aimed at reducing our ECPS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Other elements of Strategy 2000 call for relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided approximately $4.6 million for employee severance and related payments. In addition, we recorded approximately $0.9 million of charges related to the impairment of certain assets within the ECPS. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. Both of these items also relate to the ECPS.

         Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. A total of 46 people were terminated under the plan as of September 29, 2000. It is anticipated that the majority of the employee related severance matters related to Strategy 2000 will be completed by the first quarter of 2001. For many of the employees terminated, severance agreements include statutory notice-period pay and a lump-sum severance payment at the end of the notice period. As many employees are still within the notice period, a substantial portion of the reserve will not be used until severance payments are made later this year and early next year. The net savings of the plan began in the current year, although we will not realize the full benefit of the program until the completion of the part-time retirement aspect of the program. As part of Strategy 2000, approximately 50 people elected to leave the Company under a government approved part-time retirement program. The people in the part-time retirement program will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and general and administrative expenses.

         Interest

         Net interest income was $.9 million during the third quarter of 2000. Net interest expense for the comparable period in 1999 was approximately $.3 million. This change is due to higher cash levels, higher interest rates on invested cash and lower debt levels in the 2000 period.

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



                                       17 OF 25

         Income taxes

         Our effective income tax rate during the third quarter of 2000 was 20.6%, consistent with 20.2% (before first-quarter one-time items) over the first nine months of 2000. The third quarter tax rate is lower than the 24.2% reported in the third quarter of 1999 due to a higher proportion of taxable income in low-tax jurisdictions throughout the nine months ended September 29, 2000. We expect no significant change in the tax rate in the fourth quarter.

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

         The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and July 1, 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or a legacy currency. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. By July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions. The conversion to the Euro will then be complete, except for additional participating countries.



                                       18 OF 25

         We have developed plans to ensure, to the extent possible, that the Euro will not negatively impact our operating systems. On a company-wide basis, those efforts have been coordinated by the corporate treasury department and have included internal personnel as well as external consultants. The Company does not expect costs of system modifications to be material, nor does it expect the introduction and use of the euro to materially and adversely affect our revenue, operating results or liquidity. We will continue to evaluate the impact of the euro introduction.

Subsequent Event

         On October 23, 2000, we announced a two-for-one stock split in the form of a 100% stock dividend payable on November 27, 2000. At that time, one additional share of stock will be issued for each share outstanding to shareholders of record on November 6, 2000.

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

We May Not Be Able to Maintain Our Current Gross Margins and Operating Margins as a Percentage of Sales.

         Cost of sales as a percentage of sales is different for each segment and can vary greatly based on sales mix and method of distribution. Mix factors may increase cost of sales as a percentage of sales in the future. Acquisitions that we make may also reduce our gross margin and operating margin percentages, temporarily or permanently. We may not be able to reduce selling, general and administrate expenses at the same rate as a reduction in gross margins.

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


         o    the timing of customer product introductions; and


         o    precious metals leasing costs cannot always be recovered.



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

  4.      Instruments defining rights of   Incorporated by reference to Form
          security holders                      8-A/A dated July 5, 2000


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

                                              Technitrol, Inc.
                                   -------------------------------------
                                               (Registrant)



       November 8, 2000            /s/Albert Thorp, III
-----------------------------      -------------------------------------
          (Date)                   Albert Thorp, III
                                   Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)






       November 8, 2000            /s/Drew A. Moyer
-----------------------------      -------------------------------------
          (Date)                   Drew A. Moyer
                                   Corporate Controller and Secretary
                                        (Principal Accounting Officer)























                                       25 OF 25