Form 10-K
period 2000-12-29
TECHNITROL INC
filed 2001-03-16
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 29, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ______________ to ______________

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

                YES [X]            NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 23, 2001 is $ 1,075,021,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 23, 2001.

                                            Number of shares outstanding
   Title of each class                           February 23, 2001
   -------------------                           -----------------
       Common stock                                 33,226,996
par value $.125 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                     REFERENCE
--------                                                     ---------

The Registrant's definitive Proxy Statement, dated           Part III
March 28, 2001, to be used in connection with                Page 28 of 60 pages
Registrant's 2001 Annual Meeting of Shareholders

                                     Part I

Item 1  Business

General

     Technitrol, Inc. is a global manufacturer of electronic components and electrical contact products. We incorporated in Pennsylvania on April 10, 1947.

     We operate two business segments: the Electronic Components Segment and the Electrical Contact Products Segment. We refer to these segments as the ECS and the ECPS, respectively. Each segment is managed by a President who reports to our Chief Executive Officer.

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

     Our strategy is to expand our electronic components business through a combination of internal growth and acquisitions. Acquisitions during the last several years include:

     o FEE Technology, S.A. - We purchased FEE on July 3, 1998. FEE designed and manufactured magnetic components for telecommunication and power conversion equipment. With the purchase of FEE, we acquired manufacturing facilities in France, Thailand and Poland. We subsequently closed FEE's Thailand and Poland facilities.

     o GTI Corporation - We completed the acquisition of GTI and its subsidiary, Valor Electronics, on November 16, 1998. Valor designed and manufactured magnetics-based components for signal processing and power transfer functions primarily for local area network products and, to a much lesser extent, telecommunication and power-conversion products. Valor's manufacturing facilities were located in the People's Republic of China and the Philippines. We closed the Philippines facility and have completed the consolidation of Valor's PRC facility into our facilities in the PRC.

     o EWC, Inc.- We purchased certain assets of EWC, Inc. on October 12, 2000. EWC manufactured magnetic components primarily for the defense and aerospace industries. We have integrated this business into the Specialty Components Division of Pulse. The EWC acquisition was not material to our consolidated financial position or results of operations; however, it expanded the market penetration of Pulse's Specialty Components Division.

Electrical Contact Products Segment

     Our  Electrical Contact Products Segment manufactures:

     o    electrical contacts and assemblies;

     o    contact materials;

     o    thermostatic bimetals;

     o    clad metal products; and

     o    precision contact subassemblies.

     We also provide selected electroplating and refining services.

     We sell these electrical contact products to a wide range of industrial and consumer product manufacturers. Our products are used in a variety of applications which affect daily living including:

     o    residential, commercial and industrial circuit breakers;

     o    motor controls;

     o    switches and relays;

     o    wiring devices;

     o    temperature controls;

     o    appliances;

     o    automobiles;

     o    telecommunications products; and

     o    various other electrical products.

     Our electrical contact products businesses operate as a unified business throughout the world. This unified business operates under the AMI Doduco name.

     In July of 1998, we acquired certain assets of Metales y Contactos, S.A. de C.V. Metales designed and manufactured precious and semi-precious metal contacts used mainly in automobiles and other durable goods. The Metales facility is located near Mexico City.

     In November of 1999, we acquired the operating assets of the Tianjin Electrical Metal Works electrical contacts business based in Tianjin, PRC. This acquisition provided the ECPS with a low-cost manufacturing facility to serve its global customers in the Far East.

     In December of 1999, we acquired the operating assets of MEC Betras Italia S.r.l., located in Italy, which produced electrical contact rivets and stamped electrical contact parts.

     In January of 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia.

     In January 2001, we acquired the electrical contacts business of Engelhard-CLAL with operations in France, Spain and the United Kingdom.

     The ECPS has manufacturing facilities in the United States, Mexico, Puerto Rico, Germany, Spain, Italy, Estonia, Hungary, France and the PRC.

     Our recent acquisitions provide the ECPS with additional lower-cost operating locations and an enhanced market presence in key areas of the business. As part of our recent restructuring of the ECPS operations, we recorded employee termination and related expenses in the first quarter of 2000. For a further description of these charges, see Item 7 of this report.

Business Segment Financial Information.  Amounts are in thousands:

                                                                                         2000               1999               1998
                                                                                         ----               ----               ----
Net sales from continuing operations
     Electronic Components                                                          $ 438,770          $ 307,351          $ 218,876
     Electrical Contact Products                                                      225,608            223,085            229,663
                                                                                    ---------          ---------          ---------
         Total                                                                      $ 664,378          $ 530,436          $ 448,539
                                                                                    =========          =========          =========
Operating profit before income taxes
     Electronic Components                                                          $ 110,892          $  49,893          $  37,721
     Electrical Contact Products                                                       12,517             11,296             15,695
     Electrical Contact Products restructuring and other
     non-recurring items                                                               (3,305)                --                 --
                                                                                    ---------          ---------          ---------
         Total operating profit                                                     $ 120,104          $  61,189          $  53,416
     Items not included in segment profit (1)                                           2,810             (2,180)            (1,073)
                                                                                    ---------          ---------          ---------
     Earnings from continuing operations before income taxes                        $ 122,914          $  59,009          $  52,343
                                                                                    =========          =========          =========
Assets at end of year
     Electronic Components                                                          $ 229,560          $ 173,027          $ 177,264
     Electrical Contact Products                                                      112,085            111,076            101,422
                                                                                    ---------          ---------          ---------
         Segment assets                                                             $ 341,645          $ 284,103          $ 278,686
     Assets not included in Segment assets (2)                                        179,126             97,136             65,448
                                                                                    ---------          ---------          ---------
         Total                                                                      $ 520,771          $ 381,239          $ 344,134
                                                                                    =========          =========          =========
Capital expenditures (3)
     Electronic Components                                                          $  23,323          $  10,894          $  27,695
     Electrical Contact Products                                                        8,379             12,031             14,117
                                                                                    ---------          ---------          ---------
         Total                                                                      $  31,702          $  22,925          $  41,812
                                                                                    =========          =========          =========
Depreciation and amortization
     Electronic Components                                                          $  14,129          $  12,586          $   9,937
     Electrical Contact Products                                                        8,249              6,825              6,343
                                                                                    ---------          ---------          ---------
         Total                                                                      $  22,378          $  19,411          $  16,280
                                                                                    =========          =========          =========

(1) Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Earnings. We exclude these items when measuring segment operating profit.
(2) Cash and cash equivalents are the primary corporate assets. We also exclude net deferred tax assets when measuring segment assets.
(3) During the past three years, our segments have acquired several companies. See Note 2 of Notes to Consolidated Financial Statements. We have included acquired property, plant and equipment in these capital expenditure amounts.

     Our segments recognize revenue upon shipment of product and passage of title without right of return. We offer our customers credit terms which we believe are generally consistent with the terms offered in our industries. We reserve for or write off a customer account when we no longer feel the customer can or will pay us. We believe that the quality of our customers, which are generally large global companies, and our extensive customer base limit our exposure to significant concentrations of customer credit risk. For example, no customer accounted for more than 10% of sales in 2000, 1999 or 1998. Sales to our ten largest customers accounted for 36% of sales in 2000, 32% of sales in 1999 and 36% of sales in 1998. Depending on the amount of cash we have from time to time, we may maintain significant cash investments at financial institutions.


     We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to the segments to determine certain performance measures. These performance measures include return on employed capital and economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying the respective segment's operating profit by the relevant estimated effective tax rate for the year. The allocated tax expense amounts for the ECS were, in thousands, $18,850, $10,834 and $12,275 in 2000, 1999 and 1998, respectively. For the ECPS, they were, in thousands, $4,756, $3,863 and $6,759 in 2000, 1999 and 1998, respectively.


Geographic Information

     We sell our products to customers in North America, Europe, Asia and throughout the world. The following table summarizes our sales to customers in the United States and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country.

Amounts are in thousands:

                                                   2000                   1999                   1998
                                                   ----                   ----                   ----
Sales to customers in:
United States                                  $295,864               $226,376               $180,541
Europe, other than Germany                      130,611                108,339                 98,892
Germany                                          76,279                 86,174                 85,860
Asia                                            109,784                 70,589                 55,914
North America, other than U.S.                   46,664                 36,507                 24,972
Other                                             5,176                  2,451                  2,360
                                               --------               --------               --------
         Total                                 $664,378               $530,436               $448,539
                                               ========               ========               ========

     The following table includes net property, plant and equipment located in the United States, Germany and China, where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of our relevant assets which have long useful lives. Amounts are in thousands:

                                                            2000                1999                1998
                                                            ----                ----                ----
Net property, plant and equipment located in:
United States                                            $23,896             $22,554             $23,469
China                                                     27,210              19,170              19,507
Germany                                                   13,935              14,639              16,466
Asia, other than China                                    14,220              12,563              15,210
Europe, other than Germany                                10,477              10,659              11,156
Other                                                      2,660               3,137               3,260
                                                         -------             -------             -------
         Total                                           $92,398             $82,722             $89,068
                                                         =======             =======             =======

International Operations

     We have significant operations outside the United States. These operations, like all international operations, are subject to a number of risks including:

     o    currency fluctuations;

     o    capital and exchange control regulations;

     o    restrictive government actions; and

     o    expropriation and nationalization.

     We believe that the risks in international operations are greatest in developing countries. The ECS has significant manufacturing operations in several developing countries, especially the People's Republic of China. Although the PRC has a large and growing economy, its potential economic, political and labor developments entail uncertainties and risks. The risks posed to us are not unique and we believe are the same as those posed to any U.S. company doing business in the PRC. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. If any country in which we have significant operations adopts economic, legal, or trading policies harmful to private industry or foreign investment, such policies could affect us significantly.

     The unpredictability of economic forces and government policies in foreign countries could cause changes to the favorable operating conditions we have experienced in recent years. We continually monitor business conditions in all of the regions where we operate.

Sales and Marketing

     Sales managers, district managers, direct salespeople and sales agents execute our sales and marketing activities. We sell to original equipment manufacturers (OEMs), which design, build and market end-user products. We also sell to contract manufacturers or companies that provide manufacturing services to OEMs. We also sell to distributors who sell our products to OEMs and contract manufacturers.

Competition

     We operate in highly competitive industries. The industries are characterized by numerous firms competing in international markets.

     In the ECS, we are a market leader in the primary magnetics markets:

     o    enterprise networking (LAN/WAN);

     o    telecommunications  (telephony,  cable, wireless and Internet access);
          and

     o    power conversion.

Telecommunication and power markets are more fragmented than enterprise networking, but we believe we have the largest market share in each market.

     In the ECPS, our primary markets are appliance, automotive, commercial controls, construction, electric power and machine tools. There are numerous competitors, mostly smaller companies, which are not global enterprises.

Backlog

     Our backlog of orders at December 29, 2000 was $182.9 million compared to $92.5 million at December 31, 1999. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. Our delivery times vary between segments but are generally less than thirteen weeks.

     As has been widely reported, the market for electronic equipment, particularly in the telecommunication market, experienced a significant and precipitous decline beginning at the end of the fourth quarter of 2000 and extending to the present time. As with many of our customers and competitors during this period, we have experienced a significant number of cancellations and order push outs. This pause in market demand reflects inventory imbalances across the supply chain, capital formation difficulties (particularly in the telecommunication market) and other structural capital issues. We believe backlog is a less accurate indicator of near-term business activity than it was previously, as customers have adopted "demand-pull" and other creative inventory management policies.

Raw Materials

     We are not dependent on any particular source of supply. However, there are not many suppliers of certain:

     o    ferrite materials used in electronic components;

     o    powder metals used in electrical contacts; and

     o    specialty steel used in metal laminates.

     We experienced significant difficulty and delays in obtaining ferrite materials during 2000. While this is no longer the case, another shortage of supply could arise in the future. We have not had any significant difficulty obtaining any other raw materials and do not currently anticipate that we will have any significant difficulties in the near future.

     The ECPS uses silver and other precious metals as raw material. Historically, these precious metals have been readily available. However, early in 1998, the demand for silver increased significantly, and the price of silver and associated financing costs also increased. This occurred again during the early part of 1999, although to a lesser extent. The terms of sale within the ECPS allow us to charge customers for the current market value of silver. However, financing and other costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. However, if the terms and conditions under which we obtain silver or other precious metals change significantly in a short period of time, we may experience a negative impact on our future operating results.

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

     We are studying and undertaking certain remedial action with respect to groundwater pollution and soil contamination at a former GTI facility. The facility is located in Leesburg, Indiana. We anticipate making additional environmental expenditures related to this facility in future years. The expenditures will be for continued environmental studies and analysis and, upon mutual agreement with appropriate state agencies, implementation of a remediation plan. Based on our currentknowledge of the situation, we do not anticipate that the future expenses associated with the environmental remediation will have a material impact on our capital expenditures, operating results or liquidity.

     We are also involved in several matters relating to superfund sites, none of which belong to us. Our involvement has generally arisen from the alleged disposal at these sites by licensed waste haulers of very small amounts of waste material many years ago. While we cannot predict the future costs of cleanup activities, capital expenditures, or operating costs for environmental compliance at these sites, we do not believe they (alone or together) will have a material effect on our capital expenditures, operating results or liquidity.

     We have reserves which we believe are sufficient to cover the aggregate amount of our existing known environmental liability. These reserves are not material to our current financial position.

Employees

     At December 29, 2000, we had approximately 30,600 fulltime employees compared with 21,600 at the end of 1999. Our ECS operations in Asia are labor intensive.

Energy

     We did not have difficulty obtaining supplies of electricity, gas or oil in 2000. The ECS headquarters is in San Diego, California, and although it has not been impacted by the current statewide energy shortage in California, the potential exists for power interruptions. We believe that existing back-up and disaster recovery plans would mitigate any disruption to our operations, such that no material impact on our operating results would arise.

     In developing countries, we may experience short interruptions of electrical service or other utilities from time to time. Our facilities in those countries generally maintain independent power supplies through back-up generators. As a result, power interruptions have not had and are not expected to have a significant effect on our operations.

Products

     Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served. For more information on our products, see pages 2 and 3.

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

     Our disclosures and analysis in this report and in our 2000 annual report to shareholders contain forward-looking statements. Forward-looking statements reflect our current expectations of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often (but not always) usewords such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. From time to time, we also provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in our 2000 annual report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Consequently, no forward-looking statement can be guaranteed. Actual future results may, and probably will, vary materially.

     We provide forecasts of future financial performance. We are optimistic about our long-term prospects; however, the following issues and uncertainties, among others, should be considered in evaluating our prospects for the future.

Some of Our Products Are Subject to Rapid Technological Changes.

     The ECS operates in an industry known for rapid change, consolidation, uncertainty and constantly emerging new technologies. Generally, we expect product life cycles to be very short. Changes in recent years due to the Internet, on-line services and expansion of networking require the ECS to maintain a strong engineering and development program. This program is necessary to avoid product obsolescence and to meet or exceed our customers' expectations. Accordingly, we expect to continue to spend money on engineering and development with no assurances that our efforts in these areas will continue to be successful.

We Cannot Predict the Market Growth Rate for Our Products.

     The ECS sells its products into markets that are characterized by rapidly changing growth rates. These markets include LAN, telecommunication devices and power-conversion products. It is often difficult for our customers or us to assess worldwide demand for upgrades or replacement of networks or the pace at which telecommunication infrastructure will be deployed throughout the world. These markets may counterbalance one another in terms of growth or they may move in the same direction. All of these variables will impact ECS growth rates.

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

We May Not Be Able to Maintain Our Current Gross Margins and Operating Margins as a Percentage of Sales.

     Cost of sales as a percentage of sales is different for each segment and can vary greatly based on sales mix and method of distribution. Mix factors may increase cost of sales as a percentage of sales in the future. Acquisitions that we make may also reduce our gross margin and operating margin percentages, temporarily or permanently. We may not be able to reduce selling, general and administrative expenses at the same rate as a reduction in gross margins.

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

     If we cannot obtain sufficient quantities of raw materials, including precious metals used by the ECPS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of raw materials on page 9 of this report.

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

     Integration of acquisitions may take longer than expected and may never be achieved to the extent originally anticipated. This could result in business growth which may be less than anticipated or manufacturing costs which are higher than anticipated. In addition, acquisitions may cause a disruption in our ongoing business, distract our managers, unduly tax our other resources and make it difficult or impossible to maintain our historical standards and procedures.

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

     The slowing of Asian economies during the latter part of the 1990s affected portions of our business as the installation and growth of communications and electrical infrastructure systems that utilize our components were delayed. We remain optimistic about our prospects in the Asia Pacific region and are committed to our presence in Asia. We believe our widespread manufacturing presence in Asia has been a key factor in our success. Nevertheless, we are aware of the inherent unpredictability of the economic situation in Asia. We attempt to carefully monitor all relevant developments throughout Asia.

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

Other Factors

     In addition to the factors discussed above, other factors that could materially affect actual results include, but are not limited to:

     o business conditions and the degree of optimism affecting the economies throughout the world in general;

     o competitive factors such as competitors seeking increased market share based on price;

     o    manufacturing efficiencies and capacity;

     o    legal liability or changes in liabilities unknown at this time;

     o    risk of obsolescence due to shifts in market demand;

     o information technology issues related to our computer systems or the computer systems of our suppliers or customers;

     o    the timing of customer product introductions;

     o    precious metals leasing costs cannot always be recovered;

     o foreign exchange ceilings imposed by foreign governments could impact our ability to internally transfer cash balances; and

     o liquidity requirements could necessitate movements of existing cash balances, causing unfavorable tax consequences and potentially less than ideal foreign currency exchanges in the spot markets.

     We believe that we have the market opportunities, product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future events, costs, margins, product mix and profits are all subject to unpredictable factors including those discussed above.

Item 2 Properties

     We produce and market our products all over the world. At December 29, 2000, we operated 22 manufacturing plants in 13 countries. Our corporate offices are located in Trevose, Pennsylvania where we lease approximately 11,000 square feet of office space. The lease expires in 2006.

     At December 29, 2000, the ECS had 7 manufacturing facilities, 4 of which are owned. Principal manufacturing facilities are located in the People's Republic of China, the Philippines, Malaysia and Thailand. Our PRC facilities are operated under negotiated contracts with the provincial government of China. In addition to the manufacturing space, each PRC facility includes space for staff quarters and dormitories. The ECS also owns and leases office and warehouse space in San Diego to serve as the segment's headquarters and North American distribution center. Including office space for administrative and sales functions, the ECS owns approximately 344,000 square feet of space and leases approximately 2,480,000 square feet. Our lease terms vary by facility. See Note 7 of Notes to Consolidated Financial Statements for additional information related to our outstanding leases.

     The ECPS operates 15 manufacturing plants of which 8 are owned. Our principal manufacturing facilities are located in the United States, Germany, Italy, Spain, Estonia, Hungary, Puerto Rico, Mexico and China. Our most significant leased manufacturing plant is located in Export, Pennsylvania. This lease expires in 2001 but it is expected to be renewed. Total space used by the ECPS is 1,419,000 square feet, including office space for administrative and sales functions.

     The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2000 was between 75% and 90% for the ECPS and 85% to 100% for the ECS.

Item 3  Legal Proceedings

     We have been named in several lawsuits. We consider lawsuits to be part of what arises in the normal course of business. We do not expect the outcome of any of these lawsuits to have a material adverse effect on our consolidated financial condition.

Item 4  Submission of Matters to a Vote of Security Holders   -        None

Item 4a    Directors and Executive Officers of the Registrant

     Incorporated by reference to our Proxy Statement dated March 28, 2001.

                                     Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange. The following table reflects the highest and lowest sales prices in each quarter of the last two years. The dividends paid are also shown. All amounts reflect stock splits through December 29, 2000.

                                     First           Second          Third       Fourth
                                   Quarter          Quarter        Quarter      Quarter
                                   -------          -------        -------      -------
2000 High                          $ 30.63          $ 49.28        $ 76.13      $ 62.13

2000 Low                           $ 19.38          $ 24.31        $ 45.50      $ 36.56

2000 Dividends Paid                $.03375          $.03375        $.03375      $.03375


1999 High                          $ 16.10          $ 16.32        $ 18.60      $ 23.13

1999 Low                           $  9.94          $ 11.32        $ 16.19      $ 15.78

1999 Dividends Paid                $ .0300          $ .0300        $.03375      $.03375

     On January 5, 2001, there were approximately 1,292 registered holders of our common stock, which has a par value of $.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Cash Flows from Investing Activities, and in Note 8 of Notes to Consolidated Financial Statements.

Item 6  Selected Financial Data  (In Thousands, Except Per Share Data)


                                         2000(a)        1999(a)         1998(a)         1997(a)         1996(a)
                                         ----           ----            ----            ----            ----
Net sales(b)                            $664,378        $530,436        $448,539        $397,067        $243,312

Net earnings(b)                         $ 99,308        $ 44,312        $ 33,309        $ 29,086        $ 18,138

     Earnings per share(b):

         Basic (c)                      $   3.05        $   1.38        $   1.04        $    .90        $    .57

         Diluted (c)                    $   3.02        $   1.36        $   1.03        $    .90        $    .56

Total assets                            $520,771        $381,239        $344,134        $255,334        $218,347

Total long-term debt                    $ 48,588        $ 60,496        $ 60,898        $ 32,957        $ 41,701

Shareholders' equity                    $324,430        $215,635        $174,809        $142,375        $103,590

     Net worth per share (c)            $   9.82        $   6.63        $   5.40        $   4.41        $   3.24

Working capital                         $230,397        $141,851        $102,336        $ 87,618        $ 74,787

     Current ratio                      2.7 to 1        2.5 to 1        2.0 to 1        2.2 to 1        2.1 to 1

Number of shares outstanding:
     Weighted average,
       including
       common stock
       equivalents                        32,859          32,492          32,406          32,274          32,192

     Year end                             33,237          32,532          32,340          32,270          31,950

Dividends declared per share (c)        $  .1350        $ .13125        $ .11625        $   .105        $   .100
Price range per share:

     High (c)                           $  76.13        $  23.13        $  22.19        $  21.56        $  10.94

     Low  (c)                           $  19.38        $   9.94        $   8.44        $   8.57        $   4.78


(a) During 2000, we purchased a tool and die manufacturing operation in Estonia and certain operating assets of the magnetics components business EWC, Inc. In 1999, we acquired the operating assets of Tianjin Electrical Metal Works and MEC Betras Italia S.r.l. In 1998, we acquired FEE Technology, Metales y Contactos and GTI Corporation. We acquired the magnetic components business of Nortel in 1997 and Doduco GmbH in 1996. See Note 2 of Notes to Consolidated Financial Statements.
(b) Amounts reflect continuing operations. We sold the Test and Measurement Segment on June 4, 1997.
(c)  Per share amounts reflect stock splits through December 29, 2000.

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

     We believe that the investments and strategies described in Part I, Item 1 have positioned us for future growth and the creation of additional shareholder value.

Liquidity and Capital Resources

     Working capital at December 29, 2000 was $230.4 million, an increase of $88.5 million from the working capital of $141.9 million at December 31, 1999. Worldwide, cash on hand at December 29, 2000 was $162.6 million, approximately $74.5 million greater than at December 31, 1999 while outstanding debt decreased by approximately $11.9 million. Cash provided by operating activities was more than adequate to pay for capital expenditures, acquisitions, and dividends. The operating results generated by the ECS were the primary cause for these favorable changes in our working capital, cash on hand and outstanding debt since December 31, 1999.

     We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

     All existing debt facilities mature by December 31, 2001. We believe that we can replace all available amounts at reasonable rates relative to our liquidity needs and the current credit market conditions.

     At December 29, 2000, we had approximately $171.7 million of unused lines of credit from banks.

     Cash Flows from Operating Activities

     Cash flow from operating activities was $113.8 million for the year ended December 29, 2000, an increase of $44.5 million from 1999. Net earnings before depreciation and amortization, and increases in accounts payable and accrued expenses, contributed to cash provided by operations. Offsetting these favorable cash flow factors was an increase in accounts receivable due to record sales levels contributed by the ECS during the fourth quarter of 2000 and an increase in inventory due to a higher business levels during 2000 and a December 2000 slowdown in the telecommunication market.

     Cash Flows from Investing Activities

     Cash used by investing activities was $34.8 million during 2000. We used approximately $5.4 million of cash to pay for acquisitions and $30.0 million to pay for capital expenditures.

     Cash payments for capital expenditures, excluding acquisitions, represented approximately 4.5% of net sales during 2000 and exceeded overall depreciation by about $11.4 million. We make capital expenditures to expand production capacity and to improve our operating efficiency. Our capital expenditures in 2000 reflect a significant expansion of capacity in the ECS.

     With the exception of approximately $8.5 million of retained earnings in China which are restricted by PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in foreign countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

     Cash Flows from Financing Activities

     During 2000, we borrowed approximately $27.3 million and repaid approximately $36.2 million of debt. We entered into an additional variable-rate Eurocurrency offering basis credit facility. This facility has a maximum draw of $5.0 million and was renewed in February 2001. We use the proceeds of this additional debt instrument to finance working capital.

     We paid our 100th consecutive regular dividend in January 2001. Dividends paid in 2000 were $4.4 million compared to $4.1 million in 1999. We expect to continue making quarterly dividend payments for the foreseeable future.

     Foreign Currency Effects

     During 2000 and 1999, the Euro devalued approximately 6% and 14%, respectively, relative to the U.S. dollar. As a result, we incurred foreign currency losses at our ECS European operations, as Euro denominated net assets were translated to U.S. dollars for financial reporting purposes. In addition, we experienced a negative translation adjustment to equity as a result of the devaluation of the Euro, as our investment in the ECPS's European operations was reduced to its U.S. dollar equivalent. This U.S. dollar decrease in investment value resulted in a reduction in equity of approximately $.2 million in 2000 and approximately $1.8 million in 1999.

     During 1998, we did not experience any significant foreign currency gains or losses, but had a positive adjustment to equity of approximately $1.7 million, as a result of strengthening of the Deutsche mark and the French franc during the second half of 1998.

     We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because our European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to foreign currency fluctuations.

     Please see the section titled "Foreign Currency Risk" under Item 7a of this report for a description of our strategies to manage foreign currency risks.

New Accounting Pronouncements

     In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, the Company has reported the tax benefits resulting from the exercise of stock options on the Consolidated Statements of Cash Flows.

     In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs," which concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. EITF 00-10 is effective no later than the required implementation date for SAB 101 (see below). Adoption of this pronouncement did not have a material effect on the Company's revenue, operating results or liquidity.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which outlines criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. Adoption of this pronouncement did not have a material effect on the Company's revenue, operating results or liquidity.

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard was amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards are concurrently effective for quarters of fiscal years beginning after June 15, 2000, and the Company adopted this standard during the first quarter of its fiscal 2001 year. Adoption of this standard is not expected to have a material effect on the Company's operating results or liquidity.


Results of Operations

     Our results for 2000, 1999 and 1998 are as follows. Amounts are in thousands:

                                                                                2000              1999               1998
                                                                                ----              ----               ----
Net sales:
     Electronic Components                                                  $ 438,770         $ 307,351         $ 218,876
     Electrical Contact Products                                              225,608           223,085           229,663
                                                                            ---------         ---------         ---------
         Total                                                              $ 664,378         $ 530,436         $ 448,539
                                                                            =========         =========         =========

Earnings before income taxes:
     Electronic Components                                                  $ 110,892         $  49,893         $  37,721
     Electrical Contact Products                                               12,517            11,296            15,695
     Electrical Contact Products Segment restructuring and other
        non-recurring items                                                    (3,305)               --                --
                                                                            ---------         ---------         ---------
         Operating profit                                                     120,104            61,189            53,416
     Other income (expense), net                                                2,810            (2,180)           (1,073)
                                                                            ---------         ---------         ---------
     Earnings from continuing operations before income taxes                $ 122,914         $  59,009         $  52,343
                                                                            =========         =========         =========

     Revenues

     Our net sales for 2000 increased by $133.9 million, or 25.3%, from 1999. We attribute the 2000 sales increase to:

     o a strong demand cycle throughout 2000 in the ECS for data networking, telecommunications and power conversion markets; and

     o continued new product development by our customers and our related record number of new product design wins.

     Our 2000 ECS sales increased $131.4 million, or 42.8%, from the prior year. As noted above, we experienced strong demand for our products throughout 2000 due to a strong demand cycle and record number of new product design wins. Our sales growth was not impacted by acquisitions and was due to unprecedented market growth across all of our primary product areas.

     Sales in the ECPS increased by $2.5 million, or 1.1%, from 1999 to 2000. The ECPS sales in 2000 were negatively affected by:

     o an average Euro-to-US dollar exchange rate that was approximately 6.5% below the 1999 average; and

     o    our sale of a non-strategic European product line.

     Partially offsetting these negative sales factors was the full year of operating contributions by our 1999 acquisition of MEC Betras.

     Our increase in consolidated sales from 1998 to 1999 resulted from strong demand, particularly in the second half of 1999, in ECS for components in the local area networking, telecommunication and power conversion markets, and a full year of operating contributions from FEE and GTI acquisitions. Our 1998 results included FEE contributions for approximately six months and GTI for approximately six weeks.

     Cost of Sales

     Gross margin for 2000 was 38.3% of sales. The comparable amounts for 1999 and 1998 are 32.4% and 31.7%, respectively.

     Our margin for the ECS increased from the prior year as a result of volume efficiencies, a favorable sales mix and the full year effect of cost control programs that were instituted in the first quarter of 1999.

     The ECPS margin increased slightly from the prior year due to cost reduction efforts such as Strategy 2000. Strategy 2000 is explained below. Product mix was an offsetting factor, due to a higher content of precious metals on which we realize low margins, in 2000 compared with 1999. We assume little to no price risk on sales of precious metals. For additional description of raw materials and precious metals see page 9.

     The increased gross margin from 1998 to 1999 was due to proportionately more sales from ECS than ECPS, even though the gross margins for both segments were individually lower in 1999 than 1998. ECS's margins were lowered due to the FEE and Valor acquisitions and related integration efforts. ECPS's margins decreased as cost reduction efforts were more than offset by weaknesses in the European markets, which caused our fixed costs to be allocated over less volume.

     Operating Expenses

     Our total selling, general and administrative expenses (excluding ECPS's Strategy 2000 restructuring charge in the first quarter of 2000) for 2000, 1999 and 1998 were as follows. Amounts are in thousands:


                                                    2000         1999       1998
                                                    ----         ----       ----
     Selling, general & administrative
       expenses                                  $131,113    $110,694    $88,827

     Percentage of net sales                        19.7%       20.9%      19.8%

     Selling, general and administrative expense increased in absolute dollars but decreased as a percentage of sales in 2000 as compared to 1999 primarily for the following reasons:

     o Compensation expense associated with performance incentive plans which are linked to operating profits, economic profit and earnings per share targets was $4.3 million higher in 2000 compared to 1999;

     o stock compensation plan expense which is variable in relation to our quoted share price ($41.125 per share at the end of 2000 compared to $22.250 per share at the end of 1999) was $4.1 million higher in 2000 compared to 1999;

     o    higher spending was required to support the higher level of ECS sales;
          and

     o expenses related to acquisition development and integration activity were higher in 2000 compared to 1999.

     Partially offsetting these factors was the full-year effect of the cost reduction program instituted in both segments in the first quarter of 1999 and the impact of ECPS's Strategy 2000 restructuring program that was initiated in the first quarter of 2000.

     The increase in total selling, general and administrative expenses from 1998 to 1999 resulted from increased spending to support more sales volume, significantly higher expenses incurred with implementing and optimizing a global ERP system within ECPS, costs associated with integrating our most recent acquisitions, costs associated with reorganizing the ECPS business and expenses related to acquisition development activity within the ECPS.

     Restructuring costs and other non-recurring items totaling approximately $3.3 million, net, relate to the ECPS. Our ECPS managers realigned certain operations in 2000 to maximize market opportunities and reduce costs after an overall strategic reassessment of ECPS's business, particularly in Europe. An element of Strategy 2000 was aimed at reducing our ECPS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Other elements of Strategy 2000 call for relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided approximately $3.7 million for employee severance and related payments. In addition, we recorded approximately $0.9 million of charges related to the impairment of certain assets within the ECPS and $0.9 million for other exit costs. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. Both of these items also relate to the ECPS.

     Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. A total of 46 people were terminated under the plan as of December 29, 2000. It is anticipated that the majority of the employee related severance matters related to Strategy 2000 will be completed by the end of the first quarter of 2001. For many of the terminated employees, severance agreements include statutory notice-period pay and a lump-sum severance payment at the end of the notice period. As many affected employees remained within the notice period during 2000, a substantial portion of the reserve was not used until severance payments were made late in 2000 and early in 2001. The savings of the plan began in 2000, although we will not realize the full benefit of the program until the completion of the part-time retirement aspect of the program. As part of Strategy 2000, approximately 65 people elected to leave the Company under a German government approved part-time retirement program. The people in the part-time retirement program will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and general and administrative expenses. (See Note 12 of Notes to Consolidated Financial Statements for additional discussion.)

     We include research, development and engineering expenses within selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. RD&E by segment for the past three years is as follows. Amounts are in thousands:

                                      2000              1999               1998
                                      ----              ----               ----

     ECS                            $15,748           $13,972            $11,085
     Percentage of segment sales       3.6%              4.6%               5.1%

     ECPS                          $  4,430          $  5,639           $  5,755
     Percentage of segment sales       2.0%              2.5%               2.5%

     RD&E spending within the ECS increased from 1999 in absolute dollars as the ECS continues to invest in new technologies and related improvements to respond to rapid technology changes in its marketplace. As a percentage of sales, the ECS spending is less than the prior year as the ECS sales reached record levels in 2000. RD&E spending within ECPS decreased from 1999 due to the disproportionate share of RD&E required by the non-strategic European product line that was divested in the first quarter of 2000. Neither segment anticipates any significant changes to RD&E efforts in the near-term.

     Interest

     Interest income for 2000 was $6.3 million compared with $1.9 million in 1999 and $2.1 million in 1998. Cash and cash equivalents were substantially higher during 2000 than during 1999, and the average percentage of yield was also higher throughout 2000. Our higher level of interest income in 2000 over 1999 was also due to the majority of the increase in cash in 1999 being generated during the latter part of 1999.

     For 2000, interest expense was $3.5 million compared with $3.5 million in 1999 and $3.3 million during 1998. The slight increase in interest expense in 1999 resulted from higher debt levels than 1998, particularly in the early part of 1999 as we had used debt to partially finance our November 1998 acquisition of GTI/Valor. Partially offsetting the effect of higher debt levels in 1999 was more favorable interest rates on our European debt facilities in 1999 compared to 1998.

     Please see the section titled "Interest Rate Risk" under Item 7a of this report for additional information regarding interest.

     Income Taxes

     Our effective income tax rate during 2000 was 19.2%. This compares to 24.9% in 1999 and 36.4% in 1998. The substantial decrease in our effective tax rate from 1998 to 1999 resulted from actions initiated in the first quarter of 1999 following a comprehensive global review of our business operations. This review was aimed at ensuring that our overall tax rate is optimal and appropriate. Also contributing to the lower overall tax rate was a decline in the proportion of taxable income attributable to high-tax jurisdictions such as Germany. In addition, in 2000, a higher proportion of income was earned in low-tax jurisdictions by the ECS.

     We have benefited over recent years from favorable offshore tax treatments; however, there are no assurances that such treatments will continue in the future. Developing countries and, in particular, the People's Republic of China, may change their tax policies at any time. In addition to income tax policies, we monitor developments relating to other business taxes.

Other Issues

     Precious Metal

     The ECPS uses silver as well as other precious metals in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held the majority of these materials through consignment arrangements with our suppliers. Our leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals. In addition, the risk of a decrease in the market price of owned precious metal can be substantial. During the first quarter of 1998, and to a lesser extent in early 1999, the price of silver increased significantly. The associated leasing costs also increased. The terms of sale within the ECPS allow us to charge customers for the current market value of silver. However, the interest expense component of leasing costs cannot always be recovered. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts were purchased during 1999 for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by our competitors.

Item 7a    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         Our financial instruments, including cash and cash equivalents and long-term debt, are exposed to changes in interest rates in both the U.S. and abroad. We invest our excess cash with high-credit-rated financial institutions. We generally limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks, and the audit committee of the board continually monitors compliance with these policies.

         All of our existing credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amount of, our borrowings move higher. In addition, we may pursue additional or alternative financing for growth opportunities in one or both segments. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates. However, we have not used any of these instruments to date.

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

                                                                                                                             Approx.
                                                                                               There-                           Fair
                                  2001        2002        2003         2004        2005         after           Total          Value
                                  ----        ----        ----         ----        ----         -----           -----         -----
Liabilities
Long-term debt
   Fixed rate:
   Euro (1)                 $      151    $      164    $ 9,815    $   147    $      114    $    4,939         $15,330      $15,330
   Wt. ave. interest rate         9.02%         9.02%     5.28%      9.02%         9.02%         5.73%

Variable rate:
   Euro (1)                 $   15,431    $   17,827                                                           $33,258      $33,258
   Wt. ave. interest rate         5.48%         5.63%

(1) U.S. dollar equivalent


Foreign Currency Risk

     We conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency, and the costs associated with the contracts. At December 29, 2000, we had a foreign exchange contract in place to sell forward $3.2 million of U.S. dollars for French francs, in connection with our purchase of the electrical contacts business of Engelhard- CLAL on January 4, 2001. See additional discussion in Note 16 of Notes to Consolidated Financial Statements.

     The table below provides information about our non-derivative, non U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts are in thousands:

                                                                                                                     Approx.
                                                                                             There-                     Fair
                                    2001      2002        2003          2004       2005       after        Total       Value
                                    ----      ----        ----          ----       ----       -----        -----       -----
Assets
Cash and equivalents
   Variable rate:
      Euro (1)                  $  3,212                                                                   $  3,212    $  3,212

      Other currencies (1)      $  1,579                                                                   $  1,579    $  1,579

Liabilities
Long-term debt
   Fixed rate:
      Euro (1)                 $     151   $     164     $9,815         $147        $114      $4,939        $15,330     $15,330
      Wt. ave. interest rate       9.02%        9.02%      5.28%        9.02%       9.02%      5.73%

   Variable rate:
      Euro (1)                 $15,431     $17,827                                                          $33,258     $33,258
      Wt. ave. interest rate     5.48%       5.63%
 (1) U.S. dollar equivalent


Item 8  Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 31 and from the consolidated financial statements and supplementary schedule on pages 32 through 57.

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

                                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report

          Financial Statements

          Independent Auditors' Report
          Consolidated Balance Sheets - December 29, 2000 and December 31, 1999 Consolidated Statements of Earnings - Years ended December 29, 2000 and December 31, 1999 and 1998
          Consolidated Statements of Cash Flows - Years ended December 29, 2000 and December 31, 1999 and 1998
          Consolidated Statements of Changes in Shareholders' Equity - Years
            ended December 29, 2000 and December 31, 1999 and 1998
          Notes to Consolidated Financial Statements

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

TECHNITROL, INC.

By   /s/ James M. Papada, III
     -------------------------------
     James M. Papada, III
     Chairman of the Board of Directors,
     Chief Executive Officer and President

Date March 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By
     -------------------------------------
     Stanley E. Basara
     Director

Date March 12, 2001

By   /s/ John E. Burrows, Jr.
     -------------------------------------
     John E. Burrows, Jr.
     Director

Date March 12, 2001

By   /s/ Rajiv L. Gupta
     -------------------------------------
     Rajiv L. Gupta
     Director

Date March 12, 2001

By   /s/ J. Barton Harrison
     -------------------------------------
     J. Barton Harrison
     Director

Date March 12, 2001

By   /s/ David H. Hofmann
     -------------------------------------
     David H. Hofmann
     Director

Date March 12, 2001

By   /s/ Graham Humes
     -------------------------------------
     Graham Humes
     Director

Date March 12, 2001

By   /s/ Edward M. Mazze
     -------------------------------------
     Edward M. Mazze
     Director

Date March 12, 2001

By   /s/ Drew A. Moyer
     -------------------------------------
     Drew A. Moyer
     Corporate Controller and Secretary
     (Principal Accounting Officer)

Date March 12, 2001

By   /s/ Larry D. Olson
     -------------------------------------
     Larry D. Olson
     Director

Date March 12, 2001

By   /s/ Albert Thorp, III
     -------------------------------------
     Albert Thorp, III
     Vice President - Finance and Chief
        Financial Officer
     (Principal Financial Officer)

Date March 12, 2001

                   Index to Financial Statements and Schedules

                              Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets - December 29, 2000 and December 31, 1999

Consolidated Statements of Earnings - Years ended December 29, 2000 and December
  31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 29, 2000 and
  December 31, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity - Years ended
  December 29, 2000 and December 31, 1999 and 1998

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                KPMG LLP


Philadelphia, Pennsylvania
February 23, 2001

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 29, 2000 and December 31, 1999
                       In thousands, except per share data

                                                                           2000         1999
                                                                           ----         ----
                                Assets
                                ------
Current assets:
     Cash and cash equivalents                                        $ 162,631    $  88,161
     Trade receivables, net                                             108,423       77,514
     Inventories                                                         86,001       65,101
     Prepaid expenses and other current assets                           11,679        8,512
                                                                      ---------    ---------
           Total current assets                                         368,734      239,288

Property, plant and equipment                                           173,739      150,926
     Less accumulated depreciation                                       81,341       68,204
                                                                      ---------    ---------
           Net property, plant and equipment                             92,398       82,722
Deferred income taxes                                                    11,235        8,615
Excess of cost over net assets acquired, net                             47,064       48,666
Other assets                                                              1,340        1,948
                                                                      ---------    ---------
                                                                      $ 520,771    $ 381,239
                                                                      =========    =========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Current installments of long-term debt                           $     151    $     167
     Accounts payable                                                    35,046       26,186
     Accrued expenses                                                   103,140       71,084
                                                                      ---------    ---------
           Total current liabilities                                    138,337       97,437

Long-term liabilities:
     Long-term debt, excluding current installments                      48,437       60,329
     Other long-term liabilities                                          9,567        7,838

Commitments and contingencies (Note 7)

Shareholders' equity:
     Common stock: 75,000,000 shares authorized; 33,236,762 and
       16,265,838 outstanding in 2000 and 1999, respectively; $.125 par value per share and additional paid-in capital
                                                                         63,909       48,263
     Retained earnings                                                  266,132      171,278
     Other                                                               (5,611)      (3,906)
                                                                      ---------    ---------
           Total shareholders' equity                                   324,430      215,635
                                                                      ---------    ---------
                                                                      $ 520,771    $ 381,239
                                                                      =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

          Years ended December 29, 2000 and December 31, 1999 and 1998
                       In thousands, except per share data

                                                                   2000                  1999                  1998
                                                                   ----                  ----                  ----
Net sales                                                     $ 664,378             $ 530,436             $ 448,539
Cost of sales                                                   409,856               358,553               306,296
                                                              ---------             ---------             ---------
     Gross profit                                               254,522               171,883               142,243

Selling, general and administrative expenses                    131,113               110,694                88,827
Restructuring and other non-recurring items                       3,305                    --                    --
                                                              ---------             ---------             ---------
     Operating profit                                           120,104                61,189                53,416
Other income (expense):
     Interest income                                              6,341                 1,882                 2,080
     Interest expense                                            (3,482)               (3,477)               (3,264)
     Other, net                                                     (49)                 (585)                  111
                                                              ---------             ---------             ---------
                                                                  2,810                (2,180)               (1,073)
                                                              ---------             ---------             ---------
     Earnings before income taxes                               122,914                59,009                52,343
Income taxes                                                    (23,606)              (14,697)              (19,034)
                                                              ---------             ---------             ---------

Net earnings                                                  $  99,308             $  44,312             $  33,309
                                                              =========             =========             =========

Net earnings per share:
    Basic                                                     $    3.05             $    1.38             $    1.04
                                                              =========             =========             =========
    Diluted                                                   $    3.02             $    1.36             $    1.03
                                                              =========             =========             =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

          Years ended December 29, 2000 and December 31, 1999 and 1998
                                  In thousands

                                                                                           2000            1999           1998
                                                                                           ----            ----           ----
Cash flows from operating activities:
     Net earnings                                                                       $  99,308         $ 44,312         $ 33,309
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                     22,378           19,411           16,280
         Tax benefit from employee stock compensation                                       1,893              429              708
         Amortization of stock incentive plan expense                                       6,990            2,327            1,186
         Loss on sale of property, plant and equipment                                      1,301            1,076             --
         Deferred taxes                                                                    (4,239)           3,319            3,415
         Changes in assets and liabilities net of effect of
           acquisitions and divestitures:
              Trade receivables                                                           (31,527)          (9,345)          (1,705)
              Inventories                                                                 (22,032)           5,745           (4,634)
              Accounts payable                                                             10,630            3,788            5,191
              Accrued expenses                                                             23,816           (3,028)          (4,688)
         Other, net                                                                         5,270            1,218              665
                                                                                        ---------         --------         --------
         Net cash provided by operating activities                                        113,788           69,252           49,727
                                                                                        ---------         --------         --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                    (5,365)         (15,277)         (42,804)
     Capital expenditures, exclusive of acquisitions                                      (29,976)         (18,766)         (20,398)
     Proceeds from sale of property, plant and equipment                                      571            1,115              368
                                                                                        ---------         --------         --------
         Net cash used in investing activities                                            (34,770)         (32,928)         (62,834)
                                                                                        ---------         --------         --------
Cash flows from financing activities:
     Principal payments on long-term debt                                                 (36,243)         (73,185)         (25,483)
     Long-term borrowings                                                                  27,269           77,753           44,218
     Dividends paid                                                                        (4,430)          (4,133)          (3,759)
     Exercise of stock options                                                                220                5               97
     Sale of stock through employee stock purchase plan                                     8,388              916               --
     Purchase of Technitrol stock                                                              --               --             (145)
                                                                                        ---------         --------         --------
         Net cash (used in) provided by financing activities                               (4,796)           1,356           14,928

Net effect of exchange rate changes on cash                                                   248              (82)             (61)
                                                                                        ---------         --------         --------
Net increase in cash and cash equivalents                                                  74,470           37,598            1,760

Cash and cash equivalents at beginning of year                                             88,161           50,563           48,803
                                                                                        ---------         --------         --------
Cash and cash equivalents at end of year                                                $ 162,631         $ 88,161         $ 50,563
                                                                                        =========         ========         ========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

          Years ended December 29, 2000 and December 31, 1999 and 1998
                       In thousands, except per share data

                                                                                                   Other
                                                                                         -------------------------
                                                                                                       Accumulated
                                                 Common stock and                                         other
                                                   paid-in capital                        Deferred       compre-        Compre-
                                                -------------------        Retained       compen-        hensive        hensive
                                                Shares       Amount        earnings        sation         income         income
                                                ------       ------        --------        ------         ------         ------
Balance at January 1, 1998                      16,135      $43,148        $101,800       $(1,178)       $(1,395)
Purchase of common stock                            (8)        (145)             --            --             --
Stock options, awards and related
    compensation                                    43        1,398              --          (614)            --
Tax benefit of stock compensation                   --          708              --            --             --
Currency translation adjustments                    --           --              --            --          1,660         $ 1,660
Net earnings                                        --           --          33,309            --             --          33,309
                                                                                                                         -------
Comprehensive income                                --           --              --            --             --         $34,969
                                                                                                                         =======
Dividends declared ($.11625 per share)              --           --          (3,882)           --             --
                                                ------      -------        --------       -------        -------
Balance at December 31, 1998                    16,170      $45,109        $131,227       $(1,792)      $    265
                                                ======       ======         =======        ======            ===
Stock options, awards and related
    compensation                                    66        1,809              --          (609)            --
Tax benefit of stock compensation                   --          429              --            --             --
Stock issued under employee stock
    purchase plan                                   30          916              --            --             --
Currency translation adjustments                    --           --              --            --         (1,770)        $(1,770)
Net earnings                                        --           --          44,312            --             --          44,312
                                                                                                                         -------
Comprehensive income                                --           --              --            --             --         $42,542
                                                                                                                         =======
Dividends declared ($.13125 per share)              --           --          (4,261)           --             --
                                                ------      -------        --------       -------        -------
Balance at December 31, 1999                    16,266      $48,263        $171,278       $(2,401)       $(1,505)
                                                ======       ======         =======        ======         ======
Stock options, awards and related
    compensation                                    88        5,365              --        (1,470)            --
Tax benefit of stock compensation                   --        1,893              --            --             --
Stock issued under employee stock
    purchase plan                                  265        8,388              --            --             --
Currency translation adjustments                    --           --              --            --           (235)        $  (235)
Net earnings                                        --           --          99,308            --             --          99,308
                                                                                                                         -------
Comprehensive income                                --           --              --            --             --         $99,073
                                                                                                                         =======
Dividends declared ($.135 per share)                --           --          (4,454)           --             --

Two-for-one stock split effective in
    November 2000                               16,618           --              --            --             --
                                                ------      -------        --------       -------        -------
Balance at December 29, 2000                    33,237      $63,909        $266,132       $(3,871)       $(1,740)
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

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. In addition to the inventories included in the accompanying balance sheets, the Company has custody of inventories under consignment-type leases from suppliers ($40.8 million at December 29, 2000 and $39.5 million at December 31, 1999). This inventory consists primarily of precious metals which are used in the Company's electrical contact products manufacturing business. Included in interest expense for the year ended December 29, 2000 are consignment interest fees of $1.1 million. These interest costs were $1.4 million in both 1999 and 1998.

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

Revenue Recognition
-------------------

     Revenue is recognized upon shipment of product and passage of title without right of return.

Stock-based Compensation
------------------------

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Note 11 presents proforma results of operations as if Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), had been used to account for stock-based compensation plans.

Foreign Currency Translation
----------------------------

     Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity. We hedge significant cash-based transactional exposures, but we do not hedge remeasurement and translation exposures.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1)      Summary of Significant Accounting Policies, continued
         -------------------------------------------
Financial Instruments and Derivative Financial Instruments
----------------------------------------------------------

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

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, the Company periodically enters into hedging transactions which have been authorized pursuant to the Company's policies and procedures. Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange and option contracts are marked-to-market and unrealized gains and losses are included in current-period net income. At December 29, 2000, the Company had a foreign exchange contract in place to sell forward $3.2 million of U.S. dollars for French francs, in connection with the purchase of the electrical contacts business of Engelhard-CLAL on January 4, 2001. See additional discussion in Note 16 of Notes to Consolidated Financial Statements. At December 31, 1999, the Company did not have any derivative financial instruments outstanding, other than to sell forward approximately $1.2 million of precious metal purchased as part of the acquisition of MEC Betras Italia S.r.l. on December 22, 1999.

Estimates
---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications
-----------------

     Certain amounts in the prior-year financial statements have been reclassified to confirm with the current-year presentation.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions
    ------------

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

     The acquisition was accounted for by the purchase method of accounting. An allocation of purchase price to the assets acquired and liabilities assumed was made using fair values that include values based on independent appraisals and management estimates. The approximate fair value of the net assets acquired was $30.1, million resulting in goodwill of approximately $5.8 million. These amounts reflect adjustments made during 1999 to reflect the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

     The fair value of liabilities assumed included a reserve of approximately $3.7 million for restructuring the GTI businesses. The amount was established in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and was intended to cover the estimated expenses related to integrating GTI's operations into existing Electronic Components Segment ("ECS") facilities. Expenses were incurred primarily for terminating employees, leasehold terminations and other related exit costs, and no reserve remained at December 29, 2000.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions, continued
    -------------

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

                                                        Year Ended
                                                     Dec. 31, 1998
                                                     -------------
                 Net sales                                $489,336
                 Net earnings                              $17,627
                 Diluted earnings per share                  $1.09

     FEE Technology, S.A. ("FEE"): On July 3, 1998, the Company purchased all of
     -----------------------------
the capital stock of FEE. FEE designed and manufactured magnetic components for telecommunications and power conversion equipment. FEE is now part of the ECS.

     The total purchase price including assumed debt was approximately $17.0 million and was funded by cash on hand. In addition, transaction expenses and related acquisition costs were incurred. The approximate fair value of the net assets acquired was $8.3 million resulting in goodwill of approximately $8.7 million. The fair value of liabilities assumed included approximately $1.7 million for restructuring the FEE businesses, which was completed by December 31, 1999. The $1.7 million was primarily for severance payments and other related exit costs resulting from closing factories.

     The acquisition was accounted for by the purchase method of accounting and, therefore, the financial results of FEE have been included with those of the Company beginning on July 3, 1998. Historical pro forma results of operations would not be materially different from actual results.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(3)  Financial Statement Details
     ---------------------------

     The following provides details for certain financial statement captions at December 29, 2000 and December 31, 1999 (in thousands):

                                                             2000           1999
                                                             ----           ----
Inventories:
     Finished goods                                      $ 28,710       $ 21,916
     Work in progress                                      15,907         13,624
     Raw materials and supplies                            41,384         29,561
                                                         --------       --------
                                                         $ 86,001       $ 65,101
                                                         ========       ========
Property, plant and equipment, at cost:
     Land                                                $  4,081       $  4,226
     Buildings and improvements                            32,362         30,951
     Machinery and equipment                              137,296        115,749
                                                         --------       --------
                                                         $173,739       $150,926
                                                         ========       ========
Accrued expenses:
     Income taxes payable                                $ 37,214       $ 20,868
     Dividends payable                                      1,122          1,098
     Accrued compensation                                  26,746         18,013
     Other accrued expenses                                38,058         31,105
                                                         --------       --------
                                                         $103,140       $ 71,084
                                                         ========       ========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4)  Long-term Debt
     --------------

     At December 29, 2000 and December 31, 1999, long-term debt was as follows (in thousands):

                                                                                                       2000           1999
                                                                                                       ----           ----
Bank Loans

     Variable-rate (U.S. LIBOR plus 0.40%), multi-currency revolving credit facility with $125.0 million maximum draw, due June 29, 2001 (6.90% rate
        at December 31, 1999)                                                                       $    --        $11,000

     Variable-rate (EURIBOR plus 0.50%), Eurocurrency revolving credit facility with $20.0 million maximum draw, due June 19, 2001 (5.46% rate at
        December 29, 2000)                                                                           14,018         13,954

     Variable-rate (EURIBOR plus 0.625%), multi-currency bank loan facility with
        $40.0 million maximum draw, due December 31, 2001 (5.625% rate at
        December 29, 2000)                                                                           17,827         19,051

     Fixed-rate (5.57% and 4.85%), unsecured debt in Germany (denominated in Deutsche
        marks) due June 26, 2003                                                                      9,636         10,298

     Fixed-rate (5.65%), unsecured debt in Germany (denominated in Deutsche marks) due
        August 2, 2009                                                                                4,818          5,150

     Variable-rate (EURIBOR plus 0.625%), Eurocurrency offering basis credit facility with $5.0 million maximum draw, due June 29, 2001 (5.625% rate at December 29,
        2000)                                                                                         1,413             --
                                                                                                    -------        -------
         Total bank loans                                                                            47,712         59,453

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

     8.20% - 10.32% mortgage notes, due in monthly installments until 2007                              876          1,043
                                                                                                    -------         ------
         Total long-term debt                                                                        48,588         60,496

     Less current installments                                                                          151            167
                                                                                                    -------        -------
     Long-term debt excluding current installments                                                  $48,437        $60,329
                                                                                                    =======        =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4)  Long-term Debt, continued
     ---------------

     At the Company's option, interest on the $125.0 million multi-currency revolving credit facility may be based on the prime rate or on LIBOR. The facility is secured by a pledge of the stock of certain of the Company's domestic subsidiaries. All borrowings on that facility have been denominated in U.S. dollars.

     The Company entered into the Eurocurrency offering basis credit facility during 2000. The facility is unsecured and outstanding borrowings are denominated in the Euro.

     The Company has two fixed-rate term loans due on June 26, 2003. Each is for approximately $4.8 million as of December 29, 2000. The interest rates are 5.57% and 4.85%.

     The Company entered into a $10 million eurocurrency credit facility in December 2000 to finance a portion of the Engelhard-CLAL purchase, which was completed on January 4, 2001. The interest rate is based EURIBOR plus 0.55%, and the facility expires on December 31, 2001.

     Principal payments due within the next five years, based on terms of the Company's debt arrangements, are as follows (in thousands):

                2001                    $15,582
                2002                     17,991
                2003                      9,815
                2004                        147
                2005                        114

     All outstanding borrowings under the variable-rate credit facilities have been classified as non-current because the Company has the ability and the intent to refinance these obligations on a long-term basis.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(5)  Research, Development and Engineering Expenses
     ----------------------------------------------

     Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $20.2 million, $19.6 million and $16.8 million in 2000, 1999 and 1998, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $14.4 million, $12.8 million and $12.5 million in 2000, 1999 and 1998, respectively.

(6)  Income Taxes
     ------------

     Earnings (loss) before income taxes were as follows (in thousands):

                                                 2000          1999         1998
                                                 ----          ----         ----

Domestic                                    $  (5,849)      $   934      $ 5,984
Non-U.S.                                      128,763        58,075       46,359
                                            ---------       -------      -------
       Total                                $ 122,914       $59,009      $52,343
                                            =========       =======      =======


     Income tax expense was as follows (in thousands):

                                                 2000          1999         1998
                                                 ----          ----         ----
Current:
       Federal                              $   3,382       $   736      $ 4,420
       State and local                            458           858          688
       Non-U.S.                                24,005         9,784       10,511
                                            ---------       -------      -------
                                               27,845        11,378       15,619
Deferred (benefit) expense                     (4,239)        3,319        3,415
                                            ---------       -------      -------

                                            $  23,606       $14,697      $19,034
                                            =========       =======      =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)  Income Taxes, continued
     -------------

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

     A reconciliation of the statutory federal income tax rate with the effective income tax rate follows:

                                                              2000        1999        1998
                                                              ----        ----        ----
Statutory federal income tax rate                              35%          35%         35%
Increase (decrease) resulting from:
       Tax-exempt earnings of subsidiary in Puerto
           Rico                                                (1)          (1)         (1)
       State and local income taxes, net of federal
           tax effect                                           1            1           1
       Non-deductible expenses and other foreign
           income subject to U.S. income tax                    3            3          10
       Foreign                                                (19)         (14)        (10)
       Other, net                                              --            1           1
                                                              ---          ---         ---
Effective tax rate                                             19%          25%         36%
                                                              ===          ===         ===

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)  Income Taxes, continued
     -------------

     Deferred tax assets and liabilities included the following (in thousands):

                                                             2000          1999
                                                             ----          ----
Assets:
       Inventories                                       $    896      $  1,064
       Plant and equipment                                  1,194           355
       Vacation pay and other compensation                  1,766           886
       Pension expense                                        844           776
       Stock awards                                         1,806         1,411
       Accrued liabilities                                  5,519         4,387
       Net operating losses                                 3,729         4,483
       Capital losses carryover                             6,582         6,582
       Other                                                1,951           227
                                                         --------      --------
              Total deferred tax assets                    24,287        20,171
              Valuation allowance                          (6,582)       (6,582)
                                                         --------      --------
              Net deferred tax assets                      17,705        13,589

Liabilities:
       Deferred taxes on foreign operations                 2,600         2,600
       Other                                                   --           123
                                                         --------      --------
              Total deferred tax liabilities                2,600         2,723
                                                         --------      --------
              Net deferred tax assets                      15,105        10,866
              Less current deferred tax assets              3,870         2,251
                                                         --------      --------
              Long-term deferred income taxes            $ 11,235      $  8,615
                                                         ========      ========

Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $339.9 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 29, 2000. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. It is not practical to estimate the amount of unrecognized deferred taxes on these undistributed earnings. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(7)  Commitments and Contingencies
     -----------------------------

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense amounts for the years ended December 29, 2000 and December 31, 1999 and 1998 were $5.9 million, $5.4 million and $4.5 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 29, 2000 were as follows (in thousands):

                         Year
                        Ending
                        ------
                         2001                 $ 7,109
                         2002                   5,416
                         2003                   4,885
                         2004                   4,001
                         2005                   3,484
                      Thereafter                1,905
                                              -------
                                              $26,800
                                              =======

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, as a result of the acquisition of GTI, the Company is involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a facility in Leesburg, Indiana. The Company anticipates making additional environmental expenditures in future years to continue its environmental studies, analysis and remediation activities. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

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

                                                                     (continued)

                       Technitrol, Inc. and Subsidiaries

(8)  Shareholders' Equity
     --------------------

     On October 19, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% common stock dividend for shareholders of record as of November 6, 2000, payable November 27, 2000. A total of 16,618,381 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. Relevant share and per share amounts have been restated to retroactively reflect the stock split.

     The retained earnings of the Company at December 29, 2000 include approximately $8.5 million which has been restricted in accordance with the laws of the People's Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiaries in the PRC, may not be available for distribution to the U.S. parent company or its shareholders but is not required to be held in cash.

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

     The Company has a qualified, non-compensatory employee stock purchase plan that provides substantially all U.S. employees an opportunity to purchase common stock of the Company. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are generally 24 and six months in duration, respectively. In connection with this stock purchase plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2000 and 1999, employees purchased approximately 530,000 and 60,000 shares, respectively.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(9)  Earnings Per Share
     ------------------

     Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the year. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were approximately 5,500 in 2000 and 36,000 in 1999 and 1998. Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on November 27, 2000. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                  2000            1999           1998
                                  ----            ----           ----
Net income                     $99,308         $44,312        $33,309
Basic earnings per share:
    Shares                      32,510          32,092         31,962
    Per share amount             $3.05           $1.38          $1.04

Diluted earnings per share:
    Shares                      32,859          32,492         32,406
    Per share amount             $3.02           $1.36          $1.03


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

     Pension expense (benefit) was as follows (in thousands):

                                                               2000                1999                1998
                                                               ----                ----                ----
Principal defined benefit plans                             $   149             $  (982)            $  (176)
Multi-employer and other employee benefit plans                 490                 295                 206
                                                            -------             -------             -------
                                                            $   639             $  (687)            $    30
                                                            =======             =======             =======

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                               2000                1999                1998
                                                               ----                ----                ----
Service cost - benefits earned during the period            $ 1,309             $ 1,180             $ 1,093
Interest cost on projected benefit obligation                 1,566               1,399               1,376
Expected actual return on plan assets                        (2,430)             (2,256)             (2,290)
Curtailment gain                                                 --                (664)                 --
Net amortization                                               (296)               (641)               (355)
                                                            -------             -------             -------
         Net periodic pension cost                          $   149             $  (982)            $  (176)
                                                            =======             =======             =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued
     -----------------------

The financial status of the principal defined benefit plans at December 29, 2000 and December 31, 1999, was as follows (in thousands):

                                                             2000          1999
                                                             ----          ----
Change in benefit obligation:

     Benefit obligation at beginning of year             $ 20,989      $ 20,910

         Service cost                                       1,190         1,180
         Interest cost                                      1,566         1,399
         Actuarial gain                                      (656)         (880)
         Plan termination                                                  (900)
         Plans not previously aggregated (1)                2,109            --
         Benefits paid                                       (801)         (720)
                                                         --------      --------
     Benefit obligation at end of year                     24,397        20,989
                                                         --------      --------
Change in plan assets:

     Fair value of plan assets at beginning of year        26,548        25,951

         Actual return on plan assets                       5,082         3,189
         Employer contributions                                --            --
         Plan termination                                                (1,872)
         Plans not previously aggregated (1)                  852            --
         Benefits paid                                       (793)         (720)
                                                         --------      --------
     Fair value of plan assets at end of year              31,689        26,548
                                                         --------      --------

     Funded status                                          7,292         5,559
     Unrecognized:
         Net gains                                        (11,491)       (9,496)
         Prior service cost                                   633           654
         Net transition obligation                             62            17
                                                         --------      --------
Accrued pension costs at the end of the year             $ (3,504)     $ (3,266)
                                                         ========      ========

                                                                     (continued)


(1) These Plan obligations and related expenses have been historically reflected in the Company's financial results but were not aggregated in the disclosure due to immateriality in prior years.

                       Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued
     -----------------------

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 2000 and 1999 were as follows:

            Discount rate                                            7.3%
            Annual compensation increases                            4.8%
            Expected long-term rates of return on plan assets        9.0%

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributed a matching amount equal to $.50 for each $1.00 of the participant's contribution not in excess of 3% of the participant's annual wages. Beginning September 1, 1999, the Company increased its contribution amount to a matching amount equal to $1.00 for each $1.00 of the participant's contribution not in excess of 4% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,529,000, $681,000 and $586,000 in 2000, 1999 and 1998, respectively.

     The Company does not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(11) Stock-Based Compensation
     ------------------------

     The Company has an incentive compensation plan for employees of the Company and its subsidiaries. One component of this plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on the achievement of performance objectives and/or continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:

                                                                 Available to
                                                                   be granted
                                                                 ------------
Shares authorized                                                   2,400,000
Awarded during years prior to 2000, net of cancellations           (1,925,162)
                                                                 ------------
Balance at December 31, 1999                                          474,838
Awarded during 2000, net of cancellations                             (90,712)
                                                                 ------------
Balance available at December 29, 2000                                384,126
                                                                 ============

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued
     -------------------------

     During the years ended December 29, 2000 and December 31, 1999 and 1998, the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $2,598,000, $1,683,000 and $1,210,000, respectively. Shares are held by the Company until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the Incentive Compensation Plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares when restrictions lapse. Cash awards are accrued over the restriction period, and the related expense is variable based on the market value of the shares. Amounts charged to expense as a result of the Incentive Compensation Plan and related expenses were $6,990,000 in 2000, $2,327,000 in 1999 and $1,186,000 in 1998. A substantial portion of the shares granted are subject to variable accounting, whereby the related compensation expense is adjusted to reflect the impact of market price of the underlying shares awarded.

     The Company also has a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist the Company in attracting and retaining highly qualified persons to serve on the Company's Board of Directors. Under the terms of the plan, 60,000 shares of the Company's common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors. In 2000 and 1999, 5,096 and 10,848 shares, respectively, (including those deferred at the directors' election) were issued under the plan. A total of 38,264 shares remain available for issuance under the plan.

     In connection with the 1995 acquisition of Pulse Engineering, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. At December 29, 2000, 5,878 options remained outstanding, all of which were exercised during the first quarter of 2001. No additional options are expected to be granted under the assumed plans.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued
     -------------------------

     As permitted by the provisions of FAS 123, the Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the Company's employee stock purchase plan. If compensation cost for the Company's employee stock purchase plan had been determined based on the fair value as required by FAS 123, the Company's pro forma net income and earnings per basic and diluted share for 2000 would have been $78.2 million, $2.41 and $2.38, and for 1999 would have been $43.9 million, $1.37 and $1.35, respectively.


(12) Restructuring and Other Non-recurring Items
     -------------------------------------------

     During the first quarter of 2000, the Company initiated a restructuring plan, referred to as "Strategy 2000," aimed at reducing the costs of manufacturing in the ECPS's operations. Employee termination and other costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees include both direct and indirect personnel, and are primarily located at the Company's facility in Pforzheim, Germany. A total charge of $5.5 million was included in the line titled "Restructuring and other non-recurring items" in the consolidated statements of earnings for the year ended December 29, 2000. Approximately $3.7 million of this amount relates to employee termination costs and $.9 million relates to exit costs within the ECPS. In addition, a charge of $.9 million was made for the impairment of certain assets in the segment. Partially offsetting these amounts was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $.8 million gain related to a business interruption insurance settlement. (See additional discussion under Results of Operations in Item 7 of this Report.)

                Restructuring Provision (Amounts in millions:)
                -----------------------

                Accrued in quarter ended March 31, 2000       $  4.6
                Severance payments                              (1.2)
                Non-cash asset disposals                        (0.9)
                                                                ----
                Balance at December 29, 2000                  $  2.5
                                                                ====

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(13) Supplementary Information
     -------------------------

     The following amounts were charged directly to costs and expenses (in thousands):

                                                   2000               1999               1998
                                                   ----               ----               ----
     Depreciation                               $18,548            $15,678            $13,933
     Amortization of intangible assets            3,830              3,733              2,347
     Advertising                                    662                780                799
     Repairs and maintenance                     10,382              6,480              6,472
     Bad debt expense                             1,063                116                632

Cash payments made:

     Income taxes                               $14,218            $17,604            $11,813
     Interest                                     3,530              3,528              3,344

Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items.

(14) Segment Information
     -------------------

     The "Business Segment Financial Information" and "Geographic Information" sections on pages 2 through 8 of this Form 10-K are integral parts of the Company's consolidated financial statements.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(15) Quarterly Financial Data (Unaudited)
     ------------------------------------

     Quarterly  results  of  operations   (unaudited)  for  2000  and  1999  are
summarized as follows (in thousands, except per share data):

                                                                             Quarter Ended
                                                                             -------------
                                                       Mar. 31           June 30         Sept. 29           Dec. 29
                                                       -------           -------         --------           -------
2000:
         Net sales                                    $152,693          $163,186         $170,674          $177,825
         Gross profit                                   54,141            62,542           68,549            69,290
         Net earnings                                   16,832            24,884           27,784            29,808
         Net earnings per share:
              Basic                                        .52               .77              .85               .91
              Diluted                                      .52               .76              .84               .90

                                                        Apr. 2            July 2           Oct. 1           Dec. 31
                                                        ------            ------           ------           -------
1999:
         Net sales                                    $125,230          $127,857         $137,032          $140,317
         Gross profit                                   38,139            40,028           44,052            49,664
         Net earnings                                    8,736            10,275           12,218            13,083
         Net earnings per share:
              Basic                                        .27               .32              .38               .41
              Diluted                                      .27               .32              .37               .40

Earnings per share amounts reflect stock splits through December 29, 2000.

(16) Subsequent Event
     ----------------

     The Company completed the acquisition of the electrical contacts business of Engelhard-CLAL headquartered in Noisy, France on January 4, 2001. The business will operate as a unit of the ECPS. Net sales are expected to be approximately $25 million in 2001.

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)

                                                                      Additions (Deductions)
                                                               -----------------------------------
                                                              Charged to    Write-offs
                                                  Balance      costs and        and                        Balance
Description                                      January 1      expenses      payments      Other(1)     December 31
-----------                                      ---------     ---------     ---------      -------      ----------
Year ended December 29, 2000:
Reserve for obsolete and slow-moving
    inventory                                    $   6,283     $   8,129     $  (5,186)     $      --     $   9,226
                                                 =========     =========     =========      =========     =========
Reserve for doubtful accounts                    $     882     $   1,063     $     (37)     $      --     $   1,908
                                                 =========     =========     =========      =========     =========

Year ended December 31, 1999:
Reserve for obsolete and slow-moving
    inventory                                    $  17,134     $   4,483     $ (15,334)     $      --     $   6,283
                                                 =========     =========     =========      =========     =========
Reserve for doubtful accounts                    $     819     $     116     $     (53)     $      --     $     882
                                                 =========     =========     =========      =========     =========

Year ended December 31, 1998:
Reserve for obsolete and slow-moving
    inventory                                    $   3,720     $   3,541     $  (4,280)     $  14,153     $  17,134
                                                 =========     =========     =========      =========     =========
Reserve for doubtful accounts                    $     202     $     632     $    (416)     $     401     $     819
                                                 =========     =========     =========      =========     =========

----------
(1) Primarily relates to acquisitions

                                  Exhibit Index

DOCUMENT
--------

 3.  (a) Articles of Incorporation             Incorporated by reference to
                                               Exhibit 1 from Form 8-A/A dated
                                               April 10, 1998

     (b) By-laws                               Incorporated by reference to
                                               Exhibit 3(ii) from Form 10-Q for
                                               the quarter ended July 2, 1999

 4.  Instruments defining rights of            Incorporated by reference to Form
     security holders                          8-A/A dated July 5, 2000

21.  Subsidiaries of Registrant                Page 59

23.  Consent of Certified Public               Page 60
     Accountants


--------------------------------------------------------------------------------