Form 10-Q
period 2001-03-30
TECHNITROL INC
filed 2001-04-27
CIK 96763

Exhibit Index
                                                                  is on page 24

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 30, 2001, or

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

Registrant's telephone number, including area code: 215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES X   NO
                                               ---     ----


Common Stock - Shares Outstanding as of April 20, 2001:       33,619,189

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                               Technitrol, Inc. and Subsidiaries

                                 Consolidated Balance Sheets

                             March 30, 2001 and December 29, 2000
                                       In thousands

                                                      March 30, 2001     Dec. 29, 2000
                                                      --------------     -------------
         Assets
         ------
                                                       (unaudited)
Current assets:
     Cash and cash equivalents                           $172,474           $162,631
     Trade receivables                                     99,120            108,423
     Inventories                                           85,621             86,001
     Prepaid expenses and other current assets             11,245             11,679
                                                         --------           --------
           Total current assets                           368,460            368,734

Property, plant and equipment                             182,413            173,739
     Less accumulated depreciation                         83,044             81,341
                                                         --------           --------
           Net property, plant and equipment               99,369             92,398
Deferred income taxes                                      11,235             11,235
Excess of cost over net assets acquired, net               55,089             47,064
Other assets                                                1,864              1,340
                                                         --------           --------
                                                         $536,017           $520,771
                                                         ========           ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt              $ 38,447           $    151
     Accounts payable                                      31,267             35,046
     Accrued expenses                                      91,634            103,140
                                                         --------           --------
           Total current liabilities                      161,348            138,337

Long-term liabilities:
     Long-term debt, excluding current installments        15,933             48,437
     Other long-term liabilities                           10,595              9,567

Shareholders' equity:
     Common stock and additional paid-in capital           69,167             63,909
     Retained earnings                                    282,992            266,132
     Other                                                 (4,018)            (5,611)
                                                         --------           --------
           Total shareholders' equity                     348,141            324,430
                                                         --------           --------
                                                         $536,017           $520,771
                                                         ========           ========

See accompanying Notes to Consolidated Financial Statements.


                                 Technitrol, Inc. and Subsidiaries

                                Consolidated Statements of Earnings

                                             (Unaudited)
                                In thousands, except per share data

                                                                      Quarter Ended
                                                             March 30, 2001   March 31, 2001
                                                             --------------   --------------

Net sales                                                       $157,244         $152,693

Costs and expenses applicable to sales
     Cost of goods sold                                          107,917           98,552
     Selling, general and administrative expenses                 27,613           31,018
     Restructuring and other non-recurring items, net                --             3,305
                                                                --------         --------

         Total costs and expenses applicable to sales            135,530          132,875
                                                                --------         --------

Operating profit                                                  21,714           19,818

Other income (expense)
     Interest, net                                                 1,211              (25)
     Other                                                           (64)              37
                                                                --------         --------

         Total other income                                        1,147               12
                                                                --------         --------

Earnings before taxes                                             22,861           19,830

Income taxes                                                       4,867            2,998
                                                                --------         --------

Net earnings                                                    $ 17,994         $ 16,832
                                                                ========         ========

Net earnings per share:
     Basic                                                      $    .55         $    .52
     Diluted                                                    $    .54         $    .52

Dividends declared per share                                    $ .03375         $ .03375


See accompanying Notes to Consolidated Financial Statements.


                                                Technitrol, Inc. and Subsidiaries

                                              Consolidated Statements of Cash Flows

                                                        (Unaudited)

                                                       In thousands
                                                                                 Quarter Ended
                                                                                 -------------
                                                                        March 30, 2001     March 31, 2000
                                                                        --------------     --------------
Cash flows from operating activities:
Net earnings                                                                $ 17,994           $16,832
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                             6,062             5,664
     Tax benefit from employee stock compensation                                236             1,629
     Amortization of stock incentive plan expense                                772             1,383
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts payable and accrued expenses                                 (22,710)           11,479
       Trade receivables                                                      11,892           (16,102)
       Inventories                                                             2,161            (2,188)
     Other, net                                                                1,933              (483)
                                                                            --------           -------
         Net cash provided by operating activities                            18,340            18,214
                                                                            --------           -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                      (12,911)           (1,633)
     Capital expenditures                                                     (6,003)           (5,356)
     Proceeds from sale of property, plant and equipment                          55               120
                                                                            --------           -------
         Net cash used in investing activities                               (18,859)           (6,869)
                                                                            --------           -------

Cash flows from financing activities:
     Dividends paid                                                           (1,122)           (1,098)
     Proceeds of short-term borrowings, net of repayments                      9,343             2,386
     Principal payments of long-term debt                                       (245)           (8,019)
     Payoff of debt assumed in acquisition                                    (3,920)              --
     Sale of stock through employee stock purchase plan                        6,435             1,628
     Exercise of stock options                                                    17                 7
                                                                            --------           -------
         Net cash provided by (used in) financing activities                  10,508            (5,096)
                                                                            --------           -------

Net effect of exchange rate changes on cash                                     (146)             (224)
                                                                            --------           -------

Net increase in cash and cash equivalents                                      9,843             6,025

Cash and cash equivalents at beginning of year                               162,631            88,161
                                                                            --------           -------

Cash and cash equivalents at March 30, 2001 and
  March 31, 2000                                                            $172,474           $94,186
                                                                            ========           =======

See accompanying Notes to Consolidated Financial Statements.

                                                    Technitrol, Inc. and Subsidiaries

                                          Consolidated Statement of Changes in Shareholders' Equity

                                                    Quarter Ended March 30, 2001

                                                             (Unaudited)
                                                  In thousands, except per share data

                                                                                                 Other
                                                                                      -----------------------------
                                                                                                       Accumu-
                                                Common stock and                                      lated other
                                                 paid-in capital                          Deferred      compre-      Compre-
                                              --------------------       Retained          compen-      hensive      hensive
                                               Shares       Amount       earnings          sation        income      income
                                               ------       ------       --------          ------        ------      ------
Balance at December 29, 2000                  33,237       $63,909       $266,132         $(3,871)      $(1,740)

Stock options, awards and related
    compensation                                 (10)       (1,413)                         1,878
Tax benefit of stock compensation                              236
Stock issued under employee stock
    purchase plan                                392         6,435
Currency translation adjustments                                                                          (285)       $  (285)
Net earnings                                                               17,994                                      17,994
                                                                                                                      -------
Comprehensive income                                                                                                  $17,709
                                                                                                                      =======
Dividends declared ($.03375 per share)                                     (1,134)
                                              ------       -------       --------        -------       -------
Balance at March 30, 2001                     33,619       $69,167       $282,992        $(1,993)      $(2,025)
                                              ======       =======       ========        =======       =======

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)      Accounting Policies
         -------------------

         For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 29, 2000.

         The results for the quarter ended March 30, 2001 and March 31, 2000, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 30, 2001 are not necessarily indicative of annual results.

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)      Acquisitions
         ------------

         Grupo ECM: In March 2001, we acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates based in Mexico City. We refer to these operations as Grupo ECM. Grupo ECM manufactures and markets inductive components primarily for automotive applications. We have integrated this business into the Electronic Components Segment ("ECS"). The purchase price was not material to the Company's consolidated financial position.

         Engelhard-CLAL: In January 2001, we acquired the electrical contacts business of Engelhard-CLAL. These operations are headquartered in France with additional operations in Spain and the United Kingdom. Engelhard-CLAL manufactures electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. We have integrated this business into the Electrical Contact Products Segment ("ECPS"). The purchase price of Engelhard-CLAL assets was not material to the Company's consolidated financial position.

         EWC, Inc: In October 2000 we purchased certain assets of EWC, Inc. EWC manufactured magnetic components primarily for the defense and aerospace industries. We have integrated this business into the Specialty Components Division of ECS. The purchase price was not material to the Company's consolidated financial position.

         Tool and Die facility in Estonia from AMP: In January of 2000, the Company completed the acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia, from AMP, a division of Tyco Electronics Corporation. We have integrated this business into the ECPS. The purchase price was not material to the Company's consolidated financial position.

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring
         -------------

         During the first quarter of 2000, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing in the ECPS's operations. Employee termination and related costs were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The Company provided severance and related benefits to approximately 120 employees. Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees include both direct and indirect personnel, and a majority is located at the Company's facility in Pforzheim, Germany. A pre-tax charge of $5.5 million is included in the line titled "Restructuring and other non-recurring items" in the consolidated statements of earnings in the first quarter of 2000. Approximately $3.7 million of this amount related to employee severance and related payments. In addition, we recorded $0.9 million of charges related to the impairment of certain assets within the ECPS and $0.9 million for other exit costs. Partially offsetting these amounts was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to a business interruption insurance settlement. Both of these items also related to the ECPS. (See additional discussion in Item 2 of this report.)

             Restructuring Provision (in millions):
             -----------------------
             Balance at December 29, 2000                       $  2.5
             Severance and other cash payments                    (0.9)
             Non-cash asset disposals                             (0.2)
                                                                ------
             Balance at March 30, 2001                          $  1.4
                                                                ======

(4)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                               March 30,          December 29,
                                                 2001                2000
                                                 ----                ----
             Finished goods                     $30,776             $28,710
             Work in process                     13,883              15,907
             Raw materials and supplies          40,962              41,384
                                                -------             -------
                                                $85,621             $86,001
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

         At March 30, 2001, the Company had three foreign exchange forward contracts outstanding. The terms of the contracts were less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)      Earnings Per Share
         ------------------

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. There were no options outstanding at March 30, 2001, although there were approximately 37,000 outstanding at March 31, 2000. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                       Quarter Ended
                                                 March 30,         March 31,
                                                    2001              2000
                                                    ----              ----
Net earnings                                      $17,994           $16,832
     Basic earnings per share:
         Shares                                    32,916            32,200
         Per share amount                         $   .55           $   .52
     Diluted earnings per share:
         Shares                                    33,250            32,622
         Per share amount                         $   .54           $   .52

         On October 23, 2000, the Company announced a two-for-one stock split in the form of a 100% stock dividend payable on November 27, 2000. At that time, one additional share of stock was issued for each share outstanding to shareholders of record on November 6, 2000. All per share amounts for periods before this stock split have been restated to reflect the split.

                        Technitrol, Inc. and Subsidiaries

(7)      Business Segment Information
         ----------------------------

         For the quarters ended March 29, 2001 and March 31, 2000, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 29, 2000 to March 30, 2001. In addition, the basis for determining segment financial information has not changed from 2000. Specific segment data are as follows:

                                                          Quarter Ended
                                                     March 30,      March 31,
                                                       2001            2000
                                                       ----            ----
Net Sales:
     Electronic Components                           $ 91,320        $ 92,529
     Electrical Contact Products                       65,924          60,164
                                                     --------        --------
         Total                                       $157,244        $152,693
                                                     ========        ========

Earnings before income taxes:
     Electronic Components                           $ 17,206       $  20,182
     Electrical Contact Products                        4,508           2,941
     Electrical Contact Products Segment
       restructuring and other non-recurring items         --          (3,305)
                                                     --------        --------
         Operating profit                              21,714          19,818
     Other income, net                                  1,147              12
                                                     --------        --------
     Earnings before income taxes                    $ 22,861        $ 19,830
                                                     ========        ========


                                  Page 9 0f 25

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

         Electronic Components Segment

         Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electronic signals. They are used primarily in local area network ("LAN"), Internet connectivity, telecommunication and power-conversion products. We manufacture these products in the United States, France, Malaysia, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

         Our strategy is to expand our electronic components business through a combination of internal growth and acquiring companies in the electronic components business. We have made numerous acquisitions in recent years. Our recent acquisitions include:

           o Grupo ECM: In late March 2001, we acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates. We refer to these operations as Grupo ECM. Grupo ECM manufactures and markets inductive components primarily for automotive applications. It is based in Mexico City and had revenues in 2000 of approximately $18 million.

           o EWC, Inc: We purchased certain assets of EWC, Inc. in October 2000. EWC manufactured magnetic components primarily for the defense and aerospace industries. We have integrated this business into the Specialty Components Division of Pulse. The EWC acquisition was not material to our consolidated financial position or results of operations.

         Our electronic component businesses operate as a unified business throughout the world under the name Pulse.

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

         o motor controls;

         o switches and relays;

         o wiring devices;

         o temperature controls;

         o appliances;

         o automobiles;

         o telecommunications products; and

         o various other electrical products.

         The ECPS has manufacturing facilities in the United States, Mexico, Puerto Rico, Germany, Spain, Italy, France, Estonia, Hungary and the PRC.


         Other ECPS acquisitions in recent years include:

         o Tianjin Electrical Metal Works - In November of 1999, we acquired the operating assets of this electrical contacts business based in Tianjin, PRC.

         o MEC Betras Italia S.r.l. -In December of 1999, we acquired the operating assets of MEC Betras, located in Italy. MEC Betras produced electrical contact rivets and stamped electrical contact parts.

         o Engelhard-CLAL - In early January 2001, we acquired the electrical contacts business of Engelhard-CLAL. These operations are headquartered in France with additional operations in Spain and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. Annualized revenues for these operations are expected to be approximately $25 million in 2001.

         In 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia. We also began operations in Hungary building molding tools.

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

Liquidity and Capital Resources

         Working capital at March 30, 2001 was $207.1 million compared to $230.4 million at December 29, 2000, a decrease of $23.3 million. Working capital at March 30, 2001 includes current debt installments of $38.4 million. Current debt installments at December 29, 2000 were $0.2 million. Our revolving credit facilities mature during 2001 and, as a result, amounts outstanding under these facilities at March 20, 2001 were classified as current debt installments. We expect to refinance these facilities prior to their expiration date and are currently discussing the terms of a new facility with our banks. Upon refinancing, outstanding amounts will be reclassified as long-term debt. Had these borrowings been classified as long-term at March 30, 2001, working capital would have increased by $15.2 million during the quarter.

         Cash on hand increased approximately $9.8 million from December 29, 2000 while total debt outstanding increased approximately $5.8 million. The increase in debt during the quarter primarily results from our acquisition of Engelhard-CLAL on January 4, 2001. We borrowed approximately 34 million French francs (approximately $4.8 million) under a new credit facility in France to finance a portion of the purchase price. In addition, we funded initial working capital needs of the Engelhard-CLAL operations during the first quarter.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under new or existing credit facilities will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds and additional borrowings for acquisitions of suitable businesses or assets.

         All existing debt facilities mature by December 31, 2001. We believe that we can replace all available amounts at reasonable rates relative to our liquidity needs and the current credit market conditions.

         At March 30, 2001, we had approximately $164.3 million of unused lines of credit from banks.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the quarter ended March 30, 2001 was $18.3 million. Net earnings, adjusted for non-cash depreciation and amortization charges, contributed $24.1 million to cash flow during the period. The decrease in ECS revenue from the fourth quarter of 2000 to the first quarter of 2001, in accord with the significant reduction in electronics business in general, particularly in North America, caused a significant decrease in accounts receivable as outstanding customer balances were collected and replaced with a much lower level of receivables. Average weekly revenue declined throughout the quarter and we expect this trend to continue into the second quarter. Accordingly, further reductions in accounts receivable are expected, along with the resulting positive cash impact. Decreases in accounts payable and accrued expenses more than offset the positive cash impact arising from the decrease in accounts receivable. The decrease in accounts payable and accrued expenses resulted from payments made for income taxes and compensation related items, as well as a lower level of accounts payable.

         Cash Flows from Investing Activities

         Cash used by investing activities was $18.9 million during the quarter ended March 30, 2001. Approximately $6.0 million of cash was used for capital expenditures. The level of capital expenditures decreased from 2000 due to tight spending controls and lower ECS capacity needs resulting from lower sales. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures and we may acquire other businesses or product lines to expand our breadth and scope of operations. However, we expect spending on capital projects in 2001 to be approximately one-third below 2000 actual levels. This excludes acquisition-related projects.

         Other investing activities consumed approximately $12.9 million. This primarily represents the cash used to acquire the Engelhard-CLAL and Grupo ECM operations.

         With the exception of approximately $8.5 million of retained earnings in the PRC which are restricted in accordance with PRC regulations, substantially all retained earnings are free from legal or contractual restrictions. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If such earnings were brought back to the United States, significant tax liabilities could be incurred in the United States. This could have a material unfavorable impact on our net income and cash position.

         Cash Flows from Financing Activities

         Approximately $10.5 million of cash was generated from financing activities in the quarter ended March 30, 2001. We borrowed approximately $9.3 million of debt during the three months ended March 30, 2001, net of repayments. In connection with our acquisition of Grupo ECM, we immediately repaid approximately $3.9 million of debt acquired with the operations.

         During the first quarter of 2001, we paid dividends of approximately $1.1 million. We expect to continue paying quarterly dividends for the foreseeable future. During this same period we received proceeds of $6.4 million from the sale of stock through our employee stock purchase plan, although we do not expect to continue receiving such significant proceeds through our employee stock purchase plan in the near-term.


         Foreign Currency Effects

         Euro currencies were approximately 5% weaker, on average, relative to the U.S. dollar during the first quarter of 2001 than in the first quarter of 2000. As a result, we incurred foreign currency losses in our ECS European operations, as Euro currency denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. As a result of the downward valuation of Euro currencies, we also experienced a negative translation adjustment to equity because our investment in the ECPS's European operations was worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity, although the amount recorded in the first quarter of 2001 was not material to our consolidated financial position. Foreign currency fluctuations in the first quarter of 2001 were generally less significant than those experienced in the third and fourth quarter of 2000.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because ECPS's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on ECPS's European sales will be partially offset by the impact on its expenses and bank borrowings, most of which are also denominated in Euros.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At March 30, 2001, we had three foreign currency forward contracts outstanding. The contracts were short-term in duration (less then 30 days) and were settled in April. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

New Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard was amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities". These standards were concurrently effective for quarters of fiscal years beginning after June 15, 2000. We adopted this standard in the first quarter of 2001, although it had no immediate effect on our operating results or liquidity. The prospective impact of this standard will depend on the nature and amount of hedging activity in which we engage.


Results of Operations

         Our results of operations for the quarter ended March 30, 2001 and March 31, 2000 are as follows. Amounts are in thousands:

                                                        Three Months Ended
                                                     March 30,       March 31,
                                                        2001            2000
                                                        ----            ----
Net sales:
     Electronic Components                            $ 91,320        $ 92,529
     Electrical Contact Products                        65,924          60,164
                                                      --------        --------
         Total                                        $157,244        $152,693
                                                      ========        ========

Earnings before income taxes:
     Electronic Components                            $ 17,206        $ 20,182
     Electrical Contact Products                         4,508           2,941
     Electrical Contact Products Segment
       restructuring and other non-recurring
       items                                               --           (3,305)
                                                      --------        --------
         Operating profit                               21,714          19,818
     Other income, net                                   1,147              12
                                                      --------              --
     Earnings before income taxes                     $ 22,861        $ 19,830
                                                      ========        ========

         Revenues

         Net sales for the first quarter of 2001 increased approximately $4.6 million, or 3.0%, from the comparable period in 2000. Our sales growth from the comparable quarter last year was attributable primarily to the acquisition of Engelhard-CLAL.

         ECS revenues decreased $1.2 million, or 1.3%, from the first quarter of 2000. ECS sales were significantly lower in the first quarter of 2001 than in the fourth quarter of 2000 as new order rates declined and significant customer order cancellations occurred. Throughout 2000, record ECS growth was achieved due to Pulse's customers' demand for broadband access technology, the latest generation networking equipment, and feature-rich wireline and wireless connectivity. This trend reversed abruptly late in 2000 particularly in North America and has been reported by virtually all of ECS's major customers, original equipment manufacturers (OEMs), contract manufacturers and distributors. We expect the ECS sales decline to continue during the near term.

         Sales within the ECPS during the quarter ended March 30, 2001 increased $5.8 million from the first quarter of 2000. Sales in the 2001 period reflect strong European markets and contributions from the Engelhard-CLAL operations, acquired in early January 2001. These positive factors more than offset a Euro to U.S. dollar exchange rate that was approximately 5% weaker than in the first quarter of 2000. Had the euro to dollar exchange rate been the same in the first quarter of 2001 as it was in the first quarter of 2000, sales within the ECPS would have been approximately $2.0 million higher than was actually reported for the quarter ended March 30, 2001.

         Cost of Sales

         Our consolidated gross margin for the quarter ended March 30, 2001 was 31.4% compared to 35.5% for the first quarter of 2000. Since the ECS gross profit as a percentage of sales is typically higher than that of the ECPS, our consolidated gross margin in 2001 was negatively affected by a sales mix weighted more heavily by the ECPS. In addition, the ECS recorded provisions for inventory, severance and termination of a subcontracting relationship of approximately $4.8 million pre-tax during the 2001 quarter resulting from the precipitous downturn in the ECS market. ECS's customers are unable to predict the duration or extent of the current ECS market downturn, although it has continued into the second quarter. Accordingly, it is possible that further slow-moving inventory provisions may be necessary in 2001. The ECPS gross margin in 2001 benefited from higher volumes as well as contributions from the Engelhard-CLAL acquisition and the segment's Strategy 2000 work force streamlining and process improvement efforts. Strategy 2000 is described in more detail below.

         Operating Expenses

         Total selling, general and administrative expenses for the first quarter of 2001 were $27.6 million, or 17.6% of sales, compared to $31.0 million, or 20.3% of sales, in the comparable 2000 period. The decrease in selling, general and administrative expenses in 2001 is due to reduced costs associated with tight spending controls, lower incentive awards and lower expenses related to our restricted stock plan. Incentive awards were $1.9 million lower in the first quarter of 2001 versus the comparable 2000 period, primarily due to lower ECS operating results. The underlying expense is variable and trends with the Company's overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. Stock based compensation plans including the restricted stock plan were $0.3 million lower in the first quarter of 2001 versus the comparable 2000 period. The underlying expense is variable and dependent on our common stock price. Operating margins declined for the ECS due primarily to the provisions recorded in cost of sales. The ECPS operating margin improved due to improved cost controls and the segment's Strategy 2000 work force reduction and process improvement initiatives.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the quarter ended March 30, 2001 and March
31, 2000, RD&E by segment was as follows:


                                  Quarter Ended
                                                  March 30,       March 31,
                                                     2001           2000
                                                     ----           ----
RD&E:
     Electronic Components                         $4,331          $3,760
     % of Segment Sales                               4.7%            4.1%

     Electrical Contact Products                   $1,178          $1,205
     % of Segment Sales                               1.8%            2.0%

Neither segment plans any significant reduction in RD&E efforts in the near term.

         Restructuring and other non-recurring items of approximately $3.3 million, net, were recorded in the quarter ended March 31, 2000 and relate to the ECPS. Our ECPS managers realigned certain operations in 2000 to maximize market opportunities and reduce costs after an overall strategic reassessment of ECPS's business, particularly in Europe. An element of Strategy 2000 was aimed at reducing our ECPS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Other elements of Strategy 2000 call for relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided approximately $3.7 million for employee severance and related payments. In addition, we recorded approximately $0.9 million of charges related to the impairment of certain assets within the ECPS and $0.9 million for other exit costs. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. Both of these items also relate to the ECPS.

         Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. Approximately 50 people were terminated under the plan as of March 30, 2001. It is anticipated that the majority of the payments related to Strategy 2000 will be made during 2001. For many of the terminated employees, severance agreements include statutory notice-period pay and a lump-sum severance payment at the end of the notice period. For these employees, a substantial portion of the reserve is not used until severance payments are made. The net savings of the plan began in 2000, although we will not realize the full benefit of the program until the completion of the part-time retirement aspect of the program. As part of Strategy 2000, 78 people elected to leave the Company under a government approved part-time retirement program as of March 30, 2001. The people in the part-time retirement program will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and general and administrative expenses.


         Interest

         Net interest income was $1.2 million during the first quarter of 2001. Interest expense approximated interest income for the comparable period in 2000. This higher net interest income in 2001 resulted from higher cash levels and higher interest yields on invested cash despite lower interest rates in the market.

         All of our existing credit facilities have variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We are currently arranging a new multi-currency revolving debt facility with a syndicate of commercial banks. The interest rate on this new facility has not yet been determined. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.


         Income taxes

         Our effective income tax rate during the first quarter of 2001 was 21.3%, compared to 15.1% for the first quarter of 2000. The relatively low effective rate in 2000 resulted from the impact of the Strategy 2000 charge against income in high-tax European jurisdictions and proportionately higher income in lower tax jurisdictions. Excluding the impact of the Strategy 2000 charge and other non-recurring items, our effective tax rate for the first quarter of 2000 would have been approximately 20.1%.

Other Issues

         Precious Metal

         The ECPS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and leasing and consignment eliminates the risk of a decrease in the market price of owned precious metal which can be substantial. The terms of sale within the ECPS allow us to charge customers for the current market value of silver. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the vast majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.


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

         We sometimes provide forecasts of future financial performance. We are optimistic about our long-term prospects; however, the following issues and uncertainties, among others, should be considered in evaluating our prospects for the future.

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


We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

         If we cannot obtain sufficient quantities of raw materials, including precious metals used by the ECPS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of precious metal on page 19 of this report.


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


We Rely on Our Customers' Forecasts

         We have very little visibility into our customers' near-term purchasing patterns and are therefore, highly dependent on our customers' forecasts, particularly in the ECS. These forecasts might be wrong and we may not be able to adequately plan our production scheduling, materials management and working capital requirements to meet our customers' demand.

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

         o precious metals leasing costs, which cannot always be recovered;

         o foreign exchange ceilings imposed by foreign governments could impact our ability to internally transfer cash balances; and

         o liquidity requirements could necessitate movements of existing cash balances, causing unfavorable tax consequences and potentially unfortunate foreign currency exchanges in the spot markets.

         We believe that we have the market opportunities, product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future events, costs, margins, product mix and profits are all subject to unpredictable factors including those discussed above.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 29, 2000.

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

                                  Exhibit Index

Document
--------

  3.(i)  Articles of Incorporation     Incorporated by reference to Form 8-A/A
                                         dated April 10, 1998

    (ii) By-laws                       Incorporated by reference from Form 10-Q
                                         for the quarter ended July 2, 1999

  4.     Instruments defining rights   Incorporated by reference to 8-A/A dated
           of security holders           July 5, 2000

--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Technitrol, Inc.
                             ---------------------------------------------------
                                                 (Registrant)



   April 27, 2001            /s/Albert Thorp, III
---------------------        ---------------------------------------------------
     (Date)                  Albert Thorp, III
                             Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


   April 27, 2001            /s/Drew A. Moyer
---------------------        ---------------------------------------------------
     (Date)                  Drew A. Moyer
                             Corporate Controller and Secretary
                                  (Principal Accounting Officer)