Form 10-Q
period 2001-06-29
TECHNITROL INC
filed 2001-07-31
CIK 96763

Exhibit Index
                                                                   is on page 27

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 29, 2001, or

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

Registrant's telephone number, including area code: 215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES  X   NO
                                                ---     ----


Common Stock - Shares Outstanding as of July 27, 2001:        33,623,366


                                     1 of 28

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                       June 29, 2001 and December 29, 2000
                                  In thousands

                                                        June 29,      Dec. 29,
         Assets                                           2001          2000
         ------                                           ----          ----
                                                      (unaudited)
Current assets:
     Cash and cash equivalents                          $176,165      $162,631
     Trade receivables                                    74,465       108,423
     Inventories                                          72,374        86,001
     Prepaid expenses and other current assets            11,913        11,679
                                                        --------      --------
           Total current assets                          334,917       368,734

Property, plant and equipment                            180,024       173,739
     Less accumulated depreciation                        85,989        81,341
                                                          ------      --------
           Net property, plant and equipment              94,035        92,398
Deferred income taxes                                     10,542        11,235
Excess of cost over net assets acquired, net              54,182        47,064
Other assets                                              16,476         1,340
                                                        --------      --------
                                                        $510,152      $520,771
                                                        ========      ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt             $    362      $    151
     Accounts payable                                     19,863        35,046
     Accrued expenses                                     83,270       103,140
                                                        --------      --------
           Total current liabilities                     103,495       138,337

Long-term liabilities:
     Long-term debt, excluding current installments       50,830        48,437
     Other long-term liabilities                           9,939         9,567

Shareholders' equity:
     Common stock and additional paid-in capital          69,068        63,909
     Retained earnings                                   280,398       266,132
     Other                                                (3,578)       (5,611)
                                                        --------      --------
           Total shareholders' equity                    345,888       324,430
                                                        --------      --------
                                                        $510,152      $520,771
                                                        ========      ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                     2 of 28


                                           Technitrol, Inc. and Subsidiaries

                                          Consolidated Statements of Earnings

                                                   (Unaudited)
                                         In thousands, except per share data

                                                            Three Months Ended        Six Months Ended
                                                          June 29,    June 30,      June 29,     June 30,
                                                            2001        2000          2001         2000
                                                            ----        ----          ----         ----

Net sales                                                 $112,835    $163,186      $270,079     $315,879

Costs and expenses applicable to sales:
    Cost of goods sold                                      88,064     100,644       194,931      199,196
    Selling, general and administrative expenses
                                                            24,608      32,252        52,021       63,270
    Restructuring and other non-recurring items, net
                                                             2,956         --          4,206        3,305
                                                          --------    --------      --------     --------

         Total costs and expenses applicable to
             sales                                         115,628     132,896       251,158      265,771
                                                          --------    --------      --------     --------

Operating profit (loss)                                     (2,793)     30,290        18,921       50,108

Other income:
     Interest, net                                             714         546         1,925          521
     Other                                                     162         182            98          219
                                                          --------    --------      --------     --------

         Total other income (expense)                          876         728         2,023          740
                                                          --------    --------      --------     --------

Earnings before income taxes                                (1,917)     31,018        20,944       50,848

Income taxes (benefit)                                        (458)      6,134         4,409        9,132
                                                          --------    --------      --------     --------

Net earnings (loss)                                       $ (1,459)   $ 24,884      $ 16,535     $ 41,716
                                                          ========    ========      ========     ========

Net earnings (loss) per share:
     Basic                                                $  (0.04)   $   0.77      $   0.50     $   1.29
     Diluted                                              $  (0.04)   $   0.76      $   0.49     $   1.28

Dividends declared per share                              $ .03375    $ .03375      $  .0675     $  .0675


See accompanying Notes to Unaudited Consolidated Financial Statements.


                                     3 of 28

                               Technitrol, Inc. and Subsidiaries

                             Consolidated Statements of Cash Flows

                       Six Months Ended June 29, 2001 and June 30, 2000
                                         (Unaudited)
                                         In thousands

                                                                           June 29,      June 30,
                                                                             2001          2000
                                                                             ----          ----
Cash flows from operating activities:
Net earnings                                                               $ 16,535       $41,716
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                           12,229        10,996
     Tax benefit from employee stock compensation                               231           411
     Amortization of stock incentive plan expense                             1,708         3,917
     Loss on sale property, plant and equipment                                 545           699
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts payable and accrued expenses                                (35,533)       20,069
       Trade receivables                                                     34,036       (25,401)
       Inventories                                                           14,768        (5,017)
     Other, net                                                              (2,974)         (224)
                                                                           --------      --------
         Net cash provided by operating activities                           41,545        47,166
                                                                           --------      --------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                     (26,784)       (1,731)
     Capital expenditures                                                    (8,691)      (13,026)
     Proceeds from sale of property, plant and equipment                      1,004           242
                                                                           --------      --------
         Net cash used in investing activities                              (34,471)      (14,515)
                                                                           --------      --------

Cash flows from financing activities:
     Dividends paid                                                          (2,256)       (2,203)
     Proceeds of long-term borrowings                                        15,078         9,513
     Principal payments of long-term debt                                    (8,331)      (20,873)
     Payoff of debt assumed in acquisition                                   (3,944)          --
     Sale of stock through employee stock purchase plan                       6,434         1,628
     Proceeds from exercise of stock options                                     17            54
                                                                           --------      --------
         Net cash provided by (used in) financing activities                  6,998       (11,881)
                                                                           --------      --------

Net effect of exchange rate changes on cash                                    (538)         (104)
                                                                           --------      --------

Net increase in cash and cash equivalents                                    13,534        20,666

Cash and cash equivalents at beginning of year                              162,631        88,161
                                                                           --------      --------

Cash and cash equivalents at June 29, 2001 and June 30, 2000               $176,165      $108,827
                                                                           ========      ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                     4 of 28

                                      Technitrol, Inc. and Subsidiaries

                      Consolidated Statement of Changes in Shareholders' Equity

                                           June 29, 2001

                                           (Unaudited)
                               In thousands, except per share data

                                                                                           Other
                                                                                 ---------------------------
                                                                                                Accumu-
                                        Common stock and                                      lated other
                                         paid-in capital                          Deferred       compre-       Compre-
                                        -------------------       Retained         compen-       hensive       hensive
                                        Shares       Amount       earnings         sation        income        income
                                        ------       ------       --------         ------        ------        ------
Balance at December 29, 2000            33,237      $63,909       $266,132         $(3,871)     $(1,740)

Stock options, awards and related
    compensation                            (6)      (1,506)                         2,587
Tax benefit of stock compensation                       231
Stock issued under employee stock
    purchase plan                          392        6,434
Currency translation adjustments                                                                   (554)      $  (554)
Net earnings                                                        16,535                                     16,535
                                                                                                              -------
Comprehensive income                                                                                          $15,981
                                                                                                              =======
Dividends declared ($.0675 per share)                               (2,269)
                                        ------      -------       --------        --------      -------
Balance at June 29, 2001                33,623      $69,068       $280,398        $(1,284)      $(2,294)
                                        ======      =======       ========        ========      =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                     5 of 28

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

         The results for the quarter ended June 29, 2001 and June 30, 2000, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 29, 2001 are not necessarily indicative of annual results.

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)      Acquisitions

         Full Rise Electronics Co. Ltd. In April 2001, the Company made a minority investment in the common stock of Full Rise Electronics Co. Ltd. ("FRE"). FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple port jacks. This investment was made by the Electronic Components Segment ("ECS") and the Company has an option to purchase additional shares of common stock in FRE in the future.

         Grupo ECM: In March 2001, the Company acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates based in Mexico City. These operations are referred to as Grupo ECM. Grupo ECM manufactured and marketed inductive components primarily for automotive applications. This business was integrated into the ECS. The purchase price was not material to the Company's consolidated financial position.

         Engelhard-CLAL: In January 2001, the Company acquired the electrical contacts business of Engelhard-CLAL. These operations are based in France with additional operations in Spain and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. This business was integrated into the Electrical Contact Products Segment ("ECPS"). The purchase price of Engelhard-CLAL assets was not material to the Company's consolidated financial position.


                                     6 of 28

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions, continued

         EWC, Inc: In October 2000, the Company purchased certain assets of EWC, Inc. EWC manufactured magnetic components primarily for the defense and aerospace industries. This business was integrated into the Specialty Components Division of ECS. The purchase price was not material to the Company's consolidated financial position.

         Tool and Die facility in Estonia from AMP: In January of 2000, the Company completed the acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia, from AMP, a division of Tyco Electronics Corporation. This business was integrated into the ECPS. The purchase price was not material to the Company's consolidated financial position.

 (3)     Restructuring

         In light of the downturn in the markets served by the ECS during the second quarter of 2001, the Company initiated a restructuring plan with the goal of reducing the ECS's cost structure. Accordingly, a $1.9 million provision was recorded in the second quarter, primarily for severance payments to manufacturing personnel. Approximately 830 personnel, primarily involved in Asian manufacturing, were terminated. Additionally, approximately 60 support personnel were terminated in North America and Europe. Essentially all of the employee severance and related payments in connection with these actions have been completed as of June 29, 2001. Approximately $0.2 million of the provision remains for severance payments to be made in the third quarter for European-based personnel.

         During the second quarter of 2001, the Company also decided to close its manufacturing facility in Thailand, and to transfer production to other ECS facilities in Asia. Approximately $1.0 million was provided for this action, comprised of $0.8 million for severance and related payments and $0.2 million for other exit costs. The majority of this accrual will be utilized in the third quarter of 2001.

         In the first quarter of 2001, approximately $1.3 million of severance was paid to 1,255 manufacturing personnel primarily in Asia, and 35 support personnel primarily in North America. These amounts were originally recorded as cost of goods sold and selling, general and administrative expenses of $1.0 million and $0.3 million, respectively, during the quarter ended March 30, 2001. These amounts have been reclassified on a year-to-date basis in the second quarter, in order to be consistent with the presentation of the second quarter provisions discussed above.

                                     7 of 28

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring, continued

         During the first quarter of 2000, the Company initiated a restructuring plan aimed at reducing the costs of manufacturing in the ECPS's operations. The Company provided severance and related benefits to approximately 120 employees. Accordingly, reserves were established for these costs during the quarter ended March 31, 2000. The affected employees included both direct and indirect personnel, and a majority were located at the Company's facility in Pforzheim, Germany.

         Restructuring provision (in millions):    ECPS        ECS      Total
         -----------------------                   ----        ---      -----
         Balance at December 29, 2000              $2.5       $ --      $ 2.5
         New provisions                              --        4.2        4.2
         Severance and other cash payments         (1.2)      (3.0)      (4.2)
         Non-cash asset disposals                  (0.2)       --        (0.2)
                                                   ----       ----      -----
         Balance at June 29, 2001                  $1.1       $1.2      $ 2.3
                                                   ====       ====      =====

(4)      Inventories

         Inventories consisted of the following (in thousands):

                                                    June 29,        December 29,
                                                      2001              2000
                                                      ----              ----
         Finished goods                             $23,547            $28,710
         Work in process                             12,355             15,907
         Raw materials and supplies                  36,472             41,384
                                                    -------            -------
                                                    $72,374            $86,001
                                                    =======            =======

(5)      Derivatives and Other Financial Instruments

         The Company utilizes derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

         At June 29, 2001, the Company had two foreign exchange forward contracts outstanding. The terms of the contracts were less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.


                                     8 of 28

                        Technitrol, Inc. and Subsidiaries

(6)      Earnings Per Share

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. There were no options outstanding at June 29, 2001, and there were approximately 27,000 common share equivalents at June 30, 2000. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                             Three Months Ended             Six Months Ended
                                           June 29,      June 30,         June 29,      June 30,
                                             2001          2000             2001          2000
                                             ----          ----             ----          ----
Net earnings (loss)                        $(1,459)      $24,844          $16,535       $41,716
     Basic earnings (loss) per share:
         Shares                             33,253        32,346           33,089        32,272
         Per share amount                  $  (.04)      $   .77          $   .50       $  1.29
     Diluted earnings (loss) per share:
         Shares                             33,578        32,724           33,414        32,650
         Per share amount                  $  (.04)      $   .76          $   .49       $  1.28

         On October 23, 2000, the Company announced a two-for-one stock split in the form of a 100% stock dividend payable on November 27, 2000. At that time, one additional share of stock was issued for each share outstanding to shareholders of record on November 6, 2000. All per share amounts for periods before this stock split have been restated to reflect the split.


                                     9 of 28

                        Technitrol, Inc. and Subsidiaries

 (7)     Business Segment Information

         For the quarters ended June 29, 2001 and June 30, 2000, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 29, 2000 to June 29, 2001. In addition, the basis for determining segment financial information has not changed from 2000. Specific segment data are as follows:

                                                   Three Months Ended                Six Months Ended
                                                June 29,       June 30,          June 29,       June 30,
                                                  2001           2000              2001           2000
                                                  ----           ----              ----           ----
Net sales:
     Electronic Components                      $ 55,665       $104,862          $146,985       $197,391
     Electrical Contact Products                  57,170         58,324           123,094        118,488
                                                --------       --------           -------       --------
         Total                                  $112,835       $163,186          $270,079       $315,879
                                                ========       ========           =======       ========

Earnings (loss) before income taxes:
     Electronic Components                      $ (2,325)      $ 26,808          $ 16,131       $ 46,990
     Electronic Components Segment
       restructuring and other
       non-recurring items                        (2,956)           --             (4,206)           --
     Electrical Contact Products                   2,488          3,482             6,996          6,423
     Electrical Contact Products Segment
       restructuring and other
       non-recurring items                           --             --                --          (3,305)
                                                --------       --------          --------       --------
         Operating profit                         (2,793)        30,290            18,921         50,108
     Other income (expense), net                     876            728             2,023            740
                                                --------       --------          --------       --------
     Earnings (loss) before income taxes        $ (1,917)      $ 31,018          $ 20,944       $ 50,848
                                                ========       ========          ========       ========

(8)      Pending Acquisition

         On May 23, 2001, the Company announced that it had signed a definitive agreement to acquire all of the capital stock of Excelsus Technologies, Inc. ("Excelsus"), a producer of customer-premises digital subscriber line filters and other broadband accessories based in Carlsbad, California. The purchase price for Excelsus is expected to be approximately $87.5 million in cash. Excelsus recorded revenues of approximately $40.0 million in 2000. The acquisition is expected to be completed in the third quarter of 2001. See additional discussion in Item 2, Liquidity and Capital Resources.

                                    10 of 28

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Please refer to pages 21 through 24 of this report for a description of "forward-looking statements" and factors that may affect future results.

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

         Our strategy is to expand our electronic components business through a combination of internal growth and acquiring companies in the electronic components business. We have made numerous acquisitions in recent years. Our recent acquisitions include:

         o Grupo ECM: In March 2001, we acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates. We refer to these operations as Grupo ECM. Grupo ECM manufactured and marketed inductive components primarily for automotive applications. It is based in Mexico City and had revenues in 2000 of approximately $18 million.

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


                                    11 of 28

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

         The ECPS has manufacturing facilities in the United States, Mexico, Puerto Rico, Germany, Spain, Italy, France, Estonia, Hungary and the PRC.

         ECPS acquisitions in recent years include:

         o Engelhard-CLAL - In January 2001, we acquired the electrical contacts business of Engelhard-CLAL. These operations are based in France, Spain and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. Annualized revenues for these operations are expected to be approximately $ 25 million in 2001.

         o Tool and Mold Fabrication - In 2000, we finalized our acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia. We also began operations in Hungary building molding tools. Virtually all of these tools and molds are for our own use and enable us to maintain control over our proprietary tool and mold designs.

         o MEC Betras Italia S.r.l. -In December of 1999, we acquired the operating assets of MEC Betras, located in Italy. MEC Betras produced electrical contact rivets and stamped electrical contact parts.

         o Tianjin Electrical Metal Works - In November of 1999, we acquired the operating assets of this electrical contacts business based in Tianjin, PRC.

                                    12 of 28

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

Liquidity and Capital Resources

         Working capital at June 29, 2001 was $231.4 million compared to $230.4 million at December 29, 2000, an increase of $1.0 million. Cash on hand increased approximately $13.5 million from December 29, 2000 while total debt outstanding increased approximately $2.6 million. Accounts receivable declined by $34.0 million and inventories declined by $13.6 million, both reflecting the significant downturn in our electronics markets since the beginning of the year.

         All previous credit facilities and lines of credit, excluding fixed term loans, were replaced as of June 20, 2001 under a new multicurrency revolving credit agreement providing for $225 million of credit capacity. The total credit capacity under the replaced credit facilities and lines of credit was $205 million. We pay a facility fee on the total credit facility size, irrespective of whether there are outstanding borrowings or not. The facility fee ranges from 0.275% to 0.450% and is based on our EBITDA to debt ratio. Borrowings can be in U.S. dollars, Euros or British pounds sterling. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency: LIBOR or prime rate for U.S. dollars, Euro-LIBOR for Euros, and a rate approximating Sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.85% to 1.425% depending on our EBITDA to debt ratio.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our new credit agreement will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds or borrowings for acquisitions of suitable businesses or assets. At June 29, 2001, we had approximately $188.4 million of unused capacity available under the new credit agreement.

         We anticipate the completion of our acquisition of Excelsus Technologies, Inc. during the third quarter in 2001. In order to fund the purchase price, we expect to incur incremental borrowings under our credit agreement. Interest expense will increase accordingly during the period subsequent to the acquisition. Refer to additional discussion of Excelsus Technologies, Inc. in Note 8 in the Notes to Unaudited Consolidated Financial Statements.


                                    13 of 28

         Cash Flows from Operating Activities

         Cash provided by operating activities for the six months ended June 29, 2001 was $41.5 million. Net earnings, adjusted for non-cash depreciation and amortization charges, contributed $28.8 million to cash flow during the period. A significant decrease in ECS revenue from the first quarter to the second quarter of 2001 caused a significant decrease in accounts receivable as outstanding customer balances were collected and replaced with a much lower level of receivables. Average weekly revenue declined throughout the quarter. Decreases in accounts payable and accrued expenses offset the positive cash impact arising from the decrease in accounts receivable. The decrease in accounts payable and accrued expenses resulted from payments made for income taxes and compensation related items, as well as a lower level of trade accounts payable. Inventory declined by $14.8 million during the six-month period ended June 29, 2001 due to the significant reduction in ECS revenue during the period and corresponding actions to limit purchases and production activity. The reduction also reflects approximately $5.4 million of write-offs for slow moving inventory during the period.

         Cash Flows from Investing Activities

         Cash used by investing activities was $34.5 million during the six months ended June 29, 2001. Approximately $8.7 million of cash was used for capital expenditures. We make capital expenditures to expand production capacity and to improve our operating efficiency. The level of capital expenditures decreased from 2000 due to tight spending controls and lower ECS capacity needs resulting from lower sales. We plan to continue making such expenditures and we may acquire other businesses or product lines to expand our breadth and scope of operations. However, we expect spending on capital projects in 2001 to be significantly below 2000 actual levels. This excludes acquisition-related projects.

         Other investing activities consumed approximately $26.8 million. This included $13.9 million for the minority interest investment made in FRE.

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


                                    14 of 28

         Cash Flows from Financing Activities

         Approximately $7.0 million of cash was generated from financing activities in the six months ended June 29, 2001. We borrowed approximately $6.7 million of debt during the six months ended June 29, 2001, net of repayments. In connection with our acquisition of Grupo ECM, we immediately repaid approximately $3.9 million of debt acquired with the operations.

         During the first six months of 2001, we paid dividends of approximately $2.3 million. We expect to continue paying quarterly dividends for the foreseeable future. During this same period we received proceeds of $6.4 million from the sale of stock through our employee stock purchase plan. We do not expect to continue receiving significant proceeds through our employee stock purchase plan in the near-term.

         Foreign Currency Effects

         Euro currencies were approximately 6.9% weaker, on average, relative to the U.S. dollar during the second quarter of 2001 than in the second quarter of 2000. Euro currencies were also 10.8% weaker, on average, relative to the U.S. dollar at June 29, 2001 versus December 29, 2000. As a result, we incurred slight foreign currency losses in our ECS European operations, as Euro currency denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes. As a result of the downward valuation of Euro currencies, we also experienced a negative translation adjustment to equity because our investment in the ECPS's European operations was worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity, although the amount recorded in the second quarter of 2001 was not material to our consolidated financial position.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because ECPS's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on ECPS's European sales will be partially offset by the impact on its expenses and bank borrowings, most of which, regarding ECPS's European operations, are also denominated in Euros.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At June 29, 2001, we had two foreign currency forward contracts outstanding. The contracts were short-term in duration (less then 30 days) and were settled in July. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.


                                    15 of 28

New Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "SFAS 121".

         The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         Based on current goodwill balances, the Company will have approximately $52.4 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was approximately $3.8 and $1.8 for the year ended December 31, 2000 and the six months ended June 29, 2001, respectively. Other than prospective non-amortization of goodwill, we do not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on our revenue, operating results or liquidity.

                                    16 of 28

Results of Operations

         Our results of operations for the quarter ended June 29, 2001 and June 30, 2000 are as follows. Amounts are in thousands:

                                                   Three Months Ended                 Six Months Ended
                                                June 29,         June 30,         June 29,         June 30,
                                                  2001             2000             2001             2000
                                                  ----             ----             ----             ----
Net sales:
     Electronic Components                      $ 55,665         $104,862         $146,985         $197,391
     Electrical Contact Products                  57,170           58,324          123,094          118,488
                                                --------         --------         --------         --------
         Total                                  $112,835         $163,186         $270,079         $315,879
                                                ========          =======          =======         ========

Earnings (loss) before income taxes:
     Electronic Components                      $ (2,325)        $ 26,808         $ 16,131         $ 46,990
     Electronic Components Segment
       restructuring and other non-recurring
       items                                      (2,956)             --            (4,206)             --
     Electrical Contact Products                   2,488            3,482            6,996            6,423
     Electrical Contact Products Segment
       restructuring and other non-recurring
       items                                         --               --               --            (3,305)
                                                --------         --------         --------         --------
         Operating profit                         (2,793)          30,290           18,921           50,018
     Other income, net                               876              728            2,023              740
                                                --------         --------         --------         --------
     Earnings (loss) before income taxes        $ (1,917)        $ 31,018         $ 20,944         $ 50,848
                                                ========         ========         ========         ========

         Revenues

         Net sales for the second quarter of 2001 decreased approximately $50.4 million, or 30.9%, from the comparable period in 2000. Our sales decline from the comparable quarter last year was attributable primarily to the precipitous downturn in markets served by the ECS that began late in 2000.

         ECS revenues decreased $49.2 million, or 46.9%, from the second quarter of 2000. ECS sales were significantly lower in 2001 than in comparable periods in 2000 as new order rates declined and significant customer order cancellations occurred. Throughout 2000, record ECS growth was achieved due to Pulse's customers' demand for broadband access technology, latest generation networking equipment, and feature-rich wireline and wireless connectivity. This trend reversed abruptly late in 2000, particularly in North America, and has been reported by virtually all of ECS's major customers, competitors, suppliers and peer companies. We expect that ECS sales will decline modestly in the third quarter of 2001 as compared to the second quarter of 2001.

         Sales within the ECPS during the quarter ended June 29, 2001 decreased $1.2 million or 2.0% from the second quarter of 2000. Sales in the 2001 period reflect strong European markets and contributions from the Engelhard-CLAL operations, acquired in early January 2001. However, these positive factors were more than offset by a slowdown in North American manufacturing activity during the second quarter. The lower manufacturing activity resulted in lower sales primarily from machine tool and other customers in the commercial and industrial controls sector. In addition, the Euro to U.S. dollar exchange rate was approximately 6.9% weaker than in the second quarter of 2000. Had the Euro to U.S. dollar exchange rate been the same in the second quarter of 2001 as it was

                                    17 of 28
in the second quarter of 2000, sales within the ECPS would have been approximately $3.0 million higher than was actually reported for the quarter ended June 29, 2001.

         Cost of Sales

         Our consolidated gross margin for the quarter ended June 29, 2001 was 21.9% compared to 38.3% for the second quarter of 2000. Since the ECS gross profit as a percentage of sales is typically higher than that of the ECPS, our consolidated gross margin in 2001 was negatively affected by a sales mix weighted more heavily by the ECPS and by the very low gross margin of ECS compared to any time in recent history. The ECS recorded pre-tax provisions in cost of goods sold for inventory and severance of approximately $4.8 million during the second quarter of 2001. These resulted from the ECS's actions to reduce production capacity and from the imposition of our normal inventory valuation policies. ECS's customers are unable to predict the duration or extent of the current ECS market downturn. Accordingly, it is possible that further severance and slow-moving inventory provisions may be necessary in 2001. The lower revenues for ECPS in North America resulted in manufacturing inefficiencies and lower gross margins in the second quarter of 2001. These factors more than offset the positive impact of the segment's Strategy 2000 work force streamlining and process improvement efforts. Strategy 2000 is described in more detail below.

         Operating Expenses

         Excluding restructuring and other non-recurring items, total selling, general and administrative expenses for the second quarter of 2001 were $24.6 million, or 21.8% of sales, compared to $32.2 million, or 19.8% of sales, in the comparable 2000 period. The decrease in selling, general and administrative expenses in 2001 is due to reduced costs associated with tight spending controls, lower incentive awards and lower expenses related to our restricted stock plan. There were no incentive awards in the second quarter of 2001 compared to $2.5 million in the second quarter of 2000. The underlying expense is primarily variable and dependent upon the Company's overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in October of 2000, have not been met. Stock based compensation plans including the restricted stock plan were $0.7 million lower in the second quarter of 2001 versus the comparable 2000 period. The underlying expense is variable and dependent on our common stock price. Operating margins declined for the ECS due primarily to weak volume, severance and the inventory provisions recorded in cost of sales. The ECPS operating margin declined due to soft demand in North America, offset somewhat by improved cost controls and the segment's Strategy 2000 work force reduction and process improvement initiatives.


                                    18 of 28

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 29, 2001 and June 30, 2000, RD&E by segment was as follows:

                                      Three Months Ended            Six Months Ended
                                     June 29,      June 30,       June 29,      June 30,
                                       2001           2000          2001          2000
                                       ----           ----          ----          ----
RD&E:
     Electronic Components            $4,003        $3,735         $8,334       $7,495
     % of Segment Sales                  7.2%          3.6%           5.7%         3.8%

     Electrical Contact Products     $   985        $1,122         $2,163       $2,327
     % of Segment Sales                  1.7%          1.9%           1.8%         2.0%

Neither segment plans any significant reduction in RD&E efforts in the near term.

         During the second quarter of 2001, the Company initiated a restructuring plan with the goal of reducing the ECS's cost structure, in light of the downturn in the markets served by the ECS. Accordingly, a $2.9 million provision was recorded in the second quarter, primarily for severances of manufacturing personnel and shut down of the ECS's manufacturing facility in Thailand. A total of approximately 830 personnel, primarily involved in Asian manufacturing were terminated. Additionally, approximately 60 support personnel were terminated in North America and Europe. Essentially all of the employee severance and related payments in connection with these actions were paid prior to June 29, 2001. Approximately $0.2 million of the provision remains for severance payments to be made in the third quarter for European based personnel.

         Approximately $1.0 million was provided for the shutdown of Thailand, comprised of $0.8 million for severance and related payments and $0.2 for other exit costs. The majority of this accrual is expected to be utilized in the third quarter of 2001.

         In the first quarter of 2001, approximately $1.3 million of severance was paid to approximately 1,255 manufacturing personnel primarily in Asia, and 35 support personnel primarily in North America. These amounts were originally recorded as cost of goods sold and selling, general and administrative expenses of $1.1 million and $0.2 million, respectively. These amounts have been reclassified on a year-to-date basis in the second quarter, in order to be consistent with the presentation of the second quarter provisions as discussed above.

         The ECS expects to continue restructuring efforts throughout the remainder of 2001, though the amounts will depend on specific actions taken to reduce manufacturing capacity and improve efficiency. The actions taken so far (plant closures and reduction in support personnel worldwide) are expected to result in approximately $5.0 million of annualized savings which will begin in the third quarter of 2001. The majority of savings is expected to occur in selling, general and administrative expenses.

         Restructuring and other non-recurring items of approximately $3.3 million, net, were recorded in the quarter ended March 31, 2000 and related to the ECPS. Our ECPS managers realigned certain operations in 2000 to maximize market opportunities and reduce costs after an overall strategic reassessment of ECPS's business, particularly in Europe. An element of Strategy 2000 was aimed

                                    19 of 28
at reducing our ECPS employment levels by approximately 120 people, primarily in Germany. This reduction may be partially offset by targeted hiring of individuals dedicated to certain product lines and initiatives. Other elements of Strategy 2000 call for relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany.
As a result of the program, we provided approximately $3.7 million for employee severance and related payments. In addition, we recorded approximately $0.9 million of charges related to the impairment of certain assets within the ECPS and $0.9 million for other exit costs. Offsetting these Strategy 2000 costs was a gain of approximately $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. Both of these items also relate to the ECPS.

         Although we developed the plan for Strategy 2000 during the quarter ended March 31, 2000 and announced the plan to employees, no employee termination payments were made under the plan as of that date. Approximately 50 people were terminated under the plan as of June 29, 2001. It is anticipated that the majority of the payments related to Strategy 2000 will be made during 2001. For many of the terminated employees, severance agreements include statutory notice-period pay and a lump-sum severance payment at the end of the notice period. For these employees, a substantial portion of the reserve is not used until severance payments are made. As part of Strategy 2000, 78 people elected to leave the Company under a government approved part-time retirement program as of June 29, 2001. The people in the part-time retirement program will retire at varying times, the latest of which is in 2002. Cost savings from the reduction in employment levels will affect both cost of goods sold and general and administrative expenses.

         Interest

         Net interest income was $0.7 million during the second quarter of 2001 versus $0.5 in the comparable quarter of 2000. This higher net interest income in 2001 resulted from higher cash levels and higher interest yields resulting from investments of cash balances.

         Our new credit facility has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

         Income taxes

         Our effective income tax rate during the second quarter of 2001 was 23.9%, compared to 19.8% for the second quarter of 2000. The relatively higher effective rate in 2001 versus the comparable period of 2000 resulted from a higher proportionate share of taxable earnings in high-tax jurisdictions. We recorded income taxes in the second quarter of 2001 as a benefit.


                                    20 of 28

Other Issues

         Precious Metal

         The ECPS uses silver, as well as other precious metals, in the manufacturing of electrical contacts, rivets and other products. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and leasing and consignment eliminated the risk of a decrease in the market price of owned precious metal which can be substantial. The terms of sale within the ECPS allow us to charge customers for the current market value of silver. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. We believe this risk is shared by all of our competitors.

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

         We are operating in the midst of the most severe contraction of technology markets in history, as well as a general slowdown in North American industry activity.

         ECS operates in technology driven markets that, since the end of 2000, have experienced the most severe contraction in history. No one can predict exactly how long this will last or whether we have yet reached the bottom of this contraction period. In addition, no one can predict what will happen to average selling prices when markets begin to recover and customers look for even lower prices from suppliers who have significant unused capacities. The North American industrial markets are growing anemically and no one can predict when they will recover.


                                    21 of 28

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



                                    22 of 28

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

         If we cannot obtain sufficient quantities of raw materials, including precious metals used by the ECPS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of precious metal on page 21 of this report.

Effectively Managing Our Growth May Be Difficult

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

         There has been a serious devaluation of the Euro currencies against the U.S. dollar in the last several years and about 60% of our ECPS revenues are designed in Euros. The industrial slowdown in North America shows signs of having an adverse impact in Europe later this year. This would adversely impact our revenues in these countries.


                                    23 of 28

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


                                    24 of 28

                PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                              None

Item 2   Changes in Securities and Use of Proceeds                      None

Item 3   Defaults Upon Senior Securities                                None

Item 4   Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders was held on May 23, 2001. Messrs. Stanley E. Basara, David H. Hofmann and Edward M. Mazze were elected to a three-year term as directors of the Company. An increase in the number of authorized shares of Technitrol, Inc. common stock from 75 million shares to 175 million shares was approved; the Technitrol, Inc. 2001 Employee Stock Purchase Plan was approved; amendments to the Technitrol, Inc. Incentive Compensation Plan were approved; the Restricted Stock Plan II was approved; and KPMG LLP was selected as the Company's independent public accountants for the year ending December 28, 2001. The results of the votes were as follows:

                                                        Withhold
                                            For        Authority
                                            ---        ---------
         Stanley E. Basara              29,189,159      196,862
         David H. Hofmann               29,156,835      229,186
         Edward M. Mazze                29,189,126      196,895

                                           For         Against      Abstain
                                           ---         -------      -------
         Increase the number of
            authorized shares of
            Technitrol, Inc. common
            stock                       24,672,420    4,624,980      88,621

         2001 Employee Stock Purchase
            Plan                        21,749,648    2,143,823     126,433

         Amendments to the Technitrol,
            Inc. Incentive
            Compensation Plan
                                        21,225,519    2,599,637     224,877

         Restricted Stock Plan II       21,722,725    1,928,936     241,473

         KPMG LLP                       28,762,324      553,710      69,987

                  In addition, each of the following directors continued in office after the meeting: John E. Burrows, Rajiv L. Gupta,
         J. Barton Harrison, Graham Humes and James M. Papada, III.

                                    25 of 28

Item 5   Other Information                                              None


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

                  The Exhibit Index is on page 27

         (b) Reports On Form 8-K

                  We filed a report on Form 8-K dated May 30, 2001. This report pertains to the potential acquisition of Excelsus Technologies, Inc.




                                    26 of 28

                                  Exhibit Index

Document

 3.(i)    Articles of Incorporation          Incorporated by reference to
                                               Exhibit 1 from Form 8-A/A
                                               dated April 10, 1998

 3.(i)(a) Articles of Incorporation          Attached to this Form 10-Q
          (Amendment)

 3.(ii)   By-laws                            Incorporated by reference from Form
                                               10-Q for the quarter ended
                                               July 2, 1999

 4.       Instruments defining rights of     Incorporated by reference from Form
              security holders                  8-A/A dated July 5, 2000

10.(a)    Credit Agreement                   Attached to this Form 10-Q

10.(b)    Technitrol, Inc. 2001 Employee     Incorporated by reference from
              Stock Purchase Plan               Exhibit 4.1 from Form S-8
                                                Registration Statement
                                                (333-64060) dated June 28, 2001

10.(c)    Technitrol, Inc. 2001 Stock        Incorporated by reference from
              Option Plan                       Exhibit 4.1 from Form S-8
                                                Registration Statement
                                                (333-64068) dated June 28, 2001

--------------------------------------------------------------------------------






                                    27 of 28

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Technitrol, Inc.
                               -----------------------------------------
                                      (Registrant)



   July 31, 2001               /s/Albert Thorp, III
-----------------------        -----------------------------------------
       (Date)                  Albert Thorp, III
                               Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


   July 31, 2001               /s/Drew A. Moyer
-----------------------        -----------------------------------------
       (Date)                  Drew A. Moyer
                               Corporate Controller and Secretary
                                    (Principal Accounting Officer)


                                    28 of 28