Form 10-Q
period 2001-09-28
TECHNITROL INC
filed 2001-11-07
CIK 96763

Exhibit Index
                                                                  is on page 27

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 28, 2001, or

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

Registrant's telephone number, including area code: 215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES X   NO
                                               ---     ----


Common Stock - Shares Outstanding as of October 24, 2001:  33,691,363

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    September 28, 2001 and December 29, 2000
                                  In thousands

                                                      Sept. 28,      Dec. 29,
                                                        2001           2000
                                                        ----           ----
         Assets
         ------
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                        $171,244       $162,631
     Trade receivables                                  68,828        108,423
     Inventories                                        71,392         86,001
     Prepaid expenses and other current assets          23,431         11,679
                                                      --------       --------
           Total current assets                        334,895        368,734

Property, plant and equipment                          180,491        173,739
     Less accumulated depreciation                      90,505         81,341
                                                      --------       --------
           Net property, plant and equipment            89,986         92,398
Deferred income taxes                                   10,727         11,235
Goodwill and other intangibles, net                    127,765         47,064
Other assets                                            17,335          1,340
                                                      --------       --------
                                                      $580,708       $520,771
                                                      ========       ========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Current installments of long-term debt           $    335       $    151
     Accounts payable                                   23,651         35,046
     Accrued expenses                                   91,224        103,140
                                                      --------       --------
           Total current liabilities                   115,210        138,337

Long-term liabilities:
     Long-term debt, excluding current installments    119,835         48,437
     Other long-term liabilities                         9,560          9,567

Shareholders' equity:
     Common stock and additional paid-in capital        70,568         63,909
     Retained earnings                                 269,971        266,132
     Other                                              (4,436)        (5,611)
                                                      --------       --------
           Total shareholders' equity                  336,103        324,430
                                                      --------       --------
                                                      $580,708       $520,771
                                                      ========       ========

See accompanying Notes to Unaudited Consolidated Financial Statements.


                                              Technitrol, Inc. and Subsidiaries

                                              Consolidated Statements of Earnings

                                                        (Unaudited)
                                              In thousands, except per share data

                                                           Three Months Ended           Nine Months Ended
                                                        Sept. 28,     Sept. 29,       Sept. 28,     Sept. 29,
                                                          2001          2000            2001          2000
                                                          ----          ----            ----          ----

Net sales                                               $100,846      $170,674        $370,925      $486,553

Costs and expenses applicable to sales:
    Cost of goods sold                                    78,693       102,125         273,624       301,321
    Selling, general and administrative expenses          23,732        33,863          75,753        97,133
    Restructuring and other non-recurring items            8,808          --            13,014         3,305
                                                        --------      --------        --------      --------

         Total costs and expenses applicable to
             sales                                       111,233       135,988         362,391       401,759
                                                        --------      --------        --------      --------

Operating profit (loss)                                  (10,387)       34,686           8,534        84,794

Other income (expense):
     Interest, net                                           (10)          954           1,915         1,475
     Other                                                   496          (658)            594          (439)
                                                        --------      --------        --------      --------

         Total other income (expense)                        486           296           2,509         1,036
                                                        --------      --------        --------      --------

Earnings (loss) before income taxes                       (9,901)       34,982          11,043        85,830

Income taxes (benefit)                                      (611)        7,198           3,798        16,330
                                                        ---------     --------        --------      --------

Net earnings (loss)                                     $ (9,290)     $ 27,784        $  7,245      $ 69,500
                                                        ========      ========        ========      ========

Net earnings (loss) per share:
     Basic                                              $   (.28)     $    .85        $    .22      $    2.14
     Diluted                                            $   (.28)     $    .84        $    .22      $    2.12

Dividends declared per share                            $ .03375      $ .03375        $ .10125      $  .10125

See accompanying Notes to Unaudited Consolidated Financial Statements.


                                  Technitrol, Inc. and Subsidiaries

                                Consolidated Statements of Cash Flows

                      Nine Months Ended September 28, 2001 and September 29, 2000

                                           (Unaudited)
                                           In thousands

                                                                             Nine Months Ended
                                                                          Sept. 28,     Sept. 29,
                                                                            2001          2000
                                                                            ----          ----
Cash flows from operating activities:
Net earnings                                                              $  7,245       $69,500
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                          18,582        16,197
     Tax benefits from employee stock compensation                             231         1,629
     Amortization of stock incentive plan expense                            1,119         6,558
     Loss on impairment and sale of property, plant and equipment            4,356           967
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                    44,532       (30,707)
       Inventories                                                          20,453       (13,799)
       Prepaid expenses and other current assets                            (2,176)       (3,670)
       Accounts payable and accrued expenses                               (32,717)       27,561
     Other, net                                                                606           691
                                                                          --------      --------
         Net cash provided by operating activities                          62,231        74,927
                                                                          --------      --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                   (115,349)       (1,711)
     Capital expenditures                                                  (10,480)      (20,595)
     Proceeds from sale of property, plant and equipment                     1,104           336
                                                                          --------      --------
         Net cash used in investing activities                            (124,725)      (21,970)
                                                                          --------      --------
Cash flows from financing activities:
     Dividends paid                                                         (3,391)       (3,309)
     Proceeds of long-term borrowings                                      132,865        19,053
     Principal payments of long-term debt                                  (60,646)      (29,368)
     Payoff of debt assumed in acquisition                                  (3,944)          --
     Sale of stock through employee stock purchase plan                      6,548         8,388
     Proceeds from exercise of stock options                                    17           194
                                                                          --------      --------
         Net cash provided by (used in) financing activities                71,449        (5,042)
                                                                          --------      -------
Net effect of exchange rate changes on cash                                   (342)         (114)
                                                                          --------      --------
Net increase in cash and cash equivalents                                    8,613        47,801
Cash and cash equivalents at beginning of year                             162,631        88,161
                                                                          --------      --------
Cash and cash equivalents at September 28, 2001 and September 29, 2000    $171,244      $135,962
                                                                          ========      ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                       Technitrol, Inc. and Subsidiaries

                          Consolidated Statement of Changes in Shareholders' Equity

                                             September 28, 2001

                                                (Unaudited)
                                      In thousands, except per share data

                                                                                        Other
                                                                             ---------------------------
                                                                                             Accumu-
                                          Common stock and                                 lated other
                                           paid-in capital                     Deferred      compre-      Compre-
                                         --------------------     Retained      compen-      hensive      hensive
                                         Shares       Amount      earnings      sation       income       income
                                         ------       ------      --------      ------       ------       ------
Balance at December 29, 2000             33,237       $63,909     $266,132      $(3,871)     $(1,740)
Stock options, awards and related
    compensation                             56          (120)                      909
Tax benefit of stock compensation                         231
Stock issued under employee stock
    purchase plan                           398         6,548
Currency translation adjustments                                                                 266      $  266
Net earnings                                                         7,245                                 7,245
                                                                                                          ------
Comprehensive income                                                                                      $7,511
                                                                                                          ======
Dividends declared ($.10125 per share)                              (3,406)
                                         ------       -------     --------      -------      -------
Balance at September 28, 2001            33,691       $70,568     $269,971      $(2,962)     $(1,474)
                                         ======       =======     ========      =======      =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

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

         The results for the quarter ended September 28, 2001 and September 29, 2000, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present, in all material respects, the results of Technitrol's operations and the financial position for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended September 28, 2001 are not necessarily indicative of annual results.

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)      Acquisitions

         Excelsus Technologies, Inc.: On August 7, 2001, the Company acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories.

         The acquisition was accounted for by the purchase method of accounting. The purchase price was approximately $89.0 million, net of cash acquired. The fair value of net assets acquired approximated $17.1 million. Based on independent appraisals of the assets acquired, the preliminary allocation of the unadjusted purchase price includes $40.0 million for trade names, $23.9 million for goodwill and $8.0 million for technology. The only intangible subject to amortization is the $8.0 million of technology, which is estimated to have a 5-year life. The purchase price is subject to adjustment for the net worth of Excelsus at the date of closing and the allocation of the purchase price is subject to adjustment as the details of the transaction are finalized. Included in the assets acquired is a $6.3 million tax receivable, generated by the conversion of Excelsus stock options at the time of closing. The Company has filed income tax returns for the period ending on the closing date, and expects to receive the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, the Company used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under its existing credit facility with a syndicate of commercial banks. Excelsus was integrated into the Electronic Components Segment ("ECS") as a new division. Excelsus recorded revenues of approximately $40.0 million in 2000.

         Full Rise Electronics Co. Ltd.: In April 2001, the Company made a minority investment in the common stock of Full Rise Electronics Co. Ltd. ("FRE"). FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple port jacks. This investment was made by the ECS and the Company has an option to purchase additional shares of common stock in FRE in the future.

                        Technitrol, Inc. and Subsidiaries

(2)      Acquisitions, continued

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

         Engelhard-CLAL: In January 2001, the Company acquired the electrical contacts business of Engelhard-CLAL. These operations are based in France with additional operations in Spain and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. This business was integrated into the Electrical Contact Products Segment ("ECPS"). The purchase price was not material to the Company's consolidated financial position.

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

(3)      Restructuring

         In light of the continued downturn in the markets served by ECS throughout 2001, the Company continued its restructuring initiatives during the third quarter of 2001, with the goal of further reducing the ECS's cost structure. The Company decided to close its production facility in Malaysia in the third quarter of 2001, and to transfer production to other ECS facilities in Asia. The Company provided approximately $2.4 million for this action, comprised of $1.7 million for severance and related payments and $0.7 million for other exit costs. The majority of this accrual will be utilized by the end of the first quarter of 2002.

         The ECS also adopted other restructuring plans in the third quarter of 2001. In this regard, a $2.1 million provision was recorded in the third quarter, primarily for severance of manufacturing personnel. Approximately 930 personnel, primarily involved in Asian manufacturing, were terminated. Approximately 35 additional support personnel, primarily in North America and Europe, were also terminated in the third quarter of 2001. Approximately two-thirds of all of the employee severance and related payments in connection with these actions have been completed as of September 28, 2001.

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring, continued

Approximately $0.7 million of the provision remains for severance payments to be made in the fourth quarter of 2001 primarily for European-based personnel.

         The ECPS recorded a restructuring reserve of $0.5 million in the third quarter of 2001, to provide for the severance of approximately 60 personnel, primarily involved in North American manufacturing. The majority of the severance and related payments in connection with these actions have been completed as of September 28, 2001.

         During the second quarter of 2001, the Company recorded a $1.9 million restructuring provision, primarily for severance payments to manufacturing personnel. Approximately 830 personnel, primarily involved in Asian manufacturing, were terminated. Additionally, approximately 60 support personnel were terminated in North America and Europe. Essentially all of the employee severance and related payments in connection with these actions were completed as of June 29, 2001. During the second quarter of 2001, the Company also decided to close its manufacturing facility in Thailand, and to transfer production to other ECS facilities in Asia. Approximately $1.0 million was provided for this action, comprised of $0.8 million for severance and related payments and $0.2 million for other exit costs. Approximately $0.6 million of this accrual was utilized in the third quarter of 2001 for severance and related payments.

         In the first quarter of 2001, approximately $1.3 million of severance was paid to 1,255 manufacturing personnel primarily in Asia, and 35 support personnel primarily in North America. These amounts were originally recorded as cost of goods sold and selling, general and administrative expenses of $1.0 million and $0.3 million, respectively, during the quarter ended March 30, 2001. These amounts have been reclassified on a year-to-date basis in order to be consistent with the presentation of the second and third quarter provisions discussed above.

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

         A charge of $3.5 million was recorded during the third quarter of 2001 to write down the value of certain ECS assets to their disposal value. The assets are associated with excess production capacity of the ECS in Asia. Such assets are in the process of being sold and the remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet at September 28, 2001.

                        Technitrol, Inc. and Subsidiaries

(3)      Restructuring, continued

         The Company's restructuring charges are summarized on a year-to-date basis for 2001 as follows:

         Restructuring provision (in millions):    ECPS      ECS        Total
         -----------------------                   ---       ---        -----
         Balance at December 29, 2000             $ 2.5      $ --       $ 2.5
         New provisions                             0.5       12.5       13.0
         Severance and other cash payments         (2.0)      (4.8)      (6.8)
         Non-cash asset disposals                  (0.2)      (3.5)      (3.7)
                                                  -----      -----      -----
         Balance at September 28, 2001            $ 0.8      $ 4.2      $ 5.0
                                                  =====      =====      =====

(4)      Inventories

         Inventories consisted of the following (in thousands):

                                             September 28,       December 29,
                                                  2001              2000
                                                  ----              ----
         Finished goods                         $22,649            $28,710
         Work in process                         13,600             15,907
         Raw materials and supplies              35,143             41,384
                                                -------            -------
                                                $71,392            $86,001
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

         At September 28, 2001, the Company had one foreign exchange forward contract outstanding. The term of the contract was less than 30 days. The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

                        Technitrol, Inc. and Subsidiaries

(6)      Earnings Per Share

         Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock are calculated using the treasury stock method. Such common share equivalent amounts were 11,900 and 13,800 for the three months ended September 28, 2001 and September 29, 2000, respectively and 10,200 and 14,200 for the nine month periods then ended. As the three month period ended September 28, 2001 resulted in a net loss, common share equivalents are anti-dilutive, and therefore excluded from the earnings per share calculation. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                             Three Months Ended            Nine Months Ended
                                          Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                             2001           2000           2001           2000
                                             ----           ----           ----           ----
Net earnings (loss)                       $(9,290)        $27,784        $ 7,245        $69,500
   Basic earnings (loss) per share:
         Shares                            33,337          32,610         33,200         32,396
         Per share amount                 $  (.28)        $   .85        $   .22        $  2.14
   Diluted earnings (loss) per share:
         Shares                            33,655          32,970         33,513         32,754
         Per share amount                 $  (.28)        $   .84        $   .22        $  2.12


         On October 23, 2000, the Company announced a two-for-one stock split in the form of a 100% stock dividend payable on November 27, 2000. At that time, one additional share of stock was issued for each share outstanding to shareholders of record on November 6, 2000. All per share amounts for periods before this stock split have been restated to reflect the split.

                        Technitrol, Inc. and Subsidiaries

 (7)     Business Segment Information

         For the quarters ended September 28, 2001 and September 29, 2000, there were no material amounts of intersegment revenues eliminated in consolidation. In addition, the basis for determining segment financial information has not changed from 2000. Specific segment data are as follows (in thousands):

                                                 Three Months Ended            Nine Months Ended
                                               Sept. 28,     Sept. 29,       Sept. 28,     Sept. 29,
                                                 2001          2000            2001          2000
                                                 ----          ----            ----          ----
Net sales:
     Electronic Components                     $ 50,885       $116,151       $197,870      $313,542
     Electrical Contact Products                 49,961         54,523        173,055       173,011
                                               --------       --------       --------      --------
         Total                                 $100,846       $170,674       $370,925      $486,553
                                               ========       ========       ========      ========

Earnings (loss) before income taxes:
     Electronic Components                     $ (1,616)      $ 31,556       $ 14,515      $ 78,546
     Electronic Components Segment
       restructuring and other
       non-recurring items                       (8,267)          --          (12,473)          --
     Electrical Contact Products                     37          3,130          7,033         9,553
     Electrical Contact Products Segment
       restructuring and other
       non-recurring items                         (541)          --             (541)       (3,305)
                                               --------       --------       --------      --------
         Operating profit                       (10,387)        34,686          8,534        84,794
     Other income, net                              486            296          2,509         1,036
                                               --------       --------       --------      --------
     Earnings (loss) before income taxes       $ (9,901)      $ 34,982       $ 11,043      $ 85,830
                                               ========       ========       ========      ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of our financial condition and results of operations, as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Please refer to pages 22 through 25 of this report for a description of "forward-looking statements" and factors that may affect future results.

Business Overview

         Technitrol, Inc. is a global manufacturer of electronic components and electrical contact products. We operate two business segments: the Electronic Components Segment and the Electrical Contact Products Segment. We refer to these segments as the ECS and the ECPS, respectively.

         Electronic Components Segment

         Our Electronic Components Segment provides a variety of magnetics-based components, miniature chip inductors and modules. These components modify or filter electronic signals. They are used primarily in local area network ("LAN"), Internet connectivity, telecommunication and power-conversion products. The ECS has manufacturing facilities in the United States, Mexico, France, the Philippines and the People's Republic of China. We sometimes refer to the People's Republic of China as the PRC.

         Our strategy is to expand our electronic components business through a combination of internal growth and acquiring companies in the electronic components business. We have made numerous acquisitions in recent years which have increased our penetration in our primary markets and expanded our presence into new markets including automotive and military/aerospace. Our recent acquisitions include:

         o Excelsus: In August 2001, the Company acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus"), a producer of customer-premises digital subscriber line filters and other broadband accessories based in Carlsbad, California. This business was integrated into the ECS as a new division. The purchase price for Excelsus was $89.0 million, net of cash acquired. Excelsus recorded revenues of approximately $40.0 million in 2000.

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

         As part of our restructuring of the ECS operations, we recorded restructuring provisions in the nine months ended September 28, 2001. For a further description of these charges, see the "Results of Operations" section of this report.

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

         As part of our restructuring of the ECPS operations, we recorded restructuring provisions in the third quarter of 2001 and first quarter of 2000. For a further description of these charges, see the "Results of Operations" section of this report.

Liquidity and Capital Resources

         Working capital at September 28, 2001 was $219.7 million compared to $230.4 million at December 29, 2000, a decrease of $10.7 million. Cash on hand increased approximately $8.6 million from December 29, 2000 while total debt outstanding increased approximately $72.3 million. Net of the effect of acquisitions, accounts receivable decreased by $44.5 million and inventories decreased by $20.5 million, both reflecting the significant downturn in our electronics markets since the beginning of the year.

         All previous credit facilities and lines of credit, excluding fixed term loans, were replaced as of June 20, 2001 under a new multicurrency revolving credit agreement providing for $225 million of credit capacity. We pay a facility fee on the total credit facility size, irrespective of whether there are outstanding borrowings or not. The facility fee ranges from 0.275% to 0.450% and is based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt ratio. Borrowings can be in U.S. dollars, Euros or British pounds sterling. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency: LIBOR or prime rate for U.S. dollars, Euro-LIBOR for Euros, and a rate approximating Sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.85% to 1.425% depending on our EBITDA to debt ratio.

         We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our new credit agreement will be sufficient to satisfy our operating cash requirements for the foreseeable future. In addition, we may use internally generated funds or borrowings for acquisitions of suitable businesses or assets. At September 28, 2001, we had approximately $119.7 million of unused capacity available under the new credit agreement.

         Cash Flows from Operating Activities

         Cash provided by operating activities for the nine months ended September 28, 2001 was $62.2 million, including $20.7 million during the third quarter. Net earnings, adjusted for non-cash depreciation and amortization charges, contributed $25.8 million to cash flow during the period. A significant decrease in ECS revenue from the second quarter to the third quarter of 2001 caused a significant decrease in accounts receivable as outstanding customer balances were collected and replaced with a much lower level of receivables. Average weekly revenue declined throughout the quarter. Decreases in accounts payable and accrued expenses offset the positive cash impact arising from the decrease in accounts receivable. The decrease in accounts payable and accrued expenses resulted from payments made for income taxes and compensation related items, as well as a lower level of trade accounts payable. Net of the effect of acquisitions, inventory declined by $20.5 million during the nine-month period ended September 28, 2001 due to the significant reduction in ECS revenue during the period and corresponding actions to limit purchases and production activity. The reduction also reflects approximately $6.6 million of write-offs for slow moving inventory during the period.

         Cash Flows from Investing Activities

         Cash used by investing activities was $124.7 million during the nine months ended September 28, 2001. Approximately $115.3 million was used for acquisitions and purchase of minority-interest investment.

         Approximately $10.5 million of cash was used for capital expenditures during the nine months ended September 28, 2001. The level of capital expenditures decreased from 2000 due to tight spending controls and lower ECS capacity needs resulting from lower sales. Capital spending has declined significantly during 2001 from the $30.0 million expended in 2000. In 2001, capital spending was $6.0 million in the first quarter, $2.7 million in the second quarter and $1.8 million in the third quarter, as our efforts to maximize cashflow during this period of slow market activity were intensified. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures. We may also acquire other businesses or product lines to expand our breadth and scope of operations.

         Other investing activities included approximately $1.1 million of proceeds from sales of property, plant and equipment.

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

         Cash Flows from Financing Activities

         Approximately $71.5 million of cash was generated from financing activities in the nine months ended September 28, 2001. We borrowed approximately $72.3 million of debt during the nine months ended September 28, 2001, net of repayments. These borrowings were used to fund a portion of the purchase price of Excelsus. In connection with our acquisition of Grupo ECM, we also immediately repaid approximately $3.9 million of debt acquired with the operations during the first quarter.

         During the first nine months of 2001, we paid dividends of approximately $3.4 million. During this same period we received proceeds of $6.6 million from the sale of stock through our employee stock purchase plan. We do not expect to continue receiving significant proceeds through our employee stock purchase plan in the near-term.

         Foreign Currency Effects

         Euro currencies were approximately 1.4% weaker, on average, relative to the U.S. dollar during the third quarter of 2001 than in the third quarter of 2000. Euro currencies were also 3.3% weaker, on average, relative to the U.S. dollar at September 28, 2001 versus December 29, 2000. As a result, we incurred foreign currency losses in our ECS European operations, as Euro currency denominated assets and liabilities were translated to U.S. dollars for financial reporting purposes during the nine month period ended September 28, 2001. As a result of the downward valuation of Euro currencies, we also experienced a negative translation adjustment to equity because our investment in the ECPS's European operations was worth less in U.S. dollars. This decrease in U.S. dollar value is reflected as a reduction in equity, although the amount recorded in the third quarter of 2001 was not material to our consolidated financial position.

         We transact a significant amount of sales in currencies other than the U.S. dollar. Therefore, changing exchange rates often impact our financial results. This is particularly true of movements in the exchange rate between the U.S. dollar and the Euro because the ECPS's European sales are denominated primarily in Euro currencies. In the future, it is possible that an increasing percentage of our sales will be denominated in non-U.S. currencies. This would increase our exposure to currency fluctuations. The impact of exchange rate differences on ECPS's European sales will be partially offset by the impact on its expenses and bank borrowings, most of which, regarding ECPS's European operations, are also denominated in Euros.

         In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. At September 28, 2001, we had one foreign currency forward contract outstanding. The contract was short-term in duration (less then 30 days) and was settled in October. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

New Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (`SFAS 121") it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (`APB 30"). SFAS 144 does however, retain the requirement in APB 30 to report separately discontinued operations, and extends this reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Goodwill is excluded from the scope of SFAS 144. The Company is required to adopt the provisions of SFAS 144 for the three months ending March 29, 2002. Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS 143 for the three months ending March 28, 2003. Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

         The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002. Since our acquisition of Excelsus was completed on August 7, 2001, the provisions of SFAS 141 were applied and the goodwill resulting from the Excelsus transaction has not been subject to amortization.

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

         Based on current goodwill balances, the Company will have approximately $78.7 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was approximately $3.8 million and $3.6 million for the year ended December 29, 2000 and the nine months ended September 28, 2001, respectively. The Company has not yet determined what the effect of SFAS 142 will be on earnings and financial position.

Results of Operations

         Our results of operations for the three and nine months ended September 28, 2001 and September 29, 2000 are as follows. Amounts are in thousands:

                                                  Three Months Ende            Nine Months Ended
                                               Sept. 28,     Sept. 29,        Sept. 28,    Sept. 29,
                                                 2001          2000             2001         2000
                                                 ----          ----             ----         ----
Net sales:
     Electronic Components                     $ 50,885      $116,151         $197,870     $313,542
     Electrical Contact Products                 49,961        54,523          173,055      173,011
                                               --------      --------         --------     --------
         Total                                 $100,846      $170,674         $370,925     $486,553
                                               ========      ========         ========     ========

Earnings (loss) before income taxes:
     Electronic Components                     $ (1,616)     $ 31,556         $ 14,515     $ 78,546
     Electronic Components Segment
       restructuring and other
       non-recurring items                       (8,267)          --           (12,473)         --
     Electrical Contact Products                     37         3,130            7,033        9,553
     Electrical Contact Products Segment
       restructuring and other
       non-recurring items                         (541)          --              (541)      (3,305)
                                               --------      --------         --------     --------
         Operating profit                       (10,387)       34,686            8,534       84,794
     Other income, net                              486           296            2,509        1,036
                                               --------      --------         --------     --------
     Earnings (loss) before income taxes       $ (9,901)     $ 34,982         $ 11,043     $ 85,830
                                               ========      ========         ========     ========

         Revenues

         Net sales for the third quarter of 2001 decreased approximately $69.8 million, or 40.9%, from the comparable period in 2000. Our sales decline from the comparable quarter last year was attributable primarily to the precipitous downturn in markets served by the ECS that began late in 2000.

         ECS revenues decreased $65.3 million, or 56.2%, from the third quarter of 2000. ECS sales were significantly lower in 2001 than in comparable periods in 2000 as new order rates declined and significant customer order cancellations occurred. Throughout 2000, record ECS growth was achieved due to demand for Pulse's customers' broadband access technology, latest generation networking equipment, and feature-rich wireline and wireless connectivity. This trend reversed abruptly late in 2000, particularly in North America, and has been reported by virtually all of ECS's major customers, competitors, suppliers and peer companies.

         Sales within the ECPS during the quarter ended September 28, 2001 decreased $4.6 million, or 8.4%, from the third quarter of 2000. Sales in the 2001 period reflect strong European markets and contributions from the Engelhard-CLAL operations, acquired in early January 2001. However, these positive factors were more than offset by a slowdown in North American manufacturing activity during the third quarter. The lower manufacturing activity resulted in lower sales primarily from machine tool and other customers in the commercial and industrial controls sector. In addition, the Euro to U.S. dollar exchange rate was approximately 1.4% weaker than in the third quarter of 2000. Had the Euro to U.S. dollar exchange rate been the same in the third quarter of 2001 as it was in the third quarter of 2000, sales within the ECPS would have been approximately $0.3 million higher than was actually reported for the quarter ended September 28, 2001.

         Cost of Sales

         Our consolidated gross margin for the quarter ended September 28, 2001 was 22.0% compared to 40.2% for the third quarter of 2000. Since the ECS gross profit as a percentage of sales is typically higher than that of the ECPS, our consolidated gross margin in 2001 was negatively affected by a sales mix weighted more heavily by the ECPS volume and by the relatively low gross margin of ECS compared to any time in recent history. The ECS recorded pre-tax provisions in cost of goods sold for inventory of approximately $1.3 million during the third quarter of 2001 and $6.6 million on a year-to-date basis. These resulted from the ECS's actions to reduce production capacity and from the application of our inventory valuation policies that have been maintained throughout recent years. The lower revenues for ECPS in North America resulted in manufacturing inefficiencies and lower gross margins in the third quarter of 2001. These factors more than offset the positive impact of the segment's Strategy 2000 work force streamlining and process improvement efforts. Strategy 2000 is described in more detail below.

         Operating Expenses

         Excluding restructuring and other non-recurring items, total selling, general and administrative expenses for the third quarter of 2001 were $23.7 million, or 23.5% of sales, compared to $33.9 million, or 19.8% of sales in the comparable 2000 period. The decrease in selling, general and administrative expenses in 2001 is due to reduced costs associated with tight spending controls, lower incentive awards and elimination of profit driven expenses related to our restricted stock plan. There were no incentive awards in the third quarter of 2001 compared to $2.1 million in the third quarter of 2000. The underlying expense is primarily variable and dependent upon the Company's overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in December of 2000, have not been achieved. Stock-based compensation plans including the restricted stock plan were $1.4 million lower in the third quarter of 2001 versus the comparable 2000 period. The underlying expense is variable and dependent on our common stock price. Operating margins declined for the ECS due primarily to weak volume, severance and the inventory provisions recorded in cost of sales. The ECPS operating margin declined due to soft demand in North America, offset somewhat by improved cost controls and the segment's Strategy 2000 work force reduction and process improvement initiatives.

         Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three and nine months ended September 28, 2001 and September 30, 2000, RD&E by segment was as follows (in thousands):

                                  Three Months Ended         Nine Months Ended
                                  Sept. 28,    Sept. 29,    Sept. 28,  Sept. 29,
                                    2001         2000         2001        2000
                                    ----         ----         ----        ----
RD&E:
     Electronic Components         $3,894      $4,100       $11,855     $11,595
     % of Segment Sales               7.7%        3.5%          6.0%        3.7%

     Electrical Contact Products   $1,026      $1,074       $ 3,189     $ 3,401
     % of Segment Sales               2.1%        2.0%          1.8%        2.0%

Neither segment plans any significant reduction in RD&E efforts in the near term.

         The Company recorded provisions of $8.8 million and $13.0 million for restructuring and other non-recurring items, in the quarter and nine months ended September 28, 2001, respectively. The initiatives included personnel serverances, facility exit costs and asset impairment provisions, and relate to both the ECS and ECPS. See note 3 in the Notes to Unaudited Consolidated Financial Statements for additional discussion on this item.

         The Company may also adopt additional restructuring actions during the remainder of 2001, though it has no current plans to do so. If additional plans are adopted, the amounts will depend on specific actions taken to reduce manufacturing capacity and improve efficiency. The actions taken so far (plant closures and reduction in support personnel worldwide) resulted in the elimination of approximately $21.7 million of annualized costs, the savings from which generally will begin in the fourth quarter of 2001. The majority of these costs represent the annual salaries and benefits of terminated employees. If incoming orders increase substantially, additional hiring may be necessary to expand capacity. However, we do not anticipate requiring additional capacity in the foreseeable future. The eliminated costs also include depreciation savings from disposed equipment.

         Interest

         Interest income was substantially offset by interest expense during the third quarter of 2001. Net interest income was $0.9 million in the comparable quarter of 2000. This lower net interest income in 2001 resulted from slightly higher cash levels offset by lower interest income rates, higher debt levels and higher interest expense rates. The higher debt level resulted from borrowings used to fund the purchase of Excelsus.

         Our new credit facility which was entered into on June 20, 2001 has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

         Income taxes

         The effective income tax rate during the third quarter of 2001 was recorded as a benefit of 6.2% of the pre-tax loss. The low tax benefit in the third quarter of 2001 resulted from the non-deductibility of the majority of restructuring charges incurred in 2001 because plant shut-down costs and severance expenses were incurred in countries where we have losses in 2001 or where we will not have operations in the future, so we expect to have no future income to offset such charges, resulting in little or no income tax benefit. The effective income tax rate was 20.6% for pre-tax income earned during the third quarter of 2000.

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

         ECS operates in technology driven markets that, since the end of 2000, have experienced the most severe contraction in their history. No one can predict exactly how long this will last or whether we have yet reached the bottom of this contraction period. In addition, no one can predict what will happen to average selling prices when markets begin to recover and customers look for even lower prices from suppliers who have significant unused capacities. The ECPS's North American industrial markets are in recession and no one can predict when they will recover.

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

We May Not Be Able to Obtain Sufficient Quantities of Raw Materials.

         If we cannot obtain sufficient quantities of raw materials, including precious metals used by the ECPS, or if the cost of those materials increases significantly, and we cannot increase our selling prices, future operating results could be much different from our expectations. Please refer to the discussion of precious metal on page 22 of this report.

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

Item 1   Legal Proceedings                                       None

Item 2   Changes in Securities and Use of Proceeds               None

Item 3   Defaults Upon Senior Securities                         None

Item 4   Submission of Matters to a Vote of Security Holders     None

Item 5   Other Information                                       None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

                  The Exhibit Index is on page 27

         (b) Reports on Form 8-K

                  We filed a report on Form 8-K dated August 21,
              2001. This report pertains to the acquisition of Excelsus Technologies, Inc.

                                  Exhibit Index

Document

  3.(i)     Articles of Incorporation        Incorporated by reference to
                                               Exhibit 1 from Form 8-A/A dated
                                               April 10, 1998

  3.(i)(a)  Articles of Incorporation        Incorporated by reference from
               (Amendment)                     Form 10-Q for the quarter ended
                                               July 27, 2001

  3.(ii)    By-laws                          Incorporated by reference from
                                               Form 10-Q for the quarter ended
                                               July 2, 1999

  4.        Instruments defining rights of   Incorporated by reference from
               security holders                Form 8-A/A dated July 5, 2000

-------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Technitrol, Inc.
                             --------------------------------------------------
                                                 (Registrant)



   November 7, 2001          /s/Albert Thorp, III
---------------------        --------------------------------------------------
        (Date)               Albert Thorp, III
                             Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


   November 7, 2001          /s/Drew A. Moyer
---------------------        --------------------------------------------------
        (Date)               Drew A. Moyer
                             Corporate Controller and Secretary
                                  (Principal Accounting Officer)