Form 10-K
period 2001-12-28
TECHNITROL INC
filed 2002-03-21
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2001

                                       or

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

        Registrant's telephone number, including area code: 215-355-2900

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each Exchange on which registered
         -------------------           -----------------------------------------
Common Stock par value $.125 per share
   Common Stock Purchase Rights                    New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                    YES __X__                    NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 26, 2002 is $648,978,900 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 2002.

                                                    Number of shares outstanding
   Title of each class                                    February 15, 2002
   -------------------                                    -----------------
       Common stock                                          33,683,420
par value $.125 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                          REFERENCE
--------                                                          ---------
Portions of the Registrant's definitive proxy statement            Part III
to be used in connection with the Registrant's 2002          Page 40 of 77 pages
Annual Meeting of Shareholders.

                                     Part I

Item 1  Business

General

     Technitrol, Inc. is a global producer of precision-engineered passive magnetics-based electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. Passive magnetics-based electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

     Our world-class design and manufacturing capabilities, together with the breadth of our product offerings, provides us with a competitive advantage that enables us to anticipate and deliver highly-customized solutions for our customers' product needs. In addition, our global presence enables us to participate in all relevant product and geographic markets and provides us with proximity to our global customer base. This allows us to better understand and more easily satisfy our customers' unique design and product requirements.

     We operate our business in two distinct segments: the electronic components segment ("ECS"), which operates under the name Pulse, and the electrical contact products segment ("ECPS"), which operates under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS or AMI Doduco, respectively.

     We incorporated in Pennsylvania on April 10, 1947.

Pulse

     Pulse designs and manufactures a wide variety of highly-customized passive magnetics-based electronic components. These components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. These products are often referred to as chokes, inductors, filters and transformers. Pulse sells its products to multinational original equipment manufacturers, contract manufacturers and distributors.

     Pulse's products are used in a broad array of industries, including:

     o    telecommunications;

     o    enterprise networking;

     o    power conversion;

     o    automotive;

     o    consumer electronics; and

     o    military/aerospace.

     Representative end products that use Pulse's components include:

     o    Ethernet switches;

     o    voice over Internet equipment;

     o broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

     o    routers;

     o    automotive controls;

     o    video game consoles;

     o    power supplies; and

     o    military/aerospace navigation and weapon guidance systems.

     Pulse's products are generally characterized by short life cycles and rapid technological change. This allows us to utilize our design and engineering expertise to meet our customers' evolving needs. We believe that the industries served by Pulse have been, and will continue to be, characterized by ongoing product innovation that will drive the growth in the passive magnetics-based electronic components industry.

     Pulse represented $253.3 million, or 53.4% of our revenues for the year ended December 28, 2001 and $438.8 million, or 66.0% of our revenues for the year ended December 29, 2000. Excluding restructuring charges, Pulse represented $9.4 million, or 59.8% of our operating profit in the year ended December 28, 2001 and $110.9 million, or 89.9% of our operating profit for the year ended December 29, 2000.

AMI Doduco

     We believe AMI Doduco is the only global manufacturer that produces a full range of electrical contact products that range from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs. AMI Doduco sells its products to multinational original equipment manufacturers.

     AMI Doduco's products are used in a broad array of industries, including:

     o    appliance;

     o    automotive;

     o    building construction circuitry;

     o    electric power;

     o    commercial and industrial machinery; and

     o    telephone equipment.

     Representative end products that use AMI Doduco's products include:

     o    electrical circuit breakers;

     o    switches and relays;

     o    motor and temperature controls;

     o    wiring devices;

     o    sensors;

     o    power substations; and

     o    telephone equipment.

     AMI Doduco's products are generally characterized by longer life cycles and slower technological change, providing longer life cycle revenue streams than Pulse's products. We believe that expansion and technological developments in some of the industries served by AMI Doduco, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, present attractive growth opportunities for AMI Doduco.

     AMI Doduco represented $220.9 million, or 46.6% of our revenues for the year ended December 28, 2001 and $225.6 million, or 34.0% of our revenues for fiscal December 29, 2000. Excluding restructuring charges, AMI Doduco represented $6.3 million, or 40.2% of our operating profit for the year ended December 28, 2001 and $12.5 million, or 10.1% of our operating profit for the year ended December 29, 2000.

     Our overall strategy is to further enhance our market positions in the passive magnetics-based electronic component and electrical contact products industries. In order to accomplish this, we intend to focus on attractive growth markets; utilize our engineering and design capabilities; achieve the lowest cost, highest quality manufacturing; continue to undertake strategic acquisitions and attractive outsourcing opportunities; and focus on economic profit and financial flexibility.

     Products

     Pulse designs and manufactures a wide array of passive magnetics-based electronic components. These products are highly-customized to address our customers' needs. The following table contains a list of some of Pulse's key products:

--------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                              Application
--------------------------------------------------------------------------------------------------------------------
Discrete Filter or Choke              Removes interference, or                Network switches, routers, hubs
                                      noise from circuitry                    and personal computers
                                                                              Automotive electronics
                                                                              Phone, fax and alarm systems used
                                                                              with digital subscriber lines, or DSL
--------------------------------------------------------------------------------------------------------------------
Filtered Connector, which             Removes interference, or                Local area networks, or LANs, and
combines a filter with a              noise, from circuitry and               wide area networks, or WANs
connector                             connects electronic applications        equipment for personal computers
                                                                              and video game consoles
--------------------------------------------------------------------------------------------------------------------
Inductor/chip inductor                Regulates electrical                    AC/DC & DC/DC power supplies
                                      current under conditions                Mobile phones and portable devices
                                      of varying load
--------------------------------------------------------------------------------------------------------------------
Power Transformer                     Modifies circuit voltage                AC/DC & DC/DC power supplies
--------------------------------------------------------------------------------------------------------------------
Signal Transformer                    Limits distortion of signal             Analog circuitry
                                      as it passes from one                   Military/aerospace navigation and
                                      medium to another                       weapon guidance systems
--------------------------------------------------------------------------------------------------------------------

     AMI Doduco designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of AMI Doduco's key products:

----------------------------------------------------------------------------------------------------------------
          Primary Products                          Function                            Application
----------------------------------------------------------------------------------------------------------------
Contact prematerial such              Raw materials                          Made into our customers'
as wire and metal tapes                                                      electrical contact parts
----------------------------------------------------------------------------------------------------------------
Electrical contact parts,             Complete or interrupt an               Electrical switches, relays,
either discrete or affixed            electrical circuit                     circuit breakers and motor controls
to precision stamped parts
----------------------------------------------------------------------------------------------------------------
Component subassemblies               Integrate contact with precision       Sensors and control devices
                                      stampings and plastic housings
----------------------------------------------------------------------------------------------------------------

     Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

Sales, Marketing and Distribution

     Each of Pulse and AMI Doduco sells its products predominantly through its own separate worldwide direct sales forces. Given the highly technical nature of our customers' needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer's sales and engineering personnel. During the sales process, there is close engineer-to-engineer interaction between our engineers and those in our customers' organizations. This interaction extends throughout a product's life cycle, engendering strong customer relationships. As of December 28, 2001, Pulse had 52 salespeople and 13 sales offices worldwide and AMI Doduco had 28 salespeople and 11 sales offices worldwide.

     We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

     We sell our products and services to original equipment manufacturers ("OEMs"), which design, build and market end-user products. Pulse also sells its products to contract equipment manufacturers ("CEMs"), which are companies hired by OEMs to manufacture their products, as well as to independent distributors, which sell components and materials to both OEMs and CEMs. In recent years, the trend in the electronics industry has been for many OEMs to use CEMs primarily or exclusively to build their products. Nonetheless, OEMs often control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, Pulse's engineering and sales teams also maintain close relationships with CEMs and distributors.

     No customer of either Pulse or AMI Doduco accounted for more than 10% of our net sales during the year ended December 28, 2001 or the year ended December 29, 2000. Sales to our ten largest customers accounted for 30.7% of net sales during the year ended December 28, 2001 and 35.9% of net sales in the year ended December 29, 2000.

     An increasing percentage of our sales in recent years has been outside of the United States. We now have operations in 12 countries. For the year ended December 28, 2001, 64.9% of our net sales were outside of the United States. During the year ended December 29, 2000, 55.5% of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 63.8% of its net sales for the year ended December 28, 2001 and 54.7% of its net sales in the year ended December 29, 2000. Sales made by AMI Doduco to its customers outside the United States accounted for 69.4% of its net sales for the year ended December 28, 2001 and 61.1% of its net sales in the year ended December 29, 2000.

Development and Engineering

     Our development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers. We work closely with OEMs to identify their design and engineering requirements. We maintain strategically located design centers throughout the world where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Pulse's design process is a disciplined, orderly process that uses a product data management system to track the level of design activity enabling us to manage and improve how our engineers design products. Pulse typically owns the customized designs that it uses to make its products.

     Pulse's development and engineering expenditures were $16.0 million for the year ended December 28, 2001 and $15.7 million for the year ended December 29, 2000. AMI Doduco's development and engineering expenditures were $4.2 million for the year ended December 28, 2001 and $4.4 million in the year ended December 29, 2000. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

     We believe we are a market leader in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally manufacture many of the products offered by Pulse or AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource business. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products better and more efficiently.

     Competitive factors in the markets for our products include:

     o    product quality and reliability;

     o    global design and manufacturing capabilities;

     o    breadth of product line;

     o    customer service; and

     o    price.

     We believe we compete favorably on the basis of each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our commitment to continually invest in and improve our manufacturing and designing resources and our close relationships with our customers' engineers. The breadth of our product offering provides customers with the ability to satisfy their entire magnetic component and contact needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities reduces our manufacturing costs, enabling us to price our products competitively.

Employees

     As of December 28, 2001, we had approximately 14,800 full-time employees as compared to 30,600 as of December 29, 2000. Of the 14,800 full-time employees, approximately 1,200 were located in the United States and approximately 60 employees in the United States were covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions. We have not experienced any major work stoppages and consider our relations with our employees to be good. The vast majority of the employee reductions in the year ended December 28, 2001 came from voluntary attrition and involuntary workforce reductions at manufacturing facilities in the PRC, where severance payments are unnecessary.

Raw Materials

     Raw materials necessary for the manufacture of our products include:

     o    ferrite cores;

     o    precious metals; and

     o    copper, brass and bronze.

     We do not currently have difficulty obtaining any of our raw materials and do not currently anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities and are subject to price volatility. Although we are not dependent on any one particular source of supply, several of our raw materials are only sold by a limited number of suppliers, which may have an adverse affect on the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins or decreased sales.

     AMI Doduco uses precious metals, primarily silver, in manufacturing a vast majority of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals on page 28.

Backlog

     Our backlog of orders at December 28, 2001 was $48.2 million compared to $182.9 million at December 29, 2000. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges.

     We do not believe that backlog is an accurate indicator of near-term business activity as customers may make multiple orders of the same component from multiple sources when lead times are long and may cancel orders when business is weak and inventories are excessive. Pulse has experienced a significant number of cancellations and order push outs as a result of the current downturn in the market for electronic equipment. Conversely, many of AMI Doduco's products are repeat products which are continuously ordered by customers by phone for delivery within several days. In addition, in the last two years, many customers have negotiated vendor managed inventory and other similar consignment type arrangements with us, particularly Pulse. Orders from these arrangements typically are not reflected in backlog prior to shipment.

Intellectual Property

     We own a number of patents and have acquired licenses under patents of others under license agreements, which impose restrictions on our ability to utilize the intellectual property. We seek to limit disclosure of our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

     Existing legal protections afford only limited protection for our products. For example, others may independently develop similar or competing products or attempt to copy or use aspects of our products that we regard as proprietary. Furthermore, intellectual property law may not fully protect products or technology that we consider to be our own, and claims of intellectual property infringement may be asserted against us or against our customers in connection with their use of our products.

     While our intellectual property is important to us in the aggregate, we do not believe any individual patent or license is material to our business or operations.

Environmental

     Our manufacturing operations are subject to a variety of local, state, federal, and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals and employee health and safety. We will continue to make expenditures to meet or exceed the environmental standards set by these laws.

     We are involved in several legal actions relating to non-owned waste disposal sites. Our involvement in these matters has generally arisen from the alleged disposal by waste haulers of small amounts of waste material many years ago. In addition, we are aware of contamination at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The Germany environmental authorities have not required corrective action to date. A property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management. The order requires us to investigate and take corrective actions. Monitoring data is being collected to confirm and implement the corrective measures. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities.

     While we cannot predict the future costs of environmental studies, cleanup activities, capital expenditures, or operating costs for environmental compliance at our present or former facilities or any third party disposal sites, we do not believe these costs, individually or in the aggregate, will have a material impact on our operations or our consolidated financial position, liquidity or operating results.

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

     Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements reflect our current expectations of future events or future financial performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and similar terms. These forward-looking statements are based on our current plans and expectations.

     Any or all of our forward-looking statements in this report may prove to be incorrect. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Accordingly, actual outcomes and results may differ materially from what is expressed or forecasted in this report.

     We sometimes provide forecasts of future financial performance. The risks and uncertainties described under "Risk Factors" as well as other risks identified from time to time in other Securities and Exchange Commission reports, registration statements and public announcements, among others, should be considered in evaluating our prospects for the future. We undertake no obligation to release updates or revisions to any forward-looking statement, whether as a result of new information, future events or otherwise.

Risk Factors

Cyclical changes in the markets we serve, including the current contraction, could result in a significant decrease in demand for our products and reduce our profitability.

     Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. Beginning in late 2000 and continuing to the present, these markets, particularly the electronics market, have experienced a severe worldwide contraction. This contraction has resulted in a decrease in demand for our products, as our customers have:

     o    canceled many existing orders;

     o    introduced fewer new products; and

     o    worked to decrease their inventory levels.

     The decrease in demand for our products has had a significant adverse effect on our operating results and profitability. We cannot predict how long this contraction will last nor the strength of any recovery. Accordingly, we may continue to experience weakness in both our revenues and profits.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our costs of production.

     The average selling prices for our products tend to decrease over their life cycle. In addition, the recent economic contraction has significantly increased the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers' design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

An inability to adequately respond to changes in technology may decrease our sales.

     Pulse operates in an industry characterized by rapid change caused by the frequent emergence of new technologies. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Our inability to react to changes in technology quickly and efficiently may decrease our sales and profitability.

If our inventories become obsolete, our future performance and operating results will be adversely affected.

     The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Pulse's products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write offs, as was the case during 2001. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

An inability to capitalize on our recent or future acquisitions may adversely affect our business.

     In recent years we have completed several acquisitions. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. While our acquisitions have not generally resulted in goodwill impairment in the past, we expect to have a goodwill impairment charge in the first quarter of 2002 of between $16 million and $19 million related to AMI Doduco. The degree of success of any of our acquisitions depends on our ability to:

     o successfully integrate or consolidate acquired operations into our existing businesses;

     o    identify and take advantage of cost reduction opportunities; and

     o    further penetrate the markets for the product capabilities acquired.

     Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in slower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

     o    cause a disruption in our ongoing business;

     o    distract our managers;

     o    unduly burden our other resources; and

     o result in an inability to maintain our historical standards, procedures and controls.

Integration of acquisitions in to the acquiring segment may limit the ability of investors to track the performance of individual acquisitions and to analyze the trends in our operating results.

     Our practice has been to quickly integrate acquisitions into the existing business of the acquiring segment and to only report financial performance on the segment level. As a result of this practice, we do not separately track the stand-alone performance of acquisitions after the date of the transaction. Consequently, investors cannot quantify the financial performance and success of any individual acquisition or the financial performance and success of a particular segment excluding the impact of acquisitions. In addition, our practice of quickly integrating acquisitions into the financial performance of each segment may limit the ability of investors to analyze any trends in our operating results over time.

An inability to identify additional acquisition opportunities may slow our future growth.

     We intend to continue to identify and consummate additional acquisitions to further diversify our business and to penetrate important markets. We may not be able to identify suitable acquisition candidates at reasonable prices. Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain. An inability to consummate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

If our customers terminate their existing agreements, or do not enter into new agreements or submit additional purchase orders for our products, our business will suffer.

     Most of our sales are made on a purchase order basis as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Our contracts typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues will decrease if a significant number of customers:

     o    do not submit additional purchase orders;

     o    do not enter into new agreements with us; or

     o    elect to terminate their relationship with us.

If we do not effectively manage our business in the face of fluctuations in the size of our organization, our business may be disrupted.

     We have grown rapidly over the last few years, both organically and as a result of acquisitions. However, in the past twelve months we have significantly reduced our workforce and facilities in response to a dramatic decrease in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may suffer.

Uncertainty in demand for our products may result in increased costs of production and an inability to service our customers.

     We currently have very little visibility into our customers' purchasing patterns and are highly dependent on our customers' forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

     o    production delays;

     o    increased costs of production;

     o    an inability to make timely deliveries; and

     o    a decrease in profits.

A decrease in availability or increase in cost of our key raw materials could adversely affect our profit margins.

     We use several types of raw materials in the manufacturing of our products, including:

     o    precious metals such as silver;

     o    base metals such as copper and brass; and

     o    ferrite cores.

     Some of these materials are produced by a limited number of suppliers. From time to time, we may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products. The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at prices that reduce our profit margins.

     Some of our raw materials, such as precious metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by holding the majority of our precious metal inventory through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after delivery to our customer and pass this cost on to our customer. In addition, leasing and consignment costs have historically been substantially below the costs to borrow funds to purchase the precious metals. We currently have four consignment or leasing agreements related to precious metals, all of which generally have one year terms with varying maturity dates, but can be terminated by either party with 30 days' prior notice. Our results of operations and liquidity will be negatively impacted if:

     o we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate, or

     o our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices.

     Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by the supply of and the demand for the material. Consignment fees will increase if interest rates or the price of the consigned material increase.

Competition may result in lower prices for our products and reduced sales.

     Both Pulse and AMI Doduco frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

     o    product quality and reliability;

     o    global design and manufacturing capabilities;

     o    breadth of product line;

     o    customer service; and

     o    price.

     Our inability to successfully compete on any or all of the above factors may result in reduced sales.

Our backlog is not an accurate measure of future revenues and is subject to customer cancellation.

     While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we have experienced in the current contraction. Although you should not rely on our backlog as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

     We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales that, in turn, could decrease our operating results and cash flow. For example, there has been a material devaluation of the euro against the U.S. dollar in the last several years which has negatively impacted our reported profits. Although we engage in limited hedging transactions, including foreign currency contracts, to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

     We manufacture and assemble some of our products in foreign locations, including Estonia, France, Germany, Hungary, Italy, Mexico, the Philippines, the Peoples' Republic of China, or PRC, and Spain. In addition, approximately 64.9% of our revenues for the year ended December 28, 2001 were derived from sales to our customers outside the United

States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

     Risks inherent in doing business internationally may include:

     o    economic and political instability;

     o    expropriation and nationalization;

     o    trade restrictions;

     o    capital and exchange control programs;

     o    transportation delays;

     o    foreign currency fluctuations; and

     o unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

     In particular, Pulse has a significant portion of its manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to flexibly adjust its work force to demand levels for its products. Although the PRC has a large and growing economy, its potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our business will suffer.

     In addition, we have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in foreign countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in other countries such as the PRC and the Philippines. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense.

     In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write offs or write downs and moving expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from lay offs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

     A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings or other internal or external sources, we may experience unfavorable tax and earnings consequences as this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $10.0 million of retained earnings as of December 28, 2001 in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our business.

     Our success depends upon the continued contributions of our executive officers, many of whom have many years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our business could be adversely affected.

Environmental liability and compliance obligations may affect our operations and results.

     Our manufacturing operations are subject to a variety of environmental laws and regulations governing:

     o    air emissions;

     o    wastewater discharges;

     o the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and

     o    employee health and safety.

     If violations of environmental laws should occur, we could be held liable for damages, penalties, fines and remedial actions. Our operations and results could be adversely affected by any material obligations arising from existing laws, as well as any required material modifications arising from new regulations that may be enacted in the future. We may also be held liable for past disposal of hazardous substances generated by our business or businesses we acquire. In addition, it is possible that we may be held liable for contamination discovered at our present or former facilities.

     We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The

German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GRI by the Indiana Department of Environmental Management. The order requires us to investigate and take corrective actions. Monitoring data is being collected to confirm and implement the corrective measures. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results, however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Pennsylvania law and our organizational documents contain provisions that could discourage or prevent a potential takeover of our company that might otherwise result in shareholders receiving a premium over the market price for their shares.

     Provisions of Pennsylvania law, our Rights Agreement and our articles of incorporation and bylaws could complicate the acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors.

     These provisions include:

     o Subsection 25F of the Pennsylvania Business Corporation Law, which prohibits various change of control transactions with a 20%-or-greater shareholder, such as a party that has completed a successful tender offer, until five years after that party became a 20%-or-greater shareholder,

     o our Rights Agreement, known as a poison pill, which gives the board and shareholders the ability to severely dilute the ownership of any person acquiring 15% or more of our common stock, thereby making the acquisition impractical,

     o our articles of incorporation, which require an affirmative vote of 75% of our outstanding shares of stock to approve various change of control transactions with a holder of more than 5% of our stock, and

     o our classified board, which prevents a wholesale change in the board's composition.

     These provisions may have the effect of delaying, deterring or preventing a future takeover or change in control of us unless such takeover or change in control is approved by our board of directors.

Item 2 Properties

     We are headquartered in Trevose, Pennsylvania where we lease 11,000 square feet of office space. Through Pulse and AMI Doduco, we operated 25 manufacturing plants in 10 countries as of December 28, 2001. We continually seek to size our operations correctly in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek whenever practical to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

     The following is a list of the locations of our principal manufacturing facilities:

Pulse

                                                                                    Percentage
                                           Approx.                 Owned/             Used For
Location (1)                            Square Ft. (2)             Leased        Manufacturing
------------                            --------------             ------        -------------
Dongguan, People's Republic
    of China, or PRC                      482,000                  Leased                 100%
Zhuhai, PRC                               252,000                  Leased                 100%
Cavite, Philippines                        49,000                   Owned                  62%
Mexico City, Mexico                        46,000                  Leased                 100%
Orgelet, France                            38,000                   Owned(3)               30%
Zhongshan, PRC                             37,000                  Leased                 100%
Greensboro, Maryland                       20,000                   Owned                  95%
                                          -------
      Total                               924,000

(1) In addition to these manufacturing locations, Pulse has 252,000 square feet of space which is used for engineering, sales and administrative support functions, including Pulse's headquarters in San Diego, California. In addition, Pulse leases approximately 1,621,000 square feet of space for dormitories, canteen and other employee-related facilities in the PRC.

(2) Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

(3) There are mortgages on this property related to mortgage notes due in 2007, of which approximately $0.7 million was outstanding as of December 28, 2001.

AMI Doduco

                                                                                    Percentage
                                           Approx.                 Owned/             Used For
Location (1)                            Square Ft.                 Leased        Manufacturing
--------                                ---------                  ------        -------------
Pforzheim, Germany                        490,000                   Owned                  65%
Reidsville, North Carolina                260,000                   Owned                  60%
Sinsheim, Germany                         222,000                   Owned                  57%
Export, Pennsylvania                      115,000                  Leased                  80%
Tianjin, PRC                               59,000                  Leased                  85%
Noisy, France                              43,000                  Leased                  88%
Luquillo, Puerto Rico                      32,000                   Owned                  80%
Madrid, Spain                              32,000                   Owned                  90%
Mexico City, Mexico                        25,000                  Leased                  84%
Tallinn, Estonia                           23,000                   Owned                  80%
Lentate S/Seveso, Italy                    23,000                  Leased                  90%
Madrid, Spain                              19,000                  Leased                  90%
Lancaster, Pennsylvania                    15,000                  Leased                  85%
Dorog, Hungary                             11,000                  Leased                  95%
                                        ---------
       Total                            1,369,000

(1) Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

     We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, the manufacturing processes at Pulse facilities maintain a cost structure that is labor intensive and highly variable, which enables us to increase and decrease production rapidly and to contain costs during slower periods. On the other hand, AMI Doduco's products tend to have longer business cycles, longer time to market and are more capital intensive. As a result, we have automated many more functions at AMI Doduco facilities and vertically integrated its products in an attempt to utilize all of our manufacturing capabilities to create higher value added products.

     Traditionally, our engineers design products to meet our customers' product needs and then we mass-produce the products once a contract is awarded by or orders are received from our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer's design.

     The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2001 was between 40% to 50% for Pulse and 65% to 80% for AMI Doduco.

Item 3 Legal Proceedings

     We or our subsidiaries are a party to various legal proceedings and administrative actions. We consider lawsuits to be part of what arises in the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

     None

                                     Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the ticker symbol "TNL". The following table reflects the highest and lowest sales prices in each quarter of the last two years. The dividends paid are also shown. All amounts reflect stock splits through December 28, 2001.

                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                                -------      -------      -------      -------

2001 High                       $ 57.00      $ 33.89      $ 26.80      $ 28.42

2001 Low                        $ 21.75      $ 19.60      $ 20.53      $ 21.80

2001 Dividends Paid             $.03375      $.03375      $.03375      $.03375


2000 High                       $ 30.63      $ 49.28      $ 76.13      $ 62.13

2000 Low                        $ 19.38      $ 24.31      $ 45.50      $ 36.56

2000 Dividends Paid             $.03375      $.03375      $.03375      $.03375

      On February 28, 2002, there were approximately 1,950 registered holders of our common stock, which has a par value of $.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 8 of Notes to Consolidated Financial Statements.

     After paying a dividend of $0.03375 on January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

Item 6  Selected Financial Data  (In Thousands, Except Per Share Data)

                                           2001            2000            1999            1998           1997(a)
                                           ----            ----            ----            ----           -------
Net sales                                $474,199        $664,378        $530,436        $448,539        $397,067
Net earnings                             $  2,466        $ 99,308        $ 44,312        $ 33,309        $ 29,086
     Earnings per share:
         Basic (b)                       $    .07        $   3.05        $   1.38        $   1.04        $    .90
         Diluted (b)                     $    .07        $   3.02        $   1.36        $   1.03        $    .90
Total assets                             $525,020        $520,771        $381,239        $344,134        $255,334
Total long-term debt                     $ 89,129        $ 48,588        $ 60,496        $ 60,898        $ 32,957
Shareholders' equity                     $329,231        $324,430        $215,635        $174,809        $142,375


     Net worth per share (b)             $   9.77        $   9.76        $   6.63        $   5.40        $   4.41
Working capital (c)                      $189,257        $230,397        $141,851        $102,336        $ 87,618
     Current ratio                       2.9 to 1        2.7 to 1        2.5 to 1        2.0 to 1        2.2 to 1
Number of shares outstanding:


     Weighted average,
       including common stock
       equivalents                         33,566          32,859          32,492          32,406          32,274
     Year end                              33,683          33,237          32,532          32,340          32,270


Dividends declared per share (b)(d)      $  .1350        $  .1350        $ .13125        $ .11625        $   .105
Price range per share:
     High (b)                            $  57.00        $  76.13        $  23.13        $  22.19        $  21.56
     Low (b)                             $  19.60        $  19.38        $   9.94        $   8.44        $   8.57

(a) Amounts reflect continuing operations after dispositon of the businesses comprising our Test and Measurement Segment which was divested on June 4, 1997 for approximately $34.0 million.

(b) Per share amounts reflect two-for-one stock splits on February 28, 1997 and November 27, 2000.

(c) Includes cash and cash equivalents and current installments of long-term debt.

(d) After January 25, 2002, we no longer intend to pay cash dividends on our common stock.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 10 through 17.

Overview

     Technitrol is a global producer of precision-engineered passive magnetics-based electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

     We operate our business in two distinct segments:

o    the electronic components segment, which operates under the name Pulse, and

o the electrical contact products segment, which operates under the name AMI Doduco.

     General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. During the past several years, the growth in our consolidated net sales has been due in large part to the growth of Pulse. However, since late 2000, the electronics markets served by Pulse have experienced a severe global contraction. While we currently do not have a great deal of visibility with respect to future demand for our products, particularly at Pulse, we believe that the markets we serve have begun to stabilize and that a market rebound will be gradual.

     Based on recent increases in the level of order activity, we are optimistic that demand for Pulse's products will gradually recover from the global slowdown in the electronics markets which began in the fourth quarter of 2000. We also believe that this recovery began in the first quarter of 2002. While Pulse's revenues in the first part of the quarter were weak, there have been indications of firming market conditions, other than in the telecommunications sector, beginning in mid-February of 2002. This is consistent with reports from our customers and peers. While the electronic components business has yet to show significant prolonged progress, Pulse's order entry rates since mid-February of 2002 have increased from their levels in late 2001. Additionally, Pulse has increased its development activities for military/aerospace applications, automotive electronics systems, and consumer electronic applications such as video game consoles.

     Demand has slowed at AMI Doduco, mirroring the prevailing economic conditions in North America and Europe as we entered 2002. However, AMI Doduco has seen increases in design and quoting activities for component subassemblies in Europe for automotive applications such as tire pressure monitoring systems, multi-function switches, motor control sensors and ignition security systems, and non-automotive uses such as appliance and industrial controls and medical equipment. Although some of our customers and the popular press generally report modest optimism for the second half of the year, AMI Doduco is continuing its cost reduction actions. For example, in addition to workforce adjustments in line with demand around the world, AMI Doduco is also continuing the North American plant consolidation begun in 2001, as well as the consolidation of all European contact pre-material production into our Pforzheim, Germany facility and other product and plant consolidation actions in Europe.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. For example, our gross margin for the year ended December 28, 2001 was 24.1% compared to 38.3% for the year ended December 29, 2000. For the year ended December 28, 2001, Pulse generated approximately 53.4% of our consolidated net sales compared to approximately 66.0% for the year ended December 29, 2000. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse has a relatively short-term product life cycle. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a fairly long-term and mature product line, without significant turnover. There is minimal variation in the prices of product sold. Therefore, changes in prices do not have a material impact on AMI Doduco revenue. Accordingly, substantially all of the sales growth and contraction at AMI Doduco is attributable to changes in unit volume.

     Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased its penetration into its primary markets and expanded its presence in new markets. Recent examples of these acquisitions include Excelsus, Grupo ECM and EWC. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus is based in Carlsbad, California and is a leading North American producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Electro Componentes Mexicana, which we refer to as Grupo ECM, in March 2001. Grupo ECM is a manufacturer of inductive components primarily for automotive applications. In October 2000, Pulse acquired various assets of EWC, a manufacturer of magnetic components primarily for the defense and aerospace industries.

     Similarly, AMI Doduco has made a number of recent acquisitions. In January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. In addition, in fiscal 2000, AMI Doduco acquired a tool and mold fabrication facility in Estonia and in fiscal 1999 it acquired MEC Betras Italia, a producer of electrical contact rivets and stamped electrical contact parts, located near Milan, Italy. These acquisitions were driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our quick integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, we do not separately track the net sales of an acquisition after the date of the transaction.

     Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industry served by Pulse was characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower housing starts, capital spending and automotive sales both in the United States and western Europe.

     Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001. We implemented numerous restructuring initiatives during 2001 in order to further reduce Pulse's cost structure and capacity, although the speed and depth of the contraction in Pulse's markets made it impossible to reduce costs at the same rate at which revenues contracted throughout 2001. During the second quarter of 2001, we announced the closure of our production facility in Thailand and during the third quarter, we announced the closure of our production facility in Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We provided reserves of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual will be utilized by the end of the first quarter of 2002.

     We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Approximately 3,500 manufacturing personnel primarily in Asia, and approximately 200 support personnel in North America and Europe were terminated. Approximately 75% of all of the employee severance and related payments in connection with these actions were completed as of December 28, 2001. Approximately $2.3 million of the provision remains as of December 28, 2001 for severance payments and related expenses to be made during 2002. An additional $0.7 million remains accrued at December 28, 2001 for other exit costs in primarily Thailand and Malaysia. Termination costs for employees at our Thailand and Malaysian facilities have been included in the separate provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300 additional personnel, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary work force reductions, primarily at manufacturing facilities in the PRC where severance payments are not necessary. Accordingly, on a consolidated basis, our employee base dropped from approximately 30,600 as of December 29, 2000 to approximately 14,800 as of December 28, 2001.

     We recorded pre-tax inventory provisions in cost of sales of $20.3 million for the year ended December 28, 2001. The provisions were recorded throughout each quarter of 2001, although the fourth quarter had the most significant impact. The amounts were determined by comparing quantity on-hand to actual historical usage and forecasted demand for 2002. The inventory that was fully reserved in 2001 was primarily raw materials and specific finished goods for several customers. In addition, a charge of $3.5 million was recorded during the third quarter of 2001 to write down the value of certain Pulse fixed assets to their disposal value. These assets include Asian-based production equipment that became idle in 2001 due to the contraction of Pulse's business. The assets have been marketed through the liquidation market, and the majority have either been sold for their residual value or scrapped. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 28, 2001. Additional inventory and fixed asset write-downs are expected if demand for electronic components decreases in the future.

     Total restructuring and unusual and infrequent items for the year ended December 28, 2001 includes $3.6 million related to the Thailand and Malaysia plant closings, $6.4 million for other restructuring plans and $3.5 million for the write down of Pulse fixed assets.

     Approximately $0.5 million for AMI Doduco restructuring actions is included in the aggregate charge of $6.4 million noted above. The capital-intensity of AMI Doduco makes quick changes in its cost structure more challenging than at Pulse. In the quarter ended March 31, 2000, AMI Doduco recorded a $5.5 million provision for restructuring initiatives due to a reduction in employment levels by approximately 120 people, primarily in Germany. In addition, the AMI Doduco restructuring initiative provided for the relocation of high-volume, repetitive production to lower-cost locations, worldwide continuous process improvement efforts, and the expansion of our more profitable and automated business based in Germany. As a result of the program, we provided $3.7 million for employee severance and related payments, $0.9 million related to the impairment of certain assets and $0.9 million for other exit costs. Offsetting these costs was a gain of $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement.

     As a result of our core business focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are minimized during market downturn, while we plan for the recovery in demand and pursue additional growth opportunities. We expect to undertake additional cost reduction actions during the first two quarters of 2002, the extent of which will be determined by the timing and degree of a recovery in our markets and the economy in general. We anticipate that Pulse's restructuring efforts will continue into, and be completed by the end of, the second quarter of 2002 and will consist largely of additional capacity consolidation and reductions in operating expenses, including further employment reductions. AMI Doduco also plans to undertake further consolidation activities into the second quarter of 2002 consisting mainly of employment reductions. While we do not currently anticipate significant cost reduction actions past the second quarter of 2002, they may occur if there is not a recovery in our markets and in the economy in general. If additional actions are undertaken, the amounts will depend on specific actions taken to reduce manufacturing capacity and improve efficiency.

     Our restructuring charges are summarized on a year-to-date basis for 2001 as follows:

                                                                         AMI
      Restructuring provision (in millions):                          Doduco             Pulse               Total
      -----------------------                                         ------             -----               -----
      Balance accrued at December 29, 2000                            $  2.5            $  --              $   2.5
      Accrued during the year ended December 28, 2001                    0.5               13.1               13.6
      Severance and other cash payments                                 (2.2)              (7.2)              (9.4)
      Non-cash asset disposals                                          (0.2)              (3.5)              (3.7)
                                                                      ------            -------            -------
      Balance accrued at December 28, 2001                            $  0.6            $   2.4            $   3.0
                                                                      ======            =======            =======

     International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of December 28, 2001, we have operations in 12 countries and we have significant net sales in currencies other than the U.S. dollar. For the year ended December 28, 2001, 64.9% of our net sales were outside of the U.S. For the year ended December 29, 2000, 55.5% of our net sales were to customers outside of the U.S. As a result, changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is much less than it is at AMI Doduco. As a result of this and other factors, Pulse uses the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. The use of different functional currencies creates different financial effects. The euro was 3.3% weaker, on average, relative to the U.S. dollar during the year ended December 28, 2001 than in the comparable prior-year period. As a result, AMI Doduco's euro-denominated sales resulted in lower dollar sales upon translation for our U.S. consolidated financial statements. We also experienced a negative translation adjustment to equity in the 2001 period because our investment in AMI Doduco's European operations was worth less in U.S. dollars. At Pulse, we incurred foreign currency losses as euro denominated assets and liabilities were remeasured to U.S. dollars for financial reporting purposes during 2001. If an increasing percentage of our sales are denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on its expenses and bank borrowings in Europe, most of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of its revenues from customers in Asia are denominated in U.S. dollars. As a result, Pulse has less exposure than AMI Doduco to sales fluctuations caused by currency fluctuations.

     In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of December 28, 2001, we had five foreign currency forward contracts outstanding to sell forward approximately 44.2 million of euro in the aggregate in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

     Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the market value of silver on the day after we deliver the silver bearing product to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material. See additional discussion in note 1 of the Notes to Consolidated Financial Statements.

     Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as Germany and the income earned in low-tax jurisdictions, particularly in Asia. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable offshore tax treatments. However, we may not be able to take advantage of similar benefits in the future. Developing countries and, in particular, the People's Republic of China, may change their tax policies at any time. During the first quarter of fiscal 1999, we initiated a number of actions aimed at ensuring that our overall tax rate is optimal and appropriate. These actions followed a comprehensive global review of our business operations and tax planning opportunities. The effect of these actions was a reduction in our effective tax rate.

     We have not provided for U.S. federal income and foreign withholding taxes on approximately $294.0 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 28, 2001. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. It is not practical to estimate the amount of unrecognized deferred taxes on these undistributed earnings. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

   Year ended December 28, 2001 compared to the year ended December 29, 2000

     Net Sales. Net sales for the year ended December 28, 2001 decreased $190.2 million, or 28.6%, to $474.2 million from $664.4 million in the year ended December 29, 2000. Our sales decline from the comparable period last year was attributable primarily to the precipitous global downturn in markets served by Pulse that began late in 2000. Factors contributing to the downturn included declining capital expenditures by end-users and subsequent excess inventory levels. This downturn was experienced in Pulse's networking, telecommunications and power conversion markets on a worldwide basis, particularly in North America and Europe.

      Pulse's net sales decreased $185.5 million, or 42.3%, to $253.3 million for the year ended December 28, 2001 from $438.8 million in the year ended December 29, 2000. Pulse's sales were significantly lower in 2001 than in 2000 as new order rates declined and significant customer order cancellations occurred. Net sales in 2001 include sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

     AMI Doduco's net sales decreased $4.7 million, or 2.1%, to $220.9 million for the year ended December 28, 2001 from $225.6 million in the year ended December 29, 2000. Sales in the 2001 period reflect strong European markets and contributions from the Engelhard-CLAL operations, acquired in early January 2001. However, these positive factors were offset by a slowdown in North American manufacturing activity during the year ended December 28, 2001, and to a lesser extent, a decline in the average euro-to-U.S. dollar exchange rate. The lower manufacturing activity resulted in lower net sales primarily from customers in the commercial and industrial machinery, telecommunications and appliance industries.

     Cost of Sales. Our cost of sales decreased $50.2 million, or 12.2%, to $359.7 million for the year ended December 28, 2001 from $409.9 million for the year ended December 29, 2000. This decrease was due to a decrease in net sales. Our consolidated gross margin for the year ended December 28, 2001 was 24.1% compared to 38.3% for the year ended December 29, 2000. Since the Pulse gross profit as a percentage of sales is typically higher than that of AMI Doduco, our consolidated gross margin in 2001 was negatively affected by:

     o a mix of net sales weighted more heavily by AMI Doduco on a relative basis,

     o manufacturing inefficiencies at both Pulse and AMI Doduco due to under-utilization of capacity as a result of the market downturn, and

     o provisions for slow moving inventory at Pulse due to business slowdown.

     These factors more than offset the positive impact of our restructuring initiatives.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 28, 2001 decreased $32.3 million, or 24.6%, to $98.8 million, or 20.8% of net sales, from $131.1 million, or 19.7% net of sales for the year ended December 29, 2000. The decrease in selling, general and administrative expenses in 2001 was due to aggressive action that we took to reduce costs and tighten spending controls. For example, selling expenses, which are largely variable with net sales, decreased $3.1 million from 2000 to 2001. Administrative expenses decreased by $30.2 million, due largely to reduced headcount and lower incentive awards and lower expenses related to our restricted stock plan in 2001. These decreases were partially offset by higher research, development and engineering expenses, which increased by $1.0 million from 2001. The underlying expense for incentive awards is primarily variable and dependent upon our overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in December of 2000, were not achieved, and consequently, except for a small payment by AMI Doduco in the first quarter of 2001, no cash incentives were paid to executives. These incentive awards were $0.5 million in 2001 compared to $9.4 million in 2000. Expenses associated with stock-based compensation plans including the restricted stock plan were also significantly lower in 2001 versus the year ended December 29, 2000, due to a lower average share price of our common stock throughout 2001 compared to 2000. These expenses were approximately $1.2 million in 2001 compared to $7.0 million in 2000.

     Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the years ended December 28, 2001 and December 29, 2000, RD&E by segment was as follows (dollars in thousands):

                                                   2001               2000
                                                  ----               ----

     Pulse                                      $16,026            $15,748
     Percentage of segment sales                   6.3%               3.6%

     AMI Doduco                                 $ 4,155            $ 4,430
     Percentage of segment sales                   1.9%               2.0%

     Although 2001 had been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we largely avoided spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2001.

     Interest. Net interest income was $1.4 million for the year ended December 28, 2001 compared to $2.9 million for the year ended December 29, 2000. Invested cash balances remained essentially consistent with the year ended December 29, 2000, due to the intense focus on cash management throughout 2001. This resulted in preservation of average cash balances throughout 2001. Outstanding debt increased during the year ended December 28, 2001 due primarily to $74.0 million that was incurred in connection with the acquisition of Excelsus in August 2001, resulting in increased interest expense.

     Our new credit facility, which was entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

     Income Taxes. The effective income tax rate for the year ended December 28, 2001 was 54.1% compared to 19.2% for the year ended December 29, 2000. The higher tax rate in 2001 resulted from the non-deductibility of certain restructuring charges incurred in 2001. Specifically, plant shut-down costs and severance expenses were incurred in low-tax jurisdictions or countries where we have current losses or where we will not have operations in the future. Thus, we expect to have no future income to offset such charges, resulting in little or no income tax benefit. In addition, a higher proportion of income was earned in high-tax jurisdictions.

   Year ended December 29, 2000 compared to the year ended December 31, 1999

     Net Sales. Net sales in year ended December 29, 2000 increased $133.9 million, or 25.3%, to $664.4 million from $530.4 million in the year ended December 31, 1999. This increase was attributable to:

     o a strong demand cycle throughout 2000 in Pulse markets for data networking, telecommunications and power conversion, and

     o continued new product development by our customers and our related record number of new product design wins.

     Pulse's net sales increased $131.4 million, or 42.8%, to $438.8 million in the year ended December 29, 2000 from $307.4 million in the year ended December 31, 1999. This sales growth was not impacted by acquisitions and was due to unprecedented market growth across all of our primary product areas.

     AMI Doduco's net sales increased $2.5 million, or 1.1%, to $225.6 million in the year ended December 29, 2000 from $223.1 million in the year ended December 31, 1999. This increase was due to strong market growth in our primary product areas. Despite the increase, AMI Doduco's net sales in the year ended December 29, 2000 were negatively affected by:

     o an average euro-to-U.S. dollar exchange rate that was 6.5% below the 1999 average, and

     o    our sale of a non-strategic European product line.

     Partially offsetting these negative sales factors was the full year of operating contributions by our acquisition of MEC Betras made in December 1999.

     Cost of Sales. Our cost of sales increased $51.3 million, or 14.3%, to $409.9 million in the year ended December 29, 2000 from $358.6 million in the year ended December 31, 1999. The increase resulted from higher net sales in the year ended December 29, 2000. Our consolidated gross margin for the year ended December 29, 2000 was 38.3% compared to 32.4% in the year ended December 31, 1999. Pulse's gross margin increased from the prior year as a result of volume efficiencies, a favorable sales mix and the full year effect of cost control programs that were instituted in the first quarter of the year ended December 31, 1999. AMI Doduco's gross margin increased slightly from the prior year due to our cost reduction efforts. Product mix was an offsetting factor, due to a higher content of precious metals, on which we realize low margins, in the year ended December 29, 2000 compared with the year ended December 31, 1999.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 29, 2000 increased $20.4 million, or 18.4%, to $131.1 million, or 19.7% of net sales, from $110.7 million, or 20.9% of net sales, in the year ended December 31, 1999. The increase in absolute dollars was due primarily to the following reasons:

     o compensation expense associated with cash performance incentive plans, which are linked to operating profits, economic profit and earnings per share targets was $4.3 million higher in the year ended December 29, 2000 compared to the year ended December 31, 1999;

     o stock compensation plan expense, which is variable in relation to our quoted share price, was $4.1 million higher in the year ended December 29, 2000 compared to the year ended December 31, 1999;

     o higher spending was required to support the higher level of Pulse sales including increases of $1.5 million related to selling expenses such as commissions and other expenses that largely vary with sales;

     o administrative expenses, including the stock and incentive compensation-related items noted above, increased $18.9 million; and

     o expenses related to acquisition development and integration activity such as travel and consulting were higher in the year ended December 29, 2000 compared to the year ended December 31, 1999.

     Increases noted above are shown net of the effect of our expense reduction programs, particularly the reduction in employment levels by approximately 120 people. The annual salary and benefit costs associated with these people was approximately $4.8 million.

     For the year ended December 29, 2000 and December 31, 1999, RD&E by segment was as follows (dollars in thousands):

                                                 2000              1999
                                                 ----              ----

      Pulse                                    $15,748           $13,972
      Percentage of segment sales                 3.6%              4.6%

      AMI Doduco                               $ 4,430           $ 5,639
      Percentage of segment sales                 2.0%              2.5%

     RD&E spending within Pulse increased from the year ended December 31, 1999 in absolute dollars as Pulse continued to invest in new technologies and related improvements to respond to rapid technology changes in its marketplace. As a percentage of sales, Pulse spending in the year ended December 29, 2000 was less than the year ended December 31, 1999 as Pulse's sales reached record levels in the year ended December 29, 2000. RD&E spending within AMI Doduco decreased from the year ended December 31, 1999 due to the disproportionate share of RD&E required by the non-strategic European product line that was divested in the first quarter of fiscal 2000.

     Interest. Interest income for the year ended December 29, 2000 was $6.3 million compared with $1.9 million in the year ended December 31, 1999. Cash and cash equivalents were substantially higher during the year ended December 29, 2000 than during the year ended December 31, 1999, and the average percentage of yield was also higher throughout the year ended December 29, 2000. Our higher level of interest income in the year ended December 29, 2000 over the year ended December 31, 1999 was also due to the majority of the increase in cash in the year ended December 31, 1999 being generated during the latter part of 1999.

     For the year ended December 29, 2000, interest expense was $3.5 million, essentially the same as in the year ended December 31, 1999.

     Income Taxes. Our effective income tax rate during the year ended December 29, 2000 was 19.2%. This compares to 24.9% in the year ended December 31, 1999. For the year ended December 29, 2000, a higher proportion of income was earned in low-tax jurisdictions by Pulse.

Liquidity and Capital Resources

     Working capital as of December 28, 2001 was $189.3 million compared to $230.4 million as of December 29, 2000. This decrease was primarily due to lower accounts receivable and inventory levels during 2001. Cash and cash equivalents, which is included in working capital, decreased from $162.6 million as of December 29, 2000 to $142.3 million as of December 28, 2001.

     Net cash from operating activities was $62.7 million for the year ended December 28, 2001 and $113.8 million in 2000, a decrease of $51.1 million. In 2000, our cash flow from operations was primarily driven by increasing net earnings. During the year ended December 28, 2001, net earnings declined as a result of the dramatic slowdown in the markets served by Pulse. However, the lower earnings have been partially offset by decreased working capital requirements and aggressive cash management actions that we took in response to the slowdown. A significant decrease in Pulse's net sales during the year ended December 28, 2001 caused a significant decrease in accounts receivable. The decrease in accounts payable and accrued expenses resulted from payments made for income taxes and compensation related items, as well as a lower level of trade accounts payable due to reduced production. Net of the effect of acquisitions, inventory declined by $28.7 million during the year ended December 28, 2001 due to the significant reduction in Pulse's net sales during the period and corresponding actions to limit purchases and production activity. The reduction in inventory also reflects $20.3 million of provisions for inventory during the year ended December 28, 2001.

     Capital expenditures were $13.2 million during the year ended December 28, 2001 and $30.0 million in 2000. The level of capital expenditures decreased from the year ended December 29, 2000, due to tight spending controls and lower Pulse capacity needs resulting from lower sales. During the year ended December 28, 2001, capital spending was $6.0 million in the first quarter, $2.7 million in the second quarter, $1.8 million in the third quarter and $2.7 million in the fourth quarter, as our efforts to maximize cash flow during this period of slow market activity intensified. We significantly reduced our capital spending in 2001 as compared to fiscal 2000 and expect that our spending in 2002 may be less than in 2001. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future.

     Cash used for acquisitions was $120.3 million for the year ended December 28, 2001 and $5.4 million for the comparable period in 2000. The 2001 spending includes the August 2001 acquisition of Excelsus for approximately $90.7 million, including cash acquired of $4.8 million. We may acquire other businesses or product lines to expand our breadth and scope of operations.

     We paid dividends of $4.5 million in the year ended December 28, 2001 and $4.4 million in the year ended December 29, 2000. We received proceeds of $6.5 million during the year ended December 28, 2001 and $8.4 million in the year ended December 29, 2000 from the sale of stock through our employee stock purchase plan. We do not expect to continue receiving significant proceeds through our employee stock purchase plan in the near term. After paying a dividend on January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

     All previous credit facilities and lines of credit, excluding fixed term loans, were replaced as of June 20, 2001 under a new three-year revolving credit agreement providing for $225.0 million of credit capacity. The credit facility consists of:

     o a U.S. dollar-based revolving line of credit in the principal amount of up to $225.0 million;

     o a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $100.0 million; and

     o a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

     The amounts outstanding under the credit facility in total may not exceed $225.0 million.

     We pay a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our ratio of debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA"). The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency: LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is

0.850% to 1.425% depending on our debt to EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility. The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

     Our German indirect subsidiary, AMI Doduco GmbH, has obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for the borrowing of two loans, each in the amount of 10 million Deutsche marks, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of 10 million Deutsche marks, and is due in August 2009. We and several of our subsidiaries have guaranteed the obligations arising under these term loan agreements.

     We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the short-term and long-term. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

     With the exception of approximately $10.0 million of retained earnings as of December 28, 2001 in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC and the Philippines. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

     We commenced an intercompany lending program during the year ended December 28, 2001, whereby excess U.S. dollar denominated cash is being used to retire euro denominated debt. The benefit derived from this program is lower net interest expense, as the U.S. dollar interest income rates have been decreasing, while the euro interest expense rates have declined less rapidly.

     At December 28, 2001, we had approximately $150.0 million of unused line credit available under the credit agreement, although outstanding borrowings are limited to a maximum multiple of three times EBITDA on a rolling twelve-month basis.

New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121") it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"). SFAS 144 does however, retain the requirement in APB 30 to report separately discontinued operations, and extends this reporting requirement to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners; or is classified as held for sale. Goodwill is excluded from the scope of SFAS 144. We are required to adopt the provisions of SFAS 144 during the three months ending March 29, 2002. Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. We are required to adopt the provisions of SFAS 143 during the three months ending March 28, 2003. Adoption of this standard is not expected to have a material effect on our net sales, operating results or liquidity.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

     We are adopting the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are not amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until December 28, 2001. Since our acquisition of Excelsus was completed on August 7, 2001, the provisions of SFAS 141 were applied. Therefore, goodwill and certain intangibles with indefinite lives resulting from the Excelsus transaction have not been subject to amortization.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     We had approximately $80.3 million of unamortized goodwill and $48.2 million of other intangible assets as of December 28, 2001, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense was approximately $5.4 million and $3.8 million for the years ended December 28, 2001 and December 29, 2000, respectively. We are performing the transitional impairment test and currently estimate that an impairment loss of approximately $16.0 to $19.0 million will be recorded in the first quarter of 2002. This loss will be recognized as a cumulative effect of an accounting principle change.

Item 7a Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Our financial instruments, including cash and cash equivalents and long-term debt, are exposed to changes in interest rates in both the U.S. and abroad. We invest our excess cash in short-term, investment grade interest bearing securities. We generally limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks, and the audit committee of the board continually monitors compliance with these policies.

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

     The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our long-term debt as of December 28, 2001, which approximates its fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes (dollars in thousands):

                                                                                                                    Approx.
                                                                                              There-                   Fair
                                     2002       2003         2004       2005      2006         after      Total       Value
                                     ----       ----         ----       ----      ----         -----      -----       -----
Liabilities
Long-term debt
   Fixed rate:
      Euro (1)                      $ 122     $9,154      $   110      $  85     $  95     $   4,563    $14,129     $14,129
      Wt. ave. interest rate         9.02%      5.26%        9.02%      9.02%     9.02%         5.69%

   Variable rate:
      U. S. Dollar                                        $75,000                                       $75,000     $75,000
      Wt. ave. interest rate                                 2.91%

(1)   U.S. dollar equivalent

Foreign Currency Risk

     As of December 28, 2001, substantially all of our cash assets were denominated in U.S. dollars. However, we conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. We utilize derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occurs. All other forward exchange and options contracts are marked-to-market and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there are two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts and currency options, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. In addition, beginning in the third quarter of 2001, we began to employ foreign exchange forward contracts to hedge foreign currency risks associated with intercompany loans. As of December 28, 2001, we had five foreign exchange forward contracts with an aggregate principal balance of approximately $39.3 million outstanding on a U.S. dollar equivalent basis. The terms of these contracts were from one to six months. We did not have any other financial derivative instruments as of December 28, 2001.

The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under "Liabilities" represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our foreign currency long-term debt as of December 28, 2001, which approximates its fair value at such date after taking into consideration current rates offered to use for similar debt instruments of comparable maturities (dollars in thousands):

                                                                                                                    Approx.
                                                                                              There-                   Fair
                                     2002       2003       2004         2005      2006         after      Total       Value
                                     ----       ----       ----         ----      ----         -----      -----       -----
Assets
Cash and equivalents
   Variable rate:
      Euro (1)                      $7,206                                                              $ 7,206      $7,206

      Other currencies (1)          $2,544                                                              $ 2,544      $2,544

Liabilities
Long-term debt
   Fixed rate:
      Euro (1)                      $  122    $9,154      $ 110        $  85     $  95     $4,563       $14,129     $14,129
      Wt. ave. interest rate          9.02%     5.26%      9.02%        9.02%     9.02%      5.69%

(1)   U.S. dollar equivalent

Item 8 Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 45 and from the consolidated financial statements and supplementary schedule on pages 46 through 76.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

                              Cross Reference Index

                            Form 10-K
                    Item Number and Caption                              Incorporated Material
                    -----------------------                              ---------------------
Item 10             Directors and Executive Officers of the              The disclosure required by this item is
                     Registrant                                          incorporated by reference to the
                                                                         sections entitled, "Directors and
                                                                         Executive Officers" and "Section 16(a)
                                                                         Beneficial Ownership Reporting
                                                                         Compliance" in our definitive proxy
                                                                         statement to be used in connection with
                                                                         our 2002 Annual Meeting of Shareholders

Item 11             Executive Compensation                               The disclosure required by this item is
                                                                         incorporated by reference to the
                                                                         sections entitled, "Executive
                                                                         Compensation," "Retirement Plan,"
                                                                         "Executive Employment arrangements,"
                                                                         "Compensation of Non-Employee
                                                                         Directors," "Board Stock Ownership,"
                                                                         Report of Executive Compensation
                                                                         Committee on Compensation Policies,"
                                                                         "Compensation Committee Interlocks and
                                                                         Insider Participation," and "Comparison
                                                                         of Five-Year Cumulative Total Return"
                                                                         in our definitive proxy statement to be
                                                                         used in connection with our 2002 Annual
                                                                         Meeting of Shareholders

Item 12             Security Ownership of Certain Beneficial Owners      The disclosure required by this item is
                     and Management                                      incorporated by reference to the
                                                                         sections entitled, "Persons Owning More
                                                                         Than Five Percent of Our Stock" and
                                                                         "Stock Owned by Directors and Officers"
                                                                         in our definitive proxy statement to be
                                                                         used in connection with our 2002 Annual
                                                                         Meeting of Shareholders

Item 13 Certain Relationships and Related Transactions

     None

                                     Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report

          Financial Statements
          --------------------

          Independent Auditors' Report
          Consolidated Balance Sheets - December 28, 2001 and December 29, 2000 Consolidated Statements of Earnings - Years ended December 28,
          2001, December 29, 2000 and December 31, 1999 Consolidated
          Statements of Cash Flows - Years ended December 28, 2001,
          December 29, 2000 and December 31, 1999 Consolidated
          Statements of Changes in Shareholders' Equity - Years ended
          December 28, 2001, December 29, 2000
            and December 31, 1999
          Notes to Consolidated Financial Statements

          Financial Statement Schedules
          -----------------------------

          Schedule II, Valuation and Qualifying Accounts

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K dated March 14, 2002. This report pertains to our expected financial results for the quarter ending March 29, 2002.

     (c)  Exhibits

          Information required by this item is contained in the "Exhibit Index" found on page 76 through 77 of this report.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By    /s/James M. Papada, III
      -------------------------------
      James M. Papada, III
      Chairman, President and
         Chief Executive Officer

Date  March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By                                     By    /s/Edward M. Mazze
      ------------------------------         -----------------------------------
      Stanley E. Basara                      Edward M. Mazze
      Director                               Director

Date  March 19, 2002                   Date  March 19, 2002

By    /s/John E. Burrows, Jr.          By
      ------------------------------         -----------------------------------
      John E. Burrows, Jr.                   C. Mark Melliar-Smith
      Director                               Director

Date  March 19, 2002                   Date  March 19, 2002

By    /s/Rajiv L. Gupta                By    /s/James M. Papada, III
      ------------------------------         -----------------------------------
      Rajiv L. Gupta                         James M. Papada, III
      Director                               Chairman, President and Chief
                                                Executive Officer
Date  March 19, 2002                         (Principal Executive Officer)

By                                     Date  March 19, 2002
      ------------------------------
      J. Barton Harrison
      Director                         By    /s/Drew A. Moyer
                                             -----------------------------------
                                             Drew A. Moyer
Date  March 19, 2002                         Corporate Controller and Secretary
                                             (Principal Accounting Officer)
By    /s/David H. Hofmann
      ------------------------------
      David H. Hofmann                 Date  March 19, 2002
      Director
                                       By    /s/Albert Thorp, III
                                             -----------------------------------
Date  March 19, 2002                         Albert Thorp, III
                                             Vice President - Finance and Chief
By    /s/Graham Humes                           Financial Officer
      ------------------------------         (Principal Financial Officer)
      Graham Humes
      Director                         Date  March 19, 2002

Date  March 19, 2002

   Index to Consolidated Financial Statements and Financial Statement Schedule

                              Financial Statements
                              --------------------

Independent Auditors' Report

Consolidated Balance Sheets - December 28, 2001 and December 29, 2000

Consolidated Statements of Earnings - Years ended December 28, 2001, December 29, 2000 and December 31, 1999

Consolidated Statements of Cash Flows - Years ended December 28, 2001, December 29, 2000 and December 31, 1999

Consolidated Statements of Changes in Shareholders' Equity - Years ended
    December 28, 2001, December 29, 2000 and December 31, 1999

Notes to Consolidated Financial Statements

                          Financial Statement Schedule
                          ----------------------------

Schedule II, Valuation and Qualifying Accounts

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              KPMG LLP


Philadelphia, Pennsylvania
January 18, 2002

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 28, 2001 and December 29, 2000
                       In thousands, except per share data

                                Assets                                                2001                  2000
                                ------                                              ---------            ---------
Current assets:
     Cash and cash equivalents                                                      $ 142,267            $ 162,631
     Trade receivables, net                                                            63,294              108,423
     Inventories                                                                       62,404               86,001
     Prepaid expenses and other current assets                                         18,785               11,679
                                                                                    ---------            ---------
           Total current assets                                                       286,750              368,734

Property, plant and equipment                                                         170,665              173,739
     Less accumulated depreciation                                                     87,613               81,341
                                                                                    ---------            ---------
           Net property, plant and equipment                                           83,052               92,398
Deferred income taxes                                                                   9,499               11,235

Excess of cost over net assets acquired and other intangibles, net                    128,512               47,064
Other assets                                                                           17,207                1,340
                                                                                    ---------            ---------
                                                                                    $ 525,020            $ 520,771
                                                                                    =========            =========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                                         $     122            $     151
     Accounts payable                                                                  24,780               35,046
     Accrued expenses                                                                  72,591              103,140
                                                                                    ---------            ---------
           Total current liabilities                                                   97,493              138,337

Long-term liabilities:
     Long-term debt, excluding current installments                                    89,007               48,437
     Other long-term liabilities                                                        9,289                9,567

Commitments and contingencies (Note 7)

Shareholders' equity:

     Common stock: 175,000,000 shares authorized; 33,683,420 and
       33,236,762 outstanding in 2001 and 2000, respectively; $.125
       par value per share and additional paid-in capital                              70,184               63,909
     Retained earnings                                                                264,055              266,132
     Other                                                                             (5,008)              (5,611)
                                                                                    ---------            ---------
           Total shareholders' equity                                                 329,231              324,430
                                                                                    ---------            ---------
                                                                                    $ 525,020            $ 520,771
                                                                                    =========            =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

     Years ended December 28, 2001, December 29, 2000 and December 31, 1999
                      In thousands, except per share data

                                                             2001                 2000                  1999
                                                           ---------            ---------            ---------
Net sales                                                  $ 474,199            $ 664,378            $ 530,436
Cost of sales                                                359,681              409,856              358,553
                                                           ---------            ---------            ---------
     Gross profit                                            114,518              254,522              171,883

Selling, general and administrative expenses                  98,837              131,113              110,694
Restructuring and unusual and infrequent items                13,594                3,305                   --
                                                           ---------            ---------            ---------
     Operating profit                                          2,087              120,104               61,189
Other income (expense):
     Interest income                                           6,401                6,341                1,882
     Interest expense                                         (4,998)              (3,482)              (3,477)
     Other, net                                                1,879                  (49)                (585)
                                                           ---------            ---------            ---------
                                                               3,282                2,810               (2,180)
                                                           ---------            ---------            ---------
     Earnings before income taxes                              5,369              122,914               59,009

Income taxes                                                   2,903               23,606               14,697
                                                           ---------            ---------            ---------

Net earnings                                               $   2,466            $  99,308            $  44,312
                                                           =========            =========            =========

Net earnings per share:
    Basic                                                  $     .07            $    3.05            $    1.38
                                                           =========            =========            =========
    Diluted                                                $     .07            $    3.02            $    1.36
                                                           =========            =========            =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

     Years ended December 28, 2001, December 29, 2000 and December 31, 1999
                                  In thousands

                                                                                 2001             2000              1999
                                                                              ---------         ---------         --------
Cash flows from operating activities:
     Net earnings                                                             $   2,466         $  99,308         $ 44,312
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                           26,553            22,378           19,411
         Tax benefit from employee stock compensation                               231             1,893              429
         Amortization of stock incentive plan expense                             1,219             6,990            2,327
         Loss on sale of property, plant and equipment                            3,863             1,301            1,076
         Deferred taxes                                                           4,889            (4,239)           3,319
         Restructuring and unusual and infrequent items                             599             2,495             --
         Inventory provisions                                                    20,295             8,129            4,483
         Changes in assets and liabilities, net of effect of
           acquisitions and divestitures:
              Trade receivables                                                  48,197           (31,527)          (9,345)
              Inventories                                                         8,437           (30,161)           1,262
              Prepaid expenses and other current assets                          (4,487)            1,462              775
              Accounts payable                                                  (14,348)           10,630            3,788
              Accrued expenses                                                  (33,657)           21,321           (3,028)
         Other, net                                                              (1,571)            3,808              443
                                                                              ---------         ---------         --------

         Net cash provided by operating activities                               62,686           113,788           69,252
                                                                              ---------         ---------         --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                        (115,533)           (5,365)         (15,277)
     Capital expenditures, exclusive of acquisitions                            (13,149)          (29,976)         (18,766)

     Proceeds from sale of property, plant and equipment                          4,531               571            1,115
                                                                              ---------         ---------         --------

         Net cash used in investing activities                                 (124,151)          (34,770)         (32,928)
                                                                              ---------         ---------         --------
Cash flows from financing activities:
     Principal payments on long-term debt                                       (97,261)          (36,243)         (73,185)
     Long-term borrowings                                                       140,239            27,269           77,753
     Payment of debt assumed in acquisition                                      (3,944)             --               --
     Dividends paid                                                              (4,528)           (4,430)          (4,133)
     Exercise of stock options                                                       17               220                5

     Sale of stock through employee stock purchase plan                           6,548             8,388              916
                                                                              ---------         ---------         --------


         Net cash (used in) provided by financing activities                     41,071            (4,796)           1,356
                                                                              ---------         ---------         --------
Net effect of exchange rate changes on cash                                          30               248              (82)
                                                                              ---------         ---------         --------
Net (decrease) increase in cash and cash equivalents                            (20,364)           74,470           37,598
Cash and cash equivalents at beginning of year                                  162,631            88,161           50,563
                                                                              ---------         ---------         --------
Cash and cash equivalents at end of year                                      $ 142,267         $ 162,631         $ 88,161
                                                                              =========         =========         ========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 28, 2001, December 29, 2000 and December 31, 1999
                      In thousands, except per share data

                                                                                                        Other
                                                                                                ---------------------
                                                                                                              Accumu-
                                                        Common stock and                                  lated other
                                                         paid-in capital                        Deferred      compre-       Compre-
                                                       ---------------------       Retained      compen-      hensive       hensive
                                                         Shares       Amount       earnings       sation       income        income
                                                         ------       ------       --------       ------       ------        ------
Balance at January 1, 1999                               16,170     $ 45,109      $ 131,227      $(1,792)     $   265
Stock options, awards and related
    compensation                                             66        1,809             --         (609)          --
Tax benefit of stock compensation                            --          429             --           --           --
Stock issued under employee stock
    purchase plan                                            30          916             --           --           --
Currency translation adjustments                             --           --             --           --       (1,770)     $ (1,770)
Net earnings                                                 --           --         44,312           --           --        44,312
                                                                                                                           --------
Comprehensive income                                         --           --             --           --           --      $ 42,542
                                                                                                                           ========

Dividends declared ($.13125 per share)                       --           --         (4,261)          --           --
                                                       --------     --------      ---------      -------      --------
Balance at December 31, 1999                             16,266     $ 48,263      $ 171,278      $(2,401)     $(1,505)
Stock options, awards and related
    compensation                                             88        5,365             --       (1,470)          --
Tax benefit of stock compensation                            --        1,893             --           --           --
Stock issued under employee stock
    purchase plan                                           265        8,388             --           --           --
Currency translation adjustments                             --           --             --           --         (235)     $   (235)
Net earnings                                                 --           --         99,308           --           --        99,308
                                                                                                                           --------
Comprehensive income                                         --           --             --           --           --      $ 99,073
                                                                                                                           ========

Dividends declared ($.135 per share)                         --           --         (4,454)          --           --
Two-for-one stock split effective in
    November 2000                                        16,618           --             --           --           --
                                                       --------     --------      ---------      -------      --------
Balance at December 29, 2000                             33,237     $ 63,909      $ 266,132      $(3,871)     $(1,740)
Stock options, awards and related
    compensation                                             48         (504)            --        1,441           --
Tax benefit of stock compensation                            --          231             --           --           --
Stock issued under employee stock
    purchase plan                                           398        6,548             --           --           --
Currency translation adjustments                             --           --             --           --         (838)     $   (838)
Net earnings                                                 --           --          2,466           --           --         2,466
                                                                                                                           --------
Comprehensive income                                         --           --             --           --           --      $  1,628
                                                                                                                           ========

Dividends declared ($.135 per share)                         --           --         (4,543)          --           --
                                                       --------     --------      ---------      -------      --------
Balance at December 28, 2001                             33,683     $ 70,184      $ 264,055      $(2,430)     $(2,578)
                                                       ========     ========      =========      =======      ========

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory that is fully reserved in the ordinary course of business is not written back up after a write-down. Inventory reserves are utilized when the actual inventory is physically disposed. The reserves are determined by comparing quantity on-hand to historical usage and forecasted demand. The Company's inventory reserves at December 28, 2001 and December 29, 2000 were $23.5 million and $9.2 million, respectively.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1)  Summary of Significant Accounting Policies, continued

Excess of Cost over Net Assets and Other Intangibles

     Excess of cost over net assets acquired is amortized on a straight-line basis over 15 years. When events and circumstances so indicate, the recoverability of its carrying value is evaluated by determining whether its remaining balance can be recovered through future undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the excess of cost over net assets acquired, or a significant decline in the operating performance of the net assets. If an evaluation indicates that the carrying value cannot be recovered through future operating undiscounted cash flows, an impairment charge will be recorded by discounting the future operating cash flows using the implied cost of capital for that business segment and comparing the resulting discounted cash flow to the carrying value. The Company has approximately $80.3 million of goodwill and $48.2 million of other intangibles, including $40.0 million of trade names, on its balance sheet as of December 28, 2001. The Company had approximately $47.1 million of goodwill at December 29, 2000. See additional discussion in Note 2 Acquisitions.

     Acquisitions consummated after July 1, 2001 were accounted for by the transition rules of SFAS 141, and goodwill resulting from such transactions have not been subjected to amortization.

Revenue Recognition

     Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. The Company is not subject to any significant customer acceptance provisions. Product returns are covered by reserves based on historical experience and Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists." The Company's accounts receivable reserves at December 28, 2001 and December 29, 2000 were $2.6 million and $1.9 million, respectively.

Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Note 11 presents proforma results of operations as if Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), had been used to account for stock-based compensation plans.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1)  Summary of Significant Accounting Policies, continued

Foreign Currency Translation

     Certain foreign subsidiaries of the Company use the U.S. dollar as the functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For entities using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

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

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, the Company periodically enters into hedging transactions which have been authorized pursuant to the Company's policies and procedures. In accordance with SFAS 133, gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange and option contracts are marked-to-market and unrealized gains and losses are included in current-period net income. At December 28, 2001, the Company has five foreign exchange contracts in place to sell forward approximately 44.2 million of euro in connection with hedging the repayment of intercompany loans. At December 29, 2000, the Company had a foreign exchange contract in place to sell forward $3.2 million of U.S. dollars for French francs, in connection with the purchase of the electrical contacts business of Engelhard-CLAL on January 4, 2001. At December 31, 1999, the Company did not have any derivative financial instruments outstanding, other than to sell forward approximately $1.2 million of precious metal purchased as part of the acquisition of MEC Betras Italia S.r.l. on December 22, 1999.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(1)  Summary of Significant Accounting Policies, continued

Precious Metal Consignment-type Leases

     The Company has custody of inventories under consignment-type leases from suppliers ($39.6 million at December 28, 2001 and $40.8 million at December 29,
2000). The Company has four consignment-type leases in place for sourcing all precious metals. The leases are operating leases and the related inventory and liability are not recorded on its balance sheet. The leases are generally one-year in duration and can be extended with annual renewals. Either party can terminate the lease agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against the company creating security interests in the consigned metals. Included in interest expense for the years ended December 28, 2001 and December 29, 2000 are consignment fees of $1.1 million, respectively. These interest costs were $1.4 million in the year ended December 31, 1999.

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

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2)  Acquisitions

     Excelsus Technologies, Inc.: In August 2001, the Company acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The preliminary purchase price was approximately $85.9 million, net of $4.8 million of cash acquired and a preliminary purchase price adjustment of $2.6 million. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the preliminary allocation of the unadjusted purchase price includes $40.0 million for trade names, $27.0 million for goodwill and $8.0 million for technology. The only intangible subject to amortization is the $8.0 million of technology, which is estimated to have a 5-year life. The purchase price is subject to adjustment for the net worth of Excelsus at the date of closing and the allocation of the purchase price is subject to adjustment as details of the transaction are finalized. A significant portion of the purchase price is being maintained in an escrow account. Included in the assets acquired is a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. The Company filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, the Company used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under its existing credit facility with a syndicate of commercial banks. Excelsus was integrated into Pulse. Prior to the acquisition, Excelsus recorded revenues of approximately $40.0 million in 2000.

     Full Rise Electronics Co. Ltd.: In April 2001, the Company made a minority investment in the common stock of Full Rise Electronics Co. Ltd. ("FRE") which is accounted for by the cost-basis method of accounting. FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple port jacks. This investment was made by Pulse and the Company has an option to purchase additional shares of common stock in FRE in the future.

     Grupo ECM: In March 2001, the Company acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates based in Mexico City. These operations are referred to as Grupo ECM. Grupo ECM manufactured and marketed inductive components primarily for automotive applications. This business was integrated into Pulse. The purchase price was not material to the Company's consolidated financial position.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2)  Acquisitions, continued

     Engelhard-CLAL: In January 2001, the Company acquired the electrical contacts business of Engelhard-CLAL. These operations are based in France with additional operations in Spain and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. This business was integrated into AMI Doduco. The purchase price was not material to the Company's consolidated financial position.

     EWC, Inc: In October 2000, the Company purchased certain assets of EWC, Inc. EWC manufactured magnetic components primarily for the defense and aerospace industries. This business was integrated into the Specialty Components Division of Pulse. The purchase price was not material to the Company's consolidated financial position.

     Tool and Die facility in Estonia from AMP: In January of 2000, the Company completed the acquisition of a tool and die design and manufacturing operation near Tallinn, Estonia, from AMP, a division of Tyco Electronics Corporation. This business was integrated into AMI Doduco. The purchase price was not material to the Company's consolidated financial position.

(3)  Financial Statement Details

     The following provides details for certain financial statement captions at December 28, 2001 and December 29, 2000 (in thousands):

                                                           2001           2000
                                                         --------       --------
Inventories:
     Finished goods                                      $ 22,159       $ 28,710
     Work in progress                                      11,723         15,907
     Raw materials and supplies                            28,522         41,384
                                                         --------       --------
                                                         $ 62,404       $ 86,001
                                                         ========       ========
Property, plant and equipment, at cost:
     Land                                                $  3,287       $  4,081
     Buildings and improvements                            30,287         32,362
     Machinery and equipment                              137,091        137,296
                                                         --------       --------
                                                         $170,665       $173,739
                                                         ========       ========
Accrued expenses:
     Income taxes payable                                $ 26,210       $ 37,214
     Dividends payable                                      1,137          1,122
     Accrued compensation                                  10,158         26,746
     Other accrued expenses                                35,086         38,058
                                                         --------       --------
                                                         $ 72,591       $103,140
                                                         ========       ========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4)   Long-term Debt

At December 28, 2001 and December 29, 2000, long-term debt was as follows (in thousands):

Bank Loans                                                                                                     2001           2000
----------                                                                                                    -------        -------
     Variable-rate, (base rate plus 0.85% to 1.425% depending on debt to EBITDA ratio; base rate is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros and a rate approximating Sterling LIBOR for British pounds)
        multi-currency revolving credit facility with $225.0 million maximum draw, due June 20, 2004 (2.91%
        weighted average rate at December 28, 2001)                                                           $75,000        $    --

     Variable-rate (EURIBOR plus 0.50%), Eurocurrency revolving credit facility with
        $20.0 million maximum draw (5.46% rate at December 29, 2000)                                               --         14,018

     Variable-rate (EURIBOR plus 0.625%), multi-currency bank loan facility with $40.0
        million maximum draw (5.625% rate at December 29, 2000)                                                    --         17,827

     Fixed-rate (5.57% and 4.85%), unsecured debt in Germany (denominated in Deutsche
        marks) due June 26, 2003                                                                                9,038          9,636

     Fixed-rate (5.65%), unsecured debt in Germany (denominated in Deutsche marks) due
        August 2, 2009                                                                                          4,519          4,818

     Variable-rate (EURIBOR plus 0.625%), Eurocurrency offering basis credit facility
        with $5.0 million maximum draw (5.625% rate at December 29, 2000)                                          --          1,413
                                                                                                              -------        -------
         Total bank loans                                                                                      88,557         47,712

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

     8.20% - 10.32% mortgage notes, due in monthly installments until 2007                                        572            876
                                                                                                              -------        -------
         Total long-term debt                                                                                  89,129         48,588

     Less current installments                                                                                    122            151
                                                                                                              -------        -------
     Long-term debt excluding current installments                                                            $89,007        $48,437
                                                                                                              =======        =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

                        (4)     Long-term Debt, continued

     All previous credit facilities and lines of credit, excluding fixed term loans, were replaced as of June 20, 2001 under a new three-year revolving credit agreement providing for $225.0 million of credit capacity. The credit facility consists of:

     o a U.S. dollar-based revolving line of credit in the principal amount of up to $225.0 million;

     o a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $100.0 million; and

     o a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

     The amounts outstanding under the credit facility in total may not exceed $225.0 million.

     The Company pays a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our ratio of debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA"). The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency: LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on debt to EBITDA ratio. Each of the Company's domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility.

     The Company's German indirect subsidiary, AMI Doduco GmbH, has obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for the borrowing of two loans, each in the amount of 10 million Deutsche marks, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of 10 million Deutsche marks, and is due in August 2009. The Company and several of its subsidiaries have guaranteed the obligations arising under these term loan agreements.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(4)  Long-term Debt, continued

     Principal payments due within the next five years, based on terms of the Company's debt arrangements, are as follows (in thousands):

                     2002                             $   122
                     2003                               9,154
                     2004                              75,110
                     2005                                  85
                     2006                                  95
               Thereafter                               4,563
                                                      -------
                                                      $89,129
                                                      =======

     All outstanding borrowings under the credit agreement have been classified as non-current because the Company has the ability and the intent to refinance these obligations on a long-term basis.

     The credit agreement contains certain covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limits and other customary and normal provisions. The Company is in compliance with all such covenants.

(5)  Research, Development and Engineering Expenses

     Research, development and engineering expenses ("RD&E") are included in selling, general and administrative expenses and were $20.2 million, $20.2 million and$19.6 million in 2001, 2000 and 1999, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $14.1 million, $14.4 million and $12.8 million in 2001, 2000 and 1999, respectively.

(6)  Income Taxes

     Earnings (loss) before income taxes were as follows (in thousands):

                                      2001               2000              1999
                                    --------          ---------          -------
      Domestic                      $ (5,235)         $  (5,849)         $   934
      Non-U.S                         10,604            128,763           58,075
                                    --------          ---------          -------
             Total                  $  5,369          $ 122,914          $59,009
                                    ========          =========          =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)   Income Taxes, continued

      Income tax (benefit) expense was as follows (in thousands):

      Current:                               2001           2000          1999
                                           --------       --------       -------
             Federal                       $ (1,174)      $  3,382       $   736
             State and local                  1,781            458           858
             Non-U.S                          2,614         24,005         9,784
                                           --------       --------       -------
                                              3,221         27,845        11,378
      Deferred tax (benefit) expense           (318)        (4,239)        3,319
                                           --------       --------       -------

                                           $  2,903       $ 23,606       $14,697
                                           ========       ========       =======

     Amounts credited to additional paid-in capital include the tax benefit of certain components of employee compensation related to the Company's common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period.

     A reconciliation of the statutory federal income tax rate with the effective income tax rate follows:

                                                           2001    2000    1999
                                                           ----    ----    ----
Statutory federal income tax rate                           35%     35%     35%
Increase (decrease) resulting from:
       Tax-exempt earnings of subsidiary in Puerto
           Rico                                             (3)     (1)     (1)
       State and local income taxes, net of federal
           tax effect                                       21       1       1

       Non-deductible expenses and other foreign
           income subject to U.S. income tax                35       3       3
       Foreign                                             (13)    (19)    (14)
       Other, net                                          (21)     --       1
                                                           ---     ---     ---
Effective tax rate                                          54%     19%     25%
                                                           ===     ===     ===

The effect on the effective tax rate of non-deductible expenses is due to the nature and timing of the restructuring and other unusual and infrequent items. The effect on the effective tax rate of other, net is attributable to alternative minimum tax and research and development tax credits.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)   Income Taxes, continued

      Deferred tax assets and liabilities included the following (in thousands):

                                                             2001        2000
                                                           --------    --------
Assets:
       Inventories                                         $  1,982    $    896
       Plant and equipment                                      996       1,194
       Vacation pay and other compensation                    1,317       1,766
       Pension expense                                          743         844
       Stock awards                                           1,592       1,806
       Accrued liabilities                                    5,029       5,519
       Net operating losses                                   5,715       3,729
       Capital losses carryover                               6,582       6,582
       Other                                                  2,121       1,951
                                                           --------    --------
              Total deferred tax assets                      26,077      24,287
              Valuation allowance                            (7,854)     (6,582)
                                                           --------    --------
              Net deferred tax assets                        18,223      17,705

Liabilities:
       Deferred taxes on foreign operations and acquired
           intangibles                                        2,800       2,600
                                                           --------    --------
              Total deferred tax liabilities                  2,800       2,600
                                                           --------    --------
              Net deferred tax assets                        15,423      15,105
              Less current deferred tax assets                5,924       3,870
                                                           --------    --------
              Long-term deferred income taxes              $  9,499    $ 11,235
                                                           ========    ========

     Based on the Company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $294.0 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 28, 2001. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. It is not practical to estimate the amount of unrecognized deferred taxes on these undistributed earnings. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(7)  Commitments and Contingencies

     The Company conducts a portion of its operations from leased premises and also leases certain equipment under operating leases. Total rental expense amounts for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 were $7.4 million, $5.9 million and $5.4 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 28, 2001 were as follows (in thousands):

                Year
               Ending
               ------
                2002                         $ 8,819
                2003                           6,662
                2004                           4,854
                2005                           3,811
                2006                           1,733
             Thereafter                        4,891
                                             -------
                                             $30,770
                                             =======

     The Company is involved in several legal actions relating to waste disposal sites. The Company's involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, in Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. As a result of the acquisition of GTI, the Company is involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a facility in Leesburg, Indiana. The Company anticipates making additional environmental expenditures in future years to continue its environmental studies, analysis and remediation activities.

     The Company is also subject to various lawsuits, claims and proceedings which arise in the ordinary course of its business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on its financial results.

     The Company accrues costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions in excess of amounts provided will not materially affect the Company's operations or consolidated financial position, liquidity or operating results.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8)  Shareholders' Equity

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

     The retained earnings of the Company at December 28, 2001 include approximately $10.0 million which has been restricted in accordance with the laws of the People's Republic of China (PRC). This amount, which is based on the earnings of the Company's subsidiaries in the PRC, may not be available for distribution to the U.S. parent company or its shareholders but is not required to be held in cash.

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

     Effective August 1, 2001 the company adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock of the Company. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are each generally six months in duration. In connection with this stock purchase plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2001, 2000 and 1999, employees purchased approximately 398,000, 530,000 and 60,000 shares, respectively, under a predecessor plan.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(9)  Earnings Per Share

     Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). The Company has restricted shares outstanding of 361,000, 386,000 and 368,000 as of December 28, 2001, December 29, 2000 and December 31, 1999, respective, which generally vest over a three year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were approximately 24,000 in 2001, 5,500 in 2000 and 36,000 in 1999. Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on November 27, 2000. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                        2001              2000            1999
                                        ----              ----            ----
Net income                            $ 2,466           $99,308         $44,312
Basic earnings per share:
    Shares                             33,202            32,510          32,092
    Per share amount                     $.07             $3.05           $1.38
Diluted earnings per share:
    Shares                             33,566            32,859          32,492
    Per share amount                     $.07             $3.02           $1.36

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans

     The Company and certain of its subsidiaries maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

     Pension (benefit) expense was as follows (in thousands):

                                                       2001         2000         1999
                                                     -------      -------      -------
Principal defined benefit plans                        $(395)       $ 149        $(982)

Multi-employer and other employee benefit plans          221          490          295
                                                       -----        -----        -----
                                                       $(174)       $ 639        $(687)
                                                       =====        =====        =====

     The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                       2001         2000         1999
                                                     -------      -------      -------
Service cost - benefits earned during the period     $ 1,192      $ 1,309      $ 1,180
Interest cost on projected benefit obligation          1,667        1,566        1,399
Expected actual return on plan assets                 (2,818)      (2,430)      (2,256)
Curtailment gain                                          --           --         (664)
Net amortization                                        (436)        (296)        (641)
                                                     -------      -------      -------
         Net periodic pension (benefit) cost         $  (395)     $   149      $  (982)
                                                     =======      =======      =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued

The financial status of the principal defined benefit plans at December 28, 2001 and December 29, 2000, was as follows (in thousands):

                                                             2001        2000
                                                           --------    --------
Change in benefit obligation:

     Benefit obligation at beginning of year               $ 24,397    $ 20,989

         Service cost                                         1,192       1,190
         Interest cost                                        1,667       1,566
         Actuarial gain                                         547        (656)
         Plans not previously aggregated                         --       2,109
         Benefits paid                                       (1,387)       (801)
                                                           --------    --------
     Benefit obligation at end of year                       26,416      24,397
                                                           --------    --------

Change in plan assets:

     Fair value of plan assets at beginning of year          31,689      26,548

         Actual return on plan assets                        (1,568)      5,082
         Employer contributions                                  --          --
         Plans not previously aggregated                         --         852
         Benefits paid                                       (1,387)       (793)
                                                           --------    --------
     Fair value of plan assets at end of year                28,734      31,689
                                                           --------    --------

     Funded status                                            2,318       7,292
     Unrecognized:
         Net gains                                           (4,625)    (11,491)
         Prior service cost                                     990         633
         Intangible asset                                      (407)         --
         Net transition obligation                               72          62
                                                           --------    --------
Accrued pension costs at the end of the year               $ (1,652)   $ (3,504)
                                                           ========    ========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued

     Benefits are based on years of service and average final compensation. For U.S. plans, the Company funds, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 2001 and 2000 were as follows:

     Discount rate                                                  7.3%
     Annual compensation increases                                  4.8%
     Expected long-term rates of return on plan assets              9.0%

     The Company maintains defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, the Company contributed a matching amount equal to $1.00 for each $1.00 of the participant's contribution not in excess of 4% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,469,000, $1,529,000 and $681,000 in 2001, 2000 and 1999, respectively.

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

(11) Stock-Based Compensation

     The Company has an incentive compensation plan for employees of the Company and its subsidiaries. One component of this plan grants the recipient the right of ownership of Technitrol, Inc. common stock, conditional on the achievement of performance objectives and/or continued employment with the Company. A summary of the shares under the incentive compensation plan is as follows:

                                                                  Available to
                                                                   be granted
                                                                   ----------
Shares authorized                                                  4,900,000

Awarded during years prior to 2001, net of cancellations          (2,015,874)
                                                                  ----------
Balance at December 29, 2000                                       2,884,126
Awarded during 2001, net of cancellations                            (39,020)
                                                                  ----------
Balance available at December 28, 2001                             2,845,106
                                                                  ==========

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued

     During the years ended December 28, 2001, December 29, 2000 and December 31, 1999, the Company issued to employees, net of cancellations, incentive compensation shares having an approximate fair value at date of issue of $1,055,268, $2,598,000 and $1,683,000, respectively. The fair value of the incentive compensation shares are based on fair market price of the stock at the award date and recorded as deferred compensation. Compensation is recognized over the vesting period which is generally three years. Shares are held by the Company until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the Incentive Compensation Plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares when restrictions lapse. Cash awards are accrued over the restriction period, and the related expense is variable based on the market value of the shares. Amounts charged to expense as a result of the Incentive Compensation Plan and related expenses were $1,219,000 in 2001, $6,990,000 in 2000 and $2,327,000 in 1999. A substantial portion of the shares granted are subject to variable accounting, whereby the related compensation expense is adjusted to reflect the impact of market price of the underlying shares awarded. The shares and expense associated with variable accounting were 35,400 and $206,000 in 2001, 112,900 and $3,440,000 in 2000, and 40,000 and
$209,000 in 1999, respectively.

     The Company also has a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist the Company in attracting and retaining highly qualified persons to serve on the Company's Board of Directors. Under the terms of the plan, 60,000 shares of the Company's common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors are recorded as an expense at issuance. In 2001, 2000 and 1999 3,448, 5,096 and 10,848 shares, respectively, (including those deferred at the directors' election) were issued under the plan. A total of 38,816 shares remain available for issuance under the plan.

     In connection with the 1995 acquisition of Pulse Engineering, options which had been granted for the purchase of Pulse common shares were assumed by the Company and converted into options to purchase Technitrol common stock. At December 28, 2001, no options remained outstanding. No additional options are expected to be granted under the assumed plans.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued

     In February of 2001, the executive compensation committee of the Company adopted a stock option plan. All employees of the Company and designated subsidiaries are eligible to participate in the stock option plan. Except as limited by the terms of the option plan, the committee has discretion to select the persons to receive options and to determine the terms and conditions of the option, including the number of shares underlying the option, the exercise price, the vesting schedule and term. The options are granted at no cost to the employee and cannot be granted with an exercise price less than the fair market value at the date of grant. The options granted in 2001 vest equally over four years and expire in seven years. During the year ended December 28, 2001 a total of 232,700 shares, net of cancellations, were awarded to employees at a weighted average strike price of $21.86 per share. None of the shares were vested as of December 28, 2001.

     As permitted by the provisions of FAS 123, the Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the Company's employee stock incentive plans. If compensation cost for the Company's stock option plan and employee stock purchase plan have been determined based on the fair value as required by FAS 123, the Company's pro forma net income (loss) and earnings (loss) per basic and diluted share would have been $(4.6) million and $(.14) and $(.14) for 2001, and for 2000 would have been $78.2 million, $2.41 and $2.38, respectively.

(12) Restructuring and Unusual and Infrequent Items

     During the second quarter of 2001, the Company announced the closure of its production facility in Thailand. The Company also announced the closure of our production facility in Malaysia in the third quarter of 2001. The production at these two facilities was transferred to other Pulse facilities in Asia. The Company provided reserves of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual will be utilized by the end of the first quarter of 2002.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(12)  Restructuring and Unusual and Infrequent Items, continued

     The Company also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Approximately 3,500 manufacturing personnel primarily in Asia, and approximately 200 support personnel in North America and Europe were terminated. Approximately 75% of all of the employee severance and related payments in connection with these actions were completed as of December 28, 2001. Approximately $2.3 million of the provision remains as of December 28, 2001 for severance payments and related expenses to be paid in 2002. An additional $0.7 million remains accrued at December 28, 2001 for other exit costs at primarily Thailand and Malaysia. Termination costs for employees at our Thailand and Malaysian facilities have been included in the separate provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300 additional personnel, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions, primarily at manufacturing facilities in the PRC where severance payments are not necessary. Accordingly, on a consolidated basis, the Company's employee base dropped from approximately 30,600 as of December 29, 2000 to approximately 14,800 as of December 28, 2001.

     The Company recorded pre-tax inventory provisions in cost of sales of $20.3 million for the year ended December 28, 2001. These provisions resulted from production capacity reductions. In addition, a charge of $3.5 million was recorded during the third quarter of 2001 to write down the value of certain Pulse fixed assets to their disposal value. The assets are Asian-based production equipment that became idle in 2001 due to the contraction in Pulse's business. The assets have been marketed through the liquidation market, and the majority has either been sold for its residual value or scrapped. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 28, 2001.

     Total restructuring and unusual and infrequent items for the year ended December 28, 2001 includes $3.6 million related to the Thailand and Malaysia plant closings, $6.4 million for other restructuring plans and $3.5 million for the write down of Pulse fixed assets.

     Approximately $0.5 million for AMI Doduco restructuring actions is included in the aggregate charge of $6.4 million noted above. The capital-intensity of AMI Doduco makes quick changes in its cost structure more challenging than at Pulse.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(12) Restructuring and Unusual and Infrequent Items, continued

     In the quarter ended March 31, 2000, AMI Doduco recorded a $5.5 million provision for restructuring initiatives due to a reduction in employment levels by approximately 120 people, primarily in Germany. The Company provided $3.7 million for employee severance and related payments, $0.9 million related to the impairment of certain assets and $0.9 million for other exit costs. Offsetting these costs was a gain of $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement. As of December 29, 2000 the balance outstanding was $2.5 million.

     As a result of its core business focus on both economic and operating profit, the Company will continue to aggressively size both Pulse and AMI Doduco so that costs are minimized during market downturns, while they plan for the recovery in demand and pursue additional growth opportunities. The Company may adopt additional cost reduction actions during 2002, depending on the timing and extent of a recovery in Pulse's markets and the economy in general. If additional actions are undertaken, the amounts will depend on specific actions taken to reduce manufacturing capacity and improve efficiency.

      The Company's restructuring charges and unusual and infrequent items are summarized on a year-to-date basis for 2001 as follows:

                                                               AMI
      Restructuring provision (in millions):                Doduco        Pulse       Total
      -----------------------                               ------        -----       -----
      Balance accrued at December 29, 2000                   $ 2.5        $  --       $ 2.5
      Accrued during the year ended December 28, 2001          0.5         13.1        13.6
      Severance and other cash payments                       (2.2)        (7.2)       (9.4)
      Non-cash asset disposals                                (0.2)        (3.5)       (3.7)
                                                             -----        -----       -----
      Balance accrued at December 28, 2001                   $ 0.6        $ 2.4       $ 3.0
                                                             =====        =====       =====

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(13) Supplementary Information

     The following amounts were charged directly to costs and expenses (in thousands):

                                                      2001          2000          1999
                                                      ----          ----          ----
           Depreciation                            $21,177       $18,548       $15,678
           Amortization of intangible assets         5,376         3,830         3,733
           Advertising                                 552           662           780
           Repairs and maintenance                   6,668        10,382         6,480
           Bad debt expense                            697         1,063           116

      Cash payments made:
           Income taxes                            $11,736       $14,218       $17,604
           Interest                                  5,470         3,530         3,528

Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items.

(14) Segment and Geographical Information

     The Company operates its business in two segments: the Pulse segment, which operates under the name Pulse, and the AMI Doduco segment, which operates under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS and AMI Doduco, respectively. Pulse is managed by a President who reports to our Chief Executive Officer. AMI Doduco is managed by co-Presidents, each of whom reports to our Chief Executive Officer.

     Pulse designs and manufactures a wide variety of highly-customized passive magnetics-based electronic components. These components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. These products are often referred to as chokes, inductors, filters and transformers. Pulse sells its products to multinational original equipment manufacturers, contract manufacturers and distributors.

     AMI Doduco is a global manufacturer of a full range of electrical contact products, from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(14) Segment and Geographical Information, continued

Amounts are in thousands:
                                                                         2001               2000               1999
                                                                      ---------          ---------          ---------
Net sales from continuing operations
     Pulse                                                            $ 253,281          $ 438,770          $ 307,351
     AMI Doduco                                                         220,918            225,608            223,085
                                                                      ---------          ---------          ---------
         Total                                                        $ 474,199          $ 664,378          $ 530,436
                                                                      =========          =========          =========
Operating profit before income taxes
     Pulse                                                            $   9,381          $ 110,892          $  49,893
     Pulse restructuring and other infrequent and unusual
       items                                                            (13,053)                --                 --
     AMI Doduco                                                           6,300             12,517             11,296
     AMI Doduco restructuring and other infrequent and
       unusual items                                                       (541)            (3,305)                --
                                                                      ---------          ---------          ---------
         Total operating profit                                           2,087            120,104             61,189
     Items not included in segment profit (1)                             3,282              2,810             (2,180)
                                                                      ---------          ---------          ---------

     Earnings from continuing operations before income taxes          $   5,369          $ 122,914          $  59,009
                                                                      =========          =========          =========
Assets at end of year
     Pulse                                                            $ 237,237          $ 229,560          $ 173,027
     AMI Doduco                                                         114,476            112,085            111,076
                                                                      ---------          ---------          ---------
         Segment assets                                                 351,713            341,645            284,103
     Assets not included in Segment assets (2)                          173,307            179,126             97,136
                                                                      ---------          ---------          ---------
         Total                                                        $ 525,020          $ 520,771          $ 381,239
                                                                      =========          =========          =========
Capital expenditures (3)
     Pulse                                                            $  10,302          $  23,323          $  10,894
     AMI Doduco                                                          10,204              8,379             12,031
                                                                      ---------          ---------          ---------
         Total                                                        $  20,506          $  31,702          $  22,925
                                                                      =========          =========          =========
Depreciation and amortization
     Pulse                                                            $  17,183          $  14,129          $  12,586
     AMI Doduco                                                           9,370              8,249              6,825
                                                                      ---------          ---------          ---------
         Total                                                        $  26,553          $  22,378          $  19,411
                                                                      =========          =========          =========

(1) Includes interest income, interest expense and other non-operating items disclosed in the Company's Consolidated Statements of Earnings. The Company excludes these items when measuring segment operating profit.

(2) Cash and cash equivalents are the primary corporate assets. The Company also excludes net deferred tax assets when measuring segment assets.

(3) During the past three years, the Company has acquired several companies. See Note 2 of Notes to Consolidated Financial Statements. The Company has included acquired property, plant and equipment in these capital expenditure amounts.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(14) Segment and Geographical Information, continued

     The Company recognizes revenue upon shipment of product and passage of title without right of return. The Company offers customers credit terms that are believed to be generally consistent with the terms offered in their industries. The Company reserves for or writes off a customer account when they no longer feel the customer can or will pay. The Company believes that the quality of customers, which are generally large global companies, and their extensive customer base limits their exposure to significant concentrations of customer credit risk. For example, no customer accounted for more than 10% of sales in 2001, 2000 or 1999. Sales to their ten largest customers accounted for 31% of sales in 2001, 36% of sales in 2000 and 32% of sales in 1999. Depending on the amount of cash the Company may have from time to time, it may maintain significant cash investments at financial institutions.

     The Company has no significant intercompany revenue between its segments. They do not use income taxes when measuring segment results; however, they allocate income taxes to the segments to determine certain performance measures. These performance measures include return on employed capital and economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying the respective segment's operating profit by the relevant estimated effective tax rate for the year. The allocated tax expense amounts for Pulse were, in thousands, $2,123, $18,850 and$10,834 in 2001, 2000 and 1999, respectively. For AMI Doduco, they were, in thousands, $780, $4,756 and $3,863 in 2001, 2000 and 1999, respectively.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(14) Segment and Geographical Information, continued

     The Company sells its products to customers in North America, Europe, Asia and throughout the world. The following table summarizes its sales to customers in the United States and Germany, where sales are significant. Other countries in which the Company's sales are not significant are grouped into regions. The Company attributes customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country. Amounts are in thousands:

                                                                 2001                 2000                 1999
                                                                 ----                 ----                 ----
Sales to customers in:
United States                                                 $166,237             $295,864             $226,376
Europe, other than Germany                                     126,736              130,611              108,339
Germany                                                         70,792               76,279               86,174
Asia                                                            80,691              109,784               70,589
North America, other than U.S.                                  25,163               46,664               36,507
Other                                                            4,580                5,176                2,451
                                                              --------             --------             --------
         Total                                                $474,199             $664,378             $530,436
                                                              ========             ========             ========

     The following table includes net property, plant and equipment located in the United States, Germany and China, where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of the relevant assets that have long useful lives. Amounts are in thousands:

                                                                 2001                 2000                 1999
                                                                 ----                 ----                 ----
Net property, plant and equipment located in:
United States                                                  $22,180              $23,896              $22,554
China                                                           23,057               27,210               19,170
Germany                                                         12,456               13,935               14,639
Asia, other than China                                           9,191               14,220               12,563
Europe, other than Germany                                      12,793               10,477               10,659
Other                                                            3,375                2,660                3,137
                                                               -------              -------              -------
         Total                                                 $83,052              $92,398              $82,722
                                                               =======              =======              =======

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(15) Quarterly Financial Data (Unaudited)

     Quarterly results of operations (unaudited) for 2001 and 2000 are summarized as follows (in thousands, except per share data):

                                                                              Quarter Ended
                                                                              -------------
                                                       Mar. 30          June 29         Sept. 28           Dec. 28
                                                       -------          -------         --------           -------
2001:
         Net sales                                    $157,244         $112,835         $100,846          $103,274
         Gross profit                                   50,377           24,771           22,153            17,217
         Net earnings (loss)                            17,994          (1,459)           (9,290)           (4,779)
         Net earnings (loss) per share:
              Basic                                        .55             (.04)            (.28)             (.14)
              Diluted                                      .54             (.04)            (.28)             (.14)

                                                       Mar. 31          June 30         Sept. 29           Dec. 29
                                                       -------          -------         --------           -------
2000:
         Net sales                                    $152,693         $163,186         $170,674          $177,825
         Gross profit                                   54,141           62,542           68,549            69,290
         Net earnings                                   16,832           24,884           27,784            29,808
         Net earnings per share:
              Basic                                        .52              .77              .85               .91
              Diluted                                      .52              .76              .84               .90

Earnings per share amounts reflect stock splits through December 28, 2001.

(16) Subsequent Event

     The Company has filed a registration statement on Form S-3, as amended, for a proposed secondary public offering of up to 5,290,000 shares of its common stock. The Company expects to use the net proceeds from the sale of shares for repayment of outstanding debt, potential strategic acquisitions and general corporate purposes. The registration statement relating to these securities was initially filed with the Securities and Exchange Commission on January 24, 2002 and has since been amended, but it has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)

                                                                           Additions (Deductions)
                                                                           ----------------------
                                                                       Charged to
                                                       Balance         costs and          Write-offs           Balance
Description                                           January 1         expenses         and payments        December 31
-----------                                           ---------         --------         ------------        -----------
Year ended December 28, 2001:
Reserve for obsolete and slow-moving
    inventory                                          $ 9,226           $20,295           $ (6,004)           $23,517
                                                       =======           =======           ========            =======
Reserve for doubtful accounts                          $ 1,908           $   697           $    (45)           $ 2,560
                                                       =======           =======           ========            =======


Year ended December 29, 2000:
Reserve for obsolete and slow-moving
    inventory                                          $ 6,283           $ 8,129           $ (5,186)           $ 9,226
                                                       =======           =======           ========            =======
Reserve for doubtful accounts                          $   882           $ 1,063           $    (37)           $ 1,908
                                                       =======           =======           ========            =======


Year ended December 31, 1999:
Reserve for obsolete and slow-moving
    inventory                                          $17,134           $ 4,483           $(15,334)           $ 6,283
                                                       =======           =======           ========            =======
Reserve for doubtful accounts                          $   819           $   116           $    (53)           $   882
                                                       =======           =======           ========            =======

                                  Exhibit Index

DOCUMENT

2.1 Agreement and Plan of Merger, dated as of May 23, 2001, as amended as of July 6, 2001, by and among Pulse Engineering, Inc., Pulse Acquisition Corporation, Excelsus Technologies, Inc., and certain principal shareholders of Excelsus Technologies, Inc. that are signatories thereto (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 21, 2001)

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated April 10, 1998).

3.2 Amendment to Amended and Restated Articles of Incorporation (incorporated by reference 3.2 to Exhibit 3(i)(a) to the Company's Form 10-Q for the quarter ended June 29, 2001).

3.3     By-laws

4.1 Rights Agreement, dated as of August 30, 1996, between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A dated October 24, 1996).

4.2 Amendment No. 1 to the Rights Agreement, dated March 25, 1998, between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A/A dated April 10, 1998).

4.3 Amendment No. 2 to the Rights Agreement, dated June 15, 2000, between the Company and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 8-A/A dated July 5, 2000).

10.1 Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

                                                                     (continued)

10.2 Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit C, to the Company's Definitive Proxy on Schedule 14A dated March 28, 2001.

10.3    Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to
        Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4 Technitrol, Inc. Board of Directors Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated June 1, 1998, File Number 333-55751).

10.5 Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of June 20, 2001 (incorporated by reference to Exhibit 10.(a) to the Company's Form 10-Q for the quarter ended June 29, 2001).

10.6 Lease Agreement, dated October 15, 1991, between Ridilla-Delmont and AMI Doduco, Inc. (formerly known as Advanced Metallurgy Incorporated), as amended September 21, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Amendment No. 1 to Registration Statement on Form S-3 dated February 28, 2002, File Number 333-81286).

10.7 Incentive Compensation Plan of Technitrol, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to The Company's Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.8 Technitrol, Inc. Supplemental Retirement Plan, Amended and Restated January 1, 2002 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.9 Agreement between Technitrol, Inc. and James M. Papada, III, dated July 1, 1999, as amended April 23, 2001, relating to the Technitrol, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.10 Letter Agreement between Technitrol, Inc. and James M. Papada, III, dated April 16, 1999, as amended October 18, 2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.11   Form of Indemnity Agreement

21.     Subsidiaries of Registrant

23.     Consent of Certified Public Accountants