Form 10-K/A
period 2000-12-29
TECHNITROL INC
filed 2002-04-09
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

   Title of each class                 Name of each Exchange on which registered
       Common Stock
par value $.125 per share                       New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      YES [X]                       NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of February 23, 2001 is $1,075,021,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 23, 2001.

                                                    Number of shares outstanding
   Title of each class                                    February 23, 2001
       Common stock                                          33,226,996
par value $.125 per share

     This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 29, 2000 of Technitrol, Inc. ("Technitrol") is being filed by Technitrol solely to amend the signature page thereto so that it complies with the guidelines promulgated by the U.S. Securities and Exchange Commission.

     The signature page is hereby amended and restated as filed herewith.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By   /s/James M. Papada, III
     ----------------------------------------------
     James M. Papada, III
     Chairman of the Board of Directors,
     Chief Executive Officer and President

Date April 8, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/James M. Papada, III                 By   /s/Albert Thorp, III
     -------------------------------------        ------------------------------
     James M. Papada, III                         Albert Thorp, III
     Chairman of the Board of Directors,          Vice President - Finance and
     Chief Executive Officer and President           Chief Financial Officer
     (Principal Executive Officer)                (Principal Financial Officer)

Date April 8, 2002                           Date April 8, 2002

By   /s/Drew A. Moyer                        By   /s/Graham Humes
     -------------------------------------        ------------------------------
     Drew A. Moyer                                Graham Humes
     Corporate Controller and Secretary           Director
     (Principal Accounting Officer)
                                             Date April 8, 2002
Date April 8, 2002
                                             By   /s/Edward M. Mazze
                                                  ------------------------------
By                                                Edward M. Mazze
     -------------------------------------        Director
     Stanley E. Basara
     Director
                                             Date April 8, 2002
Date April 8, 2002
                                             By
                                                  ------------------------------
By   /s/John E. Burrows, Jr.                      C. Mark Melliar-Smith
     -------------------------------------        Director
     John E. Burrows, Jr.
     Director
                                             Date April 8, 2002
Date April 8, 2002
                                             By   /s/J. Barton Harrison
                                                  ------------------------------
By   /s/Rajiv L. Gupta                            J. Barton Harrison
     -------------------------------------        Director
     Rajiv L. Gupta
     Director
                                             Date April 8, 2002
Date April 8, 2002
                                             By   /s/David H. Hofmann
                                                  ------------------------------
                                                  David H. Hofmann
                                                  Director

                                             Date April 8, 2002