Form 10-Q
period 2002-03-29
TECHNITROL INC
filed 2002-05-10
CIK 96763

Exhibit Index
                                                                   is on page 35

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 2002, or

_ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________.

      Commission File No. 1-5375

                                TECHNITROL, INC.
             (Exact name of registrant as specified in its Charter)

          PENNSYLVANIA                                          23-1292472
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

    1210 Northbrook Drive, Suite 385
        Trevose, Pennsylvania                                     19053
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            215-355-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO | |

Common Stock - Shares Outstanding as of April 22, 2002:         40,059,895

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands


                                                                           March 29,   December 28,
                                Assets                                        2002         2001
                                                                           ---------    ---------
                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                             $ 110,030    $ 142,267
     Trade receivables, net                                                   61,626       63,294
     Inventories                                                              57,400       62,404
     Prepaid expenses and other current assets                                16,795       18,785
                                                                           ---------    ---------
           Total current assets                                              245,851      286,750

Property, plant and equipment                                                169,505      170,665
     Less accumulated depreciation                                            91,254       87,613
                                                                           ---------    ---------
           Net property, plant and equipment                                  78,251       83,052
Deferred income taxes                                                          9,965        9,499

Excess of cost over net assets acquired and other intangibles, net           118,214      128,512
Other assets                                                                  17,209       17,207
                                                                           ---------    ---------
                                                                           $ 469,490    $ 525,020
                                                                           =========    =========

                 Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt                                $     122    $     122
     Accounts payable                                                         27,110       24,780
     Accrued expenses                                                         73,460       72,591
                                                                           ---------    ---------
           Total current liabilities                                         100,692       97,493

Long-term liabilities:
     Long-term debt, excluding current installments                           50,191       89,007
     Other long-term liabilities                                               8,755        9,289

Shareholders' equity:
     Common stock and additional paid-in capital                              71,177       70,184
     Retained earnings                                                       243,156      264,055
     Other                                                                    (4,481)      (5,008)
                                                                           ---------    ---------
           Total shareholders' equity                                        309,852      329,231
                                                                           ---------    ---------
                                                                           $ 469,490    $ 525,020
                                                                           =========    =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)
                       In thousands, except per share data

                                                                                                   Quarter Ended
                                                                                                March 30,    March 30,
                                                                                                    2002         2001
                                                                                               ---------    ---------
Net sales                                                                                      $  93,420    $ 157,244
Costs and expenses:
     Cost of sales                                                                                74,168      106,867
     Selling, general and administrative expenses                                                 23,479       27,413
     Restructuring and unusual and infrequent items                                                2,658        1,250
                                                                                               ---------    ---------

         Total costs and expenses applicable to sales                                            100,305      135,530
                                                                                               ---------    ---------
Operating profit (loss)                                                                           (6,885)      21,714

Other (expense) income:
     Interest income (expense), net                                                                 (241)       1,211
     Other                                                                                          (416)         (64)
                                                                                               ---------    ---------

         Total other income (expense)                                                               (657)       1,147
                                                                                               ---------    ---------


Earnings (loss) before taxes and cumulative effect of accounting change                           (7,542)      22,861

Income taxes (benefit)                                                                            (2,381)       4,867
                                                                                               ---------    ---------

Net earnings (loss) before cumulative effect of accounting change                                 (5,161)      17,994


Cumulative effect of accounting change, net of income taxes                                      (15,738)          --
                                                                                               ---------    ---------
Net earnings (loss)                                                                            $ (20,899)   $  17,994
                                                                                               =========    =========

Basic earnings (loss) per share before cumulative effect of accounting
    change                                                                                     $   (0.15)   $    0.55

Cumulative effect of accounting change, net of income taxes                                    $   (0.47)   $      --
                                                                                               ---------    ---------
Basic earnings (loss) per share                                                                $   (0.63)   $    0.55

Diluted earnings (loss) per share before cumulative effect of accounting
    change                                                                                     $   (0.15)   $    0.54

Cumulative effect of accounting change, net of income taxes                                    $   (0.47)   $      --
                                                                                               ---------    ---------
Diluted earnings (loss) per share                                                              $   (0.63)   $    0.54

Cash dividends declared per share                                                              $      --    $  0.3375


See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                  In thousands

                                                                                 Quarter Ended
                                                                             March 29,    March 30,
                                                                               2002         2001
                                                                            ---------    ---------
Cash flows from operating activities:
Net earnings (loss)                                                         $ (20,899)   $  17,994
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                              5,329        6,062
     Tax benefit from employee stock compensation                                 406          236
     Amortization of stock incentive plan expense                                 204          772
     Restructuring and unusual and infrequent items, net of cash payments        (187)        (929)
     Cumulative effect of accounting change                                    15,738           --
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                        1,463       11,892
       Inventories                                                              4,858        2,161
       Prepaid expenses and other current assets                                1,836        2,205
       Accounts payable and accrued expenses                                    3,183      (21,781)
     Other, net                                                                (3,680)        (272)
                                                                            ---------    ---------
         Net cash provided by operating activities                              8,251       18,340
                                                                            ---------    ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                            --      (12,911)
     Capital expenditures                                                      (1,366)      (6,003)
     Proceeds from sale of property, plant and equipment                           13           55
                                                                            ---------    ---------
         Net cash used in investing activities                                 (1,353)     (18,859)
                                                                            ---------    ---------
Cash flows from financing activities:
     Dividends paid                                                            (1,137)      (1,122)
     Proceeds of short-term borrowings, net of repayments                          --        9,343
     Principal payments of long-term debt                                     (38,629)        (245)
     Payoff of debt assumed in acquisition                                         --       (3,920)
     Sale of stock through employee stock purchase plan                           760        6,435
     Exercise of stock options                                                     --           17
                                                                            ---------    ---------
         Net cash provided by (used in) financing activities                  (39,006)      10,508
                                                                            ---------    ---------
Net effect of exchange rate changes on cash                                      (129)        (146)
                                                                            ---------    ---------
Net (decrease) increase in cash and cash equivalents                          (32,237)       9,843
Cash and cash equivalents at beginning of year                                142,267      162,631
                                                                            ---------    ---------
Cash and cash equivalents at March 29, 2002 and
  March 30, 2001                                                            $ 110,030    $ 172,474
                                                                            =========    =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                          Quarter Ended March 29, 2002

                                   (Unaudited)
                                  In thousands

                                                                                              Other
                                                                                    -----------------------
                                                                                                   Accumu-
                                                                                                    lated
                                                Common stock and                                    other
                                                 paid-in capital                      Deferred     compre-      Compre-
                                               -------------------       Retained     compen-      hensive      hensive
                                              Shares        Amount       earnings     sation       income       income
                                              ------       -------       --------     -------      -------      -------
Balance at December 28, 2001                  33,683       $70,184       $264,055     $(2,430)     $(2,578)
Stock options, awards and related
    compensation                                  (7)         (173)            --         517

Tax benefit of stock compensation                 --           406             --          --
Stock issued under employee stock
    purchase plan                                 36           760             --          --

Currency translation adjustments                  --            --             --          --           10      $     10
Net loss                                          --            --        (20,899)         --           --       (20,899)
                                                                                                                --------
Comprehensive loss                                                                                              $(20,889)
                                              ------       -------       --------     -------       -------     --------
Balance at March 29, 2002                     33,712       $71,177       $243,156     $(1,913)      $(2,568)
                                              ======       =======       ========     =======       =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)   Accounting Policies

      For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries ("the Company"), refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K filed for the year ended December 28, 2001.

      The results for the quarter ended March 29, 2002 and March 30, 2001, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of Technitrol's operations for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 29, 2002 are not necessarily indicative of annual results.

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)   Acquisitions

      Excelsus Technologies, Inc.: In August 2001, the Company acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The preliminary purchase price was approximately $85.9 million, net of $4.8 million of cash acquired and a preliminary purchase price adjustment of $2.6 million. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the preliminary allocation of the unadjusted purchase price includes $40.0 million for trade names, $27.0 million for goodwill and $8.0 million for technology. The technology intangible is subject to amortization and is estimated to have a 5-year life. A significant portion of the purchase price is being maintained in an escrow account. Included in the assets acquired is a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. The Company filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, the Company used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under its existing credit facility with a syndicate of commercial banks. Excelsus was integrated into Pulse. Prior to the acquisition, Excelsus recorded revenues of approximately $40.0 million in 2000.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

      Full Rise Electronics Co. Ltd.: In April 2001, the Company made a minority investment in the common stock of Full Rise Electronics Co. Ltd. ("FRE") which is accounted for by the cost-basis method of accounting. FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks. The Company has an option to purchase additional shares of common stock in FRE in the future.

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

(3)   Restructuring

      In the first quarter of 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. The vast majority of these accruals were utilized by the end of the first quarter in 2002.

      Approximately $1.3 million of restructuring charges were recorded in the quarter ended March 30, 2001 to provide for severance and related payments.

      We implemented numerous restructuring initiatives during 2001 in order to reduce Pulse's cost structure and capacity, although the speed and depth of the contraction in Pulse's markets made it impossible to reduce costs at the same rate at which revenues contracted throughout 2001.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(3)   Restructuring, continued

      Our restructuring charges are summarized on a year-to-date basis for 2002 as follows:

                                                                      AMI
      Restructuring provision (in millions):                         Doduco         Pulse           Total
      -----------------------                                        ------         -----           -----
      Balance accrued at December 28, 2001                           $ 0.6        $ 2.4            $ 3.0
      Accrued during the three months ended March 29, 2002             0.5          2.1              2.6
      Severance and other cash payments                               (0.1)        (2.0)            (2.1)
      Non-cash asset disposals                                        (0.0)        (0.9)            (0.9)
                                                                     -----        -----            -----
      Balance accrued at March 29, 2002                              $ 1.0        $ 1.6            $ 2.6
                                                                     =====        =====            =====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                               March 29,   December 28,
                                                  2002         2001
                                                -------      -------
            Finished goods                      $21,949      $22,159
            Work in process                      11,354       11,723
            Raw materials and supplies           24,097       28,522
                                                -------      -------
                                                $57,400      $62,404
                                                =======      =======

                        Technitrol, Inc. and Subsidiaries

(5)   Derivatives and Other Financial Instruments

      The Company utilizes derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At March 29, 2002, the Company had five foreign exchange forward contracts outstanding to sell forward approximately 46.1 million of euro in the aggregate, in order to hedge intercompany loans. The terms of the contracts were generally 30 days The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. The Company had restricted shares outstanding of approximately 319,000 and 334,000 as of March 29, 2002 and March 30, 2001, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 26,800 for the three months ended March 29, 2002. There were no common stock options outstanding for the three months ended March 30, 2001. As the three month period ended March 29, 2002 resulted in a net loss, common share equivalents are anti-dilutive, and therefore excluded from the earnings per share calculation. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share, continued

                                                                   Quarter Ended
                                                             March 29,        March 30,
                                                                2002             2001
                                                            ----------       ----------
Net earnings                                                $  (20,899)      $   17,994
     Basic earnings per share:
         Shares                                                 33,361           32,916
         Per share amount, before change in accounting
            principle                                       $    (0.15)      $      .55
     Change in accounting principle                              (0.47)              --
                                                            ----------       ----------
     Per share amount                                            (0.63)            0.55
                                                            ==========       ==========

     Diluted earnings per share:
         Shares                                                 33,680           33,250
         Per share amount, before change in accounting
            principle                                       $    (0.15)      $      .54
         Change in accounting principle                          (0.47)              --
                                                            ----------       ----------
         Per share amount                                        (0.63)            0.54
                                                            ==========       ==========

(7)   Business Segment Information

      For the quarters ended March 29, 2002 and March 30, 2001 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 28, 2001 to March 29, 2002. In addition, the basis for determining segment financial information has not changed from 2001. Specific segment data are as follows:

                                                                         Quarter Ended
                                                                    March 29,      March 30,
                                                                      2002            2001
                                                                    --------       ---------
Net sales:
     Pulse                                                          $ 45,111       $  91,320
     AMI Doduco                                                       48,309          65,924
                                                                    --------       ---------
         Total                                                      $ 93,420       $ 157,244
                                                                    ========       =========

Earnings before income taxes:
     Pulse                                                          $ (4,239)      $  18,456
     Pulse restructuring and unusual and infrequent items             (2,130)         (1,250)
     AMI Doduco                                                           12           4,508
     AMI Doduco restructuring and unusual and infrequent items          (528)             --
                                                                    --------       ---------
         Operating profit                                             (6,885)         21,714
     Other income, net                                                  (657)          1,147
                                                                    --------       ---------
     Earnings before income taxes and cumulative effect of
       accounting change                                            $ (7,542)      $  22,861
                                                                    ========       =========


                        Technitrol, Inc. and Subsidiaries

(8)   Adoption of SFAS 142

      In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

      We adopted the provisions of SFAS 141 in fiscal 2001, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are not amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until December 28, 2001. Since our acquisition of Excelsus was completed on August 7, 2001, the provisions of SFAS 141 were applied. Therefore, goodwill and certain intangibles with indefinite lives resulting from the Excelsus transaction have not been subject to amortization.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether goodwill is impaired as of the date of adoption. We had approximately $80.3 million of unamortized goodwill and $48.2 million of other intangible assets as of December 28, 2001, which was subject to the transition provisions of SFAS 141 and SFAS 142. To accomplish this, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As AMI Doduco's reporting unit's carrying amount exceeded its fair value, an indication existed that the reporting unit's goodwill may be impaired and we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of the AMI Doduco's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount. As a result of the transitional impairment test, we recorded an impairment loss of $15.7 million in the first quarter of 2002. This loss was recognized as a cumulative effect of an accounting principle change during the three months ended March 29, 2002.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8)   Adoption of SFAS 142, continued

      Goodwill was not amortized for the three months ended March 29, 2002, whereas amortization expense was $1.1 million for the three months ended March 30, 2001. Amortization expense was approximately $5.4 million and $3.8 million for the years ended December 28, 2001 and December 29, 2000, respectively.

      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months ended March 30, 2001 (in thousands, except per share amounts):

                                                     Quarter Ended
                                                 March 29,      March 30,
                                                    2002          2001
                                                 --------       --------
Net income - as reported                         $(20,899)      $ 17,994
Adjustments:
     Amortization of goodwill                          --          1,091
     Cumulative effect of accounting change        15,763             --
     Income tax effect                                (25)           (24)
                                                 --------       --------

           Net adjustments                         15,738          1,067

Net income - adjusted                            $ (5,161)      $ 19,061
                                                 ========       ========

Basic net income per share - as reported         $  (0.63)      $   0.55
Basic net income per share - adjusted            $  (0.15)      $   0.58
Diluted net income per share - as reported       $  (0.63)      $   0.54
Diluted net income per share - adjusted          $  (0.15)      $   0.57

(9)   Subsequent Event

      The Company completed a follow-on offering of 6,348,000 shares of its common stock on April 11, 2002. The proceeds of the offering, net of expenses, were approximately $135.0 million. The Company expects to use the net proceeds from the sale of shares for voluntary repayment of outstanding debt, potential strategic acquisitions and general corporate purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 25 through 33.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, goodwill impairments, restructuring expense and acquisition related restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Accounts Receivable and Sales Returns and Allowances. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due could be adversely affected. Also, an accrual for sales returns is established based on historical trends in product returns. If the actual future returns do not reflect the historical data, our net sales could be affected.

      Inventory Allowances. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

      Goodwill Impairment. We will assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our recent restructuring activities, related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business and added to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

      These restructuring costs are recorded based upon estimates. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our estimates in future periods. In the case of acquisition-related restructuring costs, this would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or to reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes, as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings or other internal or external sources, we may experience unfavorable tax consequences as this cash is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower net earnings.

Overview

      We are a global producer of precision-engineered passive magnetics-based electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

      We operate our business in two distinct segments:

      o the electronic components segment, which operates under the name Pulse, and

      o the electrical contact products segment, which operates under the name AMI Doduco.

      General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. During the past several years, the growth in our consolidated net sales has been due in large part to the growth of Pulse. However, since late 2000, the electronics markets served by Pulse have experienced a severe global contraction. While there remains substantial uncertainty with respect to future demand for our products, particularly at Pulse, we believe that the markets we serve have begun to stabilize in 2002 and that a market rebound will be gradual.

      Based on recent increases in the level of order activity, we believe that demand for Pulse's products will gradually improve, and we believe this improvement began in the first quarter of 2002. While Pulse's revenues in the first part of the quarter were weak, there have been indications of firming market conditions, other than in the telecommunications sector, notable in the increase in our incoming orders, beginning in mid-February of 2002. This is consistent with reports from our customers and peers.

      Throughout the year ended December 28, 2001 demand has slowed at AMI Doduco, mirroring the prevailing economic conditions in North America and Europe. These anemic market conditions continued into 2002, however, AMI Doduco has seen increases in design and quoting activities for component subassemblies in Europe, for automotive applications such as tire pressure monitoring systems, multi-function switches, motor control sensors and ignition security systems, and non-automotive uses such as appliance and industrial controls and medical equipment. Although some of our customers and the popular press generally report modest optimism for the second half of the year, AMI Doduco is continuing its cost reduction actions. For example, in addition to workforce adjustments in line with market demand around the world, AMI Doduco is also continuing the North American plant consolidation begun in 2001, as well as the consolidation of all European contact pre-material production into our Pforzheim, Germany facility and other product and plant consolidation actions in Europe.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. For example, our gross margin for the quarter ended March 29, 2002 was 20.6% compared to 32.0% for the quarter ended March 30, 2001. For the quarter ended March 29, 2002, Pulse generated approximately 48.3% of our consolidated net sales compared to approximately 58.1% for the quarter ended March 30, 2001. Our gross margin is also significantly affected by capacity utilization at both Pulse and AMI Doduco. Pulse has a relatively short-term product life cycle. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a fairly long-term and mature product line, without significant turnover. There is minimal variation over time in the prices of products sold, therefore, pricing has not been a material influence on AMI Doduco revenue. Accordingly, substantially all of the sales growth and contraction at AMI Doduco is attributable to changes in unit volume.

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

      Similarly, AMI Doduco has made a number of recent acquisitions. In January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. In addition, in fiscal 2000, AMI Doduco acquired a tool and die fabrication facility in Estonia, and in fiscal 1999 it acquired MEC Betras Italia, a producer of electrical contact rivets and stamped electrical contact parts, located near Milan, Italy. These acquisitions were driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our quick integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, we can not separately track the net sales of an acquisition after the date of the transaction.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industry served by Pulse was characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and virtually all of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending, reduced capital spending and industrial controls. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and in the first quarter of 2002.

      In the first quarter of 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. The majority of these accruals were utilized by the end of the first quarter of 2002.

      Approximately $1.3 million of restructuring charges were recorded in the quarter ended March 30, 2001 to provide for severance and related payments.

      We implemented numerous restructuring initiatives during 2001 in order to reduce Pulse's cost structure and capacity, although the speed and depth of the contraction in Pulse's markets made it impossible to reduce costs at the same rate at which revenues contracted throughout 2001.

      As a result of our historical focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are minimized, while we plan for the recovery in demand and pursue additional growth opportunities. We expect to undertake additional cost reduction actions during the second quarter of 2002, the extent of which will be determined by the timing and degree of a recovery in our markets and the economy in general. We anticipate that Pulse's restructuring efforts will continue into, and be substantially completed by the end of, the second quarter of 2002 and will consist largely of additional capacity consolidation and reductions in operating expenses, including further employment reductions. AMI Doduco also plans to undertake further consolidation activities into the second quarter of 2002 consisting mainly of employment reductions. While we do not currently anticipate significant cost reduction actions past the second quarter of 2002, they may occur if there is not a recovery in our markets and in the economy in general or if broader opportunities to reduce cost and increase economic profit present themselves. If additional actions are undertaken, the amounts will depend on specific actions taken to reduce manufacturing capacity and improve efficiency.

      Our restructuring charges are summarized for 2002 as follows:

                                                                 AMI
      Restructuring provision (in millions):                    Doduco     Pulse      Total
                                                                ----       ----       ----
      Balance accrued at December 28, 2001                      $0.6       $2.4       $3.0
      Accrued during the three months ended March 29, 2002       0.5        2.1        2.6
      Severance and other cash payments                         (0.1)      (2.0)      (2.1)
      Non-cash asset disposals                                  (0.0)      (0.9)      (0.9)
                                                                ----       ----       ----
      Balance accrued at March 29, 2002                         $1.0       $1.6       $2.6
                                                                ====       ====       ====

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of March 29, 2002, we have operations in 12 countries and we have significant net sales in currencies other than the U.S. dollar. As a result, changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is much less than it is at AMI Doduco. As a result of this and other factors, Pulse uses the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. The use of different functional currencies creates different financial effects. The euro was 5.0% weaker, on average, relative to the U.S. dollar during the three months ended March 29, 2002 than in the comparable prior-year period. As a result, AMI Doduco's euro-denominated sales resulted in lower dollar sales upon translation for our U.S. consolidated financial statements. As the euro was only 1.4% weaker than the U.S. dollar at March 29, 2002 versus December 28, 2001, we experienced an immaterial translation adjustment to equity in the three months ended March 29, 2002 because our investment in AMI Doduco's European operations was worth essentially the same in U.S. dollars. If an increasing percentage of our sales are denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on its expenses and bank borrowings in Europe, most of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of its revenues from customers in Asia are denominated in U.S. dollars. As a result, Pulse has less exposure than AMI Doduco to sales fluctuations caused by currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of March 29, 2002, we had five foreign currency forward contracts outstanding to sell forward approximately 46.1 million of euro in the aggregate, in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing many of its electrical contacts, contact materials and contact subassemblies. Historically, as is the case with other manufacturers who use precious metals in their products, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the market value of silver on the day after we deliver the silver bearing product to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material.

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

Results of Operations

      Three months ended March 29, 2002 compared to the three months ended March 30, 2001

      Net Sales. Net sales for the three months ended March 29, 2002 decreased $63.8 million, or 40.6%, to $93.4 million from $157.2 million in the three months ended March 30, 2001. Our sales decline from the comparable period last year was attributable primarily to the continuing global downturn in markets served by Pulse, and to a lesser extent, AMI Doduco that began late in 2000. Factors contributing to the downturn included declining capital expenditures by end-users and excess inventory levels throughout the supply chain.

      Pulse's net sales decreased $46.2 million, or 50.6%, to $45.1 million for the three months ended March 29, 2002 from $91.3 million in the three months ended March 30, 2001. This decline was experienced in Pulse's networking, telecommunications and power conversion markets on a worldwide basis, particularly in North America and Europe. The majority of Pulse sales during the quarter ended March 30, 2001 were for products ordered in 2000, before the dramatic slowdown began. Net sales in 2002 include sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

      AMI Doduco's net sales decreased $17.6 million, or 26.7%, to $48.3 million for the three months ended March 29, 2002 from $65.9 million in the three months ended March 30, 2001. Sales in the 2002 period reflect weak North American and European markets and a decline in the average euro-to-U.S. dollar exchange rate. Lower net sales resulted from lower manufacturing activity primarily related to customers in the commercial and industrial machinery, telecommunications and appliance industries.

      Cost of Sales. Our cost of sales decreased $32.7 million, or 30.6%, to $74.2 million for the three months ended March 29, 2002 from $106.9 million for the three months ended March 30, 2001. This decrease was due to a decrease in net sales. Our consolidated gross margin for the three months ended March 29, 2002 was 20.6% compared to 32.0% for the three months ended March 30, 2001. Our consolidated gross margin in 2002 was negatively affected by:

      o a mix of net sales weighted more heavily by AMI Doduco on a relative basis as Pulse's gross profit as a percentage of sales is typically higher than that of AMI Doduco, and

      o manufacturing inefficiencies at both Pulse and AMI Doduco due to under-utilization of capacity as a result of the market downturn.

      These factors more than offset the positive impact of our restructuring initiatives.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 29, 2002 decreased $3.9 million, or 14.4%, to $23.5 million, or 25.1% of net sales, from $27.4 million, or 17.4% net of sales for the three months ended March 30, 2001. The decrease in selling, general and administrative expenses in 2002 was due to aggressive action that we took to reduce costs and tighten spending controls. For example, selling expenses, which are largely variable with net sales, decreased $1.1 million, or 14.4%, to $6.3 million, from $7.4 million in the three months ended March 29, 2002 versus the comparable period of 2001. Administrative expenses decreased by $1.5 million, or 14.4%, to $9.0 million from $10.5 million in the three months ended March 29, 2002 from the comparable period of 2001 due largely to reduced headcount, tight spending controls, and lower incentive awards and lower expenses related to our restricted stock plan in 2002. The underlying expense for incentive awards is primarily variable and dependent upon our overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in December of 2001, were not achieved for the first quarter of 2002, and therefore no cash incentives were paid to executives. These incentive awards were $0.6 million in the three months ended March 30, 2001. Expenses associated with stock-based compensation plans including the restricted stock plan were also significantly lower in the three months ended March 29, 2002 versus the comparable period in 2001, due to a lower average share price of our common stock in 2002 compared to 2001. These expenses were less than $0.1 million in the three months ended March 29, 2002 and $0.6 million in the three months ended March 30, 2001.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 29, 2002 and March 30, 2001 respectively, RD&E by segment was as follows (dollars in thousands):

                                                    2002           2001
                                                  --------       --------
      Pulse                                       $  3,837       $  4,331
      Percentage of segment sales                      8.5%           4.7%

      AMI Doduco                                  $    989       $  1,178
      Percentage of segment sales                      2.0%           1.8%

      Although 2001 and the first quarter of 2002 have been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we largely avoided spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2001 and into 2002.

      Interest. Net interest expense was $0.2 million for the three months ended March 29, 2002 compared to net interest income of $1.2 million for the three months ended March 30, 2001. This decrease in net interest income is due primarily to a lower invested cash balance, which decreased from March 30, 2001 to March 29, 2002 by $62.4 million, from $172.4 million to $110.0 million. The decrease in cash is attributable primarily to payments to retirement of outstanding debt, which decreased from December 28, 2001 to March 29, 2002 by $38.6 million.

      Our primary credit facility, which was entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

      Income Taxes. The effective income tax rate, before change in accounting principle, in the form of a benefit for the three months ended March 29, 2002 was 31.6% compared to 21.3% for the three months ended March 30, 2001. The higher tax rate, in the form of a benefit in 2002 resulted from a higher proportion of losses being attributable to high-tax jurisdictions.

Liquidity and Capital Resources

      Working capital as of March 29, 2002 was $145.2 million compared to $189.3 million as of December 28, 2001. This decrease was primarily due to lower invested cash as of March 29, 2002 as $38.6 million of outstanding long-term debt was retired during the three months ended March 29, 2002. Cash and cash equivalents, which is included in working capital, decreased from $142.3 million as of December 28, 2001 to $110.0 million as of March 29, 2002.

      Net cash provided by operating activities was $8.3 million for the three months ended March 29, 2002 and $18.3 million in the comparable period of 2001, a decrease of $10.0 million. During the three months ended March 29, 2002, net earnings declined as a result of the continued slowdown in the markets served by Pulse. However, the lower earnings have been partially offset by decreased working capital requirements and aggressive cash management actions that we took in response to the slowdown. Inventory declined by $4.9 million during the three months ended March 29, 2002 due to the significant reduction in Pulse's net sales during the period and corresponding actions to limit purchases and production activity.

      Capital expenditures were $1.4 million during the three months ended March 29, 2002 and $6.0 million in the comparable period of 2001. The level of capital expenditures decreased due to tight spending controls, lower Pulse capacity needs resulting from lower sales, and our efforts to maximize cash flow during this period of slow market activity. We significantly reduced our capital spending in 2001 as compared to fiscal 2000 and expect that our spending in 2002 may be less than in 2001. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future.

      There was no cash used for acquisitions in the three months ended March 29, 2002 and $12.9 million for the comparable period in 2001. The 2001 spending included the acquisitions of Engelhard-ECAL and Grupo ECM. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may exercise our option to expand our investment in FRE during 2002.

      We paid dividends of $1.1 million in the three months ended March 29, 2002 and $1.1 million in the comparable period of 2001. We received proceeds of $0.8 million during the three months ended and $6.4 million in the comparable period of 2001 from the sale of stock through our employee stock purchase plan. After paying a dividend on

January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      On June 20, 2001 we entered into a new three-year revolving credit agreement providing for $225.0 million of credit capacity. This credit facility consisted of:

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

      Following the conclusion of our follow-on equity offering, we voluntarily reduced the size of this credit facility. The amounts outstanding under the amended credit facility in total may not exceed $175.0 million. At March 29, 2002 we had approximately $138.5 million of unused line credit available under the amended credit agreement, although outstanding borrowings are limited to a maximum multiple of three times our ratio of debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA") on a rolling twelve-month basis.

      We pay a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency: LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on our debt to EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility. The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

      Our German indirect subsidiary, AMI Doduco GmbH, has obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for the borrowing of two loans, each in the amount of approximately 5.1 million euro, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euro, and is due in August 2009. We and several of our subsidiaries have guaranteed the obligations arising under these term loan agreements.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our short and long-term operating cash requirements. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets. On April 11, 2002 we completed a follow-on equity offering. The proceeds of the offering, net of expenses, were approximately $135.0 million. Approximately $36.5 million was used to retire outstanding debt. The remainder of approximately $98.5 million is expected to be used for potential strategic acquisitions and general corporate purposes.

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

New Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121") it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"). SFAS 144 does however, retain the requirement in APB 30 to report separately discontinued operations, and extends this reporting requirement to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners; or is classified as held for sale. Goodwill is excluded from the scope of SFAS 144. We were required to adopt the provisions of SFAS 144 during the three months ended March 29, 2002. Adoption of this standard did not have a material effect on our net sales, operating results or liquidity.

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

      In recent years we have completed several acquisitions. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. While our acquisitions have not generally resulted in goodwill impairment in the past, upon the adoption of SFAS 142, we recorded a goodwill impairment charge in the first quarter of 2002 of approximately $15.7 million related to AMI Doduco. The degree of success of any of our acquisitions depends on our ability to:

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

Integration of acquisitions into the acquiring segment may limit the ability of investors to track the performance of individual acquisitions and to analyze trends in our operating results.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 28, 2001.

                           PART II. OTHER INFORMATION

Item 1    Legal Proceedings                                                None

Item 2    Changes in Securities and Use of Proceeds                        None

Item 3    Defaults Upon Senior Securities                                  None

Item 4    Submission of Matters to a Vote of Security Holders              None

Item 5    Other Information                                                None

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits

                   The Exhibit Index is on page 35

          (b) Reports On Form 8-K

                        We filed a current report on Form 8-K dated
               March 12, 2002. This report pertained to our financial outlook for the first quarter of 2002.

                                  Exhibit Index

Document


3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated April 10, 1998).

3.2 Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)(a) to the Company's Form 10-Q for the quarter ended June 29, 2001).

3.3 By-laws (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December 28, 2001).

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


                                             Technitrol, Inc.
                                       ----------------------------
                                                (Registrant)


     May 10, 2002                      /s/ Drew A. Moyer
-------------------------              ----------------------------
        (Date)                             Drew A. Moyer
                                           Corporate Controller and Secretary
                                              (duly authorized officer and
                                              principal accounting officer)