Form 10-Q
period 2002-06-28
TECHNITROL INC
filed 2002-08-09
CIK 96763

Exhibit Index
                                                                   is on page 37

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 2002, or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

Common Stock - Shares Outstanding as of August 7, 2002: 40,064,835

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                       June 28, 2002 and December 28, 2001
                                  In thousands

                                                        June 28,    December 28,
                                                           2002            2001
      Assets                                               ----            ----
Current assets:                                      (Unaudited)
     Cash and cash equivalents                        $ 198,741       $ 142,267
     Trade receivables, net                              71,652          63,294
     Inventories                                         60,403          62,404
     Prepaid expenses and other current assets           14,308          18,785
                                                      ---------       ---------
           Total current assets                         345,104         286,750

Property, plant and equipment                           169,494         170,665
     Less accumulated depreciation                       97,629          87,613
                                                      ---------       ---------
           Net property, plant and equipment             71,865          83,052
Deferred income taxes                                    10,569           9,499
Excess of cost over net assets acquired and other
  intangibles, net                                      101,720         128,512
Other assets                                             17,182          17,207
                                                      ---------       ---------
                                                      $ 546,440       $ 525,020
                                                      =========       =========

      Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt           $  10,187       $     122
     Accounts payable                                    26,025          24,780
     Accrued expenses                                    81,049          72,591
                                                      ---------       ---------
           Total current liabilities                    117,261          97,493

Long-term liabilities:
     Long-term debt, excluding current installments       5,519          89,007
     Other long-term liabilities                          8,090           9,289

Shareholders' equity:
     Common stock and additional paid-in capital        205,999          70,184
     Retained earnings                                  214,111         264,055
     Other                                               (4,540)         (5,008)
                                                      ---------       ---------
           Total shareholders' equity                   415,570         329,231
                                                      ---------       ---------
                                                      $ 546,440       $ 525,020
                                                      =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)
                       In thousands, except per share data

                                                            Three Months Ended             Six Months Ended
                                                          June 28,       June 29,       June 28,      June 29,
                                                             2002           2001           2002          2001
                                                             ----           ----           ----          ----
Net sales                                               $ 106,185      $ 112,835      $ 199,605      $270,079
Costs and expenses:
     Cost of sales                                         81,519         88,064        155,687       194,931
     Selling, general and administrative
        expenses                                           22,372         24,608         45,851        52,021
     Restructuring and unusual and
        infrequent items                                   43,098          2,956         45,756         4,206
                                                        ---------      ---------      ---------      --------

         Total costs and expenses applicable
             to sales                                     146,989        115,628        247,294       251,158
                                                        ---------      ---------      ---------      --------
Operating profit (loss)                                   (40,804)        (2,793)       (47,689)       18,921

Other (expense) income:
     Interest income (expense), net                          (133)           714           (374)        1,925
     Other                                                   (542)           162           (958)           98
                                                        ---------      ---------      ---------      --------

         Total other income (expense)                        (675)           876         (1,332)        2,023
                                                        ---------      ---------      ---------      --------

Earnings (loss) before taxes and cumulative
    effect of accounting change                           (41,479)        (1,917)       (49,021)       20,944

Income taxes (benefit)                                    (12,434)          (458)       (14,815)        4,409
                                                        ---------      ---------      ---------      --------
Net earnings (loss) before cumulative effect
    of accounting change                                  (29,045)        (1,459)       (34,206)       16,535

Cumulative effect of accounting change,
    net of income taxes                                        --             --        (15,738)           --
                                                        ---------      ---------      ---------      --------
Net earnings (loss)                                     $ (29,045)     $  (1,459)     $ (49,944)     $ 16,535
                                                        =========      =========      =========      ========

Basic earnings (loss) per share before cumulative
    effect of accounting change                         $   (0.75)     $   (0.04)     $   (0.95)     $   0.50
Cumulative effect of accounting change, net of
    income taxes                                               --             --          (0.44)           --
                                                        ---------      ---------      ---------      --------
Basic earnings (loss) per share                         $   (0.75)     $   (0.04)     $   (1.39)     $   0.50
                                                        =========      =========      =========      ========

Diluted earnings (loss) per share before cumulative
    effect of accounting change                         $   (0.75)     $   (0.04)     $   (0.95)     $   0.49
Cumulative effect of accounting change, net of
    income taxes                                        $      --      $      --      $   (0.44)     $     --
                                                        ---------      ---------      ---------      --------
Diluted earnings (loss) per share                       $   (0.75)     $   (0.04)     $   (1.39)     $   0.49
                                                        =========      =========      =========      ========

Cash dividends declared per share                       $      --      $  0.3375      $      --      $ 0.6750

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                   Six Months Ended
                                                                                June 28,       June 29,
                                                                                   2002           2001
                                                                                   ----           ----
Cash flows from operating activities:
Net earnings (loss)                                                           $ (49,944)     $  16,535
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                               10,543         12,229
     Tax benefit from employee stock compensation                                   406            231
     Amortization of stock incentive plan expense                                   746          1,708
     Restructuring and unusual and infrequent items, net of cash payments
       (excluding loss on disposal of assets and trade name write off, net
        of taxes)                                                                 2,915           (216)
     Cumulative effect of accounting change, net of income taxes                 15,738             --
     Loss on disposal of assets                                                   6,452            545
     Trade name write off, net of tax effect                                     19,260             --
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                         (5,108)        34,036
       Inventories                                                                4,736         14,768
       Prepaid expenses and other current assets                                  4,799            947
       Accounts payable and accrued expenses                                     (2,495)       (35,317)
     Other, net                                                                  (5,848)        (3,921)
                                                                              ---------      ---------
         Net cash provided by operating activities                                2,200         41,545
                                                                              ---------      ---------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                              --        (26,784)
     Capital expenditures                                                        (2,571)        (8,691)
     Proceeds from sale of property, plant and equipment                             31          1,004
                                                                              ---------      ---------
         Net cash used in investing activities                                   (2,540)       (34,471)
                                                                              ---------      ---------
Cash flows from financing activities:
     Dividends paid                                                              (1,137)        (2,256)
     Proceeds of short-term borrowings, net of repayments                            --         15,078
     Principal payments of long-term debt                                       (75,073)        (8,331)
     Payoff of debt assumed in acquisition                                           --         (3,944)
     Sale of stock through employee stock purchase plan                             759          6,434
     Exercise of stock options                                                       --             17
     Net proceeds from follow-on offering                                       134,700             --
                                                                              ---------      ---------
         Net cash provided by financing activities                               59,249          6,998
                                                                              ---------      ---------
Net effect of exchange rate changes on cash                                      (2,435)          (538)
                                                                              ---------      ---------
Net increase in cash and cash equivalents                                        56,474         13,534
Cash and cash equivalents at beginning of year                                  142,267        162,631
                                                                              ---------      ---------
Cash and cash equivalents at June 28, 2002 and
  June 29, 2001                                                               $ 198,741      $ 176,165
                                                                              =========      =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                         Six Months Ended June 28, 2002

                                   (Unaudited)
                                  In thousands

                                                                                           Other
                                                                                -----------------------------
                                        Common stock and                                          Accumulated
                                        paid-in capital                                                 other
                                        ----------------            Retained        Deferred    comprehensive    Comprehensive
                                    Shares           Amount         earnings    compensation           income           income
                                    ------           ------         --------    ------------           ------           ------
Balance at December 28, 2001        33,683        $  70,184        $ 264,055       $  (2,430)       $  (2,578)
Stock options, awards and
    related compensation                (2)             (50)                             892
Tax benefit of stock
    compensation                                        406
Stock issued under employee
    stock purchase plan                 36              759
Follow-on offering                   6,348          134,700
Currency translation
    adjustments                                                                                          (424)       $    (424)
Net (loss) earnings                                                  (49,944)                                          (49,944)
                                                                                                                     ---------
Comprehensive(expense)
    income                                                                                                           $ (50,368)
                                                                                                                     =========
Balance at June 28, 2002            40,065        $ 205,999        $ 214,111       $  (1,538)       $  (3,002)
                                    ======        =========        =========       =========        =========

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

      The results for the quarters ended June 28, 2002 and June 29, 2001, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present, in all material respects, the financial position and results of Technitrol's operations for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature, except for trade name writedown and goodwill impairment as described in this report. Operating results for the six months ended June 28, 2002 are not necessarily indicative of annual results.

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2) Acquisitions

      Excelsus Technologies, Inc.: In August 2001, the Company acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The preliminary purchase price was approximately $85.9 million, net of $4.8 million of cash acquired and a preliminary purchase price adjustment of $2.6 million. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the preliminary allocation of the unadjusted purchase price included $40.0 million for trade names, $27.0 million for goodwill and $8.0 million for technology. The technology intangible is subject to amortization and is estimated to have a 5-year life. Included in the assets acquired was a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. The Company filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, the Company used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under its existing credit facility with a syndicate of commercial banks. Prior to the acquisition, Excelsus recorded revenues of approximately $40.0 million in 2000.

      During the quarter ended June 28, 2002 the Company recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names before any tax benefit. The charge was recorded as restructuring and unusual and infrequent items. The

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions, continued

impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated financial forecasts for DSL microfilters. In addition, a purchase price allocation adjustment to record a deferred tax liability of $16.0 million associated with the trade name was recorded. Goodwill in an equal amount was also recognized. As required by FASB Statement No. 109, Accounting for Income Taxes, approximately $12.8 million of the additional deferred tax liability was recognized as a tax benefit in the consolidated statement of earnings for the three months ended June 28, 2002, concurrent with the trade name impairment.

      Full Rise Electronics Co. Ltd.: In April 2001, the Company made a minority investment in the common stock of Full Rise Electronics Co. Ltd. ("FRE") which was accounted for by the cost-basis method of accounting. FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies such products for the Company under a corporation agreement. On July 27, 2002 the Company made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to 29.1%, the Company will account for the investment under the equity method beginning in the three months ended September 27, 2002. The Company also has an option to purchase additional shares of common stock in FRE in the future. See additional discussion in the Liquidity and Capital Resources section of this report.

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

(3) Restructuring and Unusual and Infrequent Items

      In the quarter ended June 28, 2002 the Company accrued $11.0 million in total for the shutdown of its Philippines manufacturing facility, severance and related payments, asset impairments and plant consolidations. The $11.0 million charge included $3.8 million for the Philippines shutdown of which $1.4 million represented severance and related payments and $2.4 million was recorded for asset writedowns. An additional $32.1 million of Excelsus trade name impairment was recorded as discussed in Note 2, "Acquisitions". Pulse accrued an additional $1.0 million for severance and related payments for approximately 67 personnel on a worldwide basis and $4.1 million for asset

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(3) Restructuring and Unusual and Infrequent Items, continued

impairments primarily involved in Asian manufacturing. AMI Doduco accrued $2.1 million of restructuring and unusual and infrequent items in the second quarter of 2002. This comprised approximately $1.0 million for severance and related payments for approximately 45 people in Europe and $1.1 million for asset impairments, writedowns and relocations in Europe.

      In the first quarter of 2002, the Company accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. Substantially all of these accruals were utilized by the end of the first quarter in 2002.

      Approximately $3.0 million of restructuring charges were accrued in the six months ended June 29, 2001 to provide for severance and related payments for Pulse manufacturing personnel primarily in Asia, and to provide for the shutdown of a manufacturing facility in Thailand. The majority of this accrual was utilized in the third quarter of 2001.

      The Company implemented numerous restructuring initiatives during 2002 and 2001 in order to reduce Pulse's cost structure and capacity, although the speed and depth of the contraction in Pulse's markets made it impossible to reduce costs at the same rate at which revenues contracted throughout 2001.

      Restructuring charges are summarized on a year-to-date basis for 2002 as follows:

                                                 AMI
      Restructuring provision (in millions):  Doduco      Pulse      Total
                                              ------      -----      -----
      Balance accrued at December 28, 2001     $ 0.6      $ 2.4      $ 3.0
      Accrued during the six months ended
        June 28, 2002                            2.6       11.1       13.7
      Severance and other cash payments         (0.3)      (3.7)      (4.0)
      Non-cash asset disposals                    --       (6.8)      (6.8)
                                               -----      -----      -----
      Balance accrued at June 28, 2002         $ 2.9      $ 3.0      $ 5.9
                                               =====      =====      =====

(4) Inventories

      Inventories consisted of the following (in thousands):

                                           June 28,     December 28,
                                              2002             2001
                                              ----             ----
            Finished goods                 $22,486          $22,159
            Work in process                 12,750           11,723
            Raw materials and supplies      25,167           28,522
                                           -------          -------
                                           $60,403          $62,404
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

      At June 28, 2002, the Company had three foreign exchange contracts outstanding to hedge approximately 48.2 million of euro in the aggregate. The primary purpose of the forward contracts was to hedge intercompany loans. The terms of the contracts were less than 30 days The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6) Earnings (Loss) Per Share

      Basic earnings (loss) per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. The Company had restricted shares outstanding of approximately 311,000 and 325,000 as of June 28, 2002 and June 29, 2001, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 24,000 for the six months ended June 28, 2002. There were no common stock options outstanding for the six months ended June 29, 2001. As the three month period ended June 28, 2002 resulted in a net loss, common share equivalents are anti-dilutive, and therefore excluded from the earnings (loss) per share calculation. Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(6) Earnings (Loss) Per Share, continued

                                                 Three Months Ended          Six Months Ended
                                                June 28,     June 29,      June 28,     June 29,
                                                   2002         2001          2002         2001
                                                   ----         ----          ----         ----
Net earnings (loss)                            $(29,045)     $(1,459)     $(49,944)     $16,535
     Basic earnings (loss) per share:
         Shares                                  38,718       33,253        36,021       33,089
         Per share amount, before
            change in accounting principle     $   (.75)     $  (.04)     $   (.95)     $   .50
         Change in accounting principle              --           --          (.44)          --
                                               --------      -------      --------      -------
         Per share amount                      $   (.75)     $  (.04)     $  (1.39)     $   .50
                                               ========      =======      ========      =======

     Diluted earnings (loss) per share:
         Shares                                  38,984       33,578        36,332       33,414
         Per share amount, before
            change in accounting principle     $   (.75)     $  (.04)     $   (.95)     $   .49
         Change in accounting principle              --           --          (.44)          --
                                               --------      -------      --------      -------
         Per share amount                      $   (.75)     $  (.04)     $  (1.39)     $   .49
                                               ========      =======      ========      =======

(7) Business Segment Information

      For the quarters ended June 28, 2002 and June 29, 2001 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 28, 2001 to June 28, 2002, except for trade name writedown and goodwill impairment as described in this report. In addition, the basis for determining segment financial information has not changed from 2001. Specific segment data are as follows:

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(7) Business Segment Information, continued

                                          Three Months Ended             Six Months Ended
                                       June 28,       June 29,       June 28,       June 29,
Net sales:                                2002           2001           2002           2001
                                          ----           ----           ----           ----
     Pulse                           $  53,888      $  55,665      $  98,999      $ 146,985
     AMI Doduco                         52,297         57,170        100,606        123,094
                                     ---------      ---------      ---------      ---------
         Total                       $ 106,185      $ 112,835      $ 199,605      $ 270,079
                                     =========      =========      =========      =========
Earnings before income taxes:
     Pulse                           $   1,618      $  (2,325)     $  (2,621)     $  16,131
     Pulse restructuring and
        unusual and infrequent
        items                          (41,045)        (2,956)       (43,175)        (4,206)
     AMI Doduco                            676          2,488            688          6,996
     AMI Doduco restructuring
       and unusual and
       infrequent items                 (2,053)            --         (2,581)            --
                                     ---------      ---------      ---------      ---------
         Operating (loss) profit       (40,804)        (2,793)       (47,689)        18,921
     Other income, net                    (675)           876         (1,332)         2,023
                                     ---------      ---------      ---------      ---------
     Earnings (loss) before
       income taxes and
       cumulative effect of
       accounting change             $ (41,479)     $  (1,917)     $ (49,021)     $  20,944
                                     =========      =========      =========      =========

(8) Adoption of SFAS 141 and SFAS 142

      In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8) Adoption of SFAS 142, continued

      We adopted the provisions of SFAS 141 in fiscal 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are not amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until December 28, 2001. Since our acquisition of Excelsus was completed on August 7, 2001, the provisions of SFAS 141 were applied. Therefore, goodwill and certain intangibles with indefinite lives resulting from the Excelsus transaction have not been subject to amortization.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether goodwill is impaired as of the date of adoption. We had approximately $80.3 million of unamortized goodwill and $48.2 million of other intangible assets as of December 28, 2001, which was subject to the transition provisions of SFAS 141 and SFAS 142. To accomplish the impairment valuation, we determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As AMI Doduco's reporting unit's carrying amount exceeded its fair value, an indication existed that the reporting unit's goodwill may be impaired and we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of the AMI Doduco's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount. As a result of the transitional impairment test, we recorded an impairment loss of $15.7 million in the first quarter of 2002. This loss was recognized as a cumulative effect of an accounting change during the three months ended March 29, 2002.

                                                                     (continued)

                        Technitrol, Inc. and Subsidiaries

(8) Adoption of SFAS 142, continued

      Goodwill was not amortized for the six months ended June 28, 2002, whereas amortization expense was $2.2 million for the six months ended June 29, 2001.

      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months and six months ended June 28, 2002 and June 29, 2001, respectively (in thousands, except per share amounts):

                                             Three Months Ended            Six Months Ended
                                            June 28,     June 29,      June 28,      June 29,
                                               2002         2001          2002          2001
                                               ----         ----          ----          ----
Net income - as reported                 $  (29,045)     $(1,459)     $(49,944)     $ 16,535
Adjustments:
     Amortization of goodwill                    --        1,151            --         2,242
     Cumulative effect of accounting
        change                                   --           --        15,763            --
     Income tax effect                           --          (25)          (25)          (50)
                                         ----------      -------      --------      --------

           Net adjustments                       --        1,126        15,738         2,192
                                         ----------      -------      --------      --------

Net income - adjusted                    $  (29,045)     $  (333)     $(34,206)     $ 18,727
                                         ==========      =======      ========      ========

Basic net income per share - as
  reported                               $     (.75)     $  (.04)     $  (1.39)     $    .49
Basic net income per share -
  adjusted                               $     (.75)     $   .01      $   (.95)     $    .57
Diluted net income per share - as
  reported                               $     (.75)     $  (.04)     $  (1.39)     $    .49
Diluted net income per share -
  adjusted                               $     (.75)     $   .01      $   (.95)     $    .56

(9) Follow-on Equity Offering

      The Company completed a follow-on offering of 6,348,000 shares of its common stock on April 11, 2002. The proceeds of the offering, net of expenses, were approximately $134.7 million. The Company used approximately $36.5 million of net proceeds from the sale of shares for voluntary repayment of outstanding debt and expects to use the remaining proceeds at approximately $98.2 million for potential strategic acquisitions and general corporate purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 28 through 35.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, goodwill impairments, restructuring expense and acquisition related restructuring costs, income taxes, and contingency reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Allowances. Inventory purchases and commitments are based upon future demand forecasts estimated by taking into account actual purchases of our products over the recent past. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

      Goodwill Impairment. We will assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our recent restructuring activities, related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business and are added to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

      These restructuring costs are recorded based upon estimates. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our estimates in future periods. In the case of acquisition-related restructuring costs, and depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, this would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or to reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes, as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23") as such earnings are intended to be reinvested outside the U.S. indefinitely. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings or other internal or external sources, we may experience unfavorable tax consequences as this cash is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

      Contingency Reserves. Our businesses involve a variety of issues which may result in litigation and environmental compliance obligations. In developing our contingency reserves we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of accrual. We accrue for contingency reserves when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency reserves should be adjusted.

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

      General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. From 1994 through 2000, the growth in our consolidated net sales has been due in large part to the growth of Pulse. However, since late 2000, the electronics markets served by Pulse have experienced a severe global contraction. While there remains substantial uncertainty with respect to future demand for our products, particularly at Pulse, we believe that the markets we serve have begun to stabilize in 2002 and that a market recovery will be slow, gradual and uneven.

      Throughout the year ended December 28, 2001 demand slowed at AMI Doduco, mirroring the prevailing economic conditions in North America and Europe. These anemic market conditions continued into early 2002; however, AMI Doduco has seen increases in design and quoting activities for component subassemblies in Europe, for automotive applications such as sensor housings, multi-function switches, motor control sensors and ignition security systems, and non-automotive uses such as appliance and industrial controls and medical equipment. Although some of our customers and the popular press generally were reporting modest optimism for the second half of the year, AMI Doduco continued its cost reduction actions in the second quarter of 2002. For example, in addition to workforce adjustments in line with market demand around the world, AMI Doduco is also continuing the North American plant consolidation begun in 2001, as well as the consolidation of all European contact pre-material production into our Pforzheim, Germany facility and other product and plant consolidation actions in Europe.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization at both Pulse and AMI Doduco. Pulse has a relatively short-term product life cycle. Significant product turnover occurs each year, resulting in a changing sales mix and fluctuating average selling prices. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a fairly long-term and mature product line, without significant turnover. While there has been variation over time in the prices of products sold, changes in unit volume account for most of the sales growth or contraction at AMI Doduco.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased its penetration into its primary markets and expanded its presence in new markets. Recent examples of these acquisitions include Excelsus, Grupo ECM and EWC. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus is based in Carlsbad, California and is a leading North American producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Electro Componentes Mexicana, which we refer to as Grupo ECM, in March 2001. Grupo ECM was a manufacturer of inductive components primarily for automotive applications. In October 2000, Pulse acquired various assets of EWC, a manufacturer of magnetic components primarily for the defense and aerospace industries.

      Similarly, AMI Doduco has made a number of recent acquisitions. In January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. In addition, in fiscal 2000, AMI Doduco acquired a tool and die fabrication facility in Estonia, and in fiscal 1999 it acquired MEC Betras Italia, a producer of electrical contact rivets and stamped electrical contact parts, located near Milan, Italy. These acquisitions were driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our quick integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, we cannot separately track the net sales of an acquisition after the date of the transaction.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and virtually all of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending, and reduced capital spending. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and in the first half of 2002. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to contract its capacity as quickly as Pulse in response to market demand.

      In the second quarter of 2002 the Company accrued $11.0 million in total for the shutdown of the Philippines manufacturing facility, severance and related payments, asset impairments and plant consolidations. An additional $32.1 million of Excelsus trade name impairment was recorded as discussed in
Note 2, "Acquisitions". The $11.0 million charge included $3.8 million for the Philippines shutdown of which $1.4 million represented severance and related payments and $2.4 million was recorded for asset writedowns. Pulse accrued an additional $1.0 million for severance and related payments for approximately 67 personnel on a worldwide basis and $4.1 million for asset impairments primarily involved in Asian manufacturing. AMI Doduco accrued $2.1 million of restructuring and unusual and infrequent items in the second quarter of 2002. This comprised approximately $1.0 million for severance and related payments for approximately 45 people worldwide and $1.1 million for asset impairments, writedowns and relocations in Europe.

      In the first quarter of 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. The majority of these accruals were utilized by the end of the first quarter of 2002.

      Approximately $3.0 million of restructuring charges were accrued in the six months ended June 29, 2001 to provide for severance and related payments for Pulse manufactoring personnel primarily in Asia, and to provide for the shutdown of a manufactoring facility in Thailand. The majority of this accrual was utilized in the third quarter of 2001.

      We implemented numerous restructuring initiatives during 2002 and 2001 in order to reduce Pulse's cost structure and capacity, although the speed and depth of the contraction in Pulse's markets made it impossible to reduce costs at the same rate at which revenues contracted throughout 2001.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are minimized while we wait for the recovery in demand and pursue additional growth opportunities. While we do not currently anticipate further significant cost reduction actions in 2002, they may occur if there is not a sustained recovery in our markets and in the economy in general or if broader opportunities to reduce cost and increase economic profit present themselves. If additional charges are necessary, the amounts will depend on specific actions taken. The actions taken so far (plant closures, asset impairments and reduction in personnel worldwide) resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. If incoming orders increase substantially, additional hiring may be necessary to expand capacity. However, we do not anticipate requiring additional capacity in the foreseeable future. The eliminated costs also include depreciation savings from disposed equipment.

      Our restructuring charges are summarized for 2002 as follows:

                                                 AMI
      Restructuring provision (in millions):  Doduco      Pulse      Total
                                              ------      -----      -----
      Balance accrued at December 28, 2001     $ 0.6      $ 2.4      $ 3.0
      Accrued during the six months ended
        June 28, 2002                            2.6       11.1       13.7
      Severance and other cash payments         (0.3)      (3.7)      (4.0)
      Non-cash asset disposals                    --       (6.8)      (6.8)
                                               -----      -----      -----
      Balance accrued at June 28, 2002         $ 2.9      $ 3.0      $ 5.9
                                               =====      =====      =====

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of June 28, 2002, we have operations in 11 countries and we have significant net sales in currencies other than the U.S. dollar. As a result, changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is much less than it is at AMI Doduco. As a result of this and other factors, Pulse uses the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. The use of different functional currencies creates varied financial effects. The euro was 5.4% stronger, on average, relative to the U.S. dollar during the six months ended June 28, 2002 than in the comparable prior-year period. As a result, AMI Doduco's euro-denominated sales resulted in higher dollar sales upon translation for our U.S. consolidated financial statements. As the euro was 12.2% stronger than the U.S. dollar at June 28, 2002 versus December 28, 2001, we experienced a positive translation adjustment to equity in the six months ended June 28, 2002 because our investment in AMI Doduco's European operations was worth more in U.S. dollars. If an increasing percentage of our sales is denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on its expenses and bank borrowings in Europe, most of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of its revenues from customers in Asia are denominated in U.S. dollars. As a result, Pulse has less exposure than AMI Doduco to sales fluctuations caused by currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased.

This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of June 28, 2002, we had three foreign exchange contracts outstanding to hedge approximately 48.2 million of euro in the aggregate. The primary purpose of the forward contracts was to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing many of its electrical contacts, contact materials and contact subassemblies. Historically, as is the case with other manufacturers who use precious metals in their products, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the market value of silver on the day after we deliver the silver bearing product to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases/decreases are caused by increases/decreases in interest rates or changes in the market price of the precious metals.

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

Results of Operations

Three months ended June 28, 2002 compared to the three months ended June 29,
2001

      Net Sales. Net sales for the three months ended June 28, 2002 decreased $6.7 million, or 5.9%, to $106.2 million from $112.8 million for the three months ended June 29, 2001. Our sales decline from the comparable period last year was attributable primarily to the continuing effect of a global downturn in markets served by Pulse, and to a lesser extent, AMI Doduco that began late in 2000. Factors contributing to the downturn include declining capital expenditures by end-users, excess inventory levels throughout the supply chain and lack of end user demand for both electronic and electrical products.

      Pulse's net sales decreased $1.8 million, or 3.2%, to $53.9 million for the three months ended June 28, 2002 from $55.7 million for the three months ended June 29, 2001. This decline was experienced in Pulse's power conversion markets on a worldwide basis, particularly in North America and Europe. Net sales in 2002 include sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

      AMI Doduco's net sales decreased $4.9 million, or 8.5%, to $52.3 million for the three months ended June 28, 2002 from $57.2 million for the three months ended June 29, 2001. Sales in the 2002 period reflect weak North American and European markets partially offset by a stronger average euro-to-U.S. dollar exchange rate. Lower net sales resulted from lower manufacturing activity primarily related to customers in the commercial and industrial controls and non-residential construction industries.

      Cost of Sales. Our cost of sales decreased $6.5 million, or 7.4%, to $81.5 million for the three months ended June 28, 2002 from $88.1 million for the three months ended June 29, 2001. This decrease was due to a decrease in net sales. Our consolidated gross margin for the three months ended June 28, 2002 was 23.2% compared to 22.0% for the three months ended June 29, 2001. Our consolidated gross margin in 2002 was positively affected by the following factors:

      o a mix of net sales weighted more toward Pulse which typically have a higher gross margin than those of AMI Doduco, and

      o the positive effects of our cost-down initiatives taken throughout 2001 and 2002.

Offsetting these positive factors were some manufacturing inefficiencies at both Pulse and AMI Doduco due to under-utilization of capacity and continued consolidation activities in European, Asian and North American manufacturing facilities.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 28 2002 decreased $2.2 million, or 9.1%, to $22.4 million, or 21.1% of net sales, from $24.6 million, or 21.8% of net sales for the three months ended June 29, 2001. The decrease in selling, general and administrative expenses in 2002 was due to aggressive action that we took to reduce costs and tighten spending controls.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 28, 2002 and June 29, 2001 respectively, RD&E by segment was as follows (dollars in thousands):

                                                       2002          2001
                                                       ----          ----
      Pulse                                        $  3,652      $  4,003
      Percentage of segment sales                       6.8%          7.2%

      AMI Doduco                                   $    901      $    985
      Percentage of segment sales                       1.7%          1.7%

      Although 2001 and 2002 have been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we minimized spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2001 and into 2002.

      Interest. Net interest expense was $0.1 million for the three months ended June 28, 2002 compared to net interest income of $0.7 million for the three months ended June 29, 2001. This decrease in net interest income is due primarily to commitment fees on our revolving credit agreement and lower interest income rates on a higher invested cash balance, which increased from June 29, 2001 to June 28, 2002 by $22.5 million, from $176.2 million to $198.7 million. The increase in cash is attributable primarily to the follow-on offering proceeds of $134.7 million less $36.5 million in debt payments to retire outstanding debt less the cash used to purchase Excelsus as described in
Note 2, "Acquisitions". Total debt decreased from March 29, 2002 to June 28, 2002 by $34.6 million, including the effect of euro denominated debt being valued at a weaker average U.S. dollar to euro rate on the June 28, 2002 consolidated balance sheet.

      Our primary credit facility, which was entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date. We did not have any borrowings outstanding under this credit facility as of June 28, 2002.

      Income Taxes. The effective income tax rate, in the form of a benefit for the three months ended June 28, 2002, was 30.0% compared to 23.9% for the three months ended June 29, 2001. The higher tax benefit in 2002 resulted from a higher proportion of deductible restructuring and unusual and infrequent items, and higher proportion of losses in high tax jurisdictions in the three months ended June 28, 2002 versus the comparable period in 2001.

Six months ended June 28, 2002 compared to the six months ended June 29, 2001

      Net Sales. Net sales for the six months ended June 29, 2002 decreased $70.5 million, or 26.1%, to $199.6 million from $270.1 million for the six months ended June 29, 2001. Our sales decline from the comparable period last year was attributable primarily to the continuing global downturn in markets served by Pulse, and to a lesser extent, AMI Doduco, that began late in 2000. Factors contributing to the downturn included declining capital expenditures by end-users, excess inventory levels throughout the supply chain and lack of end user demand for both electronic and electrical products.

      Pulse's net sales decreased $48.0 million, or 32.6%, to $99.0 million for the six months ended June 28, 2002 from $147.0 million for the six months ended June 29, 2001. This decline was experienced in Pulse's networking, telecommunications and power conversion markets on a worldwide basis, particularly in North America and Europe. A significant portion of Pulse sales during the six months ended June 29, 2001 were for products ordered in 2000, before the dramatic slowdown began. Net sales in 2002 include sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

      AMI Doduco's net sales decreased $22.5 million, or 18.3%, to $100.6 million for the six months ended June 28, 2002 from $123.1 million in the six months ended June 29, 2001. Sales in the 2002 period reflect weak North American and European markets but a stronger average euro-to-U.S. dollar exchange rate. Lower net sales resulted from lower manufacturing activity primarily related to customers in the commercial and industrial controls and non-residential construction industries.

      Cost of Sales. Our cost of sales decreased $39.2 million, or 20.1%, to $155.7 million for the six months ended June 28, 2002 from $194.9 million for the six months ended June 29, 2001. This decrease was due to a decrease in net sales. Our consolidated gross margin for the six months ended June 28, 2002 was 22.0% compared to 27.8% for the six months ended June 29, 2001. Our consolidated gross margin in 2002 was negatively affected by:

      o a mix of net sales weighted more toward AMI Doduco which typically have a lower gross margin than those of Pulse,

      o manufacturing inefficiencies at both Pulse and AMI Doduco due to under-utilization of capacity and continued consolidation activities in European, Asian and North American manufacturing facilities, and

      o a proportionate increase in sales at Pulse of new products for which optimal manufacturing efficiency has yet to be achieved.

      These factors more than offset the positive impact of our restructuring initiatives.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 28, 2002 decreased $6.2 million, or 11.9%, to $45.9 million, or 23.0% of net sales, from $52.0 million, or 19.3% of net sales for the six months ended June 29, 2001. The decrease in selling, general and administrative expenses in 2002 was due to aggressive action that we took to reduce costs and tighten spending controls and lower incentive awards and expenses related to our restricted stock plan in 2002. The underlying expense for incentive awards is primarily variable and dependent upon our overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in December of 2001, were not achieved for the first six months of 2002, and therefore no cash incentives were paid to executives. These incentive awards were $0.4 million in the six months ended June 29, 2001. Expenses associated with stock-based compensation plans including the restricted stock plan were also significantly lower in the six months ended June 28, 2002 versus the comparable period in 2001, due to a lower average share price of our common stock in 2002 compared to 2001. These expenses were $0.7 million in the six months ended June 28, 2002 and $1.7 million in the six months ended June 29, 2001.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 28, 2002 and June 29, 2001 respectively, RD&E by segment was as follows (dollars in thousands):

                                                       2002          2001
                                                   --------      --------
      Pulse                                        $  7,489      $  8,334
      Percentage of segment sales                       7.6%          5.7%

      AMI Doduco                                   $  1,890      $  2,163
      Percentage of segment sales                       1.9%          1.8%

      Although 2001 and the first six months of 2002 have been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we minimized spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2001 and into 2002.

      Interest. Net interest expense was $0.4 million for the six months ended June 28, 2002 compared to net interest income of $1.9 million for the six months ended June 29, 2001. This decrease in net interest income is due primarily to commitment fees on our revolving credit agreement and a higher invested cash balance earning a lower interest income rate. Cash and cash equivalents increased from December 28, 2001 to June 28, 2002 by $56.5 million, from $142.3 million to $198.7 million. The increase in cash is attributable primarily to the follow-on offering proceeds of $134.7 million less debt payments of $75.1 million to retirement of outstanding debt. Total debt decreased from December 28, 2001 to June 28, 2002 by $73.4 million, as euro denominated debt was valued at a weaker average U.S. dollar to euro rate on the June 28, 2002 consolidated balance sheet.

      Income Taxes. The effective income tax rate, before cumulative effect of accounting change, in the form of a benefit for the six months ended June 28, 2002, was 30.2% compared to 21.1% of income tax expense for the six months ended June 29, 2001. The higher tax rate, in the form of a benefit in 2002, resulted from a higher proportion of deductible restructuring and unusual and infrequent items and higher proportion of losses in high tax jurisdictions in the six months ended June 28, 2002 versus the comparable period in 2001.

Liquidity and Capital Resources

      Working capital as of June 28, 2002 was $227.8 million compared to $189.3 million as of December 28, 2001. This increase was primarily due to higher invested cash as of June 28, 2002 related to net follow-on offering proceeds offset by $10.1 million of current installments of long-term debt which was reclassified from a long-term debt as of December 28, 2001. This debt is fixed rate term loans due June 26, 2003. Cash and cash equivalents, which is included in working capital, increased from $142.3 million as of December 28, 2001 to $198.7 million as of June 28, 2002.

      Net cash provided by operating activities was $2.2 million for the six months ended June 28, 2002 and $41.5 million in the comparable period of 2001, a decrease of $39.3 million. The first six months of 2001 were categorized by a dramatic decrease in sales. The resulting decrease in accounts receivable and inventories generated significant positive cash flow in the first six months of 2001. During the six months ended June 28, 2002, net earnings declined as a result of the continuing slowdown in our markets, primarily those served by Pulse. However, the lower earnings have been partially offset by decreased working capital requirements and aggressive cash management actions that we took in response to the slowdown. Inventory declined by $4.7 million during the six months ended June 28, 2002 due to the significant reduction in Pulse's net sales during the period and corresponding actions to limit purchases and production activity. Accounts receivable increased during the six months ended June 28, 2002 by $5.1 million due to the sequential increase in net sales in the second quarter of 2002 compared to the first quarter of 2002.

      Capital expenditures were $2.6 million during the six months ended June 28, 2002 and $8.7 million in the comparable period of 2001. The level of capital expenditures decreased due to tight spending controls, lower Pulse capacity needs resulting from lower sales, and our efforts to maximize cash flow during this period of slow market activity. We significantly reduced our capital spending in 2001 as compared to fiscal 2000 and expect that our spending in 2002 may be less than in 2001. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future.

      There was no cash used for acquisitions in the six months ended June 28, 2002, whereas during the six months ended June 29, 2001 there was $26.8 million used for acquisitions. The 2001 spending included the acquisitions of Engelhard-CLAL and Grupo ECM, and the initial cost basis investment in FRE. We exercised our option to expand our investment in FRE on July 27, 2002, with an additional investment of approximately $6.7 million which increased our total investment to $20.9 million. As a result of the increase in ownership percentage to approximately 29.1%, we will be required to account for the investment under the equity method in the three months ending September 27, 2002. Under the equity method, our proportionate share of income or loss of FRE as determined under U.S. generally accepted accounting principles will be reflected in our consolidated statement of earnings. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We paid dividends of $1.1 million in the six months ended June 28, 2002, and $2.3 million in the comparable period of 2001. We received proceeds of $0.8 million during the six months ended June 28, 2002, and $6.4 million in the comparable period of 2001 from the sale of stock through our employee stock purchase plan. After paying a dividend on January 25, 2002, to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      As of June 28, 2002, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering, we voluntarily reduced the size of this credit facility. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of goodwill impairment charge recorded in the three months ended March 29, 2002. The amounts outstanding under the amended credit facility in total may now not exceed $175.0 million. The amended facility consists of:

      o an aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $175.0 million including individual sub-limits of:

            o a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

            o a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

      At June 28, 2002 we had approximately $175.0 million of unused credit available under the amended credit agreement, although outstanding borrowings are limited to a maximum multiple of three times our ratio of debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA") on a rolling twelve-month basis.

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

      Our German subsidiary, AMI Doduco GmbH, has obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for the borrowing of two loans, each in the amount of approximately 5.1 million euro, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euro, and is due in August 2009. We and several of our subsidiaries have guaranteed the obligations arising under these term loan agreements.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our short and long-term operating cash requirements. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets. On April 11, 2002 we completed a follow-on equity offering. The proceeds of the offering, net of expenses, were approximately $134.7 million. Approximately $36.5 million was used to retire outstanding debt. The remainder of approximately $98.2 million is expected to be used for potential strategic acquisitions and general corporate purposes.

      With the exception of approximately $10.0 million of retained earnings as of December 28, 2001 in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

      We commenced an intercompany lending program during the year ended December 28, 2001, whereby excess U.S. dollar denominated cash is being used to retire euro denominated debt. There are several benefits derived from this program including lower net interest expense, as the U.S. dollar interest income rates have been decreasing, while the euro interest expense rates have declined less rapidly. In addition, we avoid paying a credit facility spread by using cash on-hand to retire outstanding debt.

New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring, ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 apply until adoption of SFAS 146. The impact on our operating results upon adoption of this standard cannot be determined at this time and depends on the recovery in our markets and the economy in general.

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

Risk Factors

Cyclical changes in the markets we serve, including the recent contraction, could result in a significant decrease in demand for our products and reduce our profitability.

      Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. Beginning in late 2000 and continuing into 2002, these markets, particularly the electronics market, have experienced a severe worldwide contraction. This contraction has resulted in a decrease in demand for our products, as our customers have:

      o     canceled many existing orders;

      o     introduced fewer new products; and

      o     worked to decrease their inventory levels.

      The decrease in demand for our products has had a significant adverse effect on our operating results and profitability. We cannot predict how long a contraction will last nor the strength of any recovery. Accordingly, we may continue to experience weakness in both our revenues and profits.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our costs of production.

      The average selling prices for our products tend to decrease over their life cycle. In addition, the recent economic contraction has significantly increased the pressure on our customers to seek lower prices from their suppliers. As a result, our customers have continued to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers' design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

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

      The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Pulse's products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of reductions in end market demand. During market slowdowns, this may result in significant charges for inventory write offs, as was the case during 2001. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

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

      We currently have very little visibility into our customers' future purchasing intentions and are highly dependent on our customers' forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

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

      We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales that, in turn, could decrease our operating results and cash flow. For example, there has been a material devaluation of the euro against the U.S. dollar in the last several years which has negatively impacted our reported profits. In recent months, the euro has strengthened substantially against the U.S. dollar. Although we engage in limited hedging transactions, including foreign currency contracts, to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

      In addition, we have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in foreign countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense.

      In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write offs or writedowns and moving expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from lay offs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings or other internal or external sources, we may experience unfavorable tax and earnings consequences as this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $10.0 million of retained earnings as of December 28, 2001 in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management. The order requires us to investigate and take corrective actions. Monitoring data is being collected to confirm and implement the corrective measures. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

Item 1  Legal Proceedings                                              None

Item 2  Changes in Securities and Use of Proceeds                      None

Item 3  Defaults Upon Senior Securities                                None

Item 4  Submission of Matters to a Vote of Security Holders            None

        The Annual Meeting of Shareholders was held on May 22, 2002. Messrs. Graham Humes and C. Mark Melliar-Smith were elected to a three-year terms as directors of the Company. KPMG was also elected as the Company's independent public accountants for the year ending December 29, 2002. The results of the votes were as follows:

                                                  Withhold
                                For               Authority
                                ---               ---------
        Graham Humes            27,435,191        482,955
        C. Mark Melliar-Smith   27,537,150        380,996

                                For               Against          Abstain
                                ---               -------          -------
        KPMG LLP                27,439,183        444,988          33,975

        In addition, each of the following directors continued in office after the meeting: Stanley E. Basara, John E. Burrows, Rajiv L. Gupta, David
        H. Hofmann, Edward M. Mazze and James M. Papada, III.

Item 5  Other Information                                              None

Item 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The Exhibit Index is on page 37

        (b)   Reports On Form 8-K

              None

                                  Exhibit Index

Document
--------

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

                                                    Technitrol, Inc.
                                        ----------------------------------------
                                                      (Registrant)


          August 8, 2002                /s/ Drew A. Moyer
-----------------------------------     ----------------------------------------
              (Date)                    Drew A. Moyer
                                        Vice President
                                        Corporate Controller and Secretary
                                           (duly authorized officer, principal
                                           financial and principal accounting
                                           officer)