Form 10-Q
period 2002-09-27
TECHNITROL INC
filed 2002-11-07
CIK 96763

Exhibit Index
                                                                   is on page 38

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2002, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

Common Stock - Shares Outstanding as of November 1, 2002: 40,126,319

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    September 27, 2002 and December 28, 2001
                                  In thousands

                                                   September 27,   December 28,
         Assets                                             2002           2001
                                                            ----           ----
                                                      (unaudited)
Current assets:
     Cash and cash equivalents                         $ 200,150      $ 142,267
     Trade receivables, net                               66,189         63,294
     Inventories                                          58,134         62,404
     Prepaid expenses and other current assets            13,175         18,785
                                                       ---------      ---------
           Total current assets                          337,648        286,750

Property, plant and equipment                            163,826        170,665
     Less accumulated depreciation                        95,888         87,613
                                                       ---------      ---------
           Net property, plant and equipment              67,938         83,052
Deferred income taxes                                     10,576          9,499
Excess of cost over total net assets acquired and
  other intangibles, net                                 101,279        128,512
Other assets                                              26,687         17,207
                                                       ---------      ---------
                                                       $ 544,128      $ 525,020
                                                       =========      =========

         Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt            $   9,988      $     122
     Accounts payable                                     23,407         24,780
     Accrued expenses                                     75,495         72,591
                                                       ---------      ---------
           Total current liabilities                     108,890         97,493

Long-term liabilities:
     Long-term debt, excluding current installments        5,493         89,007
     Other long-term liabilities                          10,448          9,289

Shareholders' equity:
     Common stock and additional paid-in capital         206,984         70,184
     Retained earnings                                   216,427        264,055
     Other                                                (4,114)        (5,008)
                                                       ---------      ---------
           Total shareholders' equity                    419,297        329,231
                                                       ---------      ---------
                                                       $ 544,128      $ 525,020
                                                       =========      =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)
                       In thousands, except per share data

                                                                         Three Months Ended                  Nine Months Ended
                                                                   Sept. 27,          Sept. 28,          Sept. 27,         Sept. 28,
                                                                        2002               2001               2002              2001
                                                                        ----               ----               ----              ----
Net sales                                                          $ 103,626          $ 100,846          $ 303,231          $370,925
Costs and expenses:
     Cost of sales                                                    77,725             78,693            233,412           273,624
     Selling, general and administrative
       expenses                                                       22,311             23,732             68,162            75,753
     Restructuring and unusual and
       infrequent items                                                  876              8,808             46,632            13,014
                                                                   ---------          ---------          ---------          --------
         Total costs and expenses applicable
             to sales                                                100,912            111,233            348,206           362,391
                                                                   ---------          ---------          ---------          --------
Operating profit (loss)                                                2,714            (10,387)           (44,975)            8,534

Other (expense) income:
     Interest income (expense), net                                      140                (10)              (235)            1,915
     Other                                                               185                496               (772)              594
     Equity earnings of minority-owned
       investments                                                       189                106                382               212
                                                                   ---------          ---------          ---------          --------

         Total other income (expense)                                    514                592               (625)            2,721
                                                                   ---------          ---------          ---------          --------

Earnings (loss) before taxes and cumulative
    effect of accounting change                                        3,228             (9,795)           (45,600)           11,255

Income taxes (benefit)                                                 1,105               (611)           (13,710)            3,798
                                                                   ---------          ---------          ---------          --------
Net earnings (loss) before cumulative
    effect of accounting change                                        2,123             (9,184)           (31,890)            7,457

Cumulative effect of accounting change,
    net of income taxes                                                   --                 --            (15,738)               --
                                                                   ---------          ---------          ---------          --------
Net earnings (loss)                                                $   2,123          $  (9,184)         $ (47,628)         $  7,457
                                                                   =========          =========          =========          ========

Basic earnings (loss) per share before
    cumulative effect of accounting change                         $    0.05          $   (0.27)         $   (0.86)         $   0.23

Cumulative effect of accounting change,
    net of income taxes                                                   --                 --              (0.42)               --
                                                                   ---------          ---------          ---------          --------
Basic earnings (loss) per share                                    $    0.05          $   (0.27)         $   (1.28)         $   0.23
                                                                   =========          =========          =========          ========
Diluted earnings (loss) per share before
    cumulative effect of accounting change                         $    0.05          $   (0.27)         $   (0.86)         $   0.23
Cumulative effect of accounting change,
    net of income taxes                                            $      --          $      --          $   (0.42)         $     --
                                                                   ---------          ---------          ---------          --------
Diluted earnings (loss) per share                                  $    0.05          $   (0.27)         $   (1.28)         $   0.23
                                                                   =========          =========          =========          ========
Cash dividends declared per share                                  $      --          $ 0.03375          $      --          $0.10125

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

           Nine Months Ended September 27, 2002 and September 28, 2001

                                   (Unaudited)
                                  In thousands

                                                                                              Nine Months Ended
                                                                                       Sept. 27,            Sept. 28,
                                                                                            2002                 2001
                                                                                            ----                 ----
Cash flows from operating activities:
Net earnings (loss)                                                                    $ (47,628)           $   7,457
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                                        15,136               18,582
     Tax benefits from employee stock compensation                                           406                  231
     Amortization of stock incentive plan expense                                            788                1,119
     Restructuring and unusual and infrequent items, net of cash payments (excluding loss on disposal of assets and trade
          name write off, net of taxes)                                                    1,004                2,509
     Cumulative effect of accounting change, net of taxes                                 15,738                   --
     Loss on disposal of assets                                                            6,347                4,356
     Trade name write off, net of taxes                                                   19,260                   --
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                                    (307)              44,532
       Inventories                                                                         6,626               20,453
       Prepaid expenses and other current assets                                           4,691               (2,176)
       Accounts payable and accrued expenses                                              (1,133)             (35,226)
     Other, net                                                                          (10,280)                394
                                                                                       ---------            ---------
         Net cash provided by operating activities                                        10,648               62,231
                                                                                       ---------            ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                   (6,708)            (115,349)
     Capital expenditures                                                                 (3,764)             (10,480)
     Proceeds from sale of property, plant and equipment                                     897                1,104
                                                                                       ---------            ---------
         Net cash used in investing activities                                            (9,575)            (124,725)
                                                                                       ---------            ---------
Cash flows from financing activities:
     Dividends paid                                                                       (1,137)              (3,391)
     Proceeds of long-term borrowings                                                         --              132,865
     Principal payments of long-term debt                                                (75,088)             (60,646)
     Payoff of debt assumed in acquisition                                                    --               (3,944)
     Sale of stock through employee stock purchase plan                                    1,291                6,548
     Proceeds from exercise of stock options                                                  --                   17
     Net proceeds from follow-on offering                                                134,700                   --
                                                                                       ---------            ---------
         Net cash provided by financing activities                                        59,766               71,449
                                                                                       ---------            ---------
Net effect of exchange rate changes on cash                                               (2,956)                (342)
                                                                                       ---------            ---------
Net increase in cash and cash equivalents                                                 57,883                8,613
Cash and cash equivalents at beginning of year                                           142,267              162,631
                                                                                       ---------            ---------

Cash and cash equivalents at September 27, 2002 and September 28, 2001                 $ 200,150            $ 171,244
                                                                                       =========            =========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                      Nine Months Ended September 27, 2002

                                   (Unaudited)
                                  In thousands

                                                                                            Other
                                                                                   ------------------------
                                                                                                    Accumu-
                                            Common stock and                                    lated other
                                             paid-in capital                        Deferred        compre-       Compre-
                                           --------------------       Retained       compen-        hensive       hensive
                                           Shares        Amount       earnings        sation         income        income
                                           ------        ------       --------        ------         ------        ------
Balance at December 28, 2001               33,683      $ 70,184      $ 264,055       $(2,430)      $(2,578)            --
Stock options, awards and related
    compensation                               24           378             --           869            --             --
Tax benefit of stock
    compensation                               --           406             --            --            --             --
Stock issued under employee stock
    purchase plan                              71         1,316             --            --            --             --
Follow-on offering                          6,348       134,700             --            --            --             --
Currency translation adjustments               --            --             --            --            25             25
Net loss                                       --            --        (47,628)           --            --        (47,628)
                                                                                                   -------       --------
Comprehensive loss                             --            --             --            --            --       $(47,603)
                                           ------      --------      ---------       -------       -------       ========
Balance at September 27, 2002              40,126      $206,984      $ 216,427       $(1,561)      $(2,553)
                                           ======      ========      =========       =======       =======

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

      The results for the quarters ended September 27, 2002 and September 28, 2001, have been prepared by Technitrol's management without audit by its independent auditors. In the opinion of management, the financial statements fairly present, in all material respects, the financial position and results of Technitrol's operations for the periods presented. To the best knowledge and belief of Technitrol, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature, except for a trade name writedown and goodwill impairment as described elsewhere in this report. Operating results for the nine months ended September 27, 2002 are not necessarily indicative of annual results.

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Also refer to Note 10 "Equity Method Investment in FRE."

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

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

      During the quarter ended June 28, 2002 the Company recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names before any tax benefit. The charge was included in line "restructuring and unusual and infrequent items" on the consolidated statement of earnings. This charge was triggered by the combined effect of reorganizing Pulse into product-line based organization and updated financial forecasts for DSL microfilters. In addition, a purchase price allocation adjustment to record a deferred tax liability of $16.0 million associated with the trade name was recorded and goodwill in an equal amount was recognized. As required by FASB Statement No. 109, Accounting for Income Taxes, approximately $12.8 million of the additional deferred tax liability was recognized as a tax benefit in the consolidated statement of earnings for the three months ended June 28, 2002, concurrent with the trade name impairment.

      Full Rise Electronics Co. Ltd. ("FRE"): FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies such products for the Company under a cooperation agreement. In April 2001, the Company made a minority investment in the common stock of FRE which was accounted for by the cost-basis method of accounting. On July 27, 2002 the Company made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, the Company began to account for the investment under the equity method in the three months ended September 27, 2002. The Company also has an option to purchase additional shares of common stock in FRE in the future. Also refer to Note 10, "Equity Method Investment in FRE."

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

      Engelhard-CLAL: In January 2001, the Company acquired the electrical contacts business of Engelhard-CLAL. These operations are located in France and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. This business was integrated into AMI Doduco. The purchase price was not material to the Company's consolidated financial position.

(3)   Restructuring and Unusual and Infrequent Items

      The Company implemented numerous restructuring initiatives during 2002 and 2001 in order to reduce its cost structure and capacity in response to the continuing global recession in the electronics and electrical markets.

      In the quarter ended September 27, 2002 the Company accrued $0.9 million in total for severance and related payments. Pulse accrued $0.6 million and AMI Doduco accrued $0.3 million. Approximately 130 employees were terminated, of which 90 were direct personnel in Asia and 40 were indirect personnel in North America. A majority of these accruals were utilized by the end of the third quarter in 2002.

                        Technitrol, Inc. and Subsidiaries

(3)   Restructuring and Unusual and Infrequent Items, continued

      In the second quarter of 2002, the Company accrued $11.0 million in total for the shutdown of its Philippines manufacturing facility, severance and related payments, asset impairments and plant consolidations, all of which were related to the Company's continuous cost reduction activities in response to the continuing global recession in the electronics and electrical markets. The $11.0 million charge included $3.8 million for the Philippines shutdown of which $1.4 million represented severance and related payments and $2.4 million was recorded for asset writedowns. Pulse accrued an additional $1.0 million for severance and related payments for approximately 67 personnel on a worldwide basis and $4.1 million for asset impairments primarily involved in Asian manufacturing. AMI Doduco accrued $2.1 million of restructuring and unusual and infrequent items in the second quarter of 2002. This comprised approximately $1.0 million for severance and related payments for approximately 45 people in Europe and $1.1 million for asset impairments, writedowns and relocations in Europe. An additional $32.1 million of Excelsus trade name impairment was recorded as discussed in Note 2, "Acquisitions".

      In the first quarter of 2002, the Company accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. Substantially all of these accruals were utilized by the end of the first quarter in 2002.

      Approximately $13.0 million of restructuring charges were accrued in the nine months ended September 28, 2001 to provide for severance and related payments for Pulse manufacturing personnel primarily in Asia, and to provide for the shutdown of a manufacturing facility in Thailand and Malaysia. The majority of this accrual was utilized by the end of the first quarter of 2002.

      Restructuring charges are summarized on a year-to-date basis for 2002 as follows:

      Restructuring provision (in millions):                      AMI Doduco        Pulse           Total
      -----------------------                                     ----------        -----           -----
      Balance accrued at December 28, 2001                          $ 0.6          $ 2.4           $ 3.0
      Accrued during the nine months ended
         September 27, 2002                                           2.8           11.7            14.5
      Severance and other cash payments                              (1.9)          (4.8)           (6.7)
      Non-cash asset disposals                                         --           (6.8)           (6.8)
                                                                    -----          -----           -----
      Balance accrued at September 27, 2002                         $ 1.5          $ 2.5           $ 4.0
                                                                    =====          =====           =====

                        Technitrol, Inc. and Subsidiaries

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                          September 27,     December 28,
                                                   2002             2001
                                                   ----             ----
            Finished goods                      $17,006          $22,159
            Work in process                      12,407           11,723
            Raw materials and supplies           28,721           28,522
                                                -------          -------
                                                $58,134          $62,404
                                                =======          =======

(5)   Derivatives and Other Financial Instruments

      The Company utilizes derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the fluctuations in value of the underlying exposures being hedged.

      At September 27, 2002, the Company had one foreign exchange contract outstanding to hedge approximately 46.0 million of euro in the aggregate. The primary purpose of the forward contract was to hedge intercompany loans. The term of the contract was less than 30 days The Company had no other financial derivative instruments. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings (Loss) Per Share

      Basic earnings (loss) per share are calculated by dividing earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. The Company had restricted shares outstanding of approximately 274,000 and 333,000 as of September 27, 2002 and September 28, 2001, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 30,000 and 10,000 as of September 27, 2002 and September 28, 2001, respectively. As the nine-month period ended September 27, 2002 resulted in a net loss, common share equivalents are anti-dilutive, and therefore excluded from the earnings (loss) per share calculation for that period. Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

                                                 Three Months Ended              Nine Months Ended
                                              Sept. 27,      Sept. 28,       Sept. 27,       Sept. 28,
                                                   2002           2001            2002            2001
                                                   ----           ----            ----            ----
Net earnings (loss)                          $    2,123     $   (9,184)     $  (47,628)     $    7,457
     Basic earnings (loss) per share:
         Shares                                  39,826         33,337          37,322          33,200
         Per share amount, before change
            in accounting principle          $     0.05     $    (0.27)     $    (0.86)     $     0.23
         Change in accounting principle              --             --           (0.42)             --
                                             ----------     ----------      ----------      ----------
         Per share amount                    $     0.05     $    (0.27)     $    (1.28)     $     0.23
                                             ==========     ==========      ==========      ==========

     Diluted earnings (loss) per share:
         Shares                                  40,032         33,655          37,606          33,513
         Per share amount, before change
            in accounting principle          $     0.05     $    (0.27)     $    (0.86)     $     0.23
         Change in accounting principle              --             --           (0.42)             --
                                             ----------     ----------      ----------      ----------
         Per share amount                    $     0.05     $    (0.27)     $    (1.28)     $     0.23
                                             ==========     ==========      ==========      ==========

                        Technitrol, Inc. and Subsidiaries

(7)   Business Segment Information

      For the quarters ended September 27, 2002 and September 28, 2001, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 28, 2001 to September 27, 2002, except for the trade name write-off and goodwill impairment as described elsewhere in this report. In addition, the basis for determining segment financial information has not changed from 2001. Specific segment data are as follows:

                                                Three Months Ended             Nine Months Ended
                                              Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,
Net sales:                                         2002           2001           2002           2001
                                                   ----           ----           ----           ----
     Pulse                                    $  52,041      $  50,885      $ 151,040      $ 197,870
     AMI Doduco                                  51,585         49,961        152,191        173,055
                                              ---------      ---------      ---------      ---------
         Total                                $ 103,626      $ 100,846      $ 303,231      $ 370,925
                                              =========      =========      =========      =========
Earnings (loss) before income
  taxes:
     Pulse                                    $   2,354      $  (1,616)     $    (267)     $  14,515
     Pulse restructuring and
        unusual and infrequent
        items                                      (624)        (8,267)       (43,799)       (12,473)
     AMI Doduco                                   1,236             37          1,924          7,033
     AMI Doduco restructuring and unusual
       and infrequent
       items                                       (252)          (541)        (2,833)          (541)
                                              ---------      ---------      ---------      ---------
     Operating profit (loss)                      2,714        (10,387)       (44,975)         8,534
     Total other income (expense)                   514            592           (625)         2,721
                                              ---------      ---------      ---------      ---------
     Earnings (loss) before income
       taxes and cumulative effect
       of accounting change                   $   3,228      $  (9,795)     $ (45,600)     $  11,255
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

      Goodwill was not amortized for the nine months ended September 27, 2002, whereas amortization expense was $3.4 million for the nine months ended September 28, 2001.

                        Technitrol, Inc. and Subsidiaries

(8)   Adoption of SFAS 142, continued

      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months and nine months ended September 27, 2002 and September 28, 2001, respectively (in thousands, except per share amounts):

                                                Three Months Ended         Nine Months Ended
                                               Sept. 27,   Sept. 28,    Sept. 27,     Sept. 28,
                                                    2002        2001          2002          2001
                                                    ----        ----          ----          ----
Net income (loss) - as reported                $   2,123     $(9,184)     $(47,628)     $  7,457
Adjustments:
     Amortization of goodwill                         --       1,163            --         3,406
     Cumulative effect of accounting
        change                                        --          --        15,763            --
     Income tax effect                                --         (24)          (25)          (74)
                                               ---------     -------      --------      --------

           Net adjustments                            --       1,139        15,738         3,332
                                               ---------     -------      --------      --------

Net income (loss) - adjusted                   $   2,123     $(8,045)     $(31,890)     $ 10,789
                                               =========     =======      ========      ========

Basic net income (loss) per share -
  as reported                                  $    0.05     $ (0.27)     $  (1.28)     $   0.23

Basic net income (loss) per share -
  adjusted                                     $    0.05     $ (0.24)     $  (0.86)     $   0.33
Diluted net income (loss) per share
  - as reported                                $    0.05     $ (0.27)     $  (1.28)     $   0.23

Diluted net income (loss) per share
  - adjusted                                   $    0.05     $ (0.24)     $  (0.86)     $   0.32

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

                       Technitrol, Inc. and Subsidiaries

(10)  Equity Method Investment in FRE

      During the quarter ended September 27, 2002 the Company's ownership in a minority owned investment increased from approximately 19% to 29%. In accordance with generally accepted accounting principles, the Company has adjusted the prior period to reflect the impact of a change in accounting for the Company's ownership in this investment from the cost basis method to the equity method of accounting. The adjustment in 2001 reflects the Company's cumulative earnings as if the 19% investment was accounted for as an equity method investment for all periods presented. The Company's cumulative earnings recognized as of September 28, 2001 were $0.2 million, and an additional $0.2 million and $0.4 million of equity earnings were recorded in the three months and nine months ended September 27, 2002, respectively. All prior period amounts have been adjusted to reflect this recognition of equity earnings as if it occurred at the time of the original investment in April 2001. The investment is reflected in the other assets caption of the Consolidated Balance Sheets.

(11) Application of Statement No. 123, Accounting for Stock Based Compensation ("SFAS 123").

      On October 21, 2002 the Company announced its plan to recognize compensation expense for all stock option awards granted beginning in the 2003 fiscal year, according to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). The Company intends to implement SFAS 123 under the existing transition rules, whereby compensation expense will be recorded under SFAS 123 for all awards subsequent to adoption. On a proforma basis, if the Company applied SFAS 123 for all stock option awards granted thus far in the fiscal year ending December 27, 2002, it would expect to recognize additional after-tax compensation expense of approximately $.01 per share for the full year.

      At September 27, 2002 the Company has approximately 382,000 options outstanding, representing less than 1% of the Company's outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is inculded in the results of operations for the period ended September 27, 2002 and all prior periods.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could and probably will differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in "Risk Factors" section of this report on page 29 through 36.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory allowances, goodwill impairments, restructuring expense and acquisition related restructuring costs, income taxes, and contingency reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Allowances. Inventory purchases and commitments are based upon future demand forecasts estimated by taking into account actual purchases of our products over the recent past. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase inventory allowances and our gross margin could be negatively affected. If we were to sell or use a significant portion of inventory already reserved, our gross margin could be positively affected.

      Goodwill Impairment. We will assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our recent restructuring activities, which related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business and are added to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

      These restructuring costs are recorded based upon our best estimates at the time. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our estimates in future periods. In the case of acquisition-related restructuring costs, and depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, this would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes, because, in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23") we intend to reinvest these earnings outside the U.S. indefinitely. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings or other internal or external sources, we may experience unfavorable tax consequences as cash invested outside the U.S. is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

      Contingency Reserves. During the normal course of business, a variety of issues may arise, which may result in litigation, environmental compliance and other contingent obligations. In developing our contingency reserves we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of accrual. We accrue for contingency reserves when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency reserves should be adjusted.

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

      General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. From 1994 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, since late 2000, the electronics markets served by Pulse have experienced a severe global contraction. While there remains substantial uncertainty with respect to future demand for our products, particularly at Pulse, we believe that our markets have begun to stabilize in 2002 and that a market recovery will be slow and uneven.

      Throughout the year ended December 28, 2001 demand slowed at AMI Doduco, mirroring the prevailing economic conditions in North America and Europe. These anemic market conditions continued into 2002; however, AMI Doduco has seen increases in design and quoting activities for component subassemblies in Europe, for automotive applications such as sensor housings, multi-function switches, motor control sensors and ignition security systems, and non-automotive uses such as appliance and industrial controls and medical equipment. Although some of our customers and the popular press generally report modest economic growth for the remainder of the year, AMI Doduco continues its cost reduction actions. For example, in addition to workforce adjustments in line with market demand around the world, AMI Doduco is also continuing certain product and plant consolidation actions, particularly in Europe.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization at both Pulse and AMI Doduco. Pulse's markets have experienced significant price deflation in 2002, brought about by global excess capacity and migration of significant manufacturing capacity to the Far East. However, Pulse products have a relatively short-term product life cycle. Significant product turnover occurs each year, resulting in a changing product sales mix. Therefore, Pulse's changes in revenues do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a fairly long-term and mature product line, without significant turnover. While there has been variation over time in the prices of products sold, changes in unit volume account for most of the sales growth or contraction at AMI Doduco.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. We have maintained ongoing acquisition activities for many years in both of our business segments. We are continuously engaged in discussions with a variety of acquisition candidates and potential strategic partners. Pulse made numerous acquisitions in recent years which have increased its penetration into its primary markets and expanded its presence in new markets. Excelsus is a recent example of these acquisitions. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus is based in Carlsbad, California and is a leading producer of customer-premises digital subscriber line filters and other broadband accessories.

      Similarly, AMI Doduco has grown through acquisitions. Most recently, in January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. AMI Doduco acquisitions are typically driven by its strategy of expanding its product and geographic market presence for electrical contact products.

      Due to our quick integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, we cannot separately track the net sales of an acquisition, in any meaningful way, after the date of the transaction.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and virtually all of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending, and reduced capital spending. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and in the first half of 2002. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with market demand. In response to the decline in demand for our products, we implemented a succession of cost reduction initiatives and programs, summarized as follows:

      In the third quarter of 2002, the Company accrued for $0.9 million in total for severance and related payments. Pulse accrued $0.6 million and AMI Doduco accrued $0.3 million. Approximately 130 employees were terminated, of which 90 were direct personnel in Asia and 40 were indirect personnel in North America. A majority of these accruals were utilized by the end of the third quarter in 2002.

      In the second quarter of 2002, we accrued $11.0 million in total for the shutdown of the Philippines manufacturing facility, severance and related payments, asset impairments and plant consolidations. The $11.0 million charge included $3.8 million for the Philippines shutdown of which $1.4 million represented severance and related payments and $2.4 million was recorded for asset writedowns. Pulse accrued an additional $1.0 million for severance and related payments for approximately 67 personnel on a worldwide basis and $4.1 million for asset impairments primarily involved in Asian manufacturing. AMI Doduco accrued $2.1 million of restructuring and unusual and infrequent items in the second quarter of 2002. This comprised approximately $1.0 million for severance and related payments for approximately 45 people worldwide and $1.1 million for asset impairments, writedowns and relocations in Europe. An additional $32.1 million of Excelsus trade name impairment was recorded as discussed in Note 2, "Acquisitions".

      In the first quarter of 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. The majority of these accruals were utilized by the end of the first quarter of 2002.

      Approximately $13.0 million of restructuring charges were accrued in the nine months ended September 28, 2001 to provide for severance and related payments for Pulse manufacturing personnel primarily in Asia, and to provide for the shutdown of manufacturing facilities in Thailand and Malaysia. The majority of these accruals were utilized by the end of the first quarter of 2002.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are minimized while we wait for the recovery in demand and pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past two years such as plant closures, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment and the relocation of capacity to factories in lower cost countries, primarily the PRC. If incoming orders increase substantially, additional hiring may be necessary to expand capacity. However, we do not anticipate requiring additional capacity in the foreseeable future.

      Our restructuring charges are summarized for 2002 as follows:

                                                         AMI
      Restructuring provision (in millions):          Doduco       Pulse          Total
      -----------------------                         ------       -----          -----
      Balance accrued at December 28, 2001             $ 0.6        $ 2.4         $ 3.0
      Accrued during the nine months ended
         September 27, 2002                              2.8         11.7          14.5
      Severance and other cash payments                 (1.9)        (4.8)         (6.7)
      Non-cash asset disposals                            --         (6.8)         (6.8)
                                                       -----        -----         -----
      Balance accrued at September 27, 2002            $ 1.5        $ 2.5         $ 4.0
                                                       =====        =====         =====

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of September 27, 2002, we have operations in 9 countries and we have significant net sales in currencies other than the U.S. dollar. As a result, changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is much less than it is at AMI Doduco. As a result of this and other factors, Pulse uses the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. The use of different functional currencies creates varied financial effects. The euro was 3.4% stronger, on average, relative to the U.S. dollar during the nine months ended September 27, 2002 than in the comparable prior-year period. As a result, AMI Doduco's euro-denominated sales resulted in higher dollar sales upon translation for our U.S. consolidated financial statements. As the euro was 10.5% stronger than the U.S. dollar at September 27, 2002 versus December 28, 2001, we experienced a positive translation adjustment to equity in the nine months ended September 27, 2002 because our investment in AMI Doduco's European operations was worth more in U.S. dollars. If an increasing percentage of our sales is denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on its expenses and bank borrowings in Europe, most of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of its revenues from customers in Asia are denominated in U.S. dollars. As a result, Pulse has less exposure than AMI Doduco to sales fluctuations caused by currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of September 27, 2002, we had one foreign exchange contract outstanding to hedge approximately 46.0 million of euro in the aggregate. The primary purpose of the forward contracts was to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing many of its electrical contacts, contact materials and contact subassemblies. Historically, as is the case with most other manufacturers who use precious metals in their products, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the market value of silver on the day after we deliver the silver bearing product to the customer which is also the day on which we purchase the precious metals from the lessor. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases/decreases are caused by increases/decreases in interest rates or changes in the market price of the precious metals.

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

Results of Operations

Three months ended September 27, 2002 compared to the three months ended September 28, 2001

      Net Sales. Net sales for the three months ended September 27, 2002 increased $2.8 million, or 2.8%, to $103.6 million from $100.8 million for the three months ended September 28, 2001. Our sales increase from the comparable period last year was attributable primarily to erratically improving end user markets for our legacy products, gains from acquisitions and a stronger euro to U.S. dollar conversion rate. Generally, end user markets remain sluggish, characterized by declining capital expenditures by end-users, excess inventory levels throughout the supply chain, lack of end user demand for both electronic and electrical products and continued price deflation.

      Pulse's net sales increased $1.2 million, or 2.3%, to $52.0 million for the three months ended September 27, 2002 from $50.9 million for the three months ended September 28, 2001. Net sales in 2002 include sales derived from our acquisition of Excelsus since the date of its acquisition in August 2001. Product mix shifts and price deflation contributed to downward pressure on net sales.

      AMI Doduco's net sales increased $1.6 million, or 3.3%, to $51.6 million for the three months ended September 27, 2002 from $50.0 million for the three months ended September 28, 2001. Sales in the 2002 period reflect a stronger average euro-to-U.S. dollar exchange rate, and continuing weakness in North American and European markets due to lower manufacturing activity in the commercial and industrial controls and non-residential construction markets.

      Cost of Sales. Our cost of sales decreased $1.0 million, or 1.2%, to $77.7 million for the three months ended September 27, 2002 from $78.7 million for the three months ended September 28, 2001. Our consolidated gross margin for the three months ended September 27, 2002 was 25.0% compared to 22.0% for the three months ended September 28, 2001. Our consolidated gross margin for the third quarter of 2002 was positively affected by the following factors:

      o Capacity reductions, resulting in a higher average capacity utilization at both Pulse and AMI Doduco, and

      o the positive effects of our cost-down initiatives taken throughout 2001 and 2002.

      Offsetting these positive factors on gross margin was a change in product mix to lower margin products and decreased average selling prices primarily at Pulse.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 27, 2002 decreased $1.4 million, or 6.0%, to $22.3 million, or 21.5% of net sales, from $23.7 million, or 23.5% of net sales, for the three months ended September 28, 2001. The decrease in selling, general and administrative expenses in 2002 was due to aggressive action that we took to reduce costs and tighten spending controls. During the third quarter of 2002 the positive impact of these actions was partially offset by expenses relating to compensation related accruals and other one-time accruals which are not expected to recur in the subsequent quarter. The aggregate amount of these items was approximately $1.7 million in the quarter ended September 27, 2002.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended September 27, 2002 and September 28, 2001 respectively, RD&E by segment was as follows (dollars in thousands):

                                          2002          2001
                                          ----          ----
      Pulse                           $  3,286      $  3,894
      Percentage of segment sales          6.3%          7.7%

      AMI Doduco                      $  1,038      $  1,026
      Percentage of segment sales          2.0%          2.1%

      Although 2001 and 2002 have been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we minimized spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Interest. Net interest income was $0.1 million for the three months ended September 27, 2002 compared to essentially zero net interest expense for the three months ended September 28, 2001. This increase in net interest income is due primarily to a higher invested cash balance, which averaged $199.4 million during the quarter ended September 28, 2002 and $173.7 million during the quarter ended September 27, 2001 offset by a lower interest income rate. The increase in cash in 2002 is primarily attributable to the follow-on offering proceeds of $134.7 million less $36.5 million in debt payments to retire outstanding debt. Also, we reduced total debt from September 28, 2001 to September 27, 2002 by $104.7 million, primarily due to payments made to retire outstanding debt, somewhat offset by the effect of euro denominated debt being valued at a weaker average U.S. dollar to euro rate on the September 27, 2002 consolidated balance sheet.

      Our primary credit facility, which we entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. We did not have any borrowings outstanding under this credit facility as of September 27, 2002. If, in the future, we borrow under the facility, we may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date in 2002.

      Income Taxes. The effective income tax rate for the three months ended September 27, 2002, was 34.2% compared to 6.2%, in the form of a benefit, for the three months ended September 28, 2001. The higher tax rate in 2002 resulted from higher taxable income and a higher proportion of income in high tax jurisdictions in the three months ended September 27, 2002 versus the comparable period in 2001. In 2002, we also experienced a higher proportion of non-deductible restructuring and unusual and infrequent items than in 2001.

Nine months ended September 27, 2002 compared to the nine months ended September 28, 2001

      Net Sales. Net sales for the nine months ended September 27, 2002 decreased $67.7 million, or 18.3%, to $303.2 million from $370.9 million for the nine months ended September 28, 2001. Our sales decline from the comparable period last year was attributable primarily to erratically improving end user markets for our legacy products. During the first three months of the 2001 period, sales remained at a relatively high level as shipments in the electronic components industry benefited from high order rates in the closing weeks of 2000. Generally, end user markets remain sluggish, characterized by declining capital expenditures by end-users, excess inventory levels throughout the supply chain, lack of end user demand for both electronic and electrical products and continued price deflation.

      Pulse's net sales decreased $46.8 million, or 23.7%, to $151.0 million for the nine months ended September 27, 2002 from $197.9 million for the nine months ended September 28, 2001. This decline was experienced in Pulse's networking, telecommunications and power conversion markets on a worldwide basis, particularly in North America and Europe. A significant portion of Pulse sales during the nine months ended September 28, 2001 were for products ordered in 2000, before the dramatic slowdown began. Net sales in 2002 include full nine months of sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March 2001 and August 2001, respectively. Product mix shifts and price deflation contributed to downward pressure on net sales.

      AMI Doduco's net sales decreased $20.9 million, or 12.1%, to $152.2 million for the nine months ended September 27, 2002 from $173.1 million in the nine months ended September 28, 2001. Sales in the 2002 period reflect continuing weakness in North American and European markets, but a stronger average euro-to-U.S. dollar exchange rate. Lower net sales resulted from lower manufacturing activity primarily related to customers in the commercial and industrial controls and non-residential construction industries.

      Cost of Sales. Our cost of sales decreased $40.2 million, or 14.7%, to $233.4 million for the nine months ended September 27, 2002 from $273.6 million for the nine months ended September 28, 2001. This decrease was primarily due to a decrease in net sales. Our consolidated gross margin for the nine months ended September 27, 2002 was 23.0% compared to 26.2% for the nine months ended September 28, 2001. Our consolidated gross margin in 2002 was negatively affected by:

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

      These factors more than offset the effect of our cost-down initiatives taken throughout 2001 and 2002.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 27, 2002 decreased $7.6 million, or 10.0%, to $68.2 million, or 22.5% of net sales, from $75.8 million, or 20.4% of net sales for the nine months ended September 28, 2001. The decrease in selling, general and administrative expenses in 2002 in dollars was due to aggressive action that we took to reduce costs and tighten spending controls and lower incentive awards and expenses related to our restricted stock plan in 2002. The underlying expense for incentive awards is primarily variable and dependent upon our overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These incentive awards were $0.5 million in the nine months ended September 28, 2001. Expenses associated with stock-based compensation plans including the restricted stock plan were lower in the nine months ended September 27, 2002 versus the comparable period in 2001, due to a lower number of shares awarded, and a lower average share price of our common stock in 2002 compared to 2001. These expenses were $0.7 million in the nine months ended September 27, 2002 and $0.9 million in the nine months ended September 28, 2001.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended September 27, 2002 and September 28, 2001 respectively, RD&E by segment was as follows (dollars in thousands):

                                                2002           2001
                                                ----           ----
      Pulse                                $  10,775      $  11,855
      Percentage of segment sales                7.1%           6.0%

      AMI Doduco                           $   2,928      $   3,189
      Percentage of segment sales                1.9%           1.8%

      Although 2001 and the first nine months of 2002 have been characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we minimized spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Interest. Net interest expense was $0.2 million for the nine months ended September 27, 2002 compared to net interest income of $1.9 million for the nine months ended September 28, 2001. This decrease in net interest income is due primarily to commitment fees on our revolving credit agreement, despite a higher invested cash balance, and a lower interest income rate. Cash and cash equivalents increased from December 28, 2001 to September 27, 2002 by $57.9 million, from $142.3 million to $200.2 million. The increase in cash is attributable primarily to the follow-on offering proceeds of $134.7 million less debt payments of $75.1 million to retirement of outstanding debt. Total debt decreased from December 28, 2001 to September 27, 2002 by $73.6 million, primarily due to $75.1 paid to retire outstanding debt, partially offset by the effect of euro denominated debt being valued at a weaker average U.S. dollar to euro rate on the September 27, 2002 consolidated balance sheet.

      Income Taxes. The effective income tax rate, before cumulative effect of accounting change, in the form of a benefit for the nine months ended September 27, 2002, was 30.1% compared to 33.7% of income tax expense for the nine months ended September 28, 2001. The tax benefit reflects a higher proportion of deductible restructuring and infrequent items, partially offset by certain losses for which a benefit may not be realized.

Liquidity and Capital Resources

      Working capital as of September 27, 2002 was $228.8 million compared to $189.3 million at December 28, 2001. This increase was primarily due to higher invested cash as of September 27, 2002 related to net follow-on offering proceeds partially offset by $9.9 million reclassified from long-term debt to current installments of long-term debt as of December 28, 2001. This debt reflects fixed rate term loans due June 26, 2003. Cash and cash equivalents, which is included in working capital, increased from $142.3 million as of December 28, 2001 to $200.2 million as of September 27, 2002.

      Net cash provided by operating activities was $10.6 million for the nine months ended September 27, 2002 and $62.2 million in the comparable period of 2001, a decrease of $51.6 million. The first nine months of 2001 were categorized by a dramatic decrease in sales. The resulting decrease in accounts receivable and inventories generated significant positive cash flow in the first nine months of 2001.

      During the nine months ended September 27, 2002, net earnings declined as a result of the continuing slowdown in our markets, primarily those served by Pulse. However, the lower earnings have been partially offset by decreased working capital requirements and aggressive cash management actions that we took in response to the slowdown. Inventory declined by $6.6 million during the nine months ended September 27, 2002 due to the reduction in Pulse's net sales during the period and corresponding actions to limit purchases and production activity.

      Capital expenditures were $3.8 million during the nine months ended September 27, 2002 and $10.5 million in the comparable period of 2001. The level of capital expenditures decreased due to tight spending controls, lower Pulse capacity needs resulting from lower sales, and our efforts to maximize cash flow during this period of slow market activity. We significantly reduced our capital spending in 2001 as compared to fiscal 2000 and expect that our spending in 2002 will be less than in 2001. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future.

      There was $6.7 million cash used for acquisitions in the nine months ended September 27, 2002, whereas during the nine months ended September 28, 2001 there was $115.4 million used for acquisitions. The 2002 spending was for the additional equity investment in Full Rise Electronics, Co., Ltd. We exercised our option to expand our investment in FRE on July 27, 2002, with an additional investment of approximately $6.7 million which increased our total investment to $20.9 million. As a result of the increase in ownership percentage to approximately 29%, we recognized our investment under the equity method in the three months ending September 27, 2002. Under the equity method, our proportionate share of income or loss of FRE as determined under U.S. generally accepted accounting principles will be reflected in our consolidated statement of earnings. The 2001 spending included the acquisitions of Engelhard-CLAL, Grupo ECM, Excelsus and the initial cost basis investment in FRE. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We paid dividends of $1.1 million in the nine months ended September 27, 2002, and $3.4 million in the comparable period of 2001. We received proceeds of $1.3 million during the nine months ended September 27, 2002, and $6.5 million in the comparable period of 2001 from the sale of stock through our employee stock purchase plan. After paying a dividend on January 25, 2002, to shareholders of record on January 4, 2002, we said that we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      As of September 27, 2002, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of goodwill impairment charge recorded in the three months ended March 29, 2002. The amended facility consists of:

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

      At September 27, 2002 we had $175.0 million of unused credit available under the amended credit agreement. The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization, ("EBITDA") on a rolling twelve-month basis.

      We pay a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. It is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on our debt to EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility.

      We also have obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for borrowing under two loans, each in the amount of approximately 5.1 million euro, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euro, and is due in August 2009.

      We had two stand by letters of credit outstanding at September 27, 2002 in the aggregate amount of $2.2 million securing transactions entered into in the ordinary course of business.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our short-term and long-term operating cash requirements. In addition, we may use internally generated funds or borrowings for acquisitions of suitable businesses or assets. On April 11, 2002 we completed a follow-on equity offering. The proceeds of the offering, net of expenses, were approximately $134.7 million. Approximately $36.5 million was used to retire outstanding debt. The remainder of approximately $98.2 million is expected to be used for potential strategic acquisitions and general corporate purposes. We have maintained ongoing acquisition activities for many years in both of our business segments. We are continously engaged in discussions with a variety of acquisition candidates and potential strategic partners.

      With the exception of approximately $10.0 million of retained earnings as of December 28, 2001 in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net retained earnings in the PRC, not to exceed 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

      In order to reduce interest expense, we commenced an intercompany lending program during the year ended December 28, 2001, whereby excess U.S. dollar denominated cash is being used to retire euro denominated debt. There are several benefits derived from this program, including lower net interest expense, as the U.S. dollar interest income rates have been decreasing, while the euro interest expense rates have declined less rapidly. In addition, we avoid paying a credit facility spread.

New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring, ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 apply until adoption of SFAS 146. We plan to continue applying the provisions of EITF 94-3 for the remainder of our fiscal year 2002. The impact on our operating results upon adoption of this standard cannot be determined at this time and depends on our future restructuring actions.

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121") it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"). SFAS 144 does however, retain the requirement in APB 30 to report separately discontinued operations, and extends this reporting requirement to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners; or is classified as held for sale. Goodwill is excluded from the scope of SFAS 144. We were required to adopt the provisions of SFAS 144 during the three months ended March 29, 2002. Adoption of this standard did not have a material effect on our net sales, operating results or liquidity.

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

      The decrease in demand for our products has had a significant adverse effect on our operating results and profitability. We cannot predict how long a contraction will last or the strength of any recovery. Accordingly, we may continue to experience weakness in both our revenues and profits.

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

      We have grown rapidly over the last five years, both organically and as a result of acquisitions. However, in the past eighteen months we have significantly reduced our workforce and facilities in response to a dramatic decrease in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may suffer.

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

      While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we have experienced in the current contraction. In addition, when there is significant over capacity in the electronics business as now exists, customer lead times become very short (a matter of several weeks), thus reducing backlog. Lastly, customers are requiring more and more consignment and vendor managed inventory type arrangements which also serve to reduce backlog. Although you should not rely on our backlog as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

      We manufacture and assemble some of our products in foreign locations, including Estonia, France, Germany, Hungary, Italy, Mexico, the Peoples' Republic of China, or PRC, and Spain. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

Item 4: Controls and Procedures

      Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of Company management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

      There were no signifiant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1  Legal Proceedings                                                 None

Item 2  Changes in Securities and Use of Proceeds                         None

Item 3  Defaults Upon Senior Securities                                   None

Item 4  Submission of Matters to a Vote of Security holders               None

Item 5  Other Information                                                 None

Item 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The Exhibit Index is on page 38

        (b)   Reports On Form 8-K

              We filed a current report on Form 8-K dated August 9, 2002. This report pertained to our voluntary compliance with the Securities and Exchange Commission's Order No. 4-460.

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

99.1  Certification of Principal Executive Officer, pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification of Principal Financial Officer, pursuant to 18 U.S.C,
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Technitrol, Inc.
                                     -------------------------------------------
                                                   (Registrant)


       November 7, 2002              /s/ Drew A. Moyer
------------------------------       -------------------------------------------
           (Date)                    Drew A. Moyer
                                     Vice President
                                     Corporate Controller and Secretary
                                        (duly authorized officer, principal
                                        financial and principal accounting
                                        officer)

                                 CERTIFICATION

I, James M. Papada, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technitrol;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Technitrol as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of The registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002                          /s/ James M. Papada III
     --------------------                       --------------------------------
                                                James M. Papada, III
                                                Chairman, President and CEO

                                 CERTIFICATION

I, Drew A. Moyer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technitrol;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Technitrol as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of The registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           /s/ Drew A. Moyer
                           -----------------------------------------------------
Date: November 7, 2002     Drew A. Moyer
                           Vice President, Corporate Controller and Secretary