Form 10-K
period 2002-12-27
TECHNITROL INC
filed 2003-03-06
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 27, 2002

                                       or

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

        Registrant's telephone number, including area code: 215-355-2900

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each Exchange on which registered
        -------------------            -----------------------------------------
Common Stock par value $.125 per
   share                                       New York Stock Exchange
Common Stock Purchase Rights                   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |X| NO |_|

The aggregate market value of voting stock held by non-affiliates as of June 28, 2002 is $921,738,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 19, 2003.

                                             Number of shares outstanding
         Title of each class                       February 19, 2003
         -------------------                       -----------------
Common stock par value $.125 per share                40,129,595

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be used in connection with the registrant's 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Form 10-K where indicated.

                                     Part I

Item 1 Business

General

      Technitrol, Inc. is a global producer of precision-engineered passive magnetics-based electronic components and electrical contact products and materials. We sometimes refer to Technitrol as "we" or "our". We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. Passive magnetics-based electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

      Our world-class design and manufacturing capabilities, together with the breadth of our product offerings, provides us with a competitive advantage that enables us to anticipate and deliver highly-customized solutions for our customers' product needs. In addition, our global presence enables us to participate in many relevant product and geographic markets and provides us with proximity to our global customer base. This allows us to better understand and more easily satisfy our customers' unique design and product requirements.

      We operate our business in two distinct segments: the electronic components segment, which operates under the name Pulse, and the electrical contact products segment, which operates under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS or AMI Doduco, respectively.

      We incorporated in Pennsylvania on April 10, 1947 and we are headquartered in Trevose, PA. Our mailing address is 1210 Northbrook Drive, Suite 385, Trevose, PA 19053-8406, and our telephone number is 215-355-2900. Our website is www.technitrol.com.

Pulse

      Pulse designs and manufactures a wide variety of highly-customized passive magnetics-based electronic components. These components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. These products are often referred to as chokes, inductors, filters and transformers. Pulse sells its products to primarily multinational original equipment manufacturers, contract manufacturers and distributors.

      Pulse's products are used in a broad array of industries, including:

            o     automotive;

            o     consumer electronics;

            o     enterprise networking;

            o     military/aerospace;

            o     power conversion; and

            o     telecommunications.

      Representative end products that use Pulse's components include:

            o     automotive controls;

            o broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

            o     Ethernet switches;

            o     military/aerospace navigation and weapon guidance systems;

            o     power supplies;

            o     routers;

            o     televisions;

            o     video game consoles; and

            o     voice over Internet equipment.

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

      Pulse generated $204.6 million, or 50.3% of our revenues for the year ended December 27, 2002 and $253.3 million, or 53.4% of our revenues for the year ended December 28, 2001. Excluding restructuring and other unusual charges, Pulse generated $4.5 million, or 62.4% of our operating profit for the year ended December 27, 2002 and $9.4 million, or 59.8% of our operating profit for the year ended December 28, 2001. Note 14 to the Consolidated Financial Statements contains additional segment information.

AMI Doduco

      We believe AMI Doduco is the only global manufacturer which produces a full array of precious metal electrical contact products that range from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs. AMI Doduco sells products to multinational original equipment manufacturers.

      AMI Doduco's products are used in a broad array of industries, including:

            o     appliance;

            o     automotive;

            o     building construction circuitry;

            o     commercial and industrial machinery;

            o     electric power; and

            o     telephone equipment.

      Representative end products that use AMI Doduco's products include:

            o     electrical circuit breakers;

            o     motor and temperature controls;

            o     power substations;

            o     sensors;

            o     switches and relays;

            o     telephone equipment; and

            o     wiring devices.

      AMI Doduco's products are generally characterized by longer life cycles and slower technological change, providing longer life cycle revenue streams than Pulse's products. We believe that technological developments in some of the industries served by AMI Doduco, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, may present attractive growth opportunities for AMI Doduco.

      AMI Doduco generated $201.8 million, or 49.7% of our revenues for the year ended December 27, 2002 and $220.9 million, or 46.6% of our revenues for the year December 28, 2001. Excluding restructuring and other unusual charges, AMI Doduco generated $2.7 million, or 37.6% of our operating profit for the year ended December 27, 2002 and $6.3 million, or 40.2% of our operating profit for the year ended December 28, 2001. Note 14 to the Consolidated Financial Statements contains additional segment information.

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

Products

      Pulse designs and manufactures a wide array of passive magnetics-based electronic components. These products are highly-customized to address our customers' needs. The following table contains a list of some of Pulse's key products:

----------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                               Application
----------------------------------------------------------------------------------------------------------------------
Discrete Filter or Choke              Removes interference, or noise    Network switches, routers, hubs and personal
                                      from circuitry                    computers
                                                                        Phone, fax and alarm systems used with
                                                                        digital subscriber lines, or DSL
----------------------------------------------------------------------------------------------------------------------
Filtered Connector, which combines    Removes interference, or          Local area networks, or LANs, and wide area
a filter with a connector             noise, from circuitry and         networks, or WANs equipment for personal
                                      connects electronic applications  computers and video game consoles
----------------------------------------------------------------------------------------------------------------------
Inductor/chip inductor                Regulates electrical current      AC/DC & DC/DC power supplies
                                      under conditions of varying load  Mobile phones and portable devices
----------------------------------------------------------------------------------------------------------------------
Power Transformer                     Modifies circuit voltage          AC/DC & DC/DC power supplies
----------------------------------------------------------------------------------------------------------------------
Signal Transformer                    Limits distortion of signal as    Analog circuitry
                                      it passes from one medium to      Military/aerospace navigation and weapon
                                      another                           guidance systems
----------------------------------------------------------------------------------------------------------------------
Flyback Transformer                   Generates high voltages to        Televisions
                                      illuminate cathode ray picture
                                      tubes
----------------------------------------------------------------------------------------------------------------------

      AMI Doduco designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of AMI Doduco's key products:

----------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                               Application
----------------------------------------------------------------------------------------------------------------------
Contact prematerial such as wire and   Raw materials                          Made into our customers' electrical
metal tapes                                                                   contact parts
----------------------------------------------------------------------------------------------------------------------
Electrical contact parts, either       Complete or interrupt an electrical    Electrical switches, relays, circuit
discrete or affixed to precision       circuit                                breakers and motor controls
stamped parts
----------------------------------------------------------------------------------------------------------------------
Component subassemblies                Integrate contact with precision       Sensors and control devices
                                       stampings and plastic housings
----------------------------------------------------------------------------------------------------------------------

      Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

Sales, Marketing and Distribution

      Pulse and AMI Doduco sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers' needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer's purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers' organizations. This interaction extends throughout a product's life cycle, engendering strong customer relationships. As of December 27, 2002, Pulse had approximately 50 salespeople and 12 sales offices worldwide and AMI Doduco had approximately 25 salespeople and 9 sales offices worldwide.

      We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

      We sell our products and services to original equipment manufacturers ("OEMs"), which design, build and market end-user products. Pulse also sells its products to contract equipment manufacturers ("CEMs"), which contract with OEMs to manufacture the OEM's products, as well as to independent distributors, which sell components and materials to both OEMs and CEMs. In recent years, the trend in the electronics industry has been for many OEMs to use CEMs primarily or exclusively to build their products. Nonetheless, OEMs generally control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, Pulse's engineering and sales teams also maintain close relationships with CEMs and distributors.

      No customer of either Pulse or AMI Doduco accounted for more than 10% of our consolidated net sales for the year ended December 27, 2002 or the year ended December 28, 2001. Sales to our ten largest customers accounted for 29.7% of net sales for the year ended December 27, 2002 and 30.7% of net sales for the year ended December 28, 2001.

      An increasing percentage of our sales in recent years has been outside of the United States. We now have manufacturing operations in 9 countries. For the year ended December 27, 2002, 68.7% of our net sales were outside of the United States. During the year ended December 28, 2001, 64.9% of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 70.1% of its net sales for the year ended December 27, 2002 and 63.8% of its net sales for the year ended December 28, 2001. Sales made by AMI Doduco to its customers outside the United States accounted for 67.4% of its net sales for the year ended December 27, 2002 and 69.4% of its net sales for the year ended December 28, 2001.

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

      Pulse's development and engineering expenditures were $13.9 million for the year ended December 27, 2002, $16.0 million for the year ended December 28, 2001 and $15.7 million for the year ended December 29, 2000. AMI Doduco's development and engineering expenditures were $3.9 million for the year ended December 27, 2002, $4.2 million for the year ended December 28, 2001 and $4.4 million for the year ended December 29, 2000. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

      We believe we are a market leader in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally manufacture many of the products offered by Pulse or AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component operations. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products better and more efficiently.

      Competitive factors in the markets for our products include:

            o     price;

            o     product quality and reliability;

            o     global design and manufacturing capabilities;

            o     breadth of product line; and

            o     customer service.

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

Employees

      As of December 27, 2002, we had approximately 19,000 full-time employees as compared to 14,800 as of December 28, 2001. Of the 19,000 full-time employees, approximately 740 were located in the United States and approximately 60 employees in the United States were covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions. We have not experienced any major work stoppages and consider our relations with our employees to be good. The U.S. employee reductions for the year ended December 27, 2002 came from primarily involuntary work force reductions.

Raw Materials

      Raw materials necessary for the manufacture of our products include:

      o     precious metals such as silver;

      o     base metals such as copper and brass; and

      o     ferrite cores.

      We do not currently have difficulty obtaining any of our raw materials and do not currently anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities and are subject to price volatility. Although we are not dependent on any one particular source of supply, several of our raw materials are only sold by a limited number of suppliers, which may have an adverse effect on the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins or decreased sales if we were unable to pass along the price increase to our customers.

      AMI Doduco uses precious metals, primarily silver, in manufacturing a vast majority of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have generally been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals on page 20.

Backlog

      Our backlog of orders at December 27, 2002 was $51.4 million compared to $48.2 million at December 28, 2001. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that backlog is an accurate indicator of near-term business activity as customers may make multiple orders of the same component from multiple sources when lead times are long and may cancel orders when business is weak and inventories are excessive. Moreover, in the last two years, many customers have negotiated vendor managed inventory and other similar consignment type arrangements with us. Orders from these arrangements typically are not reflected in backlog. Similarly, many of AMI Doduco's products are repeat products which are continuously ordered by customers by phone for delivery within several days and such orders generally are not included in backlog.

Intellectual Property

      We own a number of patents and have acquired the use of patents of others under license agreements, which impose restrictions on our ability to utilize the intellectual property. We seek to limit disclosure of our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

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

Environmental

      Our manufacturing operations are subject to a variety of local, state, federal, and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws.

      We are involved in several legal actions relating to non-owned waste disposal sites. Our involvement in these matters has generally arisen from the legal disposal of small amounts of waste material many years ago. In addition, we are aware of contamination at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. A property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management. The order requires us to investigate and take corrective actions. Monitoring data is being collected to confirm and implement the corrective measures. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities.

      While we cannot predict the future costs of environmental studies, cleanup activities, capital expenditures, or operating costs for environmental compliance at our present or former facilities or any third party disposal sites, we do not believe such costs, individually or in the aggregate, will have a material impact on our operations or our consolidated financial position, liquidity or operating results.

Available Information

      We make available free of charge on our website, www.technitrol.com, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

      The decrease in demand for our products has had a significant adverse effect on our operating results and profitability. We cannot predict how long a contraction will last nor the strength of any recovery. Accordingly, we may continue to experience volatility in both our revenues and profits.

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

      The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Pulse's products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs, as was the case during 2001. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

An inability to capitalize on our recent or future acquisitions may adversely affect our business.

      In recent years we have completed several acquisitions. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2002, we recorded a goodwill impairment charge of $15.7 million related to AMI Doduco and a trade name impairment charge of $32.1 million related to Pulse. The degree of success of any of our acquisitions depends on our ability to:

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

      Our historical practice has been to quickly integrate acquisitions into the existing business of the acquiring segment and to report financial performance on the segment level. As a result of this practice, we do not separately track the stand-alone performance of acquisitions after the date of the transaction. Consequently, investors cannot quantify the financial performance and success of any individual acquisition or the financial performance and success of a particular segment excluding the impact of acquisitions. In addition, our practice of quickly integrating acquisitions into the financial performance of each segment may limit the ability of investors to analyze any trends in our operating results over time.

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

      We have grown rapidly over the last ten years, both organically and as a result of acquisitions. However, in the past two years we have significantly reduced our workforce and facilities in response to a dramatic decrease in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may suffer.

Uncertainty in demand for our products may result in increased costs of production and an inability to service our customers.

      We have very little visibility into our customers' purchasing patterns and are highly dependent on our customers' forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

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

      While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple-ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we have experienced in the recent contraction. Although backlog should not be relied on as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

      We manufacture and assemble some of our products in foreign locations, including France, Germany, Hungary, Italy, Mexico, the Peoples' Republic of China, or PRC, Spain and Turkey. In addition, approximately 68.7% of our revenues for the year ended December 27, 2002 were derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      In particular, Pulse has substantially all of its manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to flexibly adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our business will suffer. In early 2003, we acquired the consumer business of Eldor Corporation. While this business is headquartered in Italy, all of its manufacturing operations are in Turkey. These operations in Turkey are subject to unique risks, including those associated with continuing Middle East geo-political conflicts.

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

      In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write-offs or write-downs and moving expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences as this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $10.0 million of retained earnings as of December 27, 2002 in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our business.

      Our success depends upon the continued contributions of our executive officers and management, many of whom have many years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our business could be adversely affected.

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

Item 2 Properties

      We are headquartered in Trevose, Pennsylvania where we lease 11,000 square feet of office space. Through Pulse and AMI Doduco, we operated 17 manufacturing plants in 9 countries as of December 27, 2002. We continually seek to size our operations correctly in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek whenever practical to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

      The following is a list of the locations of our principal manufacturing facilities at December 27, 2002:

Pulse                                                                                       Percentage
                                                     Approx.                Owned/            Used For
Location (1)                                       Square Ft.(2)            Leased       Manufacturing
--------                                           ---------                ------       -------------
Dongguan, People's Republic
    of China, or PRC                                357,000                 Leased                100%
Zhuhai, PRC                                         226,000                 Leased                100%
Orgelet, France                                      38,000                  Owned(3)              30%
Mexico City, Mexico                                  32,000                 Leased                 90%
Greensboro, Maryland                                 20,000                  Owned                 95%
Zhongshan, PRC                                       15,000                 Leased                100%
                                                    -------
      Total                                         688,000

(1) In addition to these manufacturing locations, Pulse has 112,000 square feet of space which is used for engineering, sales and administrative support functions, including Pulse's headquarters in San Diego, California. In addition, Pulse leases approximately 1,542,000 square feet of space for dormitories, canteen and other employee-related facilities in the PRC.

(2) Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

(3) There are mortgages on this property related to mortgage notes due in 2007, of which approximately $.6 million was outstanding as of December 27, 2002.

AMI Doduco                                                                                          Percentage
                                                          Approx.                  Owned/             Used For
Location (1)                                           Square Ft.                  Leased        Manufacturing
--------                                               ---------                   ------        -------------
Pforzheim, Germany                                        490,000                   Owned                  65%
Sinsheim, Germany                                         222,000                   Owned                  55%
Reidsville, North Carolina                                260,000                   Owned                  60%
Export, Pennsylvania                                      115,000                  Leased                  78%
Tianjin, PRC                                               59,000                  Leased                  85%
Bussey, France                                             25,000                  Leased                 100%
Luquillo, Puerto Rico                                      32,000                   Owned                  80%
Madrid, Spain                                              32,000                   Owned                  93%
Mexico City, Mexico                                        25,000                  Leased                  84%
Lentate S/Seveso, Italy                                    23,000                  Leased                  90%
Lancaster, Pennsylvania                                    15,000                  Leased                  85%
Dorog, Hungary                                             11,000                  Leased                  80%
                                                        ---------
       Total                                            1,309,000

(1) Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

      We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, the manufacturing processes at Pulse facilities maintain a cost structure that is labor intensive and highly variable, which enables us to increase and decrease production rapidly and to contain costs during slower periods. On the other hand, AMI Doduco's products tend to have longer business cycles, longer time to market and are more capital intensive. As a result, we have automated many more functions at AMI Doduco facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create higher value added products.

      Traditionally, our engineers design products to meet our customers' product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer's design.

      The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2002 was between 65% to 75% for Pulse and 60% to 75% for AMI Doduco.

Item 3 Legal Proceedings

      We are a party to various legal proceedings and administrative actions. We consider lawsuits to be part of the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

      None

                                     Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the ticker symbol "TNL". The following table reflects the highest and lowest sales prices in each quarter of the last two years. The dividends paid are also shown. All amounts reflect stock splits through December 27, 2002.

                         First Quarter   Second Quarter     Third Quarter   Fourth Quarter
                         -------------   --------------     -------------   --------------
2002 High                  $   31.40        $   27.24        $   23.30        $   18.25
2002 Low                   $   20.12        $   21.26        $   14.55        $   12.66
2002 Dividends Paid        $  0.3375               --               --               --

2001 High                  $   57.00        $   33.89        $   26.80        $   28.42
2001 Low                   $   21.75        $   19.60        $   20.53        $   21.80
2001 Dividends Paid        $  .03375        $  .03375        $  .03375        $  .03375

      On February 19, 2003, there were approximately 1,588 registered holders of our common stock, which has a par value of $.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 8 of Notes to Consolidated Financial Statements.

      On April 11, 2002 we completed a follow-on offering of 6,348,000 shares of our common stock. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $.8 million and an additional paid-in capital increase of $133.9 million.

      After paying a dividend of $0.03375 per share on January 25, 2002 to shareholders of record on January 4, 2002, we discontinued regular quarterly cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

Item 6 Selected Financial Data (In Thousands, Except Per Share Data)

                                         2002(d)             2001(e)         2000            1999            1998
                                      ---------            --------        --------        --------        --------
Net sales                             $ 406,354            $474,199        $664,378        $530,436        $448,539
Net earnings (loss)                   $ (43,537)           $  2,784        $ 99,308        $ 44,312        $ 33,309
     Earnings(loss) per share:
         Basic (a)                    $   (1.17)           $    .08        $   3.05        $   1.38        $   1.04
         Diluted (a)                  $   (1.17)           $    .08        $   3.02        $   1.36        $   1.03
Total assets                          $ 547,388            $525,020        $520,771        $381,239        $344,134
Total long-term debt                  $  16,348            $ 89,129        $ 48,588        $ 60,496        $ 60,898
Shareholders' equity                  $ 422,059            $329,231        $324,430        $215,635        $174,809
     Net worth per share (a)          $   10.52            $   9.77        $   9.76        $   6.63        $   5.40
Working capital (b)(f)                $ 235,579            $189,257        $230,397        $141,851        $102,336
     Current ratio                     3.2 to 1            2.9 to 1        2.7 to 1        2.5 to 1        2.0 to 1
Number of shares outstanding:
   (a) Weighted average,
       including common stock
       equivalents                       37,581              33,566          32,859          32,492          32,406
     Year end (a)                        40,130              33,683          33,237          32,532          32,340
Dividends declared per share
   (a)(c)                                    --            $  .1350        $  .1350        $ .13125        $ .11625
Price range per share:
     High (a)                             31.40            $  57.00        $  76.13        $  23.13        $  22.19
     Low (a)                              12.66            $  19.60        $  19.38        $   9.94        $   8.44

(a) Share amounts and per share amounts reflect a two-for-one stock split on November 27, 2000.

(b) Includes cash and cash equivalents and current installments of long-term debt.

(c) After January 25, 2002, we discontinued paying regular quarterly cash dividends on our common stock.

(d) During 2002, we recorded a cumulative effective of accounting change of $15.7 million net of income tax benefit, and a $32.1 million intangible asset impairment, less a $12.8 million tax benefit. We have not adjusted 2002 results for these items.

(e) During 2002, our ownership interest in a cost basis method investment increased from approximately 19% to 28%. The initial investment was made in 2001. We have adjusted 2001 to reflect the impact of a change in accounting for this investment from the cost basis method to the equity accounting method, as if this investment were accounted for as an equity method investment since the initial investment.

(f) On January 9, 2003 we purchased Eldor High Tech Wire Wound Components S.r.L. for $84.5 million in cash. We have not adjusted our 2002 working capital for this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 7 through 13.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements on page 37 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory provisions, impairment of goodwill and other intangibles, restructuring expense and acquisition related restructuring costs, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Provisions. Inventory purchases and commitments are based upon future demand forecasts estimated by taking into account actual purchases of our products over the recent past and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. If we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.

      Impairment of Goodwill and Other Intangibles. We will assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our recent restructuring activities, which related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business and are added to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable guidance. Restructuring costs are recorded based upon our best estimates at the time such as estimated residual values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, and depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes, because, in accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23") we intend to reinvest these earnings outside the U.S. indefinitely. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax consequences as cash invested outside the U.S. is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

      Contingency Accruals. During the normal course of business, a variety of issues may arise, which may result in litigation, environmental compliance and other contingent obligations. In developing our contingency accruals we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of exposure. We record contingency accruals when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency accruals should be adjusted. We could be required to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our estimates were too high.

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

      General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. During this time period, the growth in our consolidated net sales has been due in large part to the growth of Pulse. However, since late 2000, the electronics markets served by Pulse have experienced a severe global contraction. While we currently do not have a great deal of visibility with respect to future demand for our products, particularly at Pulse, we believe that in 2002, many of the markets we serve began to stabilize, but at very low levels. We believe that a broad-based market rebound will be erratic and gradual probably lasting several years. In markets where unit demand has recovered, downward pressure on selling prices have kept total revenue from growing in a manner consistent with unit growth.

      Demand slowed at AMI Doduco as we entered 2002, mirroring the prevailing economic conditions in North America and Europe. However, during 2002 AMI Doduco has experienced increases in design and quoting activities for component subassemblies in Europe. This includes component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls and medical equipment. AMI Doduco continued cost reduction actions in 2002 including workforce adjustments in line with demand around the world. AMI Doduco also completed the North American plant consolidation in 2002, as well as the consolidation of all European contact pre-material production into our Pforzheim, Germany facility and other product and plant consolidation actions in Europe in 2002.

      In 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. We also recorded a trade name impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past 18 months, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, compared to Pulse, with minimal variation in the prices of product sold. Therefore, changes in prices do not have a material impact on AMI Doduco revenue. Accordingly, substantially all of the sales growth and contraction at AMI Doduco is attributable to changes in unit volume.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include Excelsus, and the consumer electronics business of Eldor Corporation. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Eldor's consumer electronics business in January 2003. Accordingly, the financial results of this business are not reflected in the financial statements included in this report on Form 10-K. They will be included with our results beginning with the first quarter of 2003. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry.

      Similarly, AMI Doduco has made a number of recent acquisitions. In January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products.

      Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically, we have not separately tracked the net sales of an acquisition after the date of the transaction.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending, and reduced capital spending. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand. In response to the decline in demand for our products, we implemented a succession of cost reduction initiatives and programs, summarized as follows:

      In 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We recorded charges of $3.8 million for this plant closing, comprised of $1.4 million for severance and related payments and $2.4 million for asset writedowns. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, we recorded provisions of $6.0 million for personnel reductions. Approximately 800 personnel were terminated in 2002 and substantially all of the employee severance and related payments in connection with these actions were completed as of December 27, 2002. An additional provision of $7.0 million was recorded in 2002 related to asset writedowns. These assets were primarily Asian-based production equipment that became idle in 2002. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 27, 2002.

      During 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We recorded charges of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Approximately 3,500 manufacturing personnel primarily in Asia, and approximately 200 support personnel in North America and Europe were terminated. Approximately 75% of all of the employee severance and related payments in connection with these actions were completed as of December 28, 2001. Approximately $2.3 million of the provision remained as of December 28, 2001 for severance payments and related expenses which were paid in 2002. An additional $0.7 million remained accrued at December 28, 2001 for other exit costs at primarily Thailand and Malaysia. Termination costs for employees at our Thailand and Malaysian facilities have been included in the separate provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300 additional personnel, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the PRC where severance payments are not necessary. In addition, a charge of $3.5 million was recorded during the third quarter of 2001 to write-down the value of certain Pulse fixed assets to their disposal value.

      In 2000, AMI Doduco recorded a $5.5 million provision for restructuring initiatives due to a reduction in employment levels by approximately 120 people, primarily in Germany. We provided $3.7 million for employee severance and related payments, $0.9 million related to the impairment of certain assets and $0.9 million for other exit costs. Offsetting these costs was a gain of $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement.

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

      We recorded pre-tax inventory provisions in cost of sales of $2.2 million and $20.3 million for the years ended December 27, 2002 and December 28, 2001, respectively. The amounts were determined by comparing quantities on-hand to actual historical usage and forecasted demand. The inventory that was written off in 2001 was primarily raw materials and specific finished goods for several customers.

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of December 27, 2002, we have operations in 9 countries and we have significant net sales in currencies other than the U.S. dollar. For the year ended December 27, 2002, 68.7% of our net sales were outside of the U.S. For the year ended December 28, 2001, 64.9% of our net sales were to customers outside of the U.S. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euro. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is less than it is at AMI Doduco. As a result of this and other factors and prior to the acquisition of Eldor, Pulse used the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. For the acquired Eldor operations, Pulse uses the euro as its functional currency. The use of different functional currencies creates different financial effects. The euro was 5.5% stronger, on average, relative to the U.S. dollar, for the year ended December 27, 2002 versus the comparable prior-year period. As a result, AMI Doduco's euro-denominated sales resulted in higher dollar sales upon translation for our U.S. consolidated financial statements. We also experienced a positive translation adjustment to equity in the 2002 period because our investment in AMI Doduco's European operations was worth more in U.S. dollars. At Pulse, we incurred foreign currency gains as euro denominated assets and liabilities were remeasured to U.S. dollars for financial reporting purposes during 2002. If an increasing percentage of our sales are denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on our expenses and bank borrowings in Europe, all of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of our revenues from customers in Asia are denominated in U.S. dollars. As a result, Pulse has less exposure than AMI Doduco to sales fluctuations caused by currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of December 27, 2002, we had one foreign currency forward contract outstanding to sell forward approximately 46.5 million of euro in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been typically below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the market value of silver on the day after we deliver the silver bearing product to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material. See additional discussion in note 1 of the Notes to Consolidated Financial Statements.

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

      We have not provided for U.S. federal income and foreign withholding taxes on approximately $307.6 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 27, 2002, as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $93.7 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

   Year ended December 27, 2002 compared to the year ended December 28, 2001

      Net Sales. Net sales for the year ended December 27, 2002 decreased $67.9 million, or 14.3%, to $406.4 million from $474.2 million for the year ended December 28, 2001. Our sales decline from the comparable period last year was attributable primarily to declining average selling prices, especially in Pulse's power conversion and telecom markets, and the precipitous global downturn in markets served by Pulse that began late in 2000, as a large portion of the strong sales in the first quarter of 2001 were for products ordered in 2000. Factors contributing to the downturn included declining capital expenditures by end-users and subsequent excess inventory levels. This downturn was experienced primarily in Pulse's networking and telecommunications markets on a worldwide basis, particularly in North America and Europe. Offsetting the sales declines in 2002 are the full year results of acquisitions completed in 2001.

      Pulse's net sales decreased $48.7 million, or 19.2%, to $204.6 million for the year ended December 27, 2002 from $253.3 million for the year ended December 28, 2001. Although Pulse's sales were fairly consistent in the last nine months of 2002 and 2001, Pulse's sales were significantly lower in the first quarter of 2002 compared to the first quarter of 2001. The majority of Pulse sales during the quarter ended March 30, 2001 were for products ordered in 2000, before the dramatic market slowdown began. During the first quarter of 2001, new order rates declined and significant customer order cancellations occurred. Average selling prices also declined throughout 2002 compared to 2001, especially in Pulse's power conversion and telecom markets. Net sales in 2002 also include full year results of Grupo ECM and Excelsus sales, whereas 2001 included only sales derived from Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

      AMI Doduco's net sales decreased $19.1 million, or 8.7%, to $201.8 million for the year ended December 27, 2002 from $220.9 million for the year ended December 28, 2001. Although AMI Doduco's sales were fairly consistent in the last nine months of 2002 and 2001 respectively, AMI Doduco's sales were significantly lower in the first quarter of 2002 compared to the first quarter of 2001. Sales in the 2002 period reflect very weak European markets, offset somewhat by a stronger average euro to U.S. dollar exchange rate on a year-over-year basis. Demand in North American markets was also lower throughout 2002 versus 2001, although the decline was not as severe as in Europe. The lower worldwide manufacturing activity in 2002 resulted in lower net sales primarily from customers in the commercial and industrial machinery, non-residential construction, and appliance industries in 2002.

      Cost of Sales. Our cost of sales decreased $49.8 million, or 13.9%, to $309.9 million for the year ended December 27, 2002 from $359.7 million for the year ended December 28, 2001. This decrease was due to a decrease in net sales in 2002 and a reduction in inventory write-offs of $18.1 million, from $20.3 million in 2001 versus $2.2 million in 2002. Our consolidated gross margin for the year ended December 27, 2002 was 23.8% compared to 24.2% for the year ended December 28, 2001. Since the Pulse gross profit as a percentage of sales is typically higher than that of AMI Doduco, our consolidated gross margin in 2002 was negatively affected by:

      o a mix of net sales weighted more heavily by AMI Doduco on a relative basis,

      o a trend towards higher priced products with even higher costs for certain Pulse products, such as filtered connectors replacing discrete components, and

      o     average per unit selling price declines for other Pulse products.

There were also manufacturing inefficiencies at both Pulse and AMI Doduco due to under-utilization of capacity as a result of the market downturn. These factors more than offset the positive impact of our restructuring initiatives.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 27, 2002 decreased $9.6 million, or 9.7%, to $89.3 million, or 22.0% of net sales, from $98.8 million, or 20.8% net of sales for the year ended December 28, 2001. The decrease in selling, general and administrative expenses in 2002 was due primarily to actions that we took to reduce costs and tighten spending controls. In addition, selling expenses, which are largely variable with net sales, decreased $2.0 million from 2001 to 2002. Administrative expenses decreased by $5.8 million, due largely to lower headcount in the U.S. and lower incentive awards, offset somewhat by higher expenses related to our restricted stock plan in 2002. Research, development and engineering expense decreased by $2.4 million, due largely to consolidation of research facilities.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the years ended December 27, 2002 and December 28, 2001, RD&E by segment was as follows (dollars in thousands):

                                                     2002        2001
                                                  -------     -------

      Pulse                                       $13,892     $16,026
      Percentage of segment sales                     6.8%        6.3%

      AMI Doduco                                  $ 3,903     $ 4,155
      Percentage of segment sales                     1.9%        1.9%

      Although 2002 had been characterized by cost reduction activities and lower sales levels, particularly at Pulse, we largely avoided spending cuts in the RD&E area, as we believe that future demand in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2002. The reduced expense in RD&E in 2002 was primarily attributable to facility consolidation.

      Interest. Net interest expense was $0.1 million for the year ended December 27, 2002 compared to $1.4 million of net interest income for the year ended December 28, 2001. This decrease was due to significantly lower yields on invested cash, somewhat offset by lower borrowing costs attributable to lower average outstanding debt in 2002. We incurred debt of approximately $74.0 million in connection with the acquisition of Excelsus in August 2001. Some of this debt remained outstanding until April 2002, when the balance was retired with proceeds from our follow-on offering. Invested cash balances increased by $62.8 million from year end 2001, due primarily to 2002 follow-on offering proceeds of $134.7 million less debt repayments of $75.3 million, coupled with an intense focus on cash and working capital management throughout 2002.

      Our current credit facility, which was entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facility move higher during subsequent quarters. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date. At December 27, 2002, there were no borrowings under our facility.

      Income Taxes. The effective income tax rate in the form of a benefit for the year ended December 27, 2002 was 30.8% compared to 51.0% for the year ended December 28, 2001. The lower tax rate in 2002 was the result of a higher weighting of Pulse taxable income versus AMI Doduco, as Pulse generally operates in lower tax jurisdictions than AMI Doduco. There was also a higher level of non-deductible restructuring charges incurred in 2001 versus 2002. Specifically, plant shut-down costs and severance expenses were incurred in certain low-tax jurisdictions or countries where we have current losses or discontinuing operations. In such countries, we expect to have no future income to offset such charges, resulting in little or no income tax benefit.

      Cumulative Effect of Accounting Change. During 2002, we recorded a cumulative effective of accounting change of $15.7 million, net of income tax benefit, upon adoption of SFAS 142. This charge was attributable to impairment of AMI Doduco goodwill.

      Unusual and Infrequent Items. During 2002, we recorded a charge of $32.1 million, less a related $12.8 million income tax benefit, attributable to a write down of the Excelsus trade name acquired by Pulse. The trade name impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated forecast for DSL microfilters. A total of $1.9 million was also recognized as unusual and infrequent income in 2002, attributable to the favorable outcome of certain legal matters. Note 12 to the Consolidated Financial Statements contains additional information regarding restructuring charges recorded in 2002.

Year ended December 28, 2001 compared to the year ended December 29, 2000

      Net Sales. Net sales for the year ended December 28, 2001 decreased $190.2 million, or 28.6%, to $474.2 million from $664.4 million for the year ended December 29, 2000. Our sales decline from the comparable period last year was attributable primarily to the precipitous global downturn in markets served by Pulse that began late in 2000. Factors contributing to the downturn included declining capital expenditures by end-users and subsequent excess inventory levels. This downturn was experienced in Pulse's networking, telecommunications and power conversion markets on a worldwide basis, particularly in North America and Europe.

      Pulse's net sales decreased $185.5 million, or 42.3%, to $253.3 million for the year ended December 28, 2001 from $438.8 million for the year ended December 29, 2000. Pulse's sales were significantly lower in 2001 than in 2000 as new order rates declined and significant customer order cancellations occurred. Net sales in 2001 include sales derived from our acquisitions of Grupo ECM and Excelsus since the date of their acquisition in March and August 2001, respectively.

      AMI Doduco's net sales decreased $4.7 million, or 2.1%, to $220.9 million for the year ended December 28, 2001 from $225.6 million for the year ended December 29, 2000. Sales in the 2001 period reflect strong European markets and contributions from the Engelhard-CLAL operations, acquired in early January 2001. However, these positive factors were offset by a slowdown in North American manufacturing activity during the year ended December 28, 2001, and to a lesser extent, a decline in the average euro-to-U.S. dollar exchange rate. The lower manufacturing activity resulted in lower net sales primarily from customers in the commercial and industrial machinery, telecommunications and appliance industries.

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

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 28, 2001 decreased $32.3 million, or 24.6%, to $98.8 million, or 20.8% of net sales, from $131.1 million, or 19.7% net of sales for the year ended December 29, 2000. The decrease in selling, general and administrative expenses in 2001 was due primarily to actions that we took to reduce costs and tighten spending controls. In addition, selling expenses, which are largely variable with net sales, decreased $3.1 million from 2000 to 2001. Administrative expenses decreased by $30.2 million, due largely to reduced headcount and lower incentive awards and lower expenses related to our restricted stock plan in 2001. These decreases were partially offset by higher research, development and engineering expenses, which increased by $1.0 million from 2001. The underlying expense for incentive awards is primarily variable and dependent upon our overall financial performance regarding incentive plan targets, primarily the achievement of economic profit and net operating profit objectives. These targets, which were set in December of 2000, were not achieved, and consequently, except for a small payment by AMI Doduco in the first quarter of 2001, no cash incentives were paid to executives. These incentive awards were $0.5 million in 2001 compared to $9.4 million in 2000. Expenses associated with stock-based compensation plans including the restricted stock plan were also significantly lower in 2001 versus the year ended December 29, 2000, due to a lower average share price of our common stock throughout 2001 compared to 2000. These expenses were approximately $1.2 million in 2001 compared to $7.0 million in 2000.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the years ended December 28, 2001 and December 29, 2000, RD&E by segment was as follows (dollars in thousands):

                                                 2001            2000
                                              -------         -------

      Pulse                                   $16,026         $15,748
      Percentage of segment sales                 6.3%            3.6%

      AMI Doduco                              $ 4,155         $ 4,430
      Percentage of segment sales                 1.9%            2.0%

      Although 2001 was characterized by cost reduction activities and much lower sales levels, particularly at Pulse, we largely avoided spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2001.

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

      Income Taxes. The effective income tax rate for the year ended December 28, 2001 was 51.0% compared to 19.2% for the year ended December 29, 2000. The higher tax rate in 2001 resulted from the non-deductibility of certain restructuring charges incurred in 2001. Specifically, plant shut-down costs and severance expenses were incurred in low-tax jurisdictions or countries where we have current losses or discontinued operations. In such countries, we expect to have no future income to offset such charges, resulting in little or no income tax benefit. In addition, a higher proportion of income was earned in high-tax jurisdictions.

Liquidity and Capital Resources

      Working capital including cash and cash equivalents as of December 27, 2002 was $238.6 million compared to $189.3 million as of December 28, 2001. This increase was primarily due to proceeds from our follow-on offering, net of debt repayments, offset by higher current installments of long-term debt. Cash and cash equivalents, which is included in working capital, increased from $142.3 million as of December 28, 2001 to $205.1 million as of December 27, 2002.

      Net cash flows from operating activities was $20.8 million for the year ended December 27, 2002 and $62.7 million in 2001, a decrease of $41.9 million. The lower cash flow from operations in 2002 was primarily driven by decreasing net earnings. However, the lower earnings were partially offset by decreased working capital requirements and aggressive cash management actions that we took in response to the slowdown. A significant decrease in Pulse's net sales during the year ended December 28, 2001 compared to 2000, caused a significant decrease in accounts receivable in 2001.

      Capital expenditures were $5.8 million during the year ended December 27, 2002 and $13.2 million in 2001. The level of capital expenditures decreased from the year ended December 28, 2001, due to tight spending controls and lower Pulse capacity needs resulting from lower sales. We significantly reduced our capital spending in 2001 as compared to fiscal 2000. Our spending in 2003 will depend on market demand and capacity requirements. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future.

      Cash used for acquisitions was $6.7 million for the year ended December 27, 2002 and $115.5 million for 2001. The 2002 spending was for an additional equity investment in Full Rise Electronics, Co., Ltd.. We exercised our option to expand our investment in FRE on July 27, 2002, with an additional investment of approximately $6.7 million which increased our total investment to $20.9 million. The spending in 2001 included the acquisition of Excelsus for approximately $85.9 million in August 2001. On January 9, 2003 we acquired Eldor High Tech Wire Wound Components S.r.L. for 81.6 million euros, or $84.5 million in U.S. dollar equivalent, plus related acquisition costs and expenses. The source of funding for the purchase was cash on hand. As the purchase price was denominated in euro, we exchanged in a spot market transaction, $87.1 million for 84.1 million euro on December 30, 2002. The additional funding of 2.5 million euro, in excess of the purchase price, was expected to be used to fund working capital requirements, as Eldor was purchased net of existing cash. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We paid dividends of $1.1 million for the year ended December 27, 2002 and $4.5 million for the year ended December 28, 2001. We received proceeds of $1.3 million during the year ended December 27, 2002 and $6.5 million for the year ended December 28, 2001 from the sale of stock through our employee stock purchase plan. After paying a dividend on January 25, 2002 to shareholders of record on January 4, 2002, we discontinued our regular quarterly cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      As of December 27, 2002, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of goodwill impairment charge recorded in the three months ended March 29, 2002. The amended facility consists of:

      o an aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $175.0 million including individual sub-limits of:

            - a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

            - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

The amounts outstanding under the credit facility in total may not exceed $175.0 million. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization, (EBITDA) on a rolling twelve-month basis.

      The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

      We pay a facility fee, irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. It is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on our debt to EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility.

      We also have obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for borrowing under two loans, each in the amount of approximately 5.1 million euro, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euro, and is due in August 2009.

      We had three standby letters of credit outstanding at December 27, 2002 in the aggregate amount of $2.5 million securing transactions entered into in the ordinary course of business.

      As of December 27, 2002, future payments related to contractual obligations are as follows (in thousands):

                                                      Amounts due by period
                                                                           4 to 5
                                Total   Less than 1 year   2 to 3 years     years    Thereafter
                                -----   ----------------   ------------    ------    ----------
      Long-term debt          $16,348            $10,667         $  242    $  172        $5,267
      Operating leases         22,329              7,535          7,971     2,680         4,143
                              -------            -------         ------    ------        ------
                              $38,677            $18,202         $8,213    $2,852        $9,410

      We also have commercial commitments as of December 27, 2002 of $43.5 million due under precious metal consignment-type leases and $2.5 million of standby letters of credit securing transactions entered into in the ordinary course of business. We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the short-term and long-term. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      With the exception of approximately $10.0 million of retained earnings as of December 27, 2002 in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. Adoption of this interpretation is not expected to have a material effect on our revenue, operating results, financial position, or liquidity.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We intend to adopt the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. We will use the prospective method of adoption, which recognizes expense for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this standard is not expected to have a material effect on our revenue, operating results or liquidity, and we expect net expense after related tax benefits to lower diluted earnings per share by approximately $0.01 per share in fiscal 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We are required to adopt the provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002, although the related disclosure requirements are effective immediately. We have not issued any guarantees for performance of third parties. Accordingly, adoption of this interpretation is not expected to have a material effect on our revenue, operating results, financial position or liquidity.

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We are required to adopt the provisions of SFAS for all exit or disposal activities initiated after December 15, 2002. The impact of this standard on our operating results will depend on the level and nature of restructuring activities that we initiate in 2003 and beyond.

      In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. We are required to adopt the provisions of SFAS 143 during the three months ending March 28, 2003. Adoption of this standard is not expected to have a material effect on our net sales, operating results, financial position, or liquidity.

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

      Our existing credit facility has variable interest rates. Accordingly, interest expense may increase if we borrow and if the rates associated with our borrowings move higher. In addition, we may pursue additional or alternative financing for growth opportunities in one or both segments. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates. However, we have not used any of these instruments to date.

      The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our foreign debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our long-term debt as of December 27, 2002, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes (dollars in thousands):

                                                                                                          Approx.
                                                                                  There-                     Fair
                           2003       2004        2005       2006       2007       after         Total      Value
                           ----       ----        ----       ----       ----       -----         -----      -----
Liabilities
Long-term debt
   Fixed rate:
      Euro (1)            $10,667       $140       $102        $112        $60      $5,267     $16,348    $16,348
Wt. ave. interest rate       5.26%      9.02%       9.02%      9.02%      9.02%      5.65%

(1)   U.S. dollar equivalent

Foreign Currency Risk

      As of December 27, 2002, substantially all of our cash was denominated in U.S. dollars. However, we conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. We utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there are two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on our obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 27, 2002, we had one foreign currency forward contract outstanding to sell forward 46.5 million of euro in order to hedge intercompany loans. The term of this contract was 30 days.

      The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under "Liabilities" represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our foreign currency long-term debt as of December 27, 2002, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities (dollars in thousands):

                                                                                                     Approx.
                                                                                  There-              Fair
                                2003      2004      2005      2006      2007      after     Total     Value
                               -------   -------   -------   -------   -------   -------   -------   -------
Assets
Cash and equivalents
  Variable rate:
     Euro (1)                   $1,381                                                     $ 1,381   $ 1,381
     Other currencies (1)       $2,539                                                     $ 2,539   $ 2,539

Liabilities
Long-term debt
  Fixed rate:
       Euro (1)                $10,667   $   140   $   102   $   112   $    60   $ 5,267   $16,348   $16,348
      Wt. ave. interest rate      5.26%     9.02%     9.02%     9.02%     9.02%     5.65%

(1)   U.S. dollar equivalent

Item 8 Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 33 and from the consolidated financial statements and supplementary schedule on pages 34 through 57.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    Part III

Item 10 Directors and Executive Officers of the Registrant

      The disclosure required by this item is incorporated by reference to the sections entitled, "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Shareholders.

Item 11 Executive Compensation

      The disclosure required by this item is incorporated by reference to the sections entitled, "Executive Compensation," "Retirement Plan," "Executive Employment Arrangements," "Compensation of Non-Employee Directors," "Board Stock Ownership," "Report of Executive Compensation Committee on Compensation Policies," "Compensation Committee Interlocks and Insider Participation," and "Comparison of Five-Year Cumulative Total Return" in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Shareholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, "Persons Owning More Than Five Percent of Our Stock" and "Stock Owned by Directors and Officers" in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Shareholders.

      Information as of December 27, 2002 concerning plans under which our equity securities are authorized for issuance are as follows:

                                       Number of shares to
                                          be issued upon
                                       exercise of options      Weighted average       Number of
                                           or grant of              exercise           securities
                                       restricted shares or         price of           remaining
                                         other incentive          outstanding        available for
   Plan Category                             shares                 options         future issuance
-----------------------------          ------------------------------------------------------------
Equity compensation plans
Approved by security holders                 5,960,000               $20.79           3,383,918

Equity compensation plans not
Approved by security holders                         0                    0                   0

Total                                        5,960,000               $20.79           3,383,918

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Executive Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Except for 392,300 options outstanding, the difference between 5,960,000 authorized shares and the number remaining available for future issuance of 3,383,918 represents shares of restricted stock which have been issued since the inception of the ICP in 1981. These shares reflect all stock splits, and the restricted stock is currently reflected in our outstanding shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 60,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the least of (a) 200,000 shares, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or (c) such an amount as may be determined by our Board of Directors (but failing such determination the lessor of (a) or (b)). In 2002, our Board of Directors determined that no increase for 2002 should be made. Of the 3,383,918 shares remaining available for future issuance, 439,757 shares are attributable to our Restricted Stock Plan, 927,000 shares are attributable to our Employee Stock Purchase Plan, and 25,335 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 13 Certain Relationships and Related Transactions

      None

Item 14 Controls and Procedures

      Within 90 days prior to the filing date of this report (Evaluation Date), we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" for purposes of filing reports under the Securities Exchange Act of 1934 (Exchange Act) and our "internal controls and procedures" for financial reporting purposes. This evaluation was done under the supervision and with the participation of our management, including our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"). Rules adopted by the U.S. Securities and Exchange Commission (SEC) require that in this section of the annual report we present the conclusions of the PEO and the PFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

      Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and the PFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls and procedures are also evaluated on an ongoing basis by personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. For example, our evaluation of the impact on our controls and procedures of our recent acquisition of the Eldor consumer business is still in process, as the acquisition was completed subsequent to our year end.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the PEO and PFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

      Based upon the controls evaluation, our PEO and PFO have concluded that, subject to the inherent limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, and that our internal controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the PEO and PFO note that, since the Evaluation Date to the date of this annual report on form 10-K, there have been no significant changes in internal controls and procedures or in other factors that could significantly effect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report

            Financial Statements

      Independent Auditors' Report

      Consolidated Balance Sheets - December 27, 2002 and December 28, 2001

      Consolidated Statements of Operations - Years ended December 27, 2002,
            December 28, 2001 and December 29, 2000

      Consolidated Statements of Cash Flows - Years ended December 27, 2002,
            December 28, 2001 and December 29, 2000

      Consolidated Statements of Changes in Shareholders' Equity - Years ended
            December 27, 2002, December 28, 2001 and December 29, 2000

      Notes to Consolidated Financial Statements

            Financial Statement Schedules

            Schedule II, Valuation and Qualifying Accounts

      (b)   Reports on Form 8-K

      We filed a report on Form 8-K dated January 10, 2003. This report pertains to our acquisition of Eldor High Tech Wire Wound Components S.r.L., pursuant to a share purchase agreement entered into on January 9, 2003.

      (c)   Exhibits

      Information required by this item is contained in the "Exhibit Index" found on page 58 through 59 of this report.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 27, 2002 and December 28, 2001, and the related consolidated statements of operations, cash flows and changes in shareholder's equity for each of the three years in the three-year period ended December 27, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 17 to the Consolidated Financial Statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                             /s/ KPMG LLP

Philadelphia, Pennsylvania
January 17, 2003

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 27, 2002 and December 28, 2001
                       In thousands, except per share data

                        Assets                                           2002         2001
                                                                      ---------    ---------
Current assets:
     Cash and cash equivalents                                        $ 205,075    $ 142,267
     Trade receivables, net                                              65,185       63,294
     Inventories                                                         60,588       62,404
     Prepaid expenses and other current assets                           13,878       18,785
                                                                      ---------    ---------
           Total current assets                                         344,726      286,750

Property, plant and equipment                                           163,147      170,665
     Less accumulated depreciation                                       98,286       87,613
                                                                      ---------    ---------
           Net property, plant and equipment                             64,861       83,052
Deferred income taxes                                                    11,743        9,499
Goodwill and other intangibles, net                                     100,768      128,512
Other assets                                                             25,608       17,525
                                                                      ---------    ---------
                                                                      $ 547,706    $ 525,338
                                                                      =========    =========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                           $  10,667    $     122
     Accounts payable                                                    28,791       24,780
     Accrued expenses                                                    69,689       72,591
                                                                      ---------    ---------
           Total current liabilities                                    109,147       97,493

Long-term liabilities:
     Long-term debt, excluding current installments                       5,681       89,007
     Other long-term liabilities                                         10,501        9,289

Commitments and contingencies

Shareholders' equity:

     Common stock: 175,000,000 shares authorized; 40,129,595 and
       33,683,420 outstanding in 2002 and 2001, respectively; $.125
       par value per share and additional paid-in capital               207,033       70,184
     Retained earnings                                                  220,836      264,373
     Other                                                               (5,492)      (5,008)
                                                                      ---------    ---------
           Total shareholders' equity                                   422,377      329,549
                                                                      ---------    ---------
                                                                      $ 547,706    $ 525,338
                                                                      =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

     Years ended December 27, 2002, December 28, 2001 and December 29, 2000
                      In thousands, except per share data

                                                    2002         2001         2000
                                                 ---------    ---------    ---------
Net sales                                        $ 406,354    $ 474,199    $ 664,378
Cost of sales                                      309,848      359,681      409,856
                                                 ---------    ---------    ---------
   Gross profit                                     96,506      114,518      254,522
Selling, general and administrative
   expenses                                         89,286       98,837      131,113
Restructuring and unusual and
   infrequent items                                 46,982       13,594        3,305
                                                 ---------    ---------    ---------
   Operating profit (loss)                         (39,762)       2,087      120,104
Other (expense) income:
   Interest income                                   2,903        6,401        6,341
   Interest expense                                 (3,005)      (4,998)      (3,482)
   Other, net                                         (580)       1,879          (49)
   Equity method investment earnings                   300          318           --
                                                 ---------    ---------    ---------
Earnings (loss) before taxes and
   cumulative effect of accounting
   change                                          (40,144)       5,687      122,914
Income taxes (benefit)                             (12,345)       2,903       23,606
                                                 ---------    ---------    ---------
Net earnings (loss) before cumulative
   effect of accounting change                     (27,799)       2,784       99,308
Cumulative effect of accounting
   change, net of income taxes                     (15,738)          --           --
                                                 ---------    ---------    ---------
Net earnings (loss)                              $ (43,537)   $   2,784    $  99,308
Basic earnings (loss) per share before
    cumulative effect of accounting
    change                                            (.75)         .08         3.05
Cumulative effect of accounting
   change, net of income taxes                        (.42)          --           --
                                                 ---------    ---------    ---------

Basic earnings per share                         $   (1.17)   $     .08    $    3.05
                                                 =========    =========    =========
Diluted earnings (loss) per share
    before cumulative effect of
    accounting change                                 (.75)         .08         3.02
Cumulative effect of accounting change, net of
    income taxes                                      (.42)          --           --
                                                 ---------    ---------    ---------
Diluted earnings (loss) per share                $   (1.17)   $     .08    $    3.02
                                                 =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

     Years ended December 27, 2002, December 28, 2001 and December 29, 2000
                                  In thousands

                                                                                   2002         2001         2000
                                                                                 ---------    ---------    ---------
Cash flows from operating activities:
     Net earnings (loss)                                                         $ (43,537)   $   2,784    $  99,308
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization                                              19,770       26,553       22,378
         Tax benefit from employee stock compensation                                  406          231        1,893
         Amortization of stock incentive plan expense                                1,403        1,219        6,990
         Loss on disposal or sale of assets                                          7,027        3,863        1,301
         Cumulative effect of accounting change, net of taxes                       15,738           --           --
         Trade name write-off, net of taxes                                         19,260           --           --
         Deferred taxes                                                             (1,726)        (318)      (4,239)
         Restructuring and unusual and infrequent items, net of cash payments
           (excluding loss on disposal of assets and trade name write-off, net
           of taxes)                                                                 1,326          599        2,495
         Equity method investment earnings                                            (300)        (318)          --
         Inventory provisions                                                        2,212       20,295        8,129
         Changes in assets and liabilities, net of effect of acquisitions and divestitures:
              Trade receivables                                                      1,540       48,197      (31,527)
              Inventories                                                            2,978        8,437      (30,161)
              Prepaid expenses and other current assets                             (1,007)        (720)       1,462
              Accounts payable                                                       2,987      (14,348)      10,630
              Accrued expenses                                                      (5,325)     (33,657)      21,321
         Other, net                                                                 (1,962)      (1,571)       3,808
                                                                                 ---------    ---------    ---------
         Net cash provided by operating activities                                  20,790       62,686      113,788
                                                                                 ---------    ---------    ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                             (6,708)    (115,533)      (5,365)
     Capital expenditures, exclusive of acquisitions                                (5,755)     (13,149)     (29,976)
     Proceeds from sale of property, plant and equipment                             1,695        4,531          571
                                                                                 ---------    ---------    ---------
         Net cash used in investing activities                                     (10,768)    (124,151)     (34,770)
                                                                                 ---------    ---------    ---------
Cash flows from financing activities:
     Principal payments on long-term debt                                          (75,318)     (97,261)     (36,243)
     Long-term borrowings                                                               --      140,239       27,269
     Payment of debt assumed in acquisition                                             --       (3,944)          --

     Dividends paid                                                                 (1,137)      (4,528)      (4,430)
     Exercise of stock options                                                          --           17          220
     Sale of stock through employee stock purchase plan                              1,351        6,548        8,388

     Net proceeds from follow-on offering                                          134,700           --           --
                                                                                 ---------    ---------    ---------
         Net cash provided by (used in) financing activities                        59,596       41,071       (4,796)
                                                                                 ---------    ---------    ---------
Net effect of exchange rate changes on cash                                         (6,810)          30          248
                                                                                 ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                62,808      (20,364)      74,470
Cash and cash equivalents at beginning of year                                     142,267      162,631       88,161
                                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year                                         $ 205,075    $ 142,267    $ 162,631
                                                                                 =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 27, 2002, December 28, 2001 and December 29, 2000
                      In thousands, except per share data

                                                                                                        Other
                                                                                               ----------------------
                                                                                                              Accumu-
                                                                                                                lated
                                                       Common stock and                                         other
                                                       paid-in capital                         Deferred       compre-      Compre-
                                                       ---------------            Retained      compen-       hensive      hensive
                                                       Shares       Amount        earnings       sation        income       income
                                                       ------     ---------      ---------     --------      --------     --------
Balance at December 31, 1999                           16,266     $  48,263      $ 171,278      $(2,401)     $ (1,505)

Stock options, awards and related compensation             88         5,365             --       (1,470)           --
Tax benefit of stock compensation                          --         1,893             --           --            --

Stock issued under employee stock purchase plan           265         8,388             --           --            --
Currency translation adjustments                           --            --             --           --          (235)    $   (235)
Net earnings                                               --            --         99,308           --            --       99,308
                                                                                                                          --------
Comprehensive income                                       --            --             --           --            --     $ 99,073
                                                                                                                          ========
Dividends declared $(.135 per share)                       --            --         (4,454)          --            --

Two-for-one stock split effective in November 2000     16,618            --             --           --            --
                                                       ------     ---------      ---------      -------      --------
Balance at December 29, 2000                           33,237     $  63,909      $ 266,132      $(3,871)     $ (1,740)

Stock options, awards and related compensation             48          (504)            --        1,441            --
Tax benefit of stock compensation                          --           231             --           --            --

Stock issued under employee stock purchase plan           398         6,548             --           --            --
Currency translation adjustments                           --            --             --           --          (838)    $   (838)
Net earnings (loss)                                        --            --          2,784           --            --        2,466
                                                                                                                          --------
Comprehensive income                                       --            --             --           --            --     $  1,628
                                                                                                                          ========
Dividends declared $(.135 per share)                       --            --         (4,543)          --            --
                                                       ------     ---------      ---------      -------      --------
Balance at December 28, 2001                           33,683     $  70,184      $ 264,373      $(2,430)     $ (2,578)

Stock options, awards and related compensation             26           392             --        1,253            --
Tax benefit of stock compensation                          --           406             --           --            --

Stock issued under employee stock purchase plan            73         1,351             --           --            --
Follow-on offering                                      6,348       134,700             --           --            --
Currency translation adjustments                           --            --             --           --        (1,737)    $ (1,737)
Net earnings (loss)                                        --            --        (43,537)          --            --      (43,537)
                                                                                                                          --------
Comprehensive income (loss)                                --            --             --           --            --     $(45,274)
                                                       ------     ---------      ---------      -------      --------     ========
Balance at December 27, 2002                           40,130     $ 207,033      $ 220,836      $(1,177)     $ (4,315)
                                                       ======     =========      =========      =======      ========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Technitrol, Inc. and all of our subsidiaries. We sometimes refer to Technitrol as "we" or "our". All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents include funds invested in a variety of liquid short-term investments with a maturity of three months or less.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is fully reserved in the ordinary course of business is not written back up after a write-down. Inventory provisions are utilized when the actual inventory is physically disposed. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory provisions at December 27, 2002 and December 28, 2001 were $15.6 million and $23.5 million, respectively.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets on both the accelerated and the straight-line methods. Estimated useful lives of assets range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheet, and any resulting gains or losses are included in earnings.

Goodwill and Other Intangibles

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. We amortize other intangibles, except those with indefinite lives, on a straight-line basis over 5 years. We have approximately $86.7 million of goodwill and $14.1 million of other intangibles on our balance sheet as of December 27, 2002. We had approximately $80.3 million of goodwill and $48.2 million of other intangibles, including $40.0 million of trade names, on our balance sheet as of December 28, 2001. See Note 2 and Note 17 for additional information regarding implementation of SFAS 142.

Revenue Recognition

      Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists." Warranties are limited to rework or replacement of products. Accounts receivable provisions at December 27, 2002 and December 28, 2001 were $3.3 million and $2.6 million, respectively.

Stock-based Compensation

      We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Note 11 presents proforma results of operations as if FASB's Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been used to account for stock-based compensation plans.

                        Technitrol, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Foreign Currency Translation

      Certain of our foreign subsidiaries use the U.S. dollar as a functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected directly in shareholders' equity.

Financial Instruments and Derivative Financial Instruments

      The carrying value of our cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of our long-term debt approximates our fair value after taking into consideration current rates offered for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.

      We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. At December 27, 2002 we have one foreign currency forward contract outstanding to sell forward 46.5 million of euro in order to hedge intercompany loans. At December 28, 2001, we had five foreign exchange contracts in place to sell forward approximately 44.2 million of euro in connection with hedging intercompany loans. At December 29, 2000, we had a foreign exchange contract in place to sell forward $3.2 million of U.S. dollars for French francs, in connection with the purchase of the electrical contacts business of Engelhard-CLAL on January 4, 2001.

Precious Metal Consignment-type Leases

      We have custody of inventories under consignment-type leases from suppliers of $43.5 million at December 27, 2002 and $39.6 million at December 28, 2001. We have four consignment-type leases in place for sourcing all precious metals. The leases are operating leases and the related inventory and liability are not recorded on our balance sheet. The leases are generally one-year in duration and can be extended with annual renewals. Either party can terminate the lease agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 27, 2002 are consignment fees of $1.4 million. These interest costs were $1.1 million in the years ended December 28, 2001 and December 29, 2000, respectively.

Estimates

      Our preparation of financial statements is in conformity with what generally accepted accounting principles require and we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications

      Certain amounts in the prior-year financial statements have been reclassified to confirm with the current-year presentation. Also refer to Note 16 "Equity Method Investment".

                        Technitrol, Inc. and Subsidiaries

(2) Acquisitions

      Excelsus Technologies, Inc.: In August 2001, we acquired all of the capital stock of Excelsus Technologies, Inc. based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The preliminary purchase price was approximately $85.9 million, net of $4.8 million of cash acquired and a preliminary purchase price adjustment of $2.6 million. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the allocation of the purchase price included $40.0 million for trade names, $8.0 million for technology and $27.0 million for goodwill. The technology intangible is subject to amortization and is estimated to have a 5-year life. Included in the assets acquired was a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. We filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, we used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under our existing credit facility with a syndicate of commercial banks.

      During the quarter ended June 28, 2002 we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names, before any tax benefit. The charge was included in line "restructuring and unusual and infrequent items" on the consolidated statement of operations. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization and updated financial forecasts for DSL microfilters. In addition, a purchase price allocation adjustment to record a deferred tax liability of $16.0 million associated with the trade name was recorded and goodwill in an equal amount was recognized. Approximately $12.8 million of the additional deferred tax liability was recognized as a tax benefit in the consolidated statement of earnings for the three months ended June 28, 2002, concurrent with the trade name impairment.

      Full Rise Electronics Co. Ltd. ("FRE"): FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies these products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002 we made an additional investment in FRE of $6.7 million which increased our total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method beginning in the three months ended September 27, 2002. We also have an option to purchase additional shares of common stock in FRE in the future. Also refer to Note 16, Equity Method Investment.

      Grupo ECM: In March 2001, we acquired Electro Componentes Mexicana, S.A. de C.V. and affiliates based in Mexico City. These operations are referred to as Grupo ECM. Grupo ECM manufactured and marketed inductive components primarily for automotive applications. This business was integrated into Pulse. The purchase price was not material to our consolidated financial position.

      Engelhard-CLAL: In January 2001, we acquired the electrical contacts business of Engelhard-CLAL. These operations are located in France and the United Kingdom. Engelhard-CLAL manufactured electrical contacts, wire and strip contact materials and related products primarily for the European electrical equipment market. This business was integrated into AMI Doduco. The purchase price was not material to our consolidated financial position.

                        Technitrol, Inc. and Subsidiaries

(3) Financial Statement Details

      The following provides details for certain financial statement captions at December 27, 2002 and December 28, 2001 (in thousands):

                                                            2002            2001
                                                        --------        --------
Inventories:
     Finished goods                                     $ 21,446        $ 22,159
     Work in progress                                     12,390          11,723
     Raw materials and supplies                           26,752          28,522
                                                        --------        --------
                                                          60,588        $ 62,404
                                                        ========        ========
Property, plant and equipment, at cost:
     Land                                               $  3,300        $  3,287
     Buildings and improvements                           27,277          30,287
     Machinery and equipment                             132,570         137,091
                                                        --------        --------
                                                         163,147        $170,665
                                                        ========        ========
Accrued expenses:
     Income taxes payable                               $ 24,264        $ 26,210
     Dividends payable                                        --           1,137
     Accrued compensation                                 12,535          10,158
     Other accrued expenses                               32,890          35,086
                                                        --------        --------
                                                        $ 69,689        $ 72,591
                                                        ========        ========

(4) Long-term Debt

At December 27, 2002 and December 28, 2001, long-term debt was as follows (in thousands):

Bank Loans                                                                              2002        2001
----------                                                                           -------     -------
     Variable-rate, (base rate plus 0.85% to 1.425% depending on debt to EBITDA ratio; base rate is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros and a rate approximating Sterling LIBOR for British pounds)
        multi-currency revolving credit facility with $175.0 million maximum
        draw, due June 20, 2004 (2.91% weighted average rate at December 28, 2001)   $    --     $75,000
     Fixed-rate (5.57% and 4.85%), unsecured debt in Germany (denominated
        in euros) due June 26, 2003                                                   10,534       9,038
     Fixed-rate (5.65%), unsecured debt in Germany (denominated in euros)
        due August 2, 2009                                                             5,267       4,519
                                                                                     -------     -------
         Total bank loans                                                             15,801      88,557
Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

     8.20% - 10.32% mortgage notes, due in monthly installments until 2007               547         572
                                                                                     -------     -------
         Total long-term debt                                                         16,348      89,129
     Less current installments                                                        10,667         122
                                                                                     -------     -------
     Long-term debt excluding current installments                                   $ 5,681     $89,007
                                                                                     =======     =======

                        Technitrol, Inc. and Subsidiaries

(4) Long-term Debt, continued

      All previous credit facilities and lines of credit, excluding fixed term loans, were replaced as of June 20, 2001 under a new three-year revolving credit agreement providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of the credit facility to a maximum of $175.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of the goodwill impairment charge recorded in 2002. The amended facility consists of:

      o An aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $175.0 million including individual sub-limits of:

            - a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

            - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

      The amounts outstanding under the credit facility in total may not exceed $175.0 million. Outstanding borrowings are limited to a maximum of three times our EBITDA on a rolling twelve-month basis.

      We pay a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. It is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on debt to EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5.0 million has agreed to guarantee all obligations incurred under the credit facility.

      Our German subsidiary, AMI Doduco GmbH, has obligations outstanding under two term loan agreements. The first is with Baden-Wurttembergische Bank for the borrowing of two loans, each in the amount of approximately 5.1 million euro, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euro, and is due in August 2009. We, including several of our subsidiaries, have guaranteed the obligations arising under these term loan agreements.

      Principal payments due within the next five years, based on terms of our debt arrangements, are as follows (in thousands):

      2003                                       $10,667
      2004                                           140
      2005                                           102
      2006                                           112
      2007                                            60
Thereafter                                         5,267
                                                 -------
                                                 $16,348
                                                 =======

      The credit agreement contains certain covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limits and other customary and normal provisions. We are in compliance with all such covenants.

                        Technitrol, Inc. and Subsidiaries

(5) Research, Development and Engineering Expenses

      Research, development and engineering expenses are included in selling, general and administrative expenses and were $17.8 million, $20.2 million and $20.2 million in 2002, 2001 and 2000, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $12.1 million, $14.1 million and $14.4 million in 2002, 2001 and 2000, respectively.

(6) Income Taxes

      Earnings (loss) before cumulative effect of accounting change and income taxes were as follows (in thousands):

                                      2002              2001               2000
                                  --------          --------          ---------
Domestic                          $(40,044)         $ (5,235)         $  (5,849)
Non-U.S                               (100)           10,922            128,763
                                  --------          --------          ---------
       Total                      $(40,144)         $  5,687          $ 122,914
                                  ========          ========          =========

      Income tax (benefit) expense was as follows (in thousands):

Current:                                     2002           2001           2000
                                         --------       --------       --------
       Federal                           $    608       $ (1,174)      $  3,382

       State and local                       (775)         1,781            458
       Non-U.S                              2,387          2,614         24,005
                                         --------       --------       --------
                                            2,220          3,221         27,845
Deferred tax (benefit) expense            (14,565)          (318)        (4,239)
                                         --------       --------       --------

                                         $ 12,345       $  2,903       $ 23,606
                                         ========       ========       ========

      Amounts credited to additional paid-in capital include the tax benefit of certain components of employee compensation related to our common stock. Such items include dividends paid on restricted stock, the change in value from the award date to the release date of restricted stock which was released during the period.

      A reconciliation of the statutory federal income tax rate with the effective income tax rate follows:

                                                      2002      2001      2000
                                                       ---       ---       ---
Statutory federal income tax rate                       35%       35%       35%
Increase (decrease) resulting from:

       Tax-exempt earnings of subsidiary in
           Puerto Rico                                   1        (3)       (1)

       State and local income taxes, net of
           federal tax effect                            5        20         1

       Non-deductible expenses and other
           foreign income subject to U.S.
           income tax                                   (5)       34         3

       Foreign                                          (8)      (15)      (19)

       Other, net                                        3       (20)       --
                                                       ---       ---       ---
Effective tax rate                                      31%       51%       19%
                                                       ===       ===       ===

                        Technitrol, Inc. and Subsidiaries

(6) Income Taxes, continued

      The effect on the effective tax rate of non-deductible expenses is due to the nature and timing of the restructuring and other unusual and infrequent items. The effect on the effective tax rate of other, net is attributable to alternative minimum tax and research and development tax credits.

      Deferred tax assets and liabilities included the following (in thousands):

                                                            2002           2001
                                                        --------       --------
Assets:
       Inventories                                      $    772       $  1,982
       Plant and equipment                                 1,646            996
       Vacation pay and other compensation                 1,292          1,317
       Pension expense                                     1,029            743
       Stock awards                                        1,462          1,592
       Accrued liabilities                                 5,098          5,029
       Net operating losses and tax credits               12,218          5,715
       Capital losses carryover                               --          6,582
       Other                                               1,014          2,121
                                                        --------       --------
              Total deferred tax assets                   24,531         26,077
              Valuation allowance                         (2,804)        (7,854)
                                                        --------       --------
              Net deferred tax assets                     21,727         18,223

Liabilities:
       Deferred taxes on acquired intangibles              5,170          2,800
                                                        --------       --------
              Total deferred tax liabilities               5,170          2,800
                                                        --------       --------
              Net deferred tax assets                     16,557         15,423
              Less current deferred tax assets             4,814          5,924
                                                        --------       --------
              Long-term deferred income taxes           $ 11,743       $  9,499
                                                        ========       ========

      The capital loss carry over expired in 2002. Consequentially, the associated deferred tax asset and related valuation allowance were reversed in 2002 without any statement of operations impact.

      Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

      We have not provided for U.S. federal income and foreign withholding taxes on approximately $307.6 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 27, 2002. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $93.7 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

                        Technitrol, Inc. and Subsidiaries

(7) Commitments and Contingencies

      We conduct a portion of our operations from leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 were $8.2 million, $7.4 million and $5.9 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 27, 2002 were as follows (in thousands):

                              Year
                             Ending
                             ------
                              2003                   $ 7,535
                              2004                     4,664
                              2005                     3,307
                              2006                     1,660
                              2007                     1,020
                          Thereafter                   4,143
                                                     -------
                                                     $22,329
                                                     =======

      The aggregate minimum rental commitments schedule does not include $43.5 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is consumed and delivered to customers.

      We are involved in several legal actions relating to waste disposal sites. Our involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, in Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. As a result of the acquisition of GTI in 1998, we are involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a facility in Leesburg, Indiana. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities.

      We are also subject to various lawsuits, claims and proceedings which arise in the ordinary course of our business. These actions include routine tax audits and assessments occurring throughout numerous jurisdictions on a worldwide basis. We do not believe that the outcome of any of these actions will have a material adverse effect on our financial results.

      We accrue costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. We believe that any ultimate liability with respect to these actions in excess of amounts provided will not materially affect our operations or consolidated financial position, liquidity or operating results.

(8) Shareholders' Equity

      Our retained earnings at December 27, 2002 include approximately $10.0 million which has been restricted in accordance with the laws of the People's Republic of China (PRC). This amount, which is based on the earnings of our subsidiaries in the PRC, may not be available for distribution to the U.S. parent company or our shareholders but is not required to be held in cash.

      We completed a follow-on offering of 6,348,000 shares of our common stock on April 11, 2002. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $.8 million and an additional paid-in capital increase of $133.9 million.

                        Technitrol, Inc. and Subsidiaries

(8) Shareholders' Equity, continued

      Effective August 1, 2001 we adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are each currently six months in duration. In connection with this plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2002, employees purchased approximately 73,000 shares under the plan. In 2001 and 2000, employees purchased approximately 398,000 and 530,000 shares, respectively, under a predecessor plan.

      On October 19, 2000, our Board of Directors approved a two-for-one split of our common stock in the form of a 100% common stock dividend for shareholders of record as of November 6, 2000, payable November 27, 2000. A total of 16,618,381 shares were issued in connection with the split. The stated par value of each share was not changed from $.125. Relevant share and per share amounts have been restated to retroactively reflect the stock split.

      We have a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with our common shares. However, after a person or group has acquired 15% or more of our common shares, the Rights will become exercisable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of our common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $135, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of our common shares, and we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by us at a price of $.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.

                        Technitrol, Inc. and Subsidiaries

(9) Earnings Per Share

      Basic earnings per share are calculated by dividing earnings by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). We have restricted shares outstanding of 315,000, 361,000, and 386,000 as of December 27, 2002, December 28, 2001 and December 29, 2000 respective, which generally vest over a three-year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were approximately 5,000 in 2002, 24,000 in 2001, and 5,500 in 2000. Relevant share amounts and earnings per share have been restated to reflect a two-for-one stock split effective on November 27, 2000. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                          2002            2001            2000
                                                    ----------      ----------      ----------
Net earnings (loss)                                 $  (43,537)     $    2,784      $   99,308
   Basic earnings (loss) per share:
        Shares                                          37,281          33,202          32,510
      Per share amount, before change in
        accounting principle                        $    (0.75)     $     0.08      $      .05
      Change in accounting principle                     (0.42)             --              --
                                                    ----------      ----------      ----------
      Per share amount                              $    (1.17)     $     0.08      $     3.05
                                                    ==========      ==========      ==========

   Diluted earnings (loss) per share:
      Shares                                            37,581          33,566          32,859
      Per share amount before change in
        accounting principle                        $    (0.75)     $     0.08      $     3.02

      Change in accounting principle                     (0.42)             --              --
                                                    ----------      ----------      ----------
      Per share amount                              $    (1.17)     $     0.08      $     3.02
                                                    ==========      ==========      ==========

(10) Employee Benefit Plans

      We maintain defined benefit pension plans and make contributions to multi-employer plans covering certain union employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees.

      Pension (benefit) expense was as follows (in thousands):

                                                          2002            2001            2000
                                                    ----------      ----------      ----------
Principal defined benefit plans                     $      960      $     (395)     $      149
Multi-employer and other employee benefit plans            140             221             490
                                                    ----------      ----------      ----------
                                                    $    1,100      $     (174)     $      639
                                                    ==========      ==========      ==========

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued

      The expense for the principal defined benefit pension plans include the following components (in thousands):

                                                  2002       2001       2000
                                               -------    -------    -------
Service cost                                   $ 1,578    $ 1,192    $ 1,309
Interest cost                                    1,954      1,667      1,566
Expected return on plan assets                  (2,546)    (2,818)    (2,430)
Amortization of transition obligation               18         --         --
Amortization of prior service cost                 272         --         --
Recognized actuarial (gain) loss                  (316)      (436)      (296)
                                               -------    -------    -------
         Net periodic pension (benefit) cost   $   960    $  (395)   $   149
                                               =======    =======    =======

      The financial status of the principal defined benefit plans at December 27, 2002 and December 28, 2001, was as follows (in thousands):

                                                          2002        2001
                                                      --------    --------
Change in benefit obligation:

     Benefit obligation at beginning of year          $ 26,416    $ 24,397

         Service cost                                    1,578       1,192
         Interest cost                                   1,954       1,667
         Plan amendments                                 2,879          --
         Actuarial (gain)/loss                          (1,138)        547
         Benefits paid                                  (1,139)     (1,387)
                                                      --------    --------
     Benefit obligation at end of year                  30,550      26,416
                                                      --------    --------

Change in plan assets:

     Fair value of plan assets at beginning of year     28,734      31,689

         Actual return on plan assets                   (3,415)     (1,568)
         Employer contributions                             --          --
         Benefits paid                                  (1,139)     (1,387)
                                                      --------    --------
     Fair value of plan assets at end of year           24,180      28,734
                                                      --------    --------

Funded status                                           (6,370)      2,318

         Unrecognized actuarial gains                     (566)     (4,625)
         Unrecognized prior service cost                 3,393         990
          Unrecognized transition obligation                20          72
         Intangible asset                               (2,808)       (407)
                                                      --------    --------
Accrued pension costs at the end of the year          $ (6,331)   $ (1,652)
                                                      ========    ========

                        Technitrol, Inc. and Subsidiaries

(10) Employee Benefit Plans, continued

      Benefits are based on years of service and average final compensation. For U.S. plans, we fund, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount may be zero. Plan assets consist principally of short-term investments and listed bonds and stocks. Assumptions used to develop data for 2002 were as follows:

            Discount rate                                          6.75%
            Annual compensation increases                          4.25%
            Expected long-term rates of return on plan assets      9.00%

      Effective on January 1, 2003, we reduced the expected long-term rate of return on plan assets to 8.0%

      We maintain defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under the primary 401(k) plan, we contributed a matching amount equal to $1.00 for each $1.00 of the participant's contribution not in excess of 4% of the participant's annual wages. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,188,000, $1,469,000 and $1,529,000 in 2002, 2001 and 2000 respectively.

      We do not provide any significant post-retirement benefits other than the pension plans and 401(k) plans described above.

(11) Stock-Based Compensation

      We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on the achievement of performance objectives and/or continued employment. Stock options are also granted under this plan. A summary of the shares under the incentive compensation plan is as follows:

                                                                         2002          2001        2000
                                                                   ----------    ----------    --------
            Shares available to be granted                          2,612,406       384,126     474,838

            New authorized shares                                          --     2,500,000          --

            Restricted stock and options awarded, net of
              cancellations                                          (180,823)     (271,720)    (90,712)
                                                                   ----------    ----------    --------

            Balance available at the end of the year                2,431,583     2,612,406     384,126
                                                                   ==========    ==========    ========

      During the years ended December 27, 2002, December 28, 2001 and December 29, 2000 we issued to employees, net of cancellations, restricted stock having an approximate fair value at date of issue of $292,981, $1,055,268, and $2,598,000, respectively. The fair value of the restricted stock is based on fair market price of the stock at the award date and recorded as deferred compensation. Compensation is recognized over the vesting period which is generally three years. Shares are held by us until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the incentive compensation plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares when restrictions lapse. Cash awards are accrued over the restriction period, and the related expense is variable based on the market value of the shares. Amounts charged to expense as a result of the restricted stock plan and related expenses were $1,404,000 in 2002, $1,219,000 in 2001, and $6,990,000 in 2000. A
substantial portion of the shares granted prior to 2002 were subject to variable accounting, whereby the related compensation expense was adjusted to reflect the impact of market price of the underlying shares awarded. The shares and expense associated with variable accounting were 35,400 and $206,000 in 2001, and 112,900 and $3,440,000 in 2000, respectively.

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued

      We also have a stock award plan for non-employee directors. The Board of Directors plan was approved in 1998 to assist us in attracting and retaining highly qualified persons to serve on our Board of Directors. Under the terms of the plan, 60,000 shares of our common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors are recorded as an expense at issuance. In 2002, 2001, and 2000, 6,895, 3,448, and 5,096 shares, respectively, (including those deferred at the directors' election) were issued under the plan. A total of 25,335 shares remain available for issuance under the plan.

      In February of 2001, our Board of Directors Compensation Committee adopted a stock option plan. All U.S. employees and designated employees of subsidiaries are eligible to participate in the stock option plan. Except as limited by the terms of the option plan, the committee has discretion to select the persons to receive options and to determine the terms and conditions of the option, including the number of shares underlying the option, the exercise price, the vesting schedule and term. The options are granted at no cost to the employee and cannot be granted with an exercise price less than the fair market value at the date of grant. The options granted in 2002 and 2001 vest equally over four years and expire in seven years from the date of grant. During the years ended December 27, 2002 and December 28, 2001 a total of 159,600 and 232,700 options, net of cancellations, were awarded to employees at a weighted average strike price of $19.24 and $21.86 per share, respectively. None of the shares granted in 2002 were vested as of December 27, 2002, whereas 25% of the shares granted in 2001 were vested as of December 27, 2002.

      As permitted by the provisions of SFAS 123, we apply Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans. Accordingly, no compensation cost has been recognized for our stock and option purchase plans. The following assumptions were used in estimating fair value; a 2.9% risk-free rate, a 64% volatility and an expected four year life. If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows (amounts are in thousands, except per share amounts):

                                                            2002            2001           2000
                                                            ----            ----           ----
Net income (loss), as reported                          ($43,537)     $    2,784     $   99,308

Add: Stock-based compensation expense included
in reported net income (loss), net of taxes                  870             744          4,264

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of taxes                                      (1,533)         (8,128)       (16,929)
                                                      ----------      ----------     ----------

Net income (loss) adjusted                            $  (44,200)     $   (4,600)    $   86,643

Basic net income (loss) per share - as reported       $    (1.17)     $     0.08     $     3.05
Basic net income (loss) per share - adjusted          $    (1.19)     $    (0.14)    $     2.67

Diluted net income (loss) per share - as reported     $    (1.17)     $     0.08     $     3.02
Diluted net income (loss) per share - adjusted        $    (1.19)     $    (0.14)    $     2.64

(12) Restructuring and Unusual and Infrequent Items

      We implemented numerous restructuring initiatives during 2002, 2001 and 2000 in order to reduce our cost structure and capacity in response to the continuing global recession in the electronics and electrical market.

      In 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We provided for reserves of $3.8 million for this plant closing, comprised of $1.4 million for severance and related payments and $2.4 million for asset write-downs. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, provisions of $5.9 million were recorded during 2002. Approximately 800 personnel were terminated in 2002 and substantially all of the employee severance and related payments in connection with these actions were completed as of December 27, 2002. An additional provision of $7.0 million was recorded in 2002 related to asset write-downs. These assets were primarily Asian-based production equipment that became idle in 2002. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 27, 2002.

      An additional $32.1 million of Excelsus trade name impairment was recorded in 2002. The impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated forecast for DSL microfilters.

      A total of $1.9 million was also recognized as unusual and infrequent income in 2002, attributable to positive adjustments primarily resulting from the favorable outcome of certain legal matters of long vintage.

                        Technitrol, Inc. and Subsidiaries

(12) Restructuring and Unusual and Infrequent Items, continued

      During the 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We provided reserves of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual was utilized by the end of the first quarter of 2002. We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Approximately 3,500 manufacturing personnel primarily in Asia, and approximately 200 support personnel in North America and Europe were terminated. Approximately 75% of all of the employee severance and related payments in connection with these actions were completed as of December 28, 2001. Approximately $2.3 million of the provision remained as of December 28, 2001 for severance payments and related expenses which were paid in 2002. An additional $0.7 million remained accrued at December 28, 2001 for other exit costs at primarily Thailand and Malaysia. Termination costs for employees at our Thailand and Malaysian facilities have been included in the provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300 additional personnel, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the PRC where severance payments are not necessary. In addition, a charge of $3.5 million was recorded during the third quarter of 2001 to write-down the value of certain Pulse fixed assets to their disposal value.

      In 2000, AMI Doduco recorded a $5.5 million provision for restructuring initiatives due to a reduction in employment levels by approximately 120 people, primarily in Germany. The Company provided $3.7 million for employee severance and related payments, $0.9 million related to the impairment of certain assets and $0.9 million for other exit costs. Offsetting these costs was a gain of $1.4 million related to the sale of a non-strategic European product line and a $0.8 million gain related to an insurance settlement.

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

      Our restructuring charges are summarized for 2002 as follows:

                                                                          AMI
            Restructuring provision (in millions):                       Doduco        Pulse         Total
                                                                         ------        -----         -----
            Balance accrued at December 28, 2001                         $ 0.6         $ 2.4         $ 3.0
            Accrued for the twelve months ended December 27, 2002          4.0          12.7          16.7
            Severance and other cash payments                             (2.4)         (5.6)         (8.0)
            Non-cash asset disposals                                       (.2)         (7.3)         (7.5)
                                                                         -----         -----         -----
            Balance accrued at December 27, 2002                         $ 2.0         $ 2.2         $ 4.2
                                                                         =====         =====         =====

                        Technitrol, Inc. and Subsidiaries

(13) Supplementary Information

The following amounts were charged directly to costs and expenses (in thousands):

                                                        2002      2001      2000
                                                     -------   -------   -------
                 Depreciation                        $18,137   $21,177   $18,548
                 Amortization of intangible assets     1,633     5,376     3,830
                 Advertising                             248       552       662
                 Repairs and maintenance               7,524     6,668    10,382
                 Bad debt expense                        899       697     1,063

            Cash payments made:
                 Income taxes                        $ 9,027   $11,736   $14,218
                 Interest                              3,318     5,470     3,530

Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items.

(14) Segment and Geographical Information

      We operate our business in two segments: the Electronic Components Segment, which operates under the name Pulse, and the Electrical Contact Products Segment, which operates under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS and AMI Doduco, respectively. Each segment is managed by a President who reports to our Chief Executive Officer.

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

                        Technitrol, Inc. and Subsidiaries

(14) Segment and Geographical Information, continued

Amounts are in thousands:

                                                                 2002         2001         2000
                                                            ---------    ---------    ---------
Net sales from continuing operations
     Pulse                                                  $ 204,570    $ 253,281    $ 438,770
     AMI Doduco                                               201,784      220,918      225,608
                                                            ---------    ---------    ---------
         Total                                              $ 406,354    $ 474,199    $ 664,378
                                                            =========    =========    =========
Operating profit(loss) before income taxes
     Pulse                                                  $   4,503    $   9,381    $ 110,892
     Pulse restructuring and other infrequent and unusual
       items                                                  (43,023)     (13,053)          --
     AMI Doduco                                                 2,717        6,300       12,517
     AMI Doduco restructuring and other infrequent and
       unusual items                                           (3,959)        (541)      (3,305)
                                                            ---------    ---------    ---------
         Total operating profit                               (39,762)       2,087      120,104
     Items not included in segment profit (1)                    (382)       3,282        2,810
                                                            ---------    ---------    ---------
     Earnings (loss) before income taxes and cumulative
       effect of accounting change                          $ (40,144)   $   5,687    $ 122,914
                                                            =========    =========    =========
Assets at end of year
     Pulse                                                  $ 195,407    $ 237,237    $ 229,560
     AMI Doduco                                               104,665      114,476      112,085
                                                            ---------    ---------    ---------
         Segment assets                                       300,072      351,713      341,645
     Assets not included in Segment assets (2)                247,316      173,307      179,126
                                                            ---------    ---------    ---------
         Total                                              $ 547,388    $ 525,020    $ 520,771
                                                            =========    =========    =========
Capital expenditures (3)
     Pulse                                                  $     681    $  10,302    $  23,323
     AMI Doduco                                                 5,074       10,204        8,379
                                                            ---------    ---------    ---------
         Total                                              $   5,755    $  20,506    $  31,702
                                                            =========    =========    =========
Depreciation and amortization
     Pulse                                                  $  12,501    $  17,183    $  14,129
     AMI Doduco                                                 7,269        9,370        8,249
                                                            ---------    ---------    ---------
         Total                                              $  19,770    $  26,553    $  22,378
                                                            =========    =========    =========

(1) Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Operations. We exclude these items when measuring segment operating profit.

(2) Cash and cash equivalents are the primary corporate assets. We exclude net deferred tax assets when measuring segment assets.

(3) During the past three years, we have acquired several companies. We have included acquired property, plant and equipment in these capital expenditure amounts.

                        Technitrol, Inc. and Subsidiaries

(14) Segment and Geographical Information, continued

      We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment's operating profit by the relevant estimated effective tax rate for the year. The allocated tax expense amounts for Pulse were, in thousands, $(13,395), $2,123, and $18,850 in 2002, 2001 and 2000,
respectively. For AMI Doduco, they were, in thousands,$1,050, $780 and $4,756 in 2002, 2001 and 2000, respectively.

      We sell our products to customers throughout the world. The following table summarizes our sales to customers in the United States and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country. Amounts are in thousands:

                                                2002          2001          2000
                                            --------      --------      --------
Sales to customers in:
United States                               $127,256      $166,237      $295,864
Europe, other than Germany                   105,877       126,736       130,611
Asia                                          86,841        80,691       109,784
Germany                                       54,871        70,792        76,279
North America, other than U.S.                28,445        25,163        46,664
Other                                          3,064         4,580         5,176
                                            --------      --------      --------
         Total                              $406,354      $474,199      $664,378
                                            ========      ========      ========

      The following table includes net property, plant and equipment located in the United States, Germany and China, where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of the relevant assets that have long useful lives. Amounts are in thousands:

                                                        2002      2001      2000
                                                     -------   -------   -------
Net property, plant and equipment located in:
United States                                        $16,308   $22,180   $23,896
China                                                 17,703    23,057    27,210
Germany                                               15,796    12,456    13,935
Europe, other than Germany                            10,576    12,793    10,477
Asia, other than China                                 2,020     9,191    14,220
Other                                                  2,458     3,375     2,660
                                                     -------   -------   -------
         Total                                       $64,861   $83,052   $92,398
                                                     =======   =======   =======

                        Technitrol, Inc. and Subsidiaries

(15) Quarterly Financial Data (Unaudited)

      Quarterly results of operations (unaudited) for 2002 and 2001 are summarized as follows (in thousands, except per share data):

                                                               Quarter Ended
                                                               -------------
                                            Mar. 29         June 28         Sept. 27        Dec. 27
                                           ---------       ---------       ---------       ---------
2002:
    Net sales                              $  93,420       $ 106,185       $ 103,626       $ 103,123
    Gross profit                              19,252          24,666          25,901          26,687
    Earnings (loss) before cumulative
       effect of accounting change            (7,542)        (41,479)          3,228           5,649
    Net earnings (loss)                      (20,899)        (29,045)          2,123           4,284
    Net earnings (loss) per share:
    Basic                                  $    (.63)      $    (.75)      $     .05       $     .11
    Diluted                                $     .63)      $    (.75)      $     .05       $     .11

                                            Mar. 30         June 29         Sept. 28        Dec. 28
                                           ---------       ---------       ---------       ---------
2001:
    Net sales                              $ 157,244       $ 112,835       $ 100,846       $ 103,274
    Gross profit                              50,377          24,771          22,153          17,217
    Earnings (loss) before cumulative
       effect of accounting change            22,861          (1,811)         (9,795)         (5,568)
    Net earnings (loss)                       17,994          (1,353)         (9,184)         (4,673)
    Net earnings (loss) per share:
    Basic                                  $     .55       $    (.04)      $    (.27)      $    (.14)
    Diluted                                $     .54       $    (.04)      $    (.27)      $    (.14)

      In the first quarter of 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. In the second quarter of 2002, we recorded a tradename impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse.

      Earnings per share amounts reflect stock splits through December 27, 2002. We also restated prior period amounts to reflect equity earnings in FRE investment.

(16) Equity Method Investment

      During the quarter ended September 27, 2002 our ownership in a cost basis method investment in FRE increased from approximately 19% to 29%. In accordance with generally accepted accounting principles, we adjusted 2001 to reflect the impact of a change in accounting for our ownership in this investment from the cost basis method to the equity method of accounting, as if the 19% investment was accounted for as an equity method investment since the initial investment. Our cumulative earnings recognized as of December 28, 2001 were $0.3 million. An additional $0.3 million of equity earnings were recorded for the year ended December 27, 2002. All prior period amounts have been adjusted to reflect this recognition of equity earnings as if it occurred at the time of the original investment in April 2001. This investment is reflected in the Other Assets caption on the Consolidated Balance Sheets.

                        Technitrol, Inc. and Subsidiaries

(17) Adoption of SFAS 142

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS
144. Amounts are in thousands, except per share amounts:

                                                           2002          2001            2000
                                                       --------       -------       ---------
Net earnings (loss) - as reported                      $(43,537)      $ 2,784       $  99,308
Adjustments:
     Amortization of goodwill                                --         4,638           2,698
     Cumulative effect of accounting change              15,763            --              --

     Income tax effect                                      (25)          (93)            (22)
                                                       --------       -------       ---------

           Net adjustments                               15,738         4,545           2,676
                                                       --------       -------       ---------

Net earnings (loss) - adjusted                         $(27,799)      $ 7,329       $ 101,984
                                                       ========       =======       =========

Basic net income (loss) per share - as reported        $  (1.17)      $  0.08       $    3.05
Basic net income (loss) per share - adjusted           $  (0.75)      $  0.22       $    3.14
Diluted net income (loss) per share - as reported      $  (1.17)      $  0.08       $    3.02
Diluted net income (loss) per share - adjusted         $  (0.75)      $  0.22       $    3.10

      In the first quarter of 2002, upon our transitional assessment, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco, as a cumulative effect of accounting change. During the quarter ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names, less a $12.8 million income tax benefit. The charge was included in line "restructuring and unusual and infrequent items" on the consolidated statement of operations. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization and updated financial forecasts for DSL mircofilters.

(18) Application of Statement No. 123, Accounting for Stock Based Compensation

      On October 21, 2002 we announced our plan to recognize compensation expense for all stock option awards granted beginning in the 2003 fiscal year, according to SFAS 123 as amended by SFAS 148. We intend to implement the prospective method approach per SFAS 148, whereby compensation expense will be recorded for all awards subsequent to adoption. On a proforma basis, if we applied SFAS 123 for all stock option awards granted in the fiscal year ended December 27, 2002, we would have recognized additional after-tax compensation expense of $.5 million, or approximately $.01 per share, for the full year.

      At December 27, 2002 we had approximately 367,000 options outstanding, representing less than 1% of the our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the period ended December 27, 2002 and all prior periods.

(19) Subsequent Event

      We filed a Form 8-K on January 9, 2003 regarding our completed acquisition of Eldor High Tech Wire Wound Components S.r.L. for $84.5 million in cash, plus related acquisition costs and expenses. Eldor is headquartered in Orsenigo, Italy with production operations in Istanbul and Izmir, Turkey. Annual sales in 2003 are estimated to be approximately $78 million. Eldor will form the nucleus of a new consumer division at Pulse.

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)

                                                                     Additions (Deductions)
                                                                     ---------------------
                                                           Charged to      Write-offs
                                               Opening      costs and             and          Ending
Description                                    Balance       expenses        payments         Balance
-----------                                    -------      ---------      ----------         -------
Year ended December 27, 2002:
Provisions for obsolete and slow-moving
    inventory                                  $23,517        $ 2,214        $(10,167)        $15,564
                                               =======        =======        ========         =======
Allowances for doubtful accounts               $ 2,560        $   899        $   (204)        $ 3,255
                                               =======        =======        ========         =======

Year ended December 28, 2001:
Provisions for obsolete and slow-moving
    inventory                                  $ 9,226        $20,295        $ (6,004)        $23,517
                                               =======        =======        ========         =======
Allowances for doubtful accounts               $ 1,908        $   697        $    (45)        $ 2,560
                                               =======        =======        ========         =======

Year ended December 29, 2000:
Provisions for obsolete and slow-moving
    inventory                                  $ 6,283        $ 8,129        $ (5,186)        $ 9,226
                                               =======        =======        ========         =======
Allowances for doubtful accounts               $   882        $ 1,063        $    (37)        $ 1,908
                                               =======        =======        ========         =======

                                 Exhibit Index

   2.1 Agreement and Plan of Merger, dated as of May 23, 2001, as amended as of July 6, 2001, by and among Pulse Engineering, Inc., Pulse Acquisition Corporation, Excelsus Technologies, Inc., and certain principal shareholders of Excelsus Technologies, Inc. that are signatories thereto (incorporated by reference to Exhibit 2 to our Form 8-K dated August 21, 2001).

   2.2 Share Purchase Agreement, dated as of January 9, 2003, by Pulse Electronics (Singapore) Pte. Ltd. and Forfin Holdings B.V. that are signatories thereto (incorporated by reference to Exhibit 2 to our Form 8-K dated January 10, 2003).

   3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A/A dated April 10, 1998).

   3.2 Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)(a) to our Form 10-Q for the quarter ended June 29, 2001).

   3.3 By-laws (incorporated by reference to Exhibit 3.3 to our Form 10-K for the year ended December 28, 2001).

   4.1 Rights Agreement, dated as of August 30, 1996, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 3 to our Registration Statement on Form 8-A dated October 24, 1996).

   4.2 Amendment No. 1 to the Rights Agreement, dated March 25, 1998, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to our Registration Statement on Form 8-A/A dated April 10, 1998).

   4.3 Amendment No. 2 to the Rights Agreement, dated June 15, 2000, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 5 to our Registration Statement on Form 8-A/A dated July 5, 2000).

   10.1 Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

   10.2 Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit C, to our Definitive Proxy on Schedule 14A dated March 28, 2001).

   10.3 Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

   10.4 Technitrol, Inc. Board of Directors Stock Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 1, 1998, File Number 333-55751).

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

   10.7 Incentive Compensation Plan of Technitrol, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

   10.8 Technitrol, Inc. Supplemental Retirement Plan, Amended and Restated January 1, 2002 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

   10.9 Agreement between Technitrol, Inc. and James M. Papada, III, dated July 1, 1999, as amended April 23, 2001, relating to the Technitrol, Inc. Supplemental Retirement Plan (incorporated by reference to
            Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

   10.10 Letter Agreement between Technitrol, Inc. and James M. Papada, III, dated April 16, 1999, as amended October 18, 2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

   10.11    Form of Indemnity Agreement (incorporated by reference to Exhibit
            10.11 to our Form 10-K for the year ended December 28, 2001).

   10.12 Amendment 1 to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of May 15, 2002.

   10.13 Amendment 2 to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of December 20, 2002.

   21.      Subsidiaries of Registrant

   23.      Consent of Certified Public Accountants

   99.1     Certification of Principal Executive Officer

   99.2     Certification of Principal Financial Officer

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.


By    /s/James M. Papada, III
      ------------------------------
      James M. Papada, III
      Chairman, President and CEO

Date  March 5, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/Stanley E. Basara             By    /s/Edward M. Mazze
      ---------------------------            ----------------------------------
      Stanley E. Basara                      Edward M. Mazze
      Director                               Director

Date  March 5, 2003                    Date  March 5, 2003


By    /s/John E. Burrows, Jr.          By    /s/ C. Mark Melliar-Smith
      ---------------------------            ----------------------------------
      John E. Burrows, Jr.                   C. Mark Melliar-Smith
      Director                               Director

Date  March 5, 2003                    Date  March 5, 2003


By    /s/Rajiv L. Gupta                By    /s/James M. Papada, III
      ---------------------------            ----------------------------------
      Rajiv L. Gupta                         James M. Papada, III
      Director                               Chairman, President and CEO
                                             (Principal Executive Officer)

Date  March 5, 2003                    Date  March 5, 2003


By    /s/David H. Hofmann              By    /s/Drew A. Moyer
---------------------------------            ----------------------------------
      David H. Hofmann                       Drew A. Moyer
      Director                               Vice President, Corporate
                                             Controller and Secretary
Date  March 5, 2003                          (Principal Financial and
                                             Accounting Officer)


By    /s/Graham Humes
---------------------------------
      Graham Humes                     Date  March 5, 2003
      Director

Date  March 5, 2003

                                  Certification

I, James M. Papada, III, certify that:

      1.    I have reviewed this Annual Report on Form 10-K of Technitrol;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Technitrol as of, and for the periods presented in this Annual Report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003                  /s/ James M. Papada, III
                                      ------------------------
                                      James M. Papada, III
                                      Chairman, President and CEO
                                      (Principal Executive Officer)

                                  Certification

I, Drew A. Moyer, certify that:

      1.    I have reviewed this Annual Report on Form 10-K of Technitrol;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Technitrol as of, and for the periods presented in this Annual Report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 5, 2003                     /s/ Drew A. Moyer
                                         -----------------
                                         Drew A. Moyer
                                         Vice President, Corporate Controller
                                           and Secretary
                                         (Principal Financial and Accounting
                                           Officer)