Form 10-Q
period 2003-03-28
TECHNITROL INC
filed 2003-05-01
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2003, or

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

      YES |X|  NO |_|

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act.)

      YES |X|  NO |_|

Common Stock - Shares Outstanding as of April 25, 2003: 40,177,392

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                           March 28,    December 27,
                          Assets                                2003            2002
                                                                ----            ----
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                             $ 131,207       $ 205,075
     Trade receivables, net                                   86,261          65,185
     Inventories                                              66,834          60,588
     Prepaid expenses and other current assets                21,972          13,878
                                                           ---------       ---------
           Total current assets                              306,272         344,726

Property, plant and equipment                                192,676         163,147
     Less accumulated depreciation                           103,792          98,286
                                                           ---------       ---------
           Net property, plant and equipment                  88,884          64,861
Deferred income taxes                                         11,281          11,743

Goodwill and other intangibles, net                          146,853         100,768
Other assets                                                  26,555          25,608
                                                           ---------       ---------
                                                           $ 579,846       $ 547,706
                                                           =========       =========

         Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt                $  11,126       $  10,667
     Accounts payable                                         41,754          28,791
     Accrued expenses                                         80,781          69,689
                                                           ---------       ---------
           Total current liabilities                         133,661         109,147

Long-term liabilities:
     Long-term debt, excluding current installments            5,921           5,681
     Other long-term liabilities                              11,783          10,501

Shareholders' equity:
     Common stock and additional paid-in capital             207,564         207,033
     Retained earnings                                       223,470         220,836
     Other                                                    (2,553)         (5,492)
                                                           ---------       ---------
           Total shareholders' equity                        428,481         422,377
                                                           ---------       ---------
                                                           $ 579,846       $ 547,706
                                                           =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                 (Unaudited)
                      In thousands, except per share data

                                                                                      Quarter Ended
                                                                              March 28,       March 29,
                                                                                   2003            2002
                                                                                   ----            ----
Net sales                                                                     $ 122,544       $  93,420
Costs and expenses:
     Cost of sales                                                               92,123          74,168
     Selling, general and administrative expenses                                23,734          23,479
     Restructuring and unusual and infrequent items                               3,893           2,658
                                                                              ---------       ---------

         Total costs and expenses applicable to sales                           119,750         100,305
                                                                              ---------       ---------
Operating profit (loss)                                                           2,794          (6,885)

Other (expense) income:
     Interest income (expense), net                                                (287)           (241)
     Equity method investment earnings                                              272              --
     Other                                                                          (40)           (416)
                                                                              ---------       ---------

         Total other income (expense)                                               (55)           (657)
                                                                              ---------       ---------

Earnings (loss) before taxes and cumulative effect of accounting change           2,739          (7,542)

Income taxes (benefit)                                                              105          (2,381)
                                                                              ---------       ---------
Net earnings (loss) before cumulative effect of accounting change                 2,634          (5,161)
Cumulative effect of accounting change, net of income taxes                          --         (15,738)
                                                                              ---------       ---------
Net earnings (loss)                                                           $   2,634       $ (20,899)
                                                                              =========       =========

Basic earnings (loss) per share before cumulative effect of accounting
    change                                                                    $    0.07       $   (0.15)
Cumulative effect of accounting change, net of income taxes                          --       $   (0.47)
                                                                              ---------       ---------
Basic earnings (loss) per share                                               $    0.07       $   (0.63)
                                                                              =========       =========

Diluted earnings (loss) per share before cumulative effect of accounting
    change                                                                    $    0.07       $   (0.15)
Cumulative effect of accounting change, net of income taxes                          --       $   (0.47)
                                                                              ---------       ---------
Diluted earnings (loss) per share                                             $    0.07       $   (0.63)
                                                                              =========       =========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                     Quarter Ended
                                                                               March 28,       March 29,
                                                                                    2003            2002
                                                                                    ----            ----
Cash flows from operating activities:
Net earnings (loss)                                                            $   2,634       $ (20,899)
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                                 5,628           5,329
     Tax benefit from employee stock compensation                                   (122)            406
     Amortization of stock incentive plan expense                                    466             204
     Restructuring and unusual and infrequent items, net of cash payments          3,100            (187)
     Cumulative effect of accounting change                                           --          15,738
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                             460           1,463
       Inventories                                                                 3,658           4,858
       Prepaid expenses and other current assets                                  (3,757)          1,836
       Accounts payable and accrued expenses                                       1,947           3,183
     Other, net                                                                   (2,325)         (3,680)
                                                                               ---------       ---------
         Net cash provided by operating activities                                11,689           8,251
                                                                               ---------       ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                          (81,926)             --
     Capital expenditures                                                         (1,716)         (1,366)
     Proceeds from sale of property, plant and equipment                             324              13
                                                                               ---------       ---------
         Net cash used in investing activities                                   (83,318)         (1,353)
                                                                               ---------       ---------
Cash flows from financing activities:
     Dividends paid                                                                   --          (1,137)
     Principal payments of long-term debt, net                                      (137)        (38,629)
     Sale of stock through employee stock purchase plan                              481             760
                                                                               ---------       ---------
         Net cash provided by (used in) financing activities                         344         (39,006)
                                                                               ---------       ---------
Net effect of exchange rate changes on cash                                       (2,583)           (129)
                                                                               ---------       ---------
Net decrease in cash and cash equivalents                                        (73,868)        (32,237)
Cash and cash equivalents at beginning of year                                   205,075         142,267
                                                                               ---------       ---------
Cash and cash equivalents at March 28, 2003 and
  March 29, 2002                                                               $ 131,207       $ 110,030
                                                                               =========       =========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                          Quarter Ended March 28, 2003

                                   (Unaudited)
                                  In thousands

                                                                                               Other
                                                                                     -----------------------
                                                                                                    Accumu-
                                              Common stock and                                   lated other
                                              paid-in capital                        Deferred      compre-       Compre-
                                           ---------------------       Retained       compen-      hensive       hensive
                                           Shares        Amount        earnings       sation        income       income
                                           ------        ------        --------       ------        ------       ------
Balance at December 27, 2002               40,130      $ 207,033       $220,836      $(1,177)      $(4,315)
Stock options, awards and related
    compensation                               11            163             --          178
Tax benefit of stock compensation              --           (122)            --           --
Stock issued under employee stock
    purchase plan                              36            490             --           --
Currency translation adjustments               --             --             --           --         2,761       $2,761
Net earnings                                   --             --          2,634           --            --       $2,634
                                                                                                                 ------
Comprehensive income                                                                                             $5,395
                                           ------      ---------       --------      -------       -------       ------
Balance at March 28, 2003                  40,177      $ 207,564       $223,470      $  (999)      $(1,554)
                                           ======      =========       ========      =======       =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)   Accounting Policies

      For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol's Form 10-K filed for the year ended December 27, 2002. We sometimes refer to Technitrol as "we" or "our".

      The results for the quarter ended March 28, 2003 and March 29, 2002, have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 28, 2003 are not necessarily indicative of annual results.

            New Accounting Pronouncements In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation is not expected to have a material effect on our revenue, operating results, financial position, or liquidity.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. We used the prospective method of adoption, which recognizes expense for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this standard did not have a material effect on our revenue, operating results, financial position or liquidity.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We were required to adopt the provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002. We have not issued any guarantees for performance of third parties since December 31, 2002. Accordingly, adoption of this interpretation did not have a material effect on our revenue, operating results, financial position or liquidity.

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's

                        Technitrol, Inc. and Subsidiaries

(1)   Accounting Policies, continued

commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We were required to adopt the provisions of SFAS 146 for all exit or disposal activities initiated after December 15, 2002.

            Reclassifications Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)   Acquisitions

      Eldor High Tech Wire Wound Components S.r.L.: In January 2003, we acquired all of the capital stock of Eldor High Tech Wire Wound Components S.r.L. (Eldor), headquartered in Orsenigo, Italy with production operations in Izmir and Istanbul, Turkey. Eldor produces flyback transformers and switch mode transformers for the European television market. The acquisition was accounted for by the purchase method of accounting. The preliminary purchase price was approximately $81.9 million net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $12.3 million. Based on the fair value of assets acquired, the preliminary allocation of the unadjusted purchase price included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradename and $15.8 million allocated to goodwill. These fair value allocations are subject to adjustment. All of the separately identifiable intangible assets will be amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradename. The purchase price was funded with cash on hand. At closing, Eldor has no funded debt. At the present time, we intend that the Eldor business will form the nucleus of a new consumer division in the Pulse segment and will be treated as a separate reporting unit for purposes of SFAS 142.

      Excelsus Technologies, Inc.: In August 2001, we acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The purchase price was approximately $83.3 million, net of $4.8 million of cash acquired. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the allocation of the purchase price included $40.0 million for trade names, $27.0 million for goodwill and $8.0 million for technology. The technology intangible is subject to amortization and is estimated to have a 5-year life. Included in the assets acquired was a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. We filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, we used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under its existing credit facility with a syndicate of commercial banks.

      During the quarter ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names before any tax benefit. The charge was included in the line "restructuring and unusual and infrequent items" on the consolidated statement of earnings. This charge was triggered by the combined effect of reorganizing Pulse into product-line based organization and updated financial forecasts for DSL microfilters. In addition, a purchase price allocation adjustment to record a deferred tax liability of $16.0 million associated with the trade name was recorded and goodwill in an equal amount was recognized. As required by FASB Statement No. 109, Accounting for Income Taxes, approximately $12.8 million of the additional deferred tax liability was recognized as a tax benefit in the consolidated statement of earnings for the three months ended June 28, 2002, concurrent with the trade name impairment.

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies such products for us under a

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27,2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method. We also have an option to purchase additional shares of common stock in FRE in the future. Also refer to Note 8 "Equity Method Investment".

(3)   Restructuring

      In the first quarter of 2003, we accrued $3.9 million for severance and related payments comprising $1.6 million for the termination of approximately 30 manufacturing and support personnel at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired from Engelhard-ECAL by a subsidiary of AMI Doduco and $0.6 million for severance and related payments for 19 manufacturing and 4 support personnel at Pulse, primarily in France and Mexico. The majority of these accruals is expected to be utilized by the end of the second quarter of 2003.

      In the first quarter of 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. These accruals were primarily related to Pulse. The vast majority of these accruals were utilized by the end of the first quarter in 2002.

      Our restructuring charges are summarized on a year-to-date basis for 2003 as follows:

                                                                AMI
      Restructuring provision (in millions):                   Doduco     Pulse       Total
      -----------------------                                  ------     -----       -----
      Balance accrued at December 27, 2002                      $2.0       $2.2       $4.2

      Accrued during the three months ended March 28, 2003       3.3        0.6        3.9
      Severance and other cash payments                         (0.5)      (0.2)      (0.7)
      Non-cash asset disposals                                  (0.1)      (0.0)      (0.1)
                                                                ----       ----       ----

      Balance accrued at March 28, 2003                         $4.7       $2.6       $7.3
                                                                ====       ====       ====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                                  March 28,      December 27,
                                                       2003              2002
                                                       ----              ----
                 Finished goods                     $22,627           $21,446
                 Work in process                     14,343            12,390
                 Raw materials and supplies          29,864            26,752
                                                    -------           -------
                                                    $66,834           $60,588
                                                    =======           =======

      The increase in inventory was primarily related to the Eldor acquisition.

                        Technitrol, Inc. and Subsidiaries

(5)   Derivatives and Other Financial Instruments

      We utilize derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At March 28, 2003, we had two foreign exchange forward contracts outstanding to sell forward approximately 76.4 million euros in the aggregate, in order to hedge intercompany loans. The terms of these contracts were approximately 30 days. We had no other financial derivative instruments at March 28, 2003. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 163,000 and 319,000 as of March 28, 2003 and March 29, 2002, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 136,000 for the three months ended March 28, 2003. There were 340,000 stock options outstanding for the three months ended March 29, 2002. As the three month period ended March 29, 2002 resulted in a net loss, common share equivalents are anti-dilutive, and therefore excluded from the earnings per share calculation. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                                   Quarter Ended
                                                             March 28,       March 29,
                                                                  2003            2002
                                                                  ----            ----
Net earnings (loss)                                         $    2,634      $  (20,899)
     Basic earnings (loss) per share:
         Shares                                                 39,991          33,361
         Per share amount, before change in accounting
            principle                                       $     0.07      $    (0.15)
     Change in accounting principle                                 --           (0.47)
                                                            ----------      ----------
     Per share amount                                       $     0.07      $     0.63)
                                                            ==========      ==========

     Diluted earnings (loss) per share:
         Shares                                                 40,134          33,680
         Per share amount, before change in accounting
            principle                                       $     0.07      $    (0.15)
         Change in accounting principle                             --           (0.47)
                                                            ----------      ----------
         Per share amount                                   $     0.07      $    (0.63)
                                                            ==========      ==========

                        Technitrol, Inc. and Subsidiaries

(7)   Business Segment Information

      For the quarters ended March 28, 2003 and March 29, 2002 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 27, 2002 to March 28, 2003, except for those related to the acquisition of Eldor by Pulse. In addition, the basis for determining segment financial information has not changed from 2002. Specific segment data are as follows:

                                                                  Quarter Ended
                                                             March 28,      March 29,
Net sales:                                                        2003           2002
                                                                  ----           ----
     Pulse                                                   $  67,880       $ 45,111
     AMI Doduco                                                 54,664         48,309
                                                             ---------       --------
         Total                                               $ 122,544       $ 93,420
                                                             =========       ========
Earnings (loss) before income taxes:
     Pulse                                                       5,556       $ (6,369)
     AMI Doduco                                                 (2,762)          (516)
                                                             ---------       --------
         Operating profit                                        2,794         (6,885)
     Other income expense, net                                     (55)          (657)
                                                             ---------       --------
     Earnings (loss) before income taxes and cumulative
       effect of accounting change                           $   2,739       $ (7,542)
                                                             =========       ========

(8)   Equity Method Investment

      During the quarter ended September 27, 2002, our minority ownership in FRE increased from approximately 19% to 29%. In accordance with generally accepted accounting principles, we have adjusted presentations in all relevant prior periods to reflect the impact of a change in accounting for our ownership in this investment from the cost basis method to the equity method of accounting as if the 19% investment was accounted for as an equity method investment since the initial investment. All prior period amounts have been adjusted to reflect this recognition of equity earnings as if it occurred at the time of the original investment in April 2001. This investment is reflected in the Other assets caption on the Consolidated Balance Sheets.

(9)   Accounting for Stock Based Compensation

      We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense is recorded for all awards subsequent to adoption.

      As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option and employee purchase plans prior to fiscal 2003.

                        Technitrol, Inc. and Subsidiaries

(9)   Accounting for Stock Based Compensation, continued

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows, (amounts are in thousands, except per share amounts):

                                                                         Quarter Ended
                                                                   March 28,       March 29,
                                                                        2003            2002
                                                                        ----            ----
Net income (loss), as reported                                    $    2,634       $  (20,899)
Add: Stock-based compensation expense included
  in reported net income (loss), net of taxes                            466              204
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes            (466)            (368)
                                                                  ----------       ----------
Net income (loss) adjusted                                        $    2,634       $  (21,063)
Basic net income (loss) per share - as reported                   $     0.07       $    (0.63)
Basic net income (loss) per share - adjusted                      $     0.07       $    (0.63)
Diluted net income (loss) per share - as reported                 $     0.07       $    (0.63)
Diluted net income (loss) per share - adjusted                    $     0.07       $    (0.63)

      At March 28, 2003, we had approximately 340,000 options outstanding, representing less than 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the period ended March 28, 2003 and March 29, 2002, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 21 through 26.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our annual report on Form 10-K for the period ended December 27, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory provisions, impairment of goodwill and other intangibles, restructuring expense and acquisition related restructuring costs, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Provisions. Inventory purchases and commitments are based upon future demand forecasts estimated by taking into account actual purchases of our products over the recent past and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. If we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.

      Impairment of Goodwill and Other Intangibles. We will assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our recent restructuring activities, which related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we incur those costs, and all of the requirements for accrual are met in accordance with the applicable guidance. Restructuring costs are recorded based upon our best estimates at the time of accrual, such as estimated residual asset values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

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

      General. We experienced consistent growth in net sales from fiscal 1991 through fiscal 2000. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. During this time period, the growth in our consolidated net sales has been due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse have experienced a severe global contraction. We believe that in 2002, many of the markets Pulse serves began to stabilize in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment has been and remains deflationary for Pulse's products. We believe that a broad-based market rebound in terms of pricing power will be erratic and gradual probably lasting several years. In markets where unit demand has begun to recover, downward pressure on selling prices has kept total revenue from growing proportionately with unit growth.

      Demand slowed at AMI Doduco as we entered 2002, mirroring the prevailing economic conditions in North America and Europe. However, during 2002 AMI Doduco experienced increases in design and quoting activities for component subassemblies in Europe. This included component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls and medical equipment. AMI Doduco continued cost reduction actions including work force adjustments and plant consolidations in line with demand around the world

      In 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. We also recorded a trade name impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past 18 months, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, compared to Pulse, with less variation in the prices of product sold. Therefore, changes in prices have not historically had a material impact on AMI Doduco revenue. Accordingly, a significant portion of the sales growth and contraction at AMI Doduco is attributable to changes in unit volume.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years, which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include Excelsus, and the consumer electronics business of Eldor Corporation. Excelsus was acquired in August 2001 for approximately $83.3 million, net of cash acquired. Excelsus was based in Carlsbad, California and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $84.5 million. Eldor is headquartered in Orsenigo, Italy with production operations in Istanbul and Izmir, Turkey. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry.

      Similarly, AMI Doduco has made a number of acquisitions over the years. In January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products.

      Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically, we have not separately tracked the net sales of an acquisition after the date of the transaction.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower non-residential construction spending, and reduced capital spending. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to reduce its capacity as quickly as Pulse in response to declining market demand, although continuing actions are being taken to align AMI Doduco's capacity with current market demand. In response to the decline in demand and deflationary environment for our products, we implemented a series of cost reduction initiatives and programs, summarized as follows:

      In the first quarter of 2003, we accrued $3.9 million for severance and related payments comprised of $1.6 million for the termination of approximately 30 manufacturing and support personnel at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired by a subsidiary of AMI Doduco from Engelhard-ECLAL and $0.6 million for severance and related payments for 19 manufacturing and 4 support personnel at Pulse, primarily in France and Mexico. The majority of these accruals is expected to be utilized by the end of the second quarter of 2003.

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

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are matched to revenue and unit demand and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past two years such as plant closures, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment and the relocation of capacity to factories in lower cost countries, primarily the PRC. If incoming orders increase substantially, additional hiring may be necessary to expand capacity. However, we do not anticipate requiring additional capacity in the foreseeable future.

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. At December 27, 2002, we had operations in 9 countries and we have significant net sales in currencies other than the U.S. dollar. For the year ended December 27, 2002, 68.7% of our net sales were outside of the U.S. For the year ended December 28, 2001, 64.9% of our net sales were to customers outside of the U.S. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is less than it is at AMI Doduco, although this is expected to change as Eldor sells to its customers primarily in euros. As a result of this and other factors, prior to the acquisition of Eldor, Pulse used the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. For the acquired Eldor operations, Pulse uses the euro as its functional currency. The use of different functional currencies creates different financial effects. AMI Doduco's euro-denominated sales and earnings may result in higher or lower dollar sales upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Eldor and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. At Pulse, we may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales are denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations. The impact of exchange rate differences on AMI Doduco's European sales will be partially offset by the impact on our expenses and bank borrowings in Europe, all of which are also denominated in euros. Despite Pulse's significant presence in Asia, the vast majority of our revenues from customers in Asia are denominated in U.S. dollars. As a consequence, Pulse has less exposure to financial results in U.S. consolidation than AMI Doduco's sales and profit fluctuations caused by currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of March 28, 2003, we had two foreign currency forward contracts outstanding to sell forward approximately 76.4 million of euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

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

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as Germany and the income earned in low-tax jurisdictions, particularly in Turkey and Asia. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable offshore tax treatments. However, we may not be able to realize similar benefits in the future. Developing countries and, in particular, the People's Republic of China, may change their tax policies at any time.

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

Results of Operations

      Three months ended March 28, 2003 compared to the three months ended March 29, 2002

      Net Sales. Net sales for the three months ended March 28, 2003 increased $29.1 million, or 31.2%, to $122.5 million from $93.4 million in the three months ended March 29, 2002. Our sales increase from the comparable period last year was attributable primarily to the increases from the Eldor acquisition, offset by continuing effects of the global downturn in markets served by Pulse, and to a lesser extent, AMI Doduco, that began late in 2000. Factors contributing to the reduction in revenues included declining capital expenditures by end-users, shortened lead times and consignment-type arrangements making large inventory positions unnecessary and deflationary pricing pressures, particularly in the electronics supply chain.

      Pulse's net sales increased $22.8 million, or 50.5%, to $67.9 million for the three months ended March 28, 2003 from $45.1 million in the three months ended March 29, 2002. Some increase was experienced in Pulse's networking, consumer telecommunications and power conversion markets on a worldwide basis. However, most of the increase is attributable to sales derived from our acquisition of Eldor since the date of acquisition in January 2003.

      AMI Doduco's net sales increased $6.4 million, or 13.2%, to $54.7 million for the three months ended March 28, 2003 from $48.3 million in the three months ended March 29, 2002. Sales in the 2003 period reflect weak North American and European markets more than offset by an increase in the average euro-to-U.S. dollar exchange rate. Weak net sales resulted from lower manufacturing activity primarily related to weak demand in the commercial and industrial machinery, telecommunications and appliance end markets. On the other hand, demand for automotive and high voltage components, particularly in Europe, remained strong.

      Cost of Sales. Our cost of sales increased $18.0 million, or 24.2%, to $92.1 million for the three months ended March 28, 2003 from $74.2 million for the three months ended March 29, 2002. Our consolidated gross margin for the three months ended March 28, 2003 was 24.8% compared to 20.6% for the three months ended March 29, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o the gross margin on Eldor sales, which is higher than the average gross margin on AMI Doduco sales and sales of some of Pulse's legacy products,

      o a mix of net sales weighted more heavily by Pulse on a relative basis, as Pulse's gross profit as a percentage of sales is typically higher than that of AMI Doduco, and

      o     better capacity utilization at Pulse in 2003 than in 2002.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 28, 2003 increased $0.2 million, or 1%, to $23.7 million, or 19.4% of net sales, from $23.5 million, or 25.1% net of sales for the three months ended March 29, 2002. Increased spending as a result of the Eldor acquisition was more than offset by restructuring actions that we took over the last year to reduce costs and tighten spending controls.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 28, 2003 and March 29, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                            2003               2002
                                            ----               ----

      Pulse                                $3,357             $3,837
      Percentage of segment sales             4.9%               8.5%

      AMI Doduco                            1,049             $  989
      Percentage of segment sales             1.9%               2.0%

      Although some consolidation of RD&E, particularly design action, has occurred through restructuring activities at Pulse, we have minimized spending cuts in the RD&E area as we believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2002 and into 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor.

      Interest. Net interest expense was $0.3 million for the three months ended March 28, 2003 compared to net interest expense of $0.2 million for the three months ended March 29, 2002. Although the balance of invested cash increased in 2003 over the comparable period in 2002 by $21.2 million, a lower interest income yield resulted in higher net interest expense. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2002.

      Our credit facility, which we entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. At March 28, 2003, we had no borrowings under this facility. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

      Income Taxes. The effective income tax rate for the three months ended March 28, 2003 was 3.8% compared to 31.6%, before a change in accounting principle, in the form of a benefit for the three months ended March 29, 2002. The lower tax rate in 2003 resulted from a higher proportion of income being attributable to low-tax jurisdictions, particularly China and Izmir, Turkey, combined with significant expenses of AMI Doduco in high-tax jurisdictions.

Liquidity and Capital Resources

      Working capital as of March 28, 2003 was $172.6 million compared to $235.6 million as of December 27, 2002. This decrease was primarily due to the cash purchase of the Eldor business in January 2003, which reduced invested cash as of March 28, 2003. Cash and cash equivalents, which is included in working capital, decreased from $205.1 million as of December 27, 2002 to $131.2 million as of March 28, 2003.

      Net cash provided by operating activities was $11.7 million for the three months ended March 28, 2003 and $8.3 million in the comparable period of 2002, an increase of $3.4 million. This increase is primarily attributable to the higher net earnings increase during the three months ended March 28, 2003, partially offset by increased working capital requirements related to increased unit volumes.

      Capital expenditures were $1.7 million during the three months ended March 28, 2003 and $1.4 million in the comparable period of 2002. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $81.9 million cash for acquisitions in the three months ended March 28, 2003 and none for the comparable period in 2002. The 2003 spending was comprised of the acquisition of Eldor. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may also exercise our option to expand our investment in FRE during 2003.

      We paid dividends of $1.1 million in the three months ended March 29, 2002. After paying a dividend on January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      As of March 28, 2003, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand, and again in March 2003 to a maximum of $125.0 million. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the three months ended March 29, 2002. As of March 28, 2003 the amended facility consists of:

      o an aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $125.0 million, including individual sub-limits of:

            - a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

            - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

The amounts outstanding under the credit facility in total may not exceed $125.0 million. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization, (EBITDA) on a rolling twelve-month basis as of the most recent quarter-end. We have no amounts outstanding under the facility as of March 28, 2003.

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

      We also have obligations outstanding under two unsecured term loan agreements. The first is with Baden-Wurttembergische Bank for borrowing under two loans, each in the amount of approximately 5.1 million euros, both due in June 2003. The second is with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros, and is due in August 2009.

      We had three standby letters of credit outstanding at March 28, 2003 in the aggregate amount of $0.8 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at March 28, 2003 of approximately $41.1.million due under precious metal consignment-type leases.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

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

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003 whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation is not expected to have a material effect on our revenue, operating results, financial position, or liquidity.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. We used the prospective method of adoption, which recognizes expense for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this standard did not have a material effect on our revenue, operating results financial position or liquidity.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We were required to adopt the provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002. We have not issued any guarantees for performance of third parties since December 31, 2002. Accordingly, adoption of this interpretation did not have a material effect on our revenue, operating results, financial position or liquidity.

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We were required to adopt the provisions of SFAS for all exit or disposal activities initiated after December 15, 2002.

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

Public Health Epidemics such as Severe Acute Respiratory Syndrome May Disrupt Operations in Affected Regions and Affect Operating Results.

      Pulse maintains extensive manufacturing operations in the PRC, as do many of our customers and suppliers. A sustained interruption of our manufacturing operation, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome, could have a material adverse effect on our business and results of operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 27, 2002.

Item 4: Controls and Procedures

      Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and subject to the limitations of the immediately following paragraph, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be included in our periodic SEC filings.

      Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "reportable conditions," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. In addition, our evaluation of the impact on our controls and procedures of our recent acquisition of the Eldor consumer business is still in process.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

Item 1      Legal Proceedings                                              None

Item 2      Changes in Securities and Use of Proceeds                      None

Item 3      Defaults Upon Senior Securities                                None

Item 4      Submission of Matters to a Vote of Security Holders            None

Item 5      Other Information                                              None

Item 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        The Exhibit Index is on page 29

            (b)   Reports On Form 8-K                                      None

                        We filed a current report on Form 8-K dated January 10,
                  2003. This report pertains to our acquisition of Eldor High Tech Wire Wound Components S.r.L., pursuant to the Share Purchase Agreement entered into on January 9, 2003.

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

10.11 Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12 Amendment 1 to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of May 15, 2002 (incorporated by reference to Exhibit 10.12 to our Form 10-K for the year ended December 27, 2002).

10.13 Amendment 2 to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of December 20, 2002 (incorporated by reference to Exhibit
         10.13 to our Form 10-K for the year ended December 27, 2002).

10.14 Letter modification to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of March 6, 2003

99.1     Certification of Principal Executive Officer

99.2     Certification of Principal Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Technitrol, Inc.
                              --------------------------------------------------
                                                 (Registrant)


       May 1, 2003            /s/ Drew A. Moyer
------------------------      --------------------------------------------------
          (Date)              Drew A. Moyer
                              Vice President, Corporate Controller and Secretary
                              (duly authorized officer, principal financial and
                              accounting officer)

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


Date: May 1, 2003                           /s/ James M. Papada, III
      -----------                           ---------------------------
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


Date: May 1, 2003             /s/ Drew A. Moyer
      -----------             -----------------
                              Drew A. Moyer
                              Vice President, Corporate Controller and Secretary