Form 10-Q
period 2003-06-27
TECHNITROL INC
filed 2003-07-30
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2003, or

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

      YES |X| NO |_|

Common Stock - Shares Outstanding as of July 25, 2003: 40,182,632

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                            June 27,      December 27,
                           Assets                              2003              2002
                                                               ----              ----
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                            $ 115,830         $ 205,075
     Trade receivables, net                                  91,866            65,185
     Inventories                                             66,010            60,588
     Prepaid expenses and other current assets               18,182            13,878
                                                          ---------         ---------
           Total current assets                             291,888           344,726

Property, plant and equipment                               200,163           163,147
     Less accumulated depreciation                          109,442            98,286
                                                          ---------         ---------
           Net property, plant and equipment                 90,721            64,861
Deferred income taxes                                        10,518            11,743
Goodwill and other intangibles, net                         150,920           100,768
Other assets                                                 25,035            25,608
                                                          ---------         ---------
                                                          $ 569,082         $ 547,706
                                                          =========         =========

          Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt               $      83         $  10,667
     Accounts payable                                        39,172            28,791
     Accrued expenses                                        72,552            69,689
                                                          ---------         ---------
           Total current liabilities                        111,807           109,147

Long-term liabilities:
     Long-term debt, excluding current installments           6,203             5,681
     Other long-term liabilities                             12,744            10,501

Shareholders' equity:
     Common stock and additional paid-in capital            207,730           207,033
     Retained earnings                                      229,490           220,836
     Other                                                    1,108            (5,492)
                                                          ---------         ---------
           Total shareholders' equity                       438,328           422,377
                                                          ---------         ---------
                                                          $ 569,082         $ 547,706
                                                          =========         =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                      In thousands, except per share data

                                                               Three Months Ended                Six Months Ended
                                                            June 27,        June 28,        June 27,        June 28,
                                                                2003            2002            2003            2002
                                                                ----            ----            ----            ----
Net sales                                                  $ 125,706       $ 106,185       $ 248,250       $ 199,605
Costs and expenses:
     Cost of sales                                            92,888          81,519         185,011         155,687
     Selling, general and administrative expenses             24,558          22,372          48,292          45,851
     Restructuring and unusual and infrequent items              505          43,098           4,398          45,756
                                                           ---------       ---------       ---------       ---------

         Total costs and expenses applicable to sales        117,951         146,989         237,701         247,294
                                                           ---------       ---------       ---------       ---------
Operating profit (loss)                                        7,755         (40,804)         10,549         (47,689)

Other (expense) income:
     Interest expense, net                                      (257)           (133)           (544)           (374)
     Equity method investment earnings                           233              --             505              --
     Other                                                      (445)           (542)           (485)           (958)
                                                           ---------       ---------       ---------       ---------

         Total other expense                                    (469)           (675)           (524)         (1,332)
                                                           ---------       ---------       ---------       ---------

Earnings (loss) before taxes and cumulative effect of
    accounting change                                          7,286         (41,479)         10,025         (49,021)

Income taxes (benefit)                                         1,266         (12,434)          1,371         (14,815)
                                                           ---------       ---------       ---------       ---------
Net earnings (loss) before cumulative effect of
    accounting change                                          6,020         (29,045)          8,654         (34,206)

Cumulative effect of accounting change, net of
    income taxes                                                  --              --              --         (15,738)
                                                           ---------       ---------       ---------       ---------
Net earnings (loss)                                        $   6,020       $ (29,045)      $   8,654       $ (49,944)
                                                           =========       =========       =========       =========

Basic earnings (loss) per share before cumulative
    effect of accounting change                            $    0.15       $   (0.75)      $    0.22       $   (0.95)

Cumulative effect of accounting change, net of
    income taxes                                                  --              --              --           (0.44)
                                                           ---------       ---------       ---------       ---------
Basic earnings (loss) per share                            $    0.15       $   (0.75)      $    0.22       $   (1.39)
                                                           =========       =========       =========       =========

Diluted earnings (loss) per share before cumulative
    effect of accounting change                            $    0.15       $   (0.75)      $    0.22       $   (0.95)
Cumulative effect of accounting change, net of
    income taxes                                                  --              --              --           (0.44)
                                                           ---------       ---------       ---------       ---------
Diluted earnings (loss) per share                          $    0.15       $   (0.75)      $    0.22       $   (1.39)
                                                           =========       =========       =========       =========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                     Six Months Ended
                                                                                June 27,        June 28,
                                                                                    2003            2002
                                                                                    ----            ----
Cash flows from operating activities:
Net earnings (loss)                                                            $   8,654       $ (49,944)
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                                11,793          10,543
     Tax benefit from employee stock compensation                                    123             406
     Amortization of stock incentive plan expense                                  1,011             746
     Restructuring and unusual and infrequent items, net of cash payments            600           2,915
     Cumulative effect of accounting change, net of income taxes                      --          15,738
     Loss on disposal of assets                                                      697           6,452
     Trade name write off, net of tax effect                                          --          19,260
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                              96          (5,108)
       Inventories                                                                 6,212           4,736
       Prepaid expenses and other current assets                                  (3,732)          4,799
       Accounts payable and accrued expenses                                      (5,548)         (2,495)
     Other, net                                                                   (5,720)         (5,848)
                                                                               ---------       ---------
         Net cash provided by operating activities                                14,186           2,200
                                                                               ---------       ---------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                          (81,926)             --
     Capital expenditures                                                         (3,499)         (2,571)
     Proceeds from sale of property, plant and equipment                             347              31
                                                                               ---------       ---------
         Net cash used in investing activities                                   (85,078)         (2,540)
                                                                               ---------       ---------
Cash flows from financing activities:
     Dividends paid                                                                   --          (1,137)
     Principal payments of long-term debt                                        (11,794)        (75,073)
     Sale of stock through employee stock purchase plan                              481             759
     Net proceeds from follow-on offering                                             --         134,700
                                                                               ---------       ---------
         Net cash (used in) provided by financing activities                     (11,313)         59,249
                                                                               ---------       ---------
Net effect of exchange rate changes on cash                                       (7,040)         (2,435)
                                                                               ---------       ---------
Net (decrease) increase in cash and cash equivalents                             (89,245)         56,474

Cash and cash equivalents at beginning of year                                   205,075         142,267
                                                                               ---------       ---------
Cash and cash equivalents at June 27, 2003 and
  June 28, 2002                                                                $ 115,830       $ 198,741
                                                                               =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                         Six Months Ended June 27, 2003

                                   (Unaudited)
                                  In thousands

                                                                                               Other
                                                                                    ----------------------------
                                             Common stock and                                       Accumulated
                                              paid-in capital                                          other
                                          ---------------------        Retained       Deferred     comprehensive     Comprehensive
                                           Shares       Amount         earnings     compensation      income             income
                                           ------       ------         --------     ------------   -------------     -------------
Balance at December 27, 2002              40,130      $ 207,033       $ 220,836      $  (1,177)      $  (4,315)
Stock options, awards and related
    compensation                              16            330              --            433              --
Tax effect of stock compensation              --           (123)             --             --              --
Stock issued under employee stock
    purchase plan                             36            490              --             --              --
Currency translation adjustments              --             --              --             --           6,167          $   6,167
Net earnings                                  --             --           8,654             --              --              8,654
                                                                                                                        ---------
Comprehensive income                                                                                                    $  14,821
                                          ------      ---------       ---------      ---------       ---------          =========
Balance at June 27, 2003                  40,182      $ 207,730       $ 229,490      $    (744)      $   1,852
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

      The results for the three months and six months ended June 27, 2003 and June 28, 2002 respectively, have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 27, 2003 are not necessarily indicative of annual results.

      New Accounting Pronouncements In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation has not had a material effect on our revenue, operating results, financial position, or liquidity.

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

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's

                        Technitrol, Inc. and Subsidiaries

(1)   Accounting Policies, continued

commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We were required to adopt the provisions of SFAS 146 for all exit or disposal activities initiated after December 15, 2002. These activities, which we refer to as restructuring and unusual and infrequent items, did have a material impact on our operating results in 2003. Although the underlying activities were material, the impact in changing from EITF 94-3 to SFAS 146 was not significant.

(2)   Acquisitions

      Eldor High Tech Wire Wound Components S.r.L.: In January 2003, we acquired all of the capital stock of Eldor High Tech Wire Wound Components S.r.L. (Eldor), headquartered in Orsenigo, Italy with production operations in Izmir and Istanbul, Turkey. Eldor produces flyback transformers and switch mode transformers for the European television market. The acquisition was accounted for by the purchase method of accounting. The adjusted preliminary purchase price was approximately $83.8 million net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $12.3 million. Based on the fair value of assets acquired, the preliminary allocation of the unadjusted purchase price included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradename and $17.7 million allocated to goodwill. These fair value allocations are preliminary, and are subject to adjustment. All of the separately identifiable intangible assets will be amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradename. The purchase price was funded with cash on hand. Eldor has formed the nucleus of a new consumer division in the Pulse segment and will be treated as a separate reporting unit for purposes of SFAS 142.

      Excelsus Technologies, Inc.: In August 2001, we acquired all of the capital stock of Excelsus Technologies, Inc. ("Excelsus") based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The purchase price was approximately $85.9 million, net of $4.8 million of cash acquired. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the allocation of the purchase price included $40.0 million for trade names, $27.0 million for goodwill and $8.0 million for technology. The technology intangible is subject to amortization and is estimated to have a 5-year life. In order to fund the purchase price, we used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under our existing credit facility with a syndicate of commercial banks.

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies such products for us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million which is accounted for under the equity accounting method. We also have an option to purchase additional shares of common stock in FRE in the future and we expect to make an additional investment during fiscal 2003. See discussion in "Liquidity and Capital Resources" section of this report. Also refer to Note 8 "Equity Method Investment".

                        Technitrol, Inc. and Subsidiaries

(3)   Restructuring

      In the three months ended June 27, 2003, we accrued $0.5 million for severance and related payments comprising $0.2 million for the elimination of manufacturing and positions at AMI Doduco, and $0.3 million for severance and related payments at Pulse facilities in France and the United Kingdom. The majority of these accruals is expected to be utilized by the end of the third quarter in 2003.

      In the three months ended March 28, 2003, we accrued $3.9 million for severance and related payments comprising $1.7 million for the elimination of manufacturing and support positions at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired from Engelhard-ECAL by a subsidiary of AMI Doduco and $0.6 million for the elimination of manufacturing and support positions at Pulse, primarily in France and Mexico. The majority of these accruals were utilized by the end of the second quarter of 2003.

      In the three months ended June 28, 2002, we accrued $11.0 million in total for the shutdown of our Philippines manufacturing facility, severance and related payments, asset impairments and plant consolidations. The $11.0 million charge included $3.8 million for the Philippines shutdown of which $1.4 million represented severance and related payments and $2.4 million was recorded for asset writedowns. Pulse accrued an additional $1.0 million for severance and related payments for approximately 67 personnel on a worldwide basis and $4.1 million for asset impairments primarily involved in Asian manufacturing. AMI Doduco accrued $2.1 million of restructuring and unusual and infrequent items in the second quarter of 2002. This comprised approximately $1.0 million for severance and related payments for approximately 45 people in Europe and $1.1 million for asset impairments, writedowns and relocations in Europe.

      During the three months ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names before any tax benefit. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization, and updated financial forecasts for DSL microfilters.

      In the three month ended March 29, 2002, we accrued $1.8 million for severance and related payments, related to the termination of approximately 400 manufacturing personnel and approximately 75 support personnel. An additional accrual of $0.8 million was provided for asset disposals. These accruals were primarily related to Pulse. The vast majority of these accruals were utilized by the end of the first quarter in 2002.

      Our restructuring charges are summarized on a year-to-date basis for 2003 as follows:

                                                             AMI
      Restructuring provision (in millions):                Doduco     Pulse      Total
      -----------------------                               ------     -----      -----
      Balance accrued at December 27, 2002                   $2.0       $2.2       $4.2
      Accrued during the six months ended June 27, 2003       3.4        1.0        4.4
      Severance and other cash payments                      (2.8)      (1.0)      (3.8)
      Non-cash asset disposals                                 --       (0.5)      (0.5)
                                                             ----       ----       ----
      Balance accrued at June 27, 2003                       $ .6       $1.7       $4.3
                                                             ====       ====       ====

                        Technitrol, Inc. and Subsidiaries

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                                      June 27,     December 27,
                                                         2003             2002
                                                         ----             ----
                Finished goods                        $23,430          $21,446
                Work in process                        13,839           12,390
                Raw materials and supplies             28,741           26,752
                                                      -------          -------
                                                      $66,010          $60,588
                                                      =======          =======

(5)   Derivatives and Other Financial Instruments

      We utilize derivative financial instruments, primarily forward exchange contracts and currency options, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At June 27, 2003, we had 2 foreign exchange forward contracts outstanding to sell forward approximately 79.9 million euros in the aggregate, in order to hedge intercompany loans. The terms of these contracts were approximately 30 days. We had no other financial derivative instruments at June 27, 2003. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 141,000 and 311,000 as of June 27, 2003 and June 28, 2002, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 96,000 for the six months ended June 27, 2003. There were 24,000 common share equivalents outstanding for the six months ended June 28, 2002. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                                    Three Months Ended             Six Months Ended
                                                                   June 27,       June 28,        June 27,       June 28,
                                                                       2003           2002            2003           2002
                                                                       ----           ----            ----           ----
Net earnings (loss)                                              $    6,020     $  (29,045)     $    8,654     $  (49,944)
  Basic earnings (loss) per share:
     Shares                                                          40,062         38,718          40,026         36,021
     Per share amount, before change in accounting principle     $      .15     $     (.75)     $      .22     $     (.95)
     Change in accounting principle                                      --             --              --           (.44)
                                                                 ----------     ----------      ----------     ----------
     Per share amount                                            $      .15     $     (.75)     $      .22     $    (1.39)
                                                                 ==========     ==========      ==========     ==========

  Diluted earnings (loss) per share:
     Shares                                                          40,160         38,984          40,147         36,332
     Per share amount, before change in accounting principle     $      .15     $     (.75)     $      .22     $     (.95)
     Change in accounting principle                                      --             --              --           (.44)
                                                                 ----------     ----------      ----------     ----------
     Per share amount                                            $      .15     $     (.75)     $      .22     $    (1.39)
                                                                 ==========     ==========      ==========     ==========

                        Technitrol, Inc. and Subsidiaries

(7)   Business Segment Information

      For the three months ended June 27, 2003 and June 28, 2002, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 27, 2002 to June 27, 2003, except for those related to the acquisition of Eldor by Pulse. In addition, the basis for determining segment financial information has not changed from 2002. Specific segment data are as follows:

                                                Three Months Ended             Six Months Ended
                                              June 27,       June 28,       June 27,       June 28,
Net sales:                                        2003           2002           2003           2002
                                                  ----           ----           ----           ----
     Pulse                                   $  71,766      $  53,888      $ 139,646      $  98,999
     AMI Doduco                                 53,940         52,297        108,604        100,606
                                             ---------      ---------      ---------      ---------
         Total                               $ 125,706      $ 106,185      $ 248,250      $ 199,605
                                             =========      =========      =========      =========
Earnings (loss) before taxes and
   cumulative effect of accounting
   change:
     Pulse                                   $   6,997      $ (39,427)     $  12,553      $ (45,796)
     AMI Doduco                                    758         (1,377)        (2,004)        (1,893)
     Other income, net                            (469)          (675)          (524)        (1,332)
                                             ---------      ---------      ---------      ---------
     Earnings (loss) before income taxes
       and cumulative effect of
       accounting change                     $   7,286      $ (41,479)     $  10,025      $ (49,021)
                                             =========      =========      =========      =========

(8)   Equity Method Investment

      During the three months ended September 27, 2002, our minority ownership in FRE increased from approximately 19% to 29%. In accordance with generally accepted accounting principles, we have adjusted presentations in all relevant prior periods to reflect the impact of a change in accounting for our ownership in this investment from the cost basis method to the equity method of accounting as if the original 19% investment was accounted for as an equity method investment since the initial investment. All prior period amounts have been adjusted to reflect this recognition of equity earnings as if it occurred at the time of the original investment in April 2001. Equity earnings were not, however, significant in the first six months of 2002. Therefore no restatement was made for this period. This investment is reflected in the Other assets caption on the Consolidated Balance Sheets.

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

                        Technitrol, Inc. and Subsidiaries

(9)   Accounting for Stock Based Compensation, continued

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows, (amounts are in thousands, except per share amounts):

                                                                    Three Months Ended            Six Months Ended
                                                                 June 27,       June 28,      June 27,        June 28,
                                                                     2003           2002          2003           2002
                                                                     ----           ----          ----           ----
Net earnings (loss), as reported                                 $  6,020     $  (29,045)     $  8,654     $  (49,944)
Add: Stock-based compensation expense included
  in reported net earnings (loss), net of taxes                       327            325           607            448
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes         (753)          (819)       (1,033)          (941)
                                                                 --------     ----------      --------     ----------

Net earnings (loss) adjusted                                     $  5,594     $  (29,539)     $  8,228     $  (50,438)

Basic net earnings (loss) per share - as reported                $   0.15     $    (0.75)     $   0.22     $    (1.39)

Basic net earnings (loss) per share - adjusted                   $   0.14     $    (0.76)     $   0.21     $    (1.40)

Diluted net earnings (loss) per share - as reported              $   0.15     $    (0.75)     $   0.22     $    (1.39)

Diluted net earnings (loss) per share - adjusted                 $   0.14     $    (0.76)     $   0.21     $    (1.40)

      At June 27, 2003, we had approximately 337,000 options outstanding, representing less than 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the periods ended June 27, 2003 and June 28, 2002, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 22 through 27.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our annual report on Form 10-K for the period ended December 27, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory provisions, impairment of goodwill and other intangibles, restructuring expense and acquisition-related restructuring costs, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

      Impairment of Goodwill and Other Intangibles. We assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

      Restructuring Expense and Acquisition Related Restructuring Costs. Our restructuring activities through 2002, which related to our existing and recently acquired businesses, were designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time of accrual, such as estimated residual asset values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the planned restructuring, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

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

      General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. From 1996 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse have experienced a severe global contraction. We believe that in late 2002, many of the markets Pulse serves began to stabilize in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment has been and remains deflationary for Pulse's products. We believe that a broad-based market rebound in terms of pricing power will be erratic and gradual, probably requiring several years. In markets where unit demand has begun to recover, downward pressure on selling prices has kept total revenue from growing proportionately with unit growth.

      Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls and medical equipment. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world.

      In 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. We also recorded a trade name impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past several years, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, and with less frequent variation in the prices of product sold, unlike Pulse where fixed term price contracts are rare. Most of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, changes in prices have not historically had a material impact on AMI Doduco revenue. Accordingly, a significant portion of the sales growth and contraction at AMI Doduco is attributable to changes in unit volume, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years, which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include Excelsus, and the consumer electronics business of Eldor Corporation. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.8 million. Eldor is headquartered in Orsenigo, Italy with production operations in Istanbul and Izmir, Turkey. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry.

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

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001 and a significant part of 2002, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower non-residential construction spending, and reduced capital spending. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to reduce its capacity as quickly as Pulse in response to declining market demand, although continuing actions are being taken to align AMI Doduco's capacity with current market demand. In response to the decline in demand and deflationary environment for our products, we implemented a series of cost reduction initiatives and programs, summarized as follows:

      In the three months ended June 27, 2003, we accrued $0.5 million for severance and related payments comprising $0.2 million for the elimination of manufacturing and support positions at AMI Doduco, and $0.3 million for severance and related payments at Pulse facilities in France and the United Kingdom. The majority of these accruals is expected to be utilized by the end of the third quarter in 2003.

      In the three months ended March 28 2003, we accrued $3.9 million for severance and related payments comprised of $1.7 million for the elimination of manufacturing and support positions at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired by a subsidiary of AMI Doduco from Engelhard-ECLAL and $0.6 million for the elimination of manufacturing and support positions at Pulse, primarily in France and Mexico. The majority of these accruals were utilized by the end of the second quarter of 2003.

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

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to present and anticipated future revenue and unit demand, and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past two years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations. The eliminated costs also include depreciation savings from disposed equipment.

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is less than it is at AMI Doduco, although Pulse's portion has increased as Eldor sells to its customers primarily in euros. As a result of this and other factors, prior to the acquisition of Eldor, Pulse used the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. For the acquired Eldor operations, Pulse uses the euro as its functional currency. The use of different functional currencies creates different financial effects. AMI Doduco's and Eldor's euro-denominated sales and earnings may result in higher or lower dollar sales upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Eldor and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. At Pulse, we may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales are denominated in non-U.S. currencies, it could increase our exposure to currency fluctuations.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of June 27, 2003, we had 2 foreign currency forward contracts outstanding to sell forward approximately 79.9 million of euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been typically below the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the fluctuations in the market price of owned precious metal and enables us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material.

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions (such as Germany) and that earned in low-tax jurisdictions, particularly in Izmir, Turkey and the PRC. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax treatments outside of the U.S. However, we may not be able to realize similar benefits in the future. Developing countries, in particular, the PRC, may change their tax policies at any time.

      We have not provided for U.S. federal income and foreign withholding taxes of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

      Three months ended June 27, 2003 compared to the three months ended June 28, 2002

      Net Sales. Net sales for the three months ended June 27, 2003 increased $19.5 million, or 18.4%, to $125.7 million from $106.2 million in the three months ended June 28, 2002. Our sales increase from the comparable period last year was attributable primarily to the increases from the Eldor acquisition and stronger sales of Pulse's pre-Eldor products ("Pulse legacy"), tempered somewhat by ongoing deflationary pressure on selling prices at Pulse, and to a lesser extent, weaker demand at AMI Doduco, which resulted in lower sales on a constant-euro basis.

      Pulse's net sales increased $17.9 million, or 33.2%, to $71.8 million for the three months ended June 27, 2003 from $53.9 million in the three months ended June 28, 2002. Most of the increase is attributable to sales derived from our acquisition of Eldor since the date of acquisition in January 2003. Volume gains in many Pulse legacy product lines were somewhat offset by declining average selling prices.

      AMI Doduco's net sales increased $1.6 million, or 3.1%, to $53.9 million for the three months ended June 27, 2003 from $52.3 million in the three months ended June 28, 2002. Sales in the 2003 period reflect weak North American and European markets, which were more than offset by the translation effect of an increase in the average euro-to-U.S. dollar exchange rate during the period. Weak net sales resulted primarily from weak demand in the commercial and industrial machinery, and non-residential construction end markets. Demand for automotive and residential circuit components, was stronger in the current year period.

      Cost of Sales. Our cost of sales increased $11.4 million, or 13.9%, to $92.9 million for the three months ended June 27, 2003 from $81.5 million for the three months ended June 28, 2002. Our consolidated gross margin for the three months ended June 27, 2003 was 26.1% compared to 23.2% for the three months ended June 28, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o the gross margin on Eldor sales, which was higher than the average gross margin on AMI Doduco sales and sales of some of Pulse's legacy products,

      o a mix of net sales weighted more heavily by Pulse on a relative basis, as Pulse's gross profit as a percentage of sales is typically higher than that of AMI Doduco, and

      o better capacity utilization and lower overhead costs at Pulse in 2003 than in 2002.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 27, 2003 increased $2.2 million, or 9.8%, to $24.6 million or 19.5% of net sales, from $22.4 million or 21.1% of net sales, for the three months ended June 28, 2002. The increase in spending is primarily attributable to an increase of $1.3 million in incentive and stock compensation expense, compared to 2002. The addition of Eldor expenses was partially offset by savings from restructuring actions that we took over the last year to reduce costs and tighten spending controls.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 27, 2003 and June 28, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                            2003        2002
                                            ----        ----
      Pulse                               $3,575      $3,652
      Percentage of segment sales            5.0%        6.8%

      AMI Doduco                          $  972      $  901
      Percentage of segment sales            1.8%        1.7%

      Although some consolidation of RD&E, particularly design activity, has occurred through restructuring and relocation activities at Pulse, we have minimized spending cuts in the RD&E area as we believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2002 and into 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor as Eldor incurs a lower portion of RD&E compared to its sales as compared to Pulse legacy.

      Interest. Net interest expense was $0.3 million for the three months ended June 27, 2003 compared to net interest expense of $0.1 million for the three months ended June 28, 2002. The increase in net interest expense in the current period is due to lower yields on a lower average cash invested balance, which more than offset higher average outstanding bank debt and related interest expense in the prior year.

      Our credit facility, which we entered into on June 20, 2001, has variable interest rates. Accordingly, interest expense may increase if the rates associated with, or the amounts borrowed under, our credit facilities move higher during subsequent quarters. At June 27, 2003, we had no borrowings under this facility. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates; however, we have not used any such instruments to date.

      Income Taxes. The effective income tax rate for the three months ended June 27, 2003 was 17.4% compared to 30.0%, in the form of a benefit, for the three months ended June 28, 2002. The lower tax rate resulted from a higher proportion of income being attributable to low-tax jurisdictions, particularly China and Izmir, Turkey, combined with significant expenses of AMI Doduco which yielded tax benefits in high-tax jurisdictions.

Six months ended June 27, 2003 compared to the six months ended June 28, 2002

      Net Sales. Net sales for the six months ended June 27, 2003 increased $48.7 million, or 24.4%, to $248.3 million from $199.6 million for the six months ended June 28, 2002. Our sales increase from the comparable period last year was attributable primarily to the increases from the Eldor acquisition and stronger sales of Pulse's pre-Eldor products, tempered somewhat by ongoing deflationary pressure on selling prices at Pulse, and to a lesser extent, weaker demand at AMI Doduco customers, which resulted in lower sales on a constant-euro basis.

      Pulse's net sales increased $40.6 million, or 41.1%, to $139.7 million for the six months ended June 27, 2003 from $99.0 million for the six months ended June 28, 2002. This increase was primarily attributable to the Eldor acquisition. Volume gains in many legacy product lines were somewhat offset by declining average selling prices.

      AMI Doduco's net sales increased $8.0 million, or 7.9%, to $108.6 million for the six months ended June 27, 2003 from $100.6 million in the six months ended June 28, 2002. Sales in the 2003 period reflect weaker North American and European markets, which was more than offset by the translation effect of a stronger average euro-to-U.S. dollar exchange rate during the period. For the six-month period, the average euro-to-dollar exchange rate was 22.9% stronger in 2003 than in 2002. Lower net sales resulted from lower manufacturing activity primarily related to customers in the commercial and industrial controls and non-residential construction industries.

      Cost of Sales. Our cost of sales increased $29.3 million, or 18.8%, to $185.0 million for the six months ended June 27, 2003 from $155.7 million for the six months ended June 28, 2002. This increase was due to an increase in net sales. Our consolidated gross margin for the six months ended June 27, 2003 was 25.5% compared to 22.0% for the six months ended June 28, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o a mix of net sales weighted more toward Pulse which typically have a higher gross margin than those of AMI Doduco, and

      o a proportionate increase in sales at Pulse of consumer division products, which typically have a higher gross margin than AMI Doduco products and certain Pulse legacy products.

      These positive impacts on gross margin in 2003 were partially offset by manufacturing inefficiencies at AMI Doduco due to under-utilization of capacity and continued consolidation activities in European, Asian and North American manufacturing facilities.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 27, 2003 increased $2.4 million, or 5.3%, to $48.3 million, or 19.5% of net sales, from $45.9 million, or 23.0% of net sales for the six months ended June 28, 2002. The increase in spending is primarily attributable to an increase of $2.2 million in incentive and stock compensation expense, compared to 2002. The addition of Eldor expenses in 2003 was partially offset by savings from restructuring actions that we took over the last year to reduce costs and tighten spending controls.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 27, 2003 and June 28, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                            2003        2002
                                            ----        ----
      Pulse                               $6,931      $7,489
      Percentage of segment sales            5.0%        7.6%

      AMI Doduco                          $2,019      $1,890
      Percentage of segment sales            1.9%        1.9%

      Although 2002 and the first six months of 2003 have been characterized by cost reduction activities, we minimized spending cuts in the RD&E area as we believe that the recovery in the electronic components markets will be driven by next-generation products. Design and development activity with our OEM customers continued at an aggressive pace during 2002 and into 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor, as Eldor incurs a lower portion of RD&E compared to its sales as compared to Pulse legacy.

      Interest. Net interest expense was $0.5 million for the six months ended June 27, 2003 compared to net interest expense of $0.4 million for the six months ended June 28, 2002. The increase in net interest expense in the current period is due to lower yields on a lower average cash invested balance, which more than offset higher average outstanding bank debt and related interest expense in prior year period.

      Income Taxes. The effective income tax rate for the six months ended June 27, 2003 was 13.7% compared to 30.2%, in the form of a benefit, for the six months ended June 28, 2002. The lower tax rate in 2003 resulted from a higher portion of income being attributable to low-tax jurisdictions, particularly in the PRC and Izmir, Turkey, combined with significant expenses of AMI Doduco which yielded tax benefits in high-tax jurisdictions.

Liquidity and Capital Resources

      Working capital as of June 27, 2003 was $180.1 million compared to $235.6 million as of December 27, 2002. This decrease was primarily due to the cash purchase of the Eldor business in January 2003, which reduced invested cash as of June 27, 2003. Cash and cash equivalents, which is included in working capital, decreased from $205.1 million as of December 27, 2002 to $115.8 million as of June 27, 2003.

      Net cash provided by operating activities was $14.2 million for the six months ended June 27, 2003 and $2.2 million in the comparable period of 2002, an increase of $12.0 million. This increase is primarily attributable to the higher net earnings during the six months ended June 27, 2003, partially offset by increased working capital requirements related to higher unit volumes.

      Capital expenditures were $3.5 million during the six months ended June 27, 2003 and $2.6 million in the comparable period of 2002. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $81.9 million in cash for acquisitions in the six months ended June 27, 2003 and no cash in the comparable period in 2002. The 2003 spending was for the acquisition of Eldor. We may acquire other businesses or product lines to expand our breadth and scope of operations. We expect to exercise our option to expand our investment in FRE during 2003.

      We paid off two euro-denominated term loans during the six months ended June 27, 2003 with $11.7 million of cash on hand. The one remaining euro-denominated term loan is not due until 2009.

      We paid dividends of $1.1 million in the six months ended June 28, 2002. After paying a dividend on January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business, although our policy regarding dividends may be re-evaluated at any time.

      As of June 27, 2003, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million and then in March 2003 to a current maximum of $125.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the three months ended June 28, 2002. As of June 27, 2003 the amended facility consists of:

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

      The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, as defined above, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

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

      We also have an obligation outstanding under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros, due in August 2009.

      We had 3 standby letters of credit outstanding at June 27, 2003 in the aggregate amount of $0.8 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at June 27, 2003 of approximately $46.9 million due under precious metal consignment-type leases.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      With the exception of approximately $11.6 million of retained earnings as of June 27, 2003, primarily in the PRC that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003 whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation did not have a material effect on our revenue, operating results, financial position, or liquidity.

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

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. We were required to adopt the provisions of SFAS for all exit or disposal activities initiated after December 15, 2002. These activities, which we refer to as restructuring and unusual and infrequent items, did have a material impact on our operating results in 2003. Although the underlying activities were material, the impact in changing from EITF 94-3 to SFAS 146 was not significant.

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

      We manufacture and assemble some of our products in foreign locations, including France, Germany, Hungary, Italy, Mexico, the Peoples' Republic of China, or PRC, Spain and Turkey. In addition, much of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences as this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $11.6 million of retained earnings as of June 27, 2003, primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

Item 4: Controls and Procedures

      As of the end of the period covering this report, we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and subject to the limitations of the immediately following paragraph, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be included in our periodic SEC filings.

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

Item 1  Legal Proceedings                                                   None

Item 2  Changes in Securities and Use of Proceeds                           None

Item 3  Defaults Upon Senior Securities                                     None

Item 4  Submission of Matters to a Vote of Security Holders                 None

        The Annual Meeting of Shareholders was held on May 21, 2003. Messrs. John E. Burrows, Jr., Rajiv L. Gupta, and James M. Papada, III were elected to a three-year term as directors of the Company. The results of the votes were as follows:

                                         For         Withhold Authority
                                         ---         ------------------
        John E. Burrows              34,366,250           623,365
        Rajiv L. Gupta               34,476,260           513,355
        James M. Papada, III         34,317,575           672,040

        In addition, each of the following directors continued in office after the meeting: Stanley E. Basara, David H, Hofmann, Graham Humes, C. Mark Melliar-Smith, and Edward M. Mazze.

Item 5  Other Information                                                   None

Item 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The Exhibit Index is on page 30.

        (b)   Reports On Form 8-K                                           None

              We filed a current report on Form 8-K dated April 21, 2003. This report pertains to our press release issued to announce our first quarter 2003 results.

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

10.14 Letter modification to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of March 6, 2003 (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the quarter ended March 28, 2003).

31.1 Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


     July 30, 2003            /s/ Drew A. Moyer
------------------------      --------------------------------------------------
         (Date)               Drew A. Moyer
                              Vice President, Corporate Controller and Secretary
                              (duly authorized officer, principal financial and
                              accounting officer)