Form 10-Q
period 2003-09-26
TECHNITROL INC
filed 2003-10-29
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2003, or

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

      YES |X|    NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

      YES |X|    NO |_|

Common Stock - Shares Outstanding as of October 24, 2003:  40,219,387

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                       September 26,    December 27,
                     Assets                                     2003            2002
                                                            --------       ---------
                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                              $ 130,962      $ 205,075
     Trade receivables, net                                    94,106         65,185
     Inventories                                               62,340         60,588
     Prepaid expenses and other current assets                 20,084         13,878
                                                            ---------      ---------
           Total current assets                               307,492        344,726

Property, plant and equipment                                 199,138        163,147
     Less accumulated depreciation                            112,889         98,286
                                                            ---------      ---------
           Net property, plant and equipment                   86,249         64,861
Deferred income taxes                                          12,395         11,743
Goodwill and other intangibles, net                           150,055        100,768
Other assets                                                   24,835         25,608
                                                            ---------      ---------
                                                            $ 581,026      $ 547,706
                                                            =========      =========

       Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                 $     141      $  10,667
     Accounts payable                                          38,458         28,791
     Accrued expenses                                          78,200         69,689
                                                            ---------      ---------
           Total current liabilities                          116,799        109,147

Long-term liabilities:
     Long-term debt, excluding current installments             6,161          5,681
     Other long-term liabilities                               12,658         10,501

Shareholders' equity:
     Common stock and additional paid-in capital              208,388        207,033
     Retained earnings                                        235,902        220,836
     Other                                                      1,118         (5,492)
                                                            ---------      ---------
           Total shareholders' equity                         445,408        422,377
                                                            ---------      ---------
                                                            $ 581,026      $ 547,706
                                                            =========      =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                                Three Months Ended              Nine Months Ended
                                                        September 26,   September 27,   September 26,    September 27,
                                                                 2003            2002            2003             2002
                                                            ---------        --------       ---------        ---------
Net sales                                                   $ 126,260        $ 103,626      $ 374,510        $ 303,231

Costs and expenses:
     Cost of sales                                             92,319           77,725        277,330          233,412
     Selling, general and administrative expenses              24,943           22,311         73,235           68,162
     Severance and asset impairment expense                       998              876          5,396           46,632
                                                            ---------        ---------      ---------        ---------

         Total costs and expenses applicable to sales         118,260          100,912        355,961          348,206
                                                            ---------        ---------      ---------        ---------
Operating profit (loss)                                         8,000            2,714         18,549          (44,975)

Other (expense) income:
     Interest income (expense), net                              (157)             140           (701)            (235)
     Equity method investment earnings                            125              189           (572)             382
     Other (expense) income                                       (87)             185            630             (772)
                                                            ---------        ---------      ---------        ---------

         Total other (expense) income                            (119)             514           (643)            (625)
                                                            ---------        ---------      ---------        ---------

Earnings (loss) before taxes and cumulative effect of
    accounting change                                           7,881            3,228         17,906          (45,600)

Income taxes (benefit)                                          1,469            1,105          2,840          (13,710)
                                                            ---------        ---------      ---------        ---------
Net earnings (loss) before cumulative effect of
    accounting change                                           6,412            2,123         15,066          (31,890)

Cumulative effect of accounting change, net of
    income taxes                                                   --               --             --          (15,738)
                                                            ---------        ---------      ---------        ---------
Net earnings (loss)                                         $   6,412        $   2,123      $  15,066        $ (47,628)
                                                            =========        =========      =========        =========

Basic earnings (loss) per share before cumulative
    effect of accounting change                             $    0.16        $    0.05      $    0.38        $   (0.86)
Cumulative effect of accounting change, net of
    income taxes                                                   --               --             --            (0.42)
                                                            ---------        ---------      ---------        ---------
Basic earnings (loss) per share                             $    0.16        $    0.05      $    0.38        $   (1.28)
                                                            =========        =========      =========        =========

Diluted earnings (loss) per share before cumulative
    effect of accounting change                             $    0.16        $    0.05       $    0.38        $   (0.86)
Cumulative effect of accounting change, net of
    income taxes                                                   --               --              --            (0.42)
                                                            ---------        ---------       ---------        ---------
Diluted earnings (loss) per share                           $    0.16        $    0.05       $    0.38        $   (1.28)
                                                            =========        =========       =========        =========

      See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

           Nine Months Ended September 26, 2003 and September 27, 2002

                                   (Unaudited)

                                  In thousands

                                                                                 Nine Months Ended
                                                                         September 26,    September 27,
                                                                                  2003             2002
                                                                             ---------        ---------
Cash flows from operating activities:
Net earnings (loss)                                                          $  15,066        $ (47,628)
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                              18,030           15,136
     Tax benefit from employee stock compensation                                  123              406
     Amortization of stock incentive plan expense                                1,629              788
     Severance and asset impairment accrual, net of cash payments                  200            1,004
     Cumulative effect of accounting change, net of income taxes                    --           15,738
     Loss on disposal of assets                                                    818            6,347
     Trade name write off, net of tax effect                                        --           19,260
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                        (1,704)            (307)
       Inventories                                                              10,025            6,626
       Prepaid expenses and other current assets                                (5,063)           4,691
       Accounts payable and accrued expenses                                    (1,267)          (1,133)
     Other, net                                                                 (5,892)         (10,280)
                                                                             ---------        ---------
         Net cash provided by operating activities                              31,965           10,648
                                                                             ---------        ---------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                        (83,840)          (6,708)
     Capital expenditures                                                       (4,931)          (3,764)
     Proceeds from sale of property, plant and equipment                           348              897
                                                                             ---------        ---------
         Net cash used in investing activities                                 (88,423)          (9,575)
                                                                             ---------        ---------
Cash flows from financing activities:
     Dividends paid                                                                 --           (1,137)
     Principal payments of long-term debt                                      (11,802)         (75,088)
     Sale of stock through employee stock purchase plan                            928            1,291
     Net proceeds from follow-on offering                                           --          134,700
                                                                             ---------        ---------
         Net cash (used in) provided by financing activities                   (10,874)          59,766
                                                                             ---------        ---------
Net effect of exchange rate changes on cash                                     (6,781)          (2,956)
                                                                             ---------        ---------
Net (decrease) increase in cash and cash equivalents                           (74,113)          57,883
Cash and cash equivalents at beginning of year                                 205,075          142,267
                                                                             ---------        ---------
Cash and cash equivalents at September 26, 2003 and
  September 27, 2002                                                         $ 130,962        $ 200,150
                                                                             =========        =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                      Nine Months Ended September 26, 2003

                                   (Unaudited)
                                  In thousands

                                                                                                 Other
                                                                                        -----------------------
                                                                                                        Accumu-
                                            Common stock and                                        lated other
                                             paid-in capital                            Deferred        compre-        Compre-
                                         -----------------------         Retained        compen-        hensive        hensive
                                          Shares          Amount         earnings         sation         income         income
                                          ------          ------         --------         ------         ------         ------
Balance at December 27, 2002              40,130       $ 207,033        $ 220,836        $(1,177)       $(4,315)
Stock options, awards and related
    compensation                              19             222               --            680             --
Tax effect of stock compensation              --            (123)              --             --             --
Stock issued under employee stock
    purchase plan                             70           1,256               --             --             --
Currency translation adjustments              --              --               --             --        $ 5,930        $ 5,930
Net earnings                                  --              --           15,066             --             --         15,066
                                                                                                                       -------
Comprehensive income                                                                                                   $20,996
                                          ------       ---------        ---------        -------        -------        =======
Balance at September 26, 2003             40,219       $ 208,388        $ 235,902        $  (497)       $ 1,615
                                          ======       =========        =========        =======        =======

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

      The results for the three months and nine months ended September 26, 2003 and September 27, 2002 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 26, 2003 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" ) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us was the quarter ended September 26, 2003. The adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We adopted SFAS No. 149 as of June 1, 2003, and the adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation has not had a material effect on our revenue, operating results, financial position, or liquidity.

      In December 2002, the FASB issued SFAS Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. We used the prospective method of adoption, which recognizes expense for all employee awards granted, modified or settled after the beginning of

                        Technitrol, Inc. and Subsidiaries

(1)   Accounting Policies, continued

the fiscal year in which the recognition provisions are first applied. Adoption of this standard did not have a material effect on our revenue, operating results, financial position or liquidity.

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

      In June 2002, the FASB issued SFAS Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We were required to adopt the provisions of SFAS 146 for all exit or disposal activities initiated after December 15, 2002. These activities, which we refer to as severance and asset impairment expense, had a material impact on our operating results in 2003. Although the underlying activities were material, the impact in changing from EITF 94-3 to SFAS 146 was not significant.

(2)   Acquisitions

      Eldor High Tech Wire Wound Components S.r.L.: In January 2003, we acquired all of the capital stock of Eldor High Tech Wire Wound Components S.r.L. (Eldor), headquartered in Orsenigo, Italy with production operations in Izmir and Istanbul, Turkey. Eldor produces flyback transformers and switch mode transformers for the European television market. The acquisition was accounted for by the purchase method of accounting. The adjusted preliminary purchase price was approximately $83.8 million net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $12.3 million. Based on the fair value of assets acquired, the preliminary allocation of the unadjusted purchase price included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradename and $17.7 million allocated to goodwill. These fair value allocations are preliminary, and are subject to adjustment. All of the separately identifiable intangible assets will be amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradenames. The purchase price was funded with cash on hand. Eldor has formed the nucleus of a new consumer division at Pulse and will be treated as a separate reporting unit for purposes of SFAS 142.

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products including single and multiple-port jacks and supplies such products for us under a cooperation agreement. In April 2001, we acquired a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million which is accounted for under the equity accounting method. We also have an option to purchase additional shares of common stock in FRE in the future and we may make an additional investment in the future. See discussion in Liquidity and Capital Resources section and Note 8 "Equity Method Investment".

                        Technitrol, Inc. and Subsidiaries

(3)   Severance and Asset Impairment Expense

      In the nine months ended September 26, 2003, we accrued $5.4 million for severance, severance related payments and asset impairments. At Pulse, we accrued $1.4 million for the elimination of certain manufacturing and support positions principally located in France, the United Kingdom, Mexico and China and $0.2 million for other facility exit costs. At AMI Doduco, we accrued $2.2 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.6 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL. The majority of these accruals are expected to be utilized by the end of the fourth quarter of 2003.

      In the nine months ended September 27, 2002, we accrued $14.5 million for severance, severance related payments, asset impairments and plant consolidations. At Pulse, we accrued $4.8 million for the elimination of certain manufacturing and support positions, $2.4 million for asset writedowns related to the closure of the Philippines facility and $4.9 million for other asset impairments primarily in Asia. At AMI Doduco, we accrued $1.3 million for severance and related payments and $1.1 million for asset impairments, writedowns and relocations in Europe.

      During the three months ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade name before any tax benefit. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization, and updated financial forecasts for DSL microfilters.

      Our severance and asset impairment accrual is summarized on a year-to-date basis for 2003 as follows:

                                                                   AMI
      (in millions):                                            Doduco     Pulse     Total
                                                                ------     -----     -----
      Balance accrued at December 27, 2002                        $2.0      $2.2      $4.2
      Accrued during the nine months ended September 26, 2003      3.8       1.6       5.4
      Severance and other cash payments                           (3.2)     (2.0)     (5.2)
      Non-cash asset disposals                                    (0.4)     (0.5)     (0.9)
                                                                  ----      ----      ----
      Balance accrued at September 26, 2003                       $2.2      $1.3      $3.5
                                                                  ====      ====      ====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                             September 26,    December 27,
                                                      2003            2002
                                                   -------         -------
      Finished goods                               $22,194         $21,446
      Work in process                               13,650          12,390
      Raw materials and supplies                    26,496          26,752
                                                   -------         -------
                                                   $62,340         $60,588
                                                   =======         =======

(5)   Derivatives and Other Financial Instruments

      We utilize derivative financial instruments, primarily forward exchange contracts to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At September 26, 2003, we had 2 foreign exchange forward contracts outstanding to sell forward approximately 75.5 million euros in the aggregate, in order to hedge intercompany loans. The terms of these contracts were approximately 30 days. We had no other financial derivative instruments at September 26, 2003. In addition, management believes that there is no material risk of loss from changes in market rates or prices which are inherent in other financial instruments.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 119,000 and 274,000 as of September 26, 2003 and September 27, 2002,
respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 73,000 for the nine months ended September 26, 2003 and 30,000 for the nine months ended September 27, 2002. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                                     Three Months Ended            Nine Months Ended
                                                                  Sept. 26,      Sept. 27,      Sept. 26,      Sept. 27,
                                                                       2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
Net earnings (loss)                                              $    6,412     $    2,123     $   15,066     $  (47,628)
  Basic earnings (loss) per share:
     Shares                                                          40,072         39,826         40,042         37,322
     Per share amount, before change in accounting principle     $     0.16     $     0.05     $     0.38     $    (0.86)
     Change in accounting principle                                      --             --             --          (0.42)
                                                                 ----------     ----------     ----------     ----------
     Per share amount                                            $     0.16     $     0.05     $     0.38     $    (1.28)
                                                                 ==========     ==========     ==========     ==========

  Diluted earnings (loss) per share:
     Shares                                                          40,170         40,032         40,154         37,606
     Per share amount, before change in accounting principle     $     0.16     $     0.05     $     0.38     $    (0.86)
     Change in accounting principle                                      --             --             --          (0.42)
                                                                 ----------     ----------     ----------     ----------
     Per share amount                                            $     0.16     $     0.05     $     0.38     $    (1.28)
                                                                 ==========     ==========     ==========     ==========

(7)   Business Segment Information

      For the three and nine months ended September 26, 2003 and September 27, 2002, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 27, 2002 to September 26, 2003, except for those related to the acquisition of Eldor by Pulse. In addition, the basis for determining segment financial information has not changed from 2002. Specific segment data are as follows:

                                                    Three Months Ended                 Nine Months Ended
                                            September 26,    September 27,    September 26,     September 27,
Net sales:                                           2003             2002             2003              2002
                                                ---------         --------        ---------         ---------
     Pulse                                      $  74,877         $  52,041       $ 214,523         $ 151,040
     AMI Doduco                                    51,383            51,585         159,987           152,191
                                                ---------         ---------       ---------         ---------
         Total                                  $ 126,260         $ 103,626       $ 374,510         $ 303,231
                                                =========         =========       =========         =========
Earnings (loss) before taxes and
   cumulative effect of accounting
   change:
     Pulse                                      $   7,643         $   1,730       $  20,196         $ (44,066)
     AMI Doduco                                       357               984          (1,647)             (909)
     Other income, net                               (119)              514            (643)             (625)
                                                ---------         ---------       ---------         ---------
     Earnings (loss) before income taxes
       and cumulative effect of
       accounting change                        $   7,881         $   3,228       $  17,906         $ (45,600)
                                                =========         =========       =========         =========

                        Technitrol, Inc. and Subsidiaries

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

      As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option and employee purchase plans prior to fiscal 2003.

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows, (amounts are in thousands, except per share amounts):

                                                                      Three Months Ended                 Nine Months Ended
                                                                    Sep. 26,        Sept. 27,        Sept. 26,        Sept. 27,
                                                                        2003             2002             2003             2002
                                                                  ----------       ----------       ----------       ----------
Net earnings (loss), as reported                                  $    6,412       $    2,123       $   15,066       $  (47,628)
Add: Stock-based compensation expense included
  in reported net earnings (loss), net of taxes                          350               25              957              473
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes            (633)            (259)          (1,805)          (1,200)
                                                                  ----------       ----------       ----------       ----------

Net earnings (loss) adjusted                                      $    6,129       $    1,889       $   14,218       $  (48,355)
Basic net earnings (loss) per share - as reported                 $     0.16       $     0.05       $     0.38       $    (1.28)
Basic net earnings (loss) per share - adjusted                    $     0.15       $     0.05       $     0.36       $    (1.30)
Diluted net earnings (loss) per share - as reported               $     0.16       $     0.05       $     0.38       $    (1.28)
Diluted net earnings (loss) per share - adjusted                  $     0.15       $     0.05       $     0.35       $    (1.30)

      At September 26, 2003, we had approximately 334,000 options outstanding, representing less than 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the periods ended September 26, 2003 and September 27, 2002, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 21 through 27.

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

      Impairment of Goodwill and Other Intangibles. We assess goodwill impairment on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses or product lines, which could result in an impairment of goodwill or other intangibles.

      Severance and Asset Impairment Expense. Our restructuring activities, which relate to our existing and recently acquired businesses, are designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry through 2002 and on-going product selling price competition in both segments. These costs include the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time of accrual, such as estimated residual asset values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we would adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the planned restructuring, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. Except in limited circumstances, where it is tax-advantageous to repatriate funds, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes. In accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23") we intend to reinvest these earnings outside the U.S. indefinitely. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax consequences as cash invested outside the U.S. is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

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

      General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. From 1996 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment has been and remains deflationary for Pulse's products. We believe that a broad-based market rebound in terms of pricing power will be erratic and gradual, probably requiring several years. In markets where unit demand has begun to recover, downward pressure on selling prices has kept total revenue from growing proportionately with unit growth.

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

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past several years, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, and with less frequent variation in the prices of product sold, unlike Pulse where fixed term price contracts are rare. Most of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. Sales growth and contraction at AMI Doduco is generally attributable to changes in unit volume, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years, which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include Excelsus and the consumer electronics business of Eldor Corporation. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.8 million. Eldor is headquartered in Orsenigo, Italy with production operations in Istanbul and Izmir, Turkey. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry.

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

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001 and a significant part of 2002, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model at Pulse has a very high variable cost component due to the labor-intensity of many processes, except for Pulse Eldor which is capital intensive. This allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. Generally speaking, during the nine months ended September 26, 2003, Pulse's end markets experienced increased demand for units, but also increased pressure to reduce selling prices for Pulse products. Unit sales and pricing pressures were, however, not uniform across all product lines making product mix an important factor in revenue generation. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower non-residential construction spending and reduced capital spending. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to reduce its capacity as quickly as Pulse in response to declining market demand, although continuing actions are being taken to align AMI Doduco's capacity with current market demand. In response to the decline in demand and deflationary environment for our products, we implemented a series of cost reduction initiatives and programs, summarized as follows:

      In the nine months ended September 26, 2003, we accrued $5.4 million for severance, severance related payments and asset impairments. At Pulse, we accrued $1.4 million for the elimination of certain manufacturing and support positions principally located in France, the United Kingdom, Mexico and China and $0.2 million for other facility exit costs. At AMI Doduco, we accrued $2.2 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.6 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL. The majority of these accruals are expected to be utilized by the end of the fourth quarter of 2003.

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

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euros. A portion of Pulse's European sales is also denominated in euros. However, the proportion at Pulse is less than it is at AMI Doduco, although Pulse's portion increased with the acquisition of its new Consumer Division, which sells to its customers primarily in euros. Prior to the acquisition of Eldor, Pulse used the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. For the acquired Eldor operations, Pulse uses the euro as its functional currency. The use of different functional currencies creates different financial effects. AMI Doduco's and Eldor's euro-denominated sales and earnings may result in higher or lower dollar sales upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Eldor and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. At Pulse, we may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of September 26, 2003, we had 2 foreign currency forward contracts outstanding to sell forward approximately 75.5 million of euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the fluctuations in the market price of owned precious metal and enables us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material.

      Commitments and Contingencies. We are involved in several legal actions relating to waste disposal sites. Our involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In addition, in Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. Also, as a result of the acquisition of GTI Corporation in 1998, we are involved in studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at a facility in Leesburg, Indiana. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities. We are also subject to various lawsuits, claims and proceedings which arise in the ordinary course of our business. These actions include routine tax audits and assessments occurring throughout numerous jurisdictions on a worldwide basis. During 2003, Regal Electronics, Inc. sued Pulse and several other filtered connector manufacturers, alleging that the manufacture and sale of certain filtered connectors in the United States infringe one of its patents. Pulse has received an opinion of noninfringement from its legal counsel and believes that none of the products offered by Pulse infringe the Regal patent. Pulse intends to vigorously defend itself in this action. AMI Doduco (NJ), Inc., is a defendant in a lawsuit filed by one of its former employees for a personal injury he sustained many years ago while performing his job-related duties. AMI Doduco (NJ), Inc. is now an inactive company. The former employee alleges that the workers compensation law does not prevent a recovery from AMI Doduco (NJ), Inc. We do not believe that the outcome of any of these actions will have a material adverse effect on our financial results. We accrue costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. We believe that any ultimate liability with respect to these actions in excess of amounts provided will not materially affect our operations or consolidated financial position, liquidity or operating results.

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

      Except in limited circumstances, where it is tax-advantageous to repatriate funds, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

      Three months ended September 26, 2003 compared to the three months ended September 27, 2002

      Net Sales. Net sales for the three months ended September 26, 2003 increased $22.6 million, or 21.8%, to $126.3 million from $103.6 million in the three months ended September 27, 2002. Our sales increase from the comparable period last year was primarily attributable to the increases from the Eldor acquisition and stronger sales of Pulse's legacy products, tempered by ongoing deflationary pressure on selling prices at Pulse, and to a lesser extent, weaker demand at AMI Doduco, which resulted in lower sales of electrical contacts and contact materials.

      Pulse's net sales increased $22.8 million, or 43.9%, to $74.9 million for the three months ended September 26, 2003 from $52.0 million in the three months ended September 27, 2002. Most of the increase is attributable to sales derived from our acquisition of Eldor since the date of acquisition in January 2003. Increased unit revenues in many Pulse legacy product lines were somewhat offset by declining average selling prices.

      AMI Doduco's net sales decreased $0.2 million, or less than 1%, to $51.4 million for the three months ended September 26, 2003 from $51.6 million in the three months ended September 27, 2002. Sales in the 2003 period reflect weak North American and European markets, which more than offset the positive translation effect of an increase in the average euro-to-U.S. dollar exchange rate during the period. Lower net sales resulted primarily from weak demand in the commercial and industrial machinery and non-residential construction end markets. Demand for automotive and residential circuit components was stronger in the current-year period.

      Cost of Sales. Our cost of sales increased $14.6 million, or 18.8%, to $92.3 million for the three months ended September 26, 2003 from $77.7 million for the three months ended September 27, 2002. Our consolidated gross margin for the three months ended September 26, 2003 was 26.9% compared to 25.0% for the three months ended September 27, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o a mix of net sales weighted more toward Pulse, whose products typically have a higher gross margin than those of AMI Doduco,

      o the addition of the Pulse Consumer Division products, which typically have a higher gross margin than AMI Doduco products and certain Pulse legacy products, and

      o better capacity utilization and lower per-unit overhead costs at Pulse in 2003 than in 2002.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 26, 2003 increased $2.6 million, or 11.8%, to $24.9 million or 19.8% of net sales, from $22.3 million or 21.5% of net sales, for the three months ended September 27, 2002. The increase in the 2003 period compared to the 2002 period is primarily attributable to an increase of $1.5 million in incentive and stock compensation expense and $0.7 million of intangible asset amortization related to the Eldor acquisition. The addition of Eldor expenses was substantially offset by savings from restructuring actions that we took over the last year to reduce costs and tighten spending.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended September 26, 2003 and September 27, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                                      2003           2002
                                                  --------       --------
      Pulse                                       $  3,693       $  3,286
      Percentage of segment sales                      4.9%           6.3%

      AMI Doduco                                  $    956       $  1,038
      Percentage of segment sales                      1.9%           2.0%

      Although some consolidation of RD&E, particularly design activity, has occurred through restructuring and relocation activities at Pulse, we have minimized spending cuts in the RD&E area as we believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2002 and into 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor, as Eldor incurs lower RD&E costs relative to its sales as compared to Pulse legacy products.

      Interest. Net interest expense was $0.2 million for the three months ended September 26, 2003 compared to net interest income of $0.1 million for the three months ended September 27, 2002. The increase in net interest expense in the current period is due to lower yields on a lower average cash invested balance, which more than offset higher average outstanding bank debt and related interest expense in the prior year period. Net interest expense includes interest on our precious metal leases and commitment fees on our unused credit facility.

      Income Taxes. The effective income tax rate for the three months ended September 26, 2003 was 18.6% compared to 34.2% for the three months ended September 27, 2002. The lower tax rate resulted from a higher proportion of income being attributable to low-tax jurisdictions, particularly China and Izmir, Turkey, combined with significant restructuring expenses of AMI Doduco which yielded tax benefits in high-tax jurisdictions.

Nine months ended September 26, 2003 compared to the nine months ended September 27, 2002

      Net Sales. Net sales for the nine months ended September 26, 2003 increased $71.3 million, or 23.5%, to $374.5 million from $303.2 million for the nine months ended September 27, 2002. The sales increase from the comparable period last year was attributable primarily to the increases from the Eldor acquisition and stronger sales of Pulse's legacy products, tempered somewhat by ongoing deflationary pressure on selling prices at Pulse, and to a lesser extent, weaker demand at AMI Doduco, which resulted in lower sales of AMI Doduco products on a constant-euro basis.

      Pulse's net sales increased $63.5 million, or 42.0%, to $214.5 million for the nine months ended September 26, 2003 from $151.0 million for the nine months ended September 27, 2002. This increase was primarily attributable to the Eldor acquisition. Increased unit revenues in many legacy product lines were somewhat offset by declining average selling prices.

      AMI Doduco's net sales increased $7.8 million, or 5.1%, to $160.0 million for the nine months ended September 26, 2003 from $152.2 million for the nine months ended September 27, 2002. Sales in the 2003 period reflect weaker North American and European markets, which was more than offset by the translation effect of a stronger average euro-to-U.S. dollar exchange rate during the period. For the nine-month period, the average euro-to-dollar exchange rate was 20% stronger in 2003 than in 2002. Lower net sales in local currencies, primarily euros, resulted from lower manufacturing activity by customers in the commercial and industrial controls and non-residential construction industries.

      Cost of Sales. Our cost of sales increased $43.9 million, or 18.8%, to $277.3 million for the nine months ended September 26, 2003 from $233.4 million for the nine months ended September 27, 2002. This increase was due to an increase in net sales. Our consolidated gross margin for the nine months ended September 26, 2003 was 26.0% compared to 23.0% for the nine months ended September 27, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o a mix of net sales weighted more toward Pulse, whose products typically have a higher gross margin than those of AMI Doduco,

      o the addition of the Pulse Consumer Division products, which typically have a higher gross margin than AMI Doduco products and certain Pulse legacy products, and

      o better capacity utilization and lower per-unit overhead costs at Pulse in 2003 than in 2002.

      These positive impacts on gross margin in 2003 were partially offset by manufacturing inefficiencies at AMI Doduco due to under-utilization of capacity and continued consolidation activities in European, Asian and North American manufacturing facilities.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 26, 2003 increased $5.1 million, or 7.4%, to $73.2 million, or 19.6% of net sales, from $68.2 million, or 22.5% of net sales for the nine months ended September 27, 2002. The increase in the 2003 period is primarily attributable to an increase of $3.7 million in incentive and stock compensation expense at $1.9 million of intangible asset amortization related to the Eldor acquisition. The addition of Eldor expenses in 2003 was more than offset by savings from restructuring actions that we took over the last year to reduce costs and tighten spending.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended September 26, 2003 and September 27, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                                   2003            2002
                                                ---------       ---------
      Pulse                                     $  10,624       $  10,775
      Percentage of segment sales                     5.0%            7.1%

      AMI Doduco                                $   2,974       $   2,928
      Percentage of segment sales                     1.9%            1.9%

      Although some consolidation of RD&E, particularly design activity, has occurred through restructuring and relocation activities at Pulse, we have minimized spending cuts in the RD&E area as we believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2002 and into 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor, as Eldor incurs lower RD&E costs relative to its sales as compared to Pulse legacy products.

      Interest. Net interest expense was $0.7 million for the nine months ended September 26, 2003 compared to net interest expense of $0.2 million for the nine months ended September 27, 2002. The increase in net interest expense in the current period is due to lower yields on a lower average cash invested balance, which more than offset higher average outstanding bank debt and related interest expense in the prior year period. Net interest expense includes interest on our precious metal leases and commitment fees on our unused credit facility.

      Income Taxes. The effective income tax rate for the nine months ended September 26, 2003 was 15.9% compared to 30.1%, in the form of a benefit, for the nine months ended September 27, 2002. The tax rate in 2003 resulted from a higher portion of income being attributable to low-tax jurisdictions, particularly in the PRC and Izmir, Turkey, combined with restructuring expenses of AMI Doduco which yielded tax benefits in high-tax jurisdictions. In addition, the prior year's rate reflects a tax benefit recorded in connection with the trade name impairment write-off.

Liquidity and Capital Resources

      Working capital as of September 26, 2003 was $190.7 million compared to $235.6 million as of December 27, 2002. This decrease was primarily due to the cash purchase of the Eldor business in January 2003, which reduced invested cash as of September 26, 2003 by $83.8 million versus December 27, 2002. Cash and cash equivalents, which is included in working capital, decreased from $205.1 million as of December 27, 2002 to $131.0 million as of September 26, 2003.

      Net cash provided by operating activities was $30.1 million for the nine months ended September 26, 2003 and $10.6 million in the comparable period of 2002, an increase of $19.5 million. This increase is primarily attributable to the higher net earnings during the nine months ended September 26, 2003, partially offset by increased working capital requirements related to higher unit volumes.

      Capital expenditures were $4.9 million during the nine months ended September 26, 2003 and $3.8 million in the comparable period of 2002. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $81.9 million in cash for acquisitions during the nine months ended September 26, 2003 and $6.7 million in the comparable period in 2002. The 2003 spending was for the acquisition of Eldor and the 2002 payments related to our investment in FRE. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may exercise our option to expand our investment in FRE in the future.

      We paid off two euro-denominated term loans during the nine months ended September 26, 2003 with $11.7 million of cash on hand. The one remaining euro-denominated term loan is not due until 2009.

      We paid dividends of $1.1 million in the nine months ended September 27, 2002. After paying a dividend on January 25, 2002 to shareholders of record on January 4, 2002, we no longer intend to pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business, although our policy regarding dividends may be re-evaluated at any time.

      As of September 26, 2003, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million, and then in March 2003, to a current maximum of $125.0 million. These reductions were made in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the three months ended March 29, 2002. As of September 26, 2003 the amended facility consists of:

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

      We had 2 standby letters of credit outstanding at September 26, 2003 in the aggregate amount of $0.5 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at September 26, 2003 of approximately $49.8 million due under precious metal consignment-type leases.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions, with the exception of approximately $11.6 million of retained earnings as of September 26, 2003, primarily in the PRC that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us was the quarter ended September 26, 2003. The adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We adopted SFAS No. 149 as of June 1, 2003, and the adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We were required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003 whereas it is otherwise effective December 15, 2003 for variable interest entities acquired before February 1, 2003. Adoption of this interpretation is not expected to have a material effect on our revenue, operating results, financial position or liquidity.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. We were required to adopt the provisions of SFAS for all exit or disposal activities initiated after December 15, 2002. These activities, which we refer to as severance and asset impairment expense, did have a material impact on our operating results in 2003. Although the underlying activities were material, the impact in changing from EITF 94-3 to SFAS 146 was not significant.

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995)

      Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements reflect our current expectations of future events or future financial performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and similar terms. These forward-looking statements are based on our current plans and expectations.

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

      The decrease in demand for our products has had a significant adverse effect on our operating results and profitability. While unit demand has recovered somewhat in 2003, we may continue to experience volatility in both our revenues and profits as a result of changes in demand for our products.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our costs of production.

      The average selling prices for our products tend to decrease over their life cycle. In addition, recent economic conditions have significantly increased the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers' design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

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

      While our backlog consists of firm accepted orders with an express release date generally scheduled within nine months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple-ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we have experienced in the recent contraction.

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

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax consequences.

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax consequences as this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and foreign tax credits are insufficient to offset the U.S. tax liability, resulting in lower earnings and cash flow. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $11.6 million of retained earnings as of September 26, 2003, primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

Item 4: Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule. Based upon that evaluation, and subject to the limitations of the immediately following paragraph, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be included in our periodic SEC filings.

      Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "reportable conditions" and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of properly performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future circumstances, regardless of how remote. In addition, our evaluation of the impact on our controls and procedures of our recent acquisition of the Eldor consumer business is still in process.

      Subject to the matters discussed in the preceding paragraph there have been no significant changes in our internal controls over financial reporting that could significantly affect internal controls subsequent to the date we carried out this evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

Item 1      Legal Proceedings                                           None

Item 2      Changes in Securities and Use of Proceeds                   None

Item 3      Defaults Upon Senior Securities                             None

Item 4      Submission of Matters to a Vote of Security Holders         None

Item 5      Other Information                                           None

Item 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        The Exhibit Index is on page 29.

            (b)   Reports On Form 8-K

                        We filed a current report on Form 8-K dated July 21,
                  2003. This report pertains to our press release issued to announce our second quarter 2003 results.

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

10.15       Technitrol Inc. Supplemental Savings Plan

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

                                                    Technitrol, Inc.
                                        ----------------------------------------
                                                      (Registrant)


         October 29, 2003               /s/ Drew A. Moyer
              (Date)                    ----------------------------------------
                                        Drew A. Moyer
                                        Vice President, Corporate Controller and
                                        Secretary (duly authorized officer,
                                        principal financial and accounting
                                        officer)