Form 10-K
period 2003-12-26
TECHNITROL INC
filed 2004-03-01
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 26, 2003

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

                          YES |X|             NO |_|

The aggregate market value of voting stock held by non-affiliates as of June 27, 2003 is $605,244,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 20, 2004.

                                                  Number of shares outstanding
            Title of each class                         February 20, 2004
            -------------------                         -----------------
   Common stock par value $.125 per share                  40,279,331

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be used in connection with the registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

      We operate our business in two distinct segments: the electronic components segment, which operates under the name Pulse, and the electrical contact products segment, which operates globally under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS or AMI Doduco, respectively.
Note 1 to the Consolidated Financial Statements contains additional acquisitions information.

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

            o     power supplies;

            o     routers;

            o     televisions and DVD players;

            o     laptop computers;

            o     video game consoles; and

            o     voice over Internet equipment.

      Pulse's products are generally characterized by relatively short life cycles and rapid technological change. This allows us to utilize our design and engineering expertise to meet our customers' ever evolving needs. We believe that the industries served by Pulse have been, and will continue to be, characterized by ongoing product innovation that will drive the growth in the passive magnetics-based electronic components industry. We sometimes refer to the Pulse business, excluding products made by factories which we acquired in the Eldor acquisition in 2003, as the legacy business of Pulse, or "Pulse legacy".

      Pulse generated $294.1 million, or 57.8% of our revenues, for the year ended December 26, 2003, and $204.6 million, or 50.3% of our revenues, for the year ended December 27, 2002. Note 14 to the Consolidated Financial Statements contains additional segment information.

AMI Doduco

      AMI Doduco is the only global manufacturer which produces a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs. AMI Doduco sells products primarily to multinational original equipment manufacturers.

      AMI Doduco's products are used in a broad array of industries, including:

      o     appliance;

      o     automotive;

      o     residential and non-residential construction circuitry;

      o     commercial and industrial controls;

      o     electric power distribution;

      o     telephone equipment; and

      o     consumer products (fine jewelry).

      Representative end products that use AMI Doduco's products include:

      o     electrical circuit breakers;

      o     motor and temperature controls;

      o     power substations;

      o     sensors;

      o     switches and relays;

      o     telephone equipment; and

      o     wiring devices.

      AMI Doduco's products are generally characterized by longer life cycles and slower technological change than those of Pulse. We believe that technological developments in some of the industries served by AMI Doduco, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, may present attractive growth opportunities for AMI Doduco.

      AMI Doduco generated $215.2 million, or 42.2% of our revenues, for the year ended December 26, 2003, and $201.8 million, or 49.7% of our revenues, for the year December 27, 2002. Note 14 to the Consolidated Financial Statements contains additional segment information.

Products

      Pulse designs and manufactures a wide array of passive magnetics-based electronic components. These products are highly-customized to address our customers' needs. The following table contains a list of some of Pulse's key products:

-------------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                                   Application
-------------------------------------------------------------------------------------------------------------------------
Discrete Filter or Choke              Separates high and low                Network switches, routers, hubs and personal
                                      frequency signals                     computers
                                                                            Phone, fax and alarm systems used with
                                                                            digital subscriber lines, or DSL
-------------------------------------------------------------------------------------------------------------------------
Filtered Connector, which combines    Removes interference, or              Local area networks, or LANs, and wide area
a filter with a connector             noise, from circuitry and             networks, or WANs, equipment for personal
                                      connects electronic applications      computers and video game consoles
-------------------------------------------------------------------------------------------------------------------------
Inductor/chip inductor                Regulates electrical current          AC/DC & DC/DC power supplies
                                      under conditions of varying load
                                                                            Mobile phones and portable devices
-------------------------------------------------------------------------------------------------------------------------
Power Transformer                     Modifies circuit voltage              AC/DC & DC/DC power supplies
-------------------------------------------------------------------------------------------------------------------------
Signal Transformer                    Limits distortion of signal as        Analog circuitry
                                      it passes from one medium to
                                      another                               Military/aerospace navigation and weapon
                                                                            guidance systems
-------------------------------------------------------------------------------------------------------------------------
Flyback Transformer                   Generates high voltages to            Televisions
                                      illuminate cathode ray picture
                                      tubes
-------------------------------------------------------------------------------------------------------------------------

      Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

-------------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                                   Application
-------------------------------------------------------------------------------------------------------------------------
Contact prematerial such as wire and   Raw materials                          Made into our customers' and
metal tapes                                                                   competitors' electrical contact parts
-------------------------------------------------------------------------------------------------------------------------
Electrical contact parts, either       Complete or interrupt an electrical    Electrical switches, relays, circuit
discrete or affixed to precision       circuit                                breakers and motor controls
stamped parts
-------------------------------------------------------------------------------------------------------------------------
Component subassemblies                Integrate contact with precision       Sensors and control devices
                                       stampings and plastic housings
-------------------------------------------------------------------------------------------------------------------------

      Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

Sales, Marketing and Distribution

      Pulse and AMI Doduco sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers' needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer's purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers' organizations. This interaction extends throughout a product's life cycle, engendering strong customer relationships. As of December 26, 2003, Pulse had approximately 42 salespeople and 9 sales offices worldwide and AMI Doduco had approximately 34 salespeople and 10 sales offices worldwide.

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

      No customer of either Pulse or AMI Doduco accounted for more than 10% of our consolidated net sales for the year ended December 26, 2003 or the year ended December 27, 2002. Sales to our ten largest customers accounted for 30.6% of net sales for the year ended December 26, 2003 and 29.7% of net sales for the year ended December 27, 2002.

      An increasing percentage of our sales in recent years has been outside of the United States. We now have manufacturing operations in 10 countries. For the year ended December 26, 2003, 76% of our net sales were outside of the United States. During the year ended December 27, 2002, 69% of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 77% of its net sales for the year ended December 26, 2003 and 70.1% of its net sales for the year ended December 27, 2002. Sales made by AMI Doduco to its customers outside the United States accounted for 75% of its net sales for the year ended December 26, 2003 and 67.4% of its net sales for the year ended December 27, 2002.

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

      Pulse's development and engineering expenditures were $14.5 million for the year ended December 26, 2003, $13.9 million for the year ended December 27, 2002 and $16.0 million for the year ended December 28, 2001. AMI Doduco's development and engineering expenditures were $4.0 million for the year ended December 26, 2003, $3.9 million for the year ended December 27, 2002 and $4.2 million for the year ended December 28, 2001. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

      We believe we are a market leader in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally manufacture many of the products offered by Pulse or AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component operations. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products better and more efficiently. Increasingly, Pulse's competitors are situated in the Far East and enjoy very low cost structures and little or no cost of capital. Many of these new competitors aggressively seek market share at the expense of profits.

      Competitive factors in the markets for our products include:

      o     price;

      o     product quality and reliability;

      o     global design and manufacturing capabilities;

      o     breadth of product line;

      o     customer service; and

      o     delivery time.

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

Employees

      As of December 26, 2003, we had approximately 18,600 full-time employees as compared to 19,000 as of December 27, 2002. Of the 18,600 full-time employees, approximately 700 were located in the United States and approximately 100 employees in the United States were covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People's Republic of China. Such employees numbered approximately 9,800 and 8,600 as of December 26, 2003 and December 27, 2002, respectively. We have not experienced any major work stoppages and consider our relations with our employees to be good.

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

      AMI Doduco uses precious metals, primarily silver, in manufacturing a vast majority of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have generally been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the fluctuations in the market price of owned precious metal. AMI Doduco's terms of sale allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals beginning on page 20.

Backlog

      Our backlog of orders at December 26, 2003 was $65.6 million compared to $51.4 million at December 27, 2002. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that backlog is an accurate indicator of near-term business activity as customers may make multiple orders of the same component from multiple sources when lead times are long and may cancel orders when business is weak and inventories are excessive. Moreover, in the last two years, many customers have negotiated vendor managed inventory and other similar consignment type arrangements with us. Orders from these arrangements typically are not reflected in backlog. Similarly, many of AMI Doduco's products are repeat products which are continuously ordered by customers by phone for delivery within several days and such orders generally are not included in backlog.

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

      We are involved in several legal actions relating to non-owned waste disposal sites. Our involvement in these matters has generally arisen from the legal disposal of small amounts of waste material many years ago. In addition, we are aware of contamination at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. A property in Leesburg, Indiana, which was acquired with our acquisition of GTI Corporation in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management. The order requires us to investigate and take corrective actions. Monitoring data is being collected to confirm and implement the corrective measures. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities.

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

      Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. Beginning in late 2000 and continuing into 2002, these markets, particularly the electronics market, experienced a severe worldwide contraction. This contraction resulted in a decrease in demand for our products, as our customers:

      o     canceled many existing orders;

      o     introduced fewer new products; and

      o     worked to decrease their inventory levels.

      The decrease in demand for our products had a significant adverse effect on our operating results and profitability. While these markets have shown signs of recovery in varying degrees for the last twelve months, we cannot predict the duration or strength of any recovery. Accordingly, we may continue to experience volatility in both our revenues and profits.

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

      In recent years we have completed several acquisitions. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2002, we recorded a goodwill impairment charge of $15.7 million related to AMI Doduco and a trade name impairment charge of $32.1 million related to Pulse. In 2003, we recorded an equity method investment loss of $8.7 million related to our investment in FRE. The degree of success of any of our acquisitions depends on our ability to:

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

      We have grown rapidly over the last ten years, both organically and as a result of acquisitions. However, in 2001 and 2002 we significantly reduced our workforce and facilities in response to a dramatic decrease in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may suffer.

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

      o     price; and

      o     on-time delivery.

      Our inability to successfully compete on any or all of the above factors may result in reduced sales.

Our backlog is not an accurate measure of future revenues and is subject to customer cancellation.

      While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple-ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we experienced in the recent contraction. Although backlog should not be relied on as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

      We manufacture and assemble some of our products in foreign locations, including the Peoples' Republic of China, or PRC, and Turkey. In addition, approximately 76% of our revenues for the year ended December 26, 2003 were derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      In particular, Pulse has substantially all of its non-consumer manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to flexibly adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our business will suffer. In early 2003, we acquired the consumer business of Eldor Corporation. While this business is headquartered in Italy, substantially all of its manufacturing operations are in Turkey. These operations in Turkey are subject to unique risks, including those associated with continuing Middle East geo-political events.

      We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in foreign countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in other countries such as the PRC and Turkey. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use cash held overseas to fund our international operation and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $13.0 million of non-cash retained earnings as of December 26, 2003 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

Public Health Epidemics (such as Severe Acute Respiratory Syndrome) or Other Natural Disasters (such as Earthquakes or Fires) May Disrupt Operations in Affected Regions and Affect Operating Results.

      Pulse maintains extensive manufacturing operations in the PRC and Turkey, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome or another public health epidemic or other natural disasters, could have a material adverse effect on our business and results of operations.

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

Item 2 Properties

      We are headquartered in Trevose, Pennsylvania where we lease 11,000 square feet of office space. Through Pulse and AMI Doduco, we operated 18 manufacturing plants in 10 countries as of December 26, 2003. We continually seek to size our operations correctly in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek whenever practical to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

      The following is a list of the locations of our principal manufacturing facilities at December 26, 2003:

Pulse                                                                Percentage
                                     Approx.         Owned/           Used For
Location (1)                      Square Ft. (2)     Leased        Manufacturing
------------                      --------------     ------        -------------
Dongguan, People's Republic
    of China, or PRC                  290,000        Leased             100%
Izmir, Turkey                         251,000         Owned              80%
Zhuhai, PRC                           208,000        Leased             100%
Zhongshan, PRC                        111,000        Leased             100%
Istanbul, Turkey                       31,000        Leased              90%
Greensboro, Maryland                   20,000         Owned              95%
                                      -------
      Total                           911,000

(1) In addition to these manufacturing locations, Pulse has 254,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Pulse's headquarters in San Diego, California. In addition, Pulse leases approximately 1,613,000 square feet of space for dormitories, canteen and other employee-related facilities in the PRC.

(2) Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

AMI Doduco                                                           Percentage
                                   Approx.          Owned/             Used For
Location (1)                    Square Ft.          Leased        Manufacturing
------------                    ----------          ------        -------------
Pforzheim, Germany                 490,000           Owned                  65%
Sinsheim, Germany                  222,000           Owned                  55%
Reidsville, North Carolina         260,000           Owned                  60%
Export, Pennsylvania               115,000          Leased                  80%
Tianjin, PRC                        62,000          Leased                  85%
Bussy, France                       25,000          Leased                 100%
Luquillo, Puerto Rico               32,000           Owned                  80%
Madrid, Spain                       32,000           Owned                  95%
Mexico City, Mexico                 25,000          Leased                  85%
Lentate S/Seveso, Italy             23,000          Leased                  90%
Dorog, Hungary                      11,000          Leased                  80%
                                 ---------
       Total                     1,297,000

(1) Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

      We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, the manufacturing processes at Pulse facilities maintain a cost structure that is labor intensive and highly variable, except for the Consumer Division manufacturing locations in Izmir, Turkey which are highly automated. The labor intensity at legacy Pulse facilities enables us to increase and decrease production rapidly and to contain costs during slower periods, whereas Pulse's manufacturing plants in Izmir, Turkey are highly automated and therefore very sensitive to the volume of production. On the other hand, AMI Doduco's products tend to have longer business cycles, longer time to market and are more capital intensive than legacy Pulse products. As a result, we have automated or mechanized many functions at AMI Doduco facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create higher value added products.

      Traditionally, our engineers design products to meet our customers' product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer's design.

      The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2003 was between 75% to 85% for Pulse and 65% to 70% for AMI Doduco.

Item 3 Legal Proceedings

      We are a party to various legal proceedings and administrative actions. See Discussion in Note 7 to the Audited Financial Statements. We expect lawsuits to arise in the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

      None

                                     Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the ticker symbol "TNL". The following table reflects the highest and lowest sales prices in each quarter of the last two years. The dividends paid are also shown. All amounts reflect stock splits through December 26, 2003.

                             First        Second       Third           Fourth
                           Quarter       Quarter     Quarter          Quarter
                           -------       -------     -------          -------

2003 High                   $17.65        $18.34      $21.00           $24.43

2003 Low                    $13.50        $14.31      $14.95           $19.20

2003 Dividends Paid             --            --          --               --

2002 High                   $31.40        $27.24      $23.30           $18.25

2002 Low                    $20.12        $21.26      $14.55           $12.66

2002 Dividends Paid        $.03375            --          --               --

      On December 26, 2003, there were approximately 1,290 registered holders of our common stock, which has a par value of $.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 8 of Notes to Consolidated Financial Statements.

      On April 11, 2002 we completed a follow-on offering of 6,348,000 shares of our common stock. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $0.8 million and an additional paid-in capital increase of $133.9 million.

      After paying a dividend of $0.03375 per share on January 25, 2002 to shareholders of record on January 4, 2002, we discontinued regular quarterly cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      Information as of December 26, 2003 concerning plans under which our equity securities are authorized for issuance are as follows:

                                  Number of shares to be
                                 issued upon exercise of
                                     options or grant of      Weighted average   Number of securities
                                    restricted shares or     exercise price of    remaining available
Plan Category                     other incentive shares    outstanding options   for future issuance
-------------                    --------------------------------------------------------------------
Equity compensation plans
Approved by security holders             5,960,000                  $19.91              3,118,576

Equity compensation plans not
Approved by security holders                     0                       0                      0

Total                                    5,960,000                  $19.91              3,118,576

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Executive Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 60,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the least of (a) 200,000 shares, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or (c) such an amount as may be determined by our Board of Directors (but failing such determination the lesser of (a) or (b)). In 2003, our Board of Directors determined that no increase for 2003 should be made. Of the 3,118,576 shares remaining available for future issuance, 376,391 shares are attributable to our Restricted Stock Plan, 857,000 shares are attributable to our Employee Stock Purchase Plan, and 15,129 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans

Item 6 Selected Financial Data (In Thousands, Except Per Share Data)

                                       2003(f)        2002(d)         2001(e)         2000           1999
                                       -------        -------         -------         ----           ----
Net sales                            $ 509,247      $ 406,354       $ 474,199      $ 664,378      $ 530,436
Net earnings (loss)                  $  11,988      $ (43,537)      $   2,784      $  99,308      $  44,312
     Earnings (loss) per share:
         Basic (a)                   $     .30      $   (1.17)      $     .08      $    3.05      $    1.38
         Diluted (a)                 $     .30      $   (1.17)      $     .08      $    3.02      $    1.36
Total assets                         $ 588,894      $ 547,706       $ 525,020      $ 520,771      $ 381,239
Total long-term debt                 $   6,837      $  16,348       $  89,129      $  48,588      $  60,496
Shareholders' equity                 $ 448,749      $ 422,059       $ 329,231      $ 324,430      $ 215,635
     Net worth per share (a)         $   11.14      $   10.52       $    9.77      $    9.76      $    6.63
Working capital (b)                  $ 199,770      $ 235,579       $ 189,257      $ 230,397      $ 141,851
     Current ratio                    2.7 to 1       3.2 to 1        2.9 to 1       2.7 to 1       2.5 to 1
Number of shares
   outstanding: (a)
     Weighted average,
       including common stock
       equivalents                      40,171         37,581          33,566         32,859         32,492
     Year end (a)                       40,279         40,130          33,683         33,237         32,532
Dividends declared per share
   (a)(c)                                   --             --       $   .1350      $   .1350      $  .13125
Price range per share:
     High (a)                        $   24.43      $   31.40       $   57.00      $   76.13      $   23.13
     Low (a)                         $   13.50      $   12.66       $   19.60      $   19.38      $    9.94

(a) Share amounts and per share amounts for all periods reflect a two-for-one stock split on November 27, 2000.

(b) Includes cash and cash equivalents and current installments of long-term debt.

(c) After January 25, 2002, we discontinued paying regular quarterly cash dividends on our common stock. Our last dividend declared was in 2001.

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

(f) On January 9, 2003 we purchased Eldor High Tech Wire Wound Components S.r.L. for $83.9 million in cash.

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

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements on page 38 through 39 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Valuation. Inventory purchases and commitments are based upon future demand forecasts estimated by taking into account actual purchases of our products over the recent past and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. If we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.

      Impairment of Goodwill and Other Intangibles. We assess the carrying cost of goodwill and intangible assets with indefinite lives on an annual basis and between annual tests in certain circumstances. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangibles.

      Severance and Asset Impairment Expense. Our recent restructuring activities are designed to reduce both our fixed and variable costs, particularly in response to the dramatically reduced demand for our products in the electronics components industry in the 2001 to 2002 period and on-going price competition in both segments. These costs included the closing of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time such as estimated residual values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries' undistributed earnings as calculated for income tax purposes. In accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23") we intend to reinvest these earnings outside the U.S. indefinitely. If we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax consequences as cash invested outside the U.S. is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

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

      General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue. From 1997 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment for Pulse's products has been and remains challenging. We believe that a broad-based market rebound in terms of pricing power will be erratic and gradual, probably requiring several years. In markets where unit demand has begun to recover, downward pressure on selling prices has kept total revenue from growing proportionately with unit growth.

      Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world.

      In 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. We also recorded a trade name impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past two years, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, and with less frequent variation in the prices of product sold, unlike Pulse, where fixed-term price contracts are rare. Most of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. Sales growth and contraction at AMI Doduco is generally attributable to changes in unit volume, as well as foreign exchange rates, especially the U.S. dollar to the euro, since the functional currency is the euro for a majority of AMI Doduco's business, but results of the business are reported in U.S. dollars.

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

Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million. Eldor is headquartered in Senna Comasco, Italy with production operations in Istanbul and Izmir, Turkey. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry.

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

      Technology. Our business is continually affected by changes in technology, design, and preferences of consumers and other end users of our products, as well as changes in regulatory requirements. We address these changes by continuing to invest in new product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet to customer demands.

      Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operation performance. We use economic profit which we define as operating profit after tax, less our cost of capital. Revenue growth, gross margin as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently with analysts and investors, as this is believed to represent the benefit of absorbing fixed overhead and operating expenses, and increased profitability on higher sales. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding and inventory turnover.

      The continued success of our business is largely dependent of meeting and exceeding our customer's expectations. Non-financial performance measures such as safety statistics, on-time delivery and quality statistics assist our management in monitoring this activity on an on-going basis.

      Recent Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001 and a significant part of 2002, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model at Pulse legacy has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. The Pulse Consumer Division, acquired from Eldor in 2003 however, is capital intensive and therefore more sensitive to volume changes. Generally speaking, during the twelve months ended December 26, 2003, Pulse's end markets experienced increased unit demand, but the increasing presence of Far Eastern competition also increased pricing pressure, which in turn put pressure on Pulse to reduce selling prices. Unit sales and pricing pressures were, however, not uniform across all product lines, making product mix an important factor in revenue generation. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending and reduced capital spending in 2001 and 2002. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

      In response to the decline in demand for our products, we implemented a succession of cost reduction initiatives and programs, summarized as follows:

      During 2003, we accrued $9.0 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and China and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write down carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals are expected to be utilized by the end of 2004.

      During 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We recorded charges of $3.8 million for this plant closing, comprising $1.4 million for severance and related payments and $2.4 million for asset writedowns. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, we recorded provisions of $6.0 million for personnel reductions, and substantially all of the employee severance and related payments in connection with these actions were completed as of December 26, 2003. An additional provision of $7.0 million was recorded in 2002 related to asset writedowns. These assets were primarily Asian-based production equipment that became idle in 2002.

      During 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We recorded charges of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Termination costs for employees at our Thailand and Malaysian facilities have been included in the separate provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the PRC where severance payments are not necessary. In addition, a charge of $3.5 million was recorded during 2001 to writedown the value of certain Pulse fixed assets to their disposal value.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand, and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations. The eliminated costs also include depreciation savings from disposed equipment.

      International Operations. An increasing percentage of our sales in recent years has been outside of the United States. As of December 26, 2003, we had manufacturing operations in 10 countries and we have significant net sales in currencies other than the U.S. dollar. For the year ended December 26, 2003, 76% of our net sales were outside of the U.S. For the year ended December 27, 2002, 68.7% of our net sales were to customers outside of the U.S. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euro. A portion of Pulse's European sales are also denominated in euros. However, the proportion at Pulse is less than it is at AMI Doduco, although Pulse's portion increased with the acquisition of its new Consumer Division, which sells to its customers primarily in euros. Prior to the acquisition of the Consumer Division, Pulse used the U.S. dollar as its functional currency in Europe while AMI Doduco uses the euro. For the acquired Consumer Division from Eldor, Pulse uses the euro as its functional currency. The use of different functional currencies creates different financial effects. AMI Doduco's and Pulse's Consumer Division euro-denominated sales and earnings may result in higher or lower dollar sales upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse legacy operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of December 26, 2003, we had two foreign currency forward contracts outstanding to sell forward approximately 70.6 million of euro in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have been typically below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or increases in the price of the consigned material. See additional discussion in note 1 of the Notes to Consolidated Financial Statements.

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as Germany and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the PRC. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax treatments outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist.

      Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $299.4 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 26, 2003, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $94.2 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be repatriated.

Results of Operations

      Year ended December 26, 2003 compared to the year ended December 27, 2002

      Net Sales. Net sales for the year ended December 26, 2003 increased $102.8 million, or 25.3%, to $509.2 million from $406.4 million in the year ended December 27, 2002. Our sales increase from the comparable period last year was primarily attributable to the increases from the Eldor acquisition and stronger sales of Pulse's legacy products, tempered by ongoing pressure on selling prices at Pulse, and to a lesser extent, weaker demand at AMI Doduco, which resulted in lower sales of electrical contacts and contact materials on a constant-euro basis.

      Pulse's net sales increased $89.5 million, or 43.7%, to $294.1 million for the year ended December 26, 2003 from $204.6 million in the year ended December 27, 2002. Most of the increase is attributable to sales of Eldor since the date of acquisition in January 2003. Increased unit revenues in many Pulse legacy product lines were somewhat offset by our average selling price pressures.

      AMI Doduco's net sales increased $13.4 million, or 6.6%, to $215.2 million for the year ended December 26, 2003 from $201.8 million in the year ended December 27, 2002. Sales in the 2003 period reflect weak North American and European markets, which were more than offset by the positive translation effect of an increase in the average euro-to-U.S. dollar exchange rate during the period. Lower net sales in local currencies, primarily euros, resulted from lower manufacturing activity by customers in the commercial and industrial machinery and non-residential construction end markets.

      Cost of Sales. Our cost of sales increased $66.1 million, or 21.3%, to $375.9 million for the year ended December 26, 2003 from $309.9 million for the year ended December 27, 2002, which did not include Pulse's Consumer Division. Our consolidated gross margin for the year ended December 26, 2003 was 26.2% compared to 23.8% for the year ended December 27, 2002. Our consolidated gross margin in 2003 was positively affected by:

      o a mix of net sales weighted more toward Pulse, whose products typically have a higher gross margin than those of AMI Doduco,

      o the addition of the Pulse Consumer Division products, which typically have a higher gross margin than AMI Doduco products and some Pulse legacy products, and

      o better capacity utilization and lower per-unit overhead costs at Pulse in 2003 than in 2002.

      These positive impacts on gross margin in 2003 were partially offset by manufacturing inefficiencies at AMI Doduco due to under-utilization of capacity and continued consolidation activities in European, Asian and North American manufacturing facilities.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 26, 2003 increased $9.9 million, or 11.1%, to $99.2 million or 19.5% of net sales, from $89.3 million or 22.0% of net sales, for the year ended December 27, 2002. The increase in the 2003 period compared to the 2002 period is primarily attributable to an increase of $4.2 million in incentive and stock compensation expense reflecting higher levels of profitability, and $2.4 million of intangible asset amortization related to the Eldor acquisition. The addition of Eldor expenses and the higher translated U.S. dollar cost of euro-denominated expenses were offset in part by savings from restructuring actions that we took over the last year to reduce costs and tighten spending.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 26, 2003 and December 27, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                                 2003               2002
                                                 ----               ----
      Pulse                                    $14,439            $13,892
      Percentage of segment sales                  4.9%               6.8%

      AMI Doduco                               $ 4,030            $ 3,903
      Percentage of segment sales                  1.9%               1.9%

      Although some consolidation of RD&E, particularly design activity, has occurred through restructuring and relocation activities at Pulse, we have minimized spending cuts in the RD&E area as we believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003. The change in RD&E as a percentage of sales at Pulse relates to the effect of the acquisition of Eldor, as Eldor incurs lower RD&E costs relative to its sales as compared to Pulse legacy products.

      Interest. Net interest expense was $0.8 million for the year ended December 26, 2003 compared to net interest expense of $0.1 million for the year ended December 27, 2002. The increase in net interest expense in the current period is due to lower yields on a lower average cash invested balance, which more than offset higher average outstanding bank debt and related interest expense in the prior year period. Bank debt in 2002 consisted of euro-denominated term loans which were paid off in July 2002, and credit facility debt from the Excelsus acquisition which was paid off in April 2002. Net interest expense also includes interest on our precious metal leases and commitment fees on our unused credit facility.

      Income Taxes. The effective income tax rate for the year ended December 26, 2003 was 20.0% compared to 30.8% in the form of a benefit for the year ended December 27, 2002. While the prior year's rate reflects a tax benefit recorded in connection with the trade name impairment write-off, the tax rate in 2003 resulted from a higher portion of income being attributable to low-tax jurisdictions, combined with restructuring expenses of AMI Doduco which yielded tax benefits in high-tax jurisdictions.

      Equity method investment loss. We acquired 19.5% of Full Rise Electronics Co. Ltd. ("FRE") in 2001, and an additional 10% in 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. We recorded a net loss on equity method investments of $8.7 million for the year ended December 26, 2003 compared to equity method investments earnings of $0.3 million for the year ended December 27, 2002. The net loss in 2003 resulted from a $9.3 million charge to the original cost basis of our investment, offset by $0.6 million of equity method investment earnings in 2003. We maintain an option to acquire a controlling interest in FRE at its market value at the time of exercise.

    Year ended December 27, 2002 compared to the year ended December 28, 2001

      Net Sales. Net sales for the year ended December 27, 2002 decreased $67.9 million, or 14.3%, to $406.4 million from $474.2 million for the year ended December 28, 2001. Our sales decline from the comparable period last year was attributable primarily to declining average selling prices, especially in Pulse's power conversion and telecom markets, and the precipitous global downturn in markets served by Pulse that began late in 2000, as a large portion of the strong sales in the first quarter of 2001 were for products ordered in 2000. Factors contributing to the downturn included declining capital expenditures by end-users and subsequent excess inventory levels. This downturn was experienced primarily in Pulse's networking and telecommunications markets on a worldwide basis, particularly in North America and Europe. Offsetting the sales declines in 2002 were the full year results of acquisitions completed in 2001.

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

      Income Taxes. The effective income tax rate in the form of a benefit for the year ended December 27, 2002 was 30.8% compared to 51.0% for the year ended December 28, 2001. The lower tax rate in 2002 was the result of a higher weighting of Pulse taxable income versus AMI Doduco, as Pulse generally operates in lower tax jurisdictions than AMI Doduco. There was also a higher level of non-deductible restructuring charges incurred in 2001 versus 2002. Specifically, plant shut-down costs and severance expenses were incurred in certain low-tax jurisdictions or countries where we had current losses or discontinued operations. In such countries, we expect to have no future income to offset such charges, resulting in little or no income tax benefit.

      Severance and Asset Impairment Expense. During 2002, we recorded a charge of $32.1 million, less a related $12.8 million income tax benefit, attributable to a write down of the Excelsus trade name acquired by Pulse. The trade name impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated forecast for digital subscriber line microfilters to which the trade name applies. A total of $1.9 million was also recognized as unusual and infrequent income in 2002, attributable to the favorable outcome of certain legal matters.

      Cumulative Effect of Accounting Change. During 2002, we recorded a cumulative effective of accounting change of $15.7 million, net of income tax benefit, upon adoption of SFAS 142. This charge was attributable to impairment of AMI Doduco goodwill.

Liquidity and Capital Resources

      Working capital as of December 26, 2003 was $199.8 million compared to $235.6 million as of December 27, 2002. This decrease was primarily due to the cash purchase of the Eldor business in January 2003, which reduced invested cash by $83.9 million at the time of the acquisition. Cash and cash equivalents, which is included in working capital, decreased from $205.1 million as of December 27, 2002 to $143.4 million as of December 26, 2003.

      Net cash provided by operating activities was $55.2 million for the year ended December 26, 2003 and $20.8 million in the comparable period of 2002, an increase of $34.4 million. This increase was primarily attributable to the higher net earnings during the year ended December 26, 2003, higher depreciation and amortization expense with the addition of the Eldor business, and working capital reductions.

      We present our statement of cash flows using the indirect method as permitted under Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows. Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory, and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business for cash flow, than are items such as cash receipts from the sale of goods, as would appear using the direct method.

      Capital expenditures were $7.8 million during the year ended December 26, 2003 and $5.8 million in the comparable period of 2002. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $83.9 million in cash for acquisitions during the year ended December 26, 2003 and $6.7 million in the comparable period in 2002. The 2003 spending was for the acquisition of Eldor and the 2002 payments related to our investment in FRE. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may exercise our option to expand our investment in FRE in the future.

      We paid off two euro-denominated term loans during the year ended December 26, 2003 with $11.7 million of cash on hand. We have an obligation due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim for the borrowing of approximately 5.1 million euros,.

      As of December 26, 2003, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million, and then in March 2003, to a current maximum of $125.0 million. These reductions were made in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the quarter ended March 29, 2002. As of December 26, 2003 the amended facility consisted of an aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $125.0 million, including individual sub-limits of:

      - a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

      - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

      The amounts outstanding under the credit facility in total may not exceed $125.0 million. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization (EBITDA) on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, as defined above, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

      We pay a facility fee, irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. It is LIBOR or prime rate for U.S. dollars, Euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on our debt-to-EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5 million has agreed to guarantee all obligations incurred under the credit facility.

      We had four standby letters of credit outstanding at December 26, 2003 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business. We had commercial commitments outstanding at December 26, 2003 of approximately $60.6 million due under precious metal consignment-type leases. We had no other off-balance-sheet financing arrangements.

      Our credit facility expires in June 2004. We expect to enter in to a new multi-year credit facility of similar size, terms and conditions before the expiration of the current credit facility.

      As of December 26, 2003, future payments related to contractual obligations were as follows (in thousands):

                                                            Amounts due by period
                                Total      Less than 1 year      1 to 3 years    3 to 5 years    Thereafter
                                -----      ----------------      ------------    ------------    ----------
      Long-term debt          $ 6,837              $   127            $   259         $    84       $ 6,367
      Operating leases         25,293                6,845              7,007           3,533         7,908
                              -------              -------            -------         -------       -------
                              $32,130              $ 6,972            $ 7,266         $ 3,617       $14,275

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of December 26, 2003, with the exception of approximately $13.0 million of retained earnings primarily in the PRC, that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). Prior to issuance of FASB Staff Position FAS 150-3, Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150 ("FAS 150-3"), SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us was the quarter ended September 26, 2003. FAS 150-3 defers indefinitely the effective date of SFAS 150 for certain mandatorily redeemable noncontrolling interests. The adoption of this standard did not have and is not expected to have, as related to the deferred provisions, a material impact on our revenue, operating results, financial position or liquidity.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We adopted SFAS. 149 as of June 1, 2003, and the adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. We will be required to apply FIN 46R to variable interest in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the interpretation will be applied no later than the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation is not expected to effect on our revenue, operating results, financial position, or liquidity. We do not have any variable interest entities.

Recently Adopted Pronouncements.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. We used the prospective method of adoption, which recognizes expense for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Adoption of this standard did not have a material effect on our revenue, operating results or liquidity. Net expense after related tax benefits lowered diluted earnings per share by approximately $0.01 per share in fiscal 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We were required to adopt the provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002, although the related disclosure requirements were effective immediately. We have not issued any guarantees for performance of third parties. Accordingly, adoption of this interpretation had no effect on our revenue, operating results, financial position or liquidity.

      In June 2002, the FASB issued Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 superceded the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity, ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. As such, under SFAS 146, an entity's commitment to a plan by itself, does not create a present obligation meeting the definition of a liability. SFAS 146 also established fair value as the objective for initial measurement of the liability. We adopted the provisions of SFAS 146 for all exit or disposal activities initiated after December 15, 2002. The adoption of this standard did not have a material effect on our revenue operating results, financial position or liquidity, since our recent restructuring activities have generally been initiated and completed within a short period of time.

      In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. We adopted the provisions of SFAS 143 during the three months ending March 28, 2003. Adoption of this standard did not have a material effect on our net sales, operating results, financial position, or liquidity.

Item 7a Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our financial instruments, including cash and cash equivalents and long-term debt, are exposed to changes in interest rates in both the U.S. and abroad. We invest our excess cash in short-term, investment-grade interest-bearing securities. We generally limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks, and continually monitors compliance with these policies.

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

      The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our foreign debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our long-term debt as of December 26, 2003, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes (dollars in thousands):

                                                                                                          Approx.
                                                                                    There-                   Fair
                              2004      2005       2006        2007       2008       after       Total      Value
                              ----      ----       ----        ----       ----       -----       -----      -----
Liabilities
Long-term debt
   Fixed rate:

      Euro (1)                $127      $127       $132         $84         --      $6,367      $6,837     $6,837
Weighted average
   interest rate             9.02%      9.02%       9.02%      9.02%        --       5.65%

(1)   U.S. dollar equivalent

Foreign Currency Risk

      As of December 26, 2003, substantially all of our cash was denominated in U.S. dollars. However, we conduct business in various foreign currencies, including those of emerging market countries in Asia and well-developed European countries. We utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there are two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on our obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 26, 2003, we had two foreign currency forward contracts outstanding to sell forward 70.6 million euro in order to hedge intercompany loans. The term of these contracts was approximately 30 days.

      The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under "Liabilities" represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our foreign currency long-term debt as of December 26, 2003, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities (dollars in thousands):

                                                                                                          Approx.
                                                                                     There-                  Fair
                                2004      2005        2006       2007       2008      after     Total       Value
                                ----      ----        ----       ----       ----      -----     -----       -----
Assets
Cash and equivalents
  Variable rate:
     Euro (1)                 $6,544                                                            $6,544     $6,544
     Other currencies (1)     $4,035                                                            $4,035     $4,035

Liabilities
Long-term debt
  Fixed rate:

      Euro (1)                  $127       $127       $132        $84         --     $6,367     $6,837     $6,837
     Weighted average
        interest rate           9.02%      9.02%      9.02%      9.02%        --       5.65%

(1)   U.S. dollar equivalent

Item 8 Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 33 and from the consolidated financial statements and supplementary schedule on pages 34 through 57.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9a Controls and Procedures

      As of the end of the period covered by this report (Evaluation Date), we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" for purposes of filing reports under the Securities Exchange Act of 1934 (Exchange Act). This evaluation was done under the supervision and with the participation of our management, including our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"). Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and the PFO, as appropriate to allow timely decisions regarding required disclosure.

      Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple human or systems error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected timely, in the ordinary course of business.

      We plan to evaluate our disclosure controls and procedures on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning the effectiveness of controls can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our disclosure controls and procedures are also evaluated on an ongoing basis by personnel in our finance organization and our internal audit group in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures over financial reporting and to make modifications as necessary. Our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change to include improvements and corrections as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the PEO and PFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; that is, those control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

      Based upon an evaluation on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, our PEO and PFO have concluded that, subject to the inherent limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared. There have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Part III

Item 10 Directors and Executive Officers of the Registrant

      The disclosure required by this item is incorporated by reference to the sections entitled, "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Shareholders.

      We make available free of charge within the Investor Information section of our Internet website, at www.technitrol.com, and in print to any shareholder who requests, our Statement of Principles Policy. Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 385, Trevose, PA 19053-8406, or telephone 215-355-2900. We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11 Executive Compensation

      The disclosure required by this item is incorporated by reference to the sections entitled, "Executive Compensation," "Retirement Plan," "Executive Employment Arrangements," "Compensation of Non-Employee Directors," "Board Stock Ownership," "Report of Executive Compensation Committee on Compensation Policies," "Compensation Committee Interlocks and Insider Participation," and "Comparison of Five-Year Cumulative Total Return" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Shareholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, "Persons Owning More Than Five Percent of Our Stock" and "Stock Owned by Directors and Officers" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Shareholders.

      Information as of December 26, 2003 concerning plans under which our equity securities are authorized for issuance are as follows:

                                    Number of shares to be
                                   issued upon exercise of
                                     options or grant of         Weighted average       Number of securities
                                  restricted shares or other    exercise price of        remaining available
Plan Category                          incentive shares        outstanding options       for future issuance
-------------                    ---------------------------------------------------------------------------
Equity compensation plans
Approved by security holders             5,960,000                    $19.91                    3,118,576

Equity compensation plans not
Approved by security holders                     0                         0                            0

Total                                    5,960,000                    $19.91                    3,118,576

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Executive Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 60,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the least of (a) 200,000 shares, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or (c) such an amount as may be determined by our Board of Directors (but failing such determination the lesser of (a) or (b)). In 2003, our Board of Directors determined that no increase for 2003 should be made. Of the 3,118,576 shares remaining available for future issuance, 376,391 shares are attributable to our Restricted Stock Plan, 857,000 shares are attributable to our Employee Stock Purchase Plan, and 15,129 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 13 Certain Relationships and Related Transactions

      None

Item 14 Principal Accountant Fees and Services

      The disclosure required by this item is incorporated by reference to the section entitled "Audit and Other Fees Paid to Independent Accountants" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Shareholders.

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report

                  Financial Statements

      Independent Auditors' Report

      Consolidated Balance Sheets - December 26, 2003 and December 27, 2002

      Consolidated Statements of Operations - Years ended December 26, 2003,
        December 27, 2002 and December 28, 2001

      Consolidated Statements of Cash Flows - Years ended December 26, 2003,
        December 27, 2002 and December 28, 2001

      Consolidated Statements of Changes in Shareholders' Equity - Years ended
        December 26, 2003, December 27, 2002 and December 28, 2001

      Notes to Consolidated Financial Statements

                  Financial Statement Schedules

                  Schedule II, Valuation and Qualifying Accounts

      (b)   Reports on Form 8-K

      We filed a current report on Form 8-K dated October 20, 2003. This report pertains to our press release issued to announce our third quarter 2003 results.

      We filed a current report on Form 8-K dated January 19, 2004. This report pertains to our press release issued to announce our fourth quarter 2004 results.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 2003, the Company changed its method of accounting for equity compensation in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. As discussed in Note 17 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                                       /s/ KPMG LLP

Philadelphia, Pennsylvania
January 19, 2004

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 26, 2003 and December 27, 2002
                       In thousands, except per share data

                        Assets                                                2003            2002
                                                                              ----            ----
Current assets:
     Cash and cash equivalents                                           $ 143,448       $ 205,075
     Trade receivables, net                                                 96,353          65,185
     Inventories                                                            63,086          60,588
     Prepaid expenses and other current assets                              17,435          13,878
                                                                         ---------       ---------
           Total current assets                                            320,322         344,726

Property, plant and equipment                                              205,885         163,147
     Less accumulated depreciation                                         117,836          98,286
                                                                         ---------       ---------
           Net property, plant and equipment                                88,049          64,861
Deferred income taxes                                                       12,457          11,743
Goodwill and other intangibles, net                                        153,083         100,768
Other assets                                                                14,983          25,608
                                                                         ---------       ---------
                                                                         $ 588,894       $ 547,706
                                                                         =========       =========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                              $     127       $  10,667
     Accounts payable                                                       46,677          28,791
     Accrued expenses                                                       73,748          69,689
                                                                         ---------       ---------
           Total current liabilities                                       120,552         109,147

Long-term liabilities:
     Long-term debt, excluding current installments                          6,710           5,681
     Other long-term liabilities                                            12,882          10,501

Commitments and contingencies

Shareholders' equity:

     Common stock: 175,000,000 shares authorized; 40,279,331 and
       40,129,595 outstanding in 2003 and 2002, respectively; $.125
       par value per share and additional paid-in capital                  209,768         207,033
     Retained earnings                                                     232,824         220,836
     Deferred compensation                                                  (1,342)         (1,177)
     Other comprehensive income (loss)                                       7,500          (4,315)
                                                                         ---------       ---------
           Total shareholders' equity                                      448,750         422,377
                                                                         ---------       ---------
                                                                         $ 588,894       $ 547,706
                                                                         =========       =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

     Years ended December 26, 2003, December 27, 2002 and December 28, 2001
                      In thousands, except per share data

                                                        2003           2002           2001
                                                        ----           ----           ----
Net sales                                           $509,247       $406,354       $474,199
Cost of sales                                        375,929        309,848        359,681
                                                    --------       --------       --------
   Gross profit                                      133,318         96,506        114,518
Selling, general and administrative expenses          99,216         89,286         98,837
Severance and asset impairment expense                 9,051         46,982         13,594
                                                    --------       --------       --------
   Operating profit (loss)                            25,051        (39,762)         2,087
Other (expense) income:

   Interest income                                     1,134          2,903          6,401
   Interest expense                                   (1,958)        (3,005)        (4,998)
   Other, net                                           (571)          (580)         1,879
   Equity method investment earnings (loss)           (8,660)           300            318
                                                    --------       --------       --------
Earnings (loss) before taxes and
   cumulative effect of accounting change             14,996        (40,144)         5,687
Income taxes (benefit)                                 3,008        (12,345)         2,903
                                                    --------       --------       --------
Net earnings (loss) before cumulative
   effect of accounting change                        11,988        (27,799)         2,784
Cumulative effect of accounting
   change, net of income taxes                            --        (15,738)            --
                                                    --------       --------       --------
Net earnings (loss)                                 $ 11,988       $(43,537)      $  2,784
                                                    ========       ========       ========
Basic earnings (loss) per share before
    cumulative effect of accounting
    change                                               .30           (.75)           .08
Cumulative effect of accounting
   change, net of income taxes                            --           (.42)            --
                                                    --------       --------       --------
Basic earnings per share                            $    .30       $  (1.17)      $     08
                                                    ========       ========       ========
Diluted earnings (loss) per share
    before cumulative effect of
    accounting change                                    .30           (.75)           .08
Cumulative effect of accounting change, net of
    income taxes                                          --           (.42)            --
                                                    --------       --------       --------
Diluted earnings (loss) per share                   $    .30       $  (1.17)      $    .08
                                                    ========       ========       ========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

     Years ended December 26, 2003, December 27, 2002 and December 28, 2001
                                  In thousands

                                                                                         2003            2002            2001
Cash flows from operating activities:
     Net earnings (loss)                                                            $  11,988       $ (43,537)      $   2,784
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                 23,615          19,770          26,553
         Tax effect of stock compensation                                                (123)            406             231
         Amortization of stock incentive plan expense                                   1,601           1,403           1,219
         Loss on disposal or sale of assets                                             1,882           7,027           3,863
         Cumulative effect of accounting change, net of taxes                              --          15,738              --
         Trade name write-off, net of taxes                                                --          19,260              --
         Deferred taxes                                                                (1,950)         (1,726)           (318)
         Severance and asset impairment expense, net of cash payments
           (excluding loss on disposal of assets and trade name write-off, net
           of taxes)                                                                    1,841           1,326             599
         Equity method investment earnings (loss)                                       8,660            (300)           (318)
         Inventory write downs                                                          5,936           2,212          20,295
         Changes in assets and liabilities, net of effect of acquisitions and divestitures:
              Trade receivables                                                           617           1,540          48,197
              Inventories                                                               4,211           2,978           8,437
              Prepaid expenses and other current assets                                 2,139          (1,007)           (720)
              Accounts payable                                                            391           2,987         (14,348)
              Accrued expenses                                                         (5,493)         (5,325)        (33,657)
         Other, net                                                                      (156)         (1,962)         (1,571)
                                                                                    ---------       ---------       ---------

         Net cash provided by operating activities                                     55,159          20,790          62,686
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                               (83,860)         (6,708)       (115,533)
     Capital expenditures, exclusive of acquisitions                                   (7,751)         (5,755)        (13,149)
     Proceeds from sale of property, plant and equipment                                  482           1,695           4,531
     Foreign currency impact on intercompany lending                                  (12,235)         (7,124)             --
                                                                                    ---------       ---------       ---------

         Net cash used in investing activities                                       (103,364)        (17,892)       (124,151)
Cash flows from financing activities:
     Principal payments on long-term debt                                             (11,688)        (75,318)        (97,261)
     Long-term borrowings                                                                  --              --         140,239
     Payment of debt assumed in acquisition                                                --              --          (3,944)
     Dividends paid                                                                        --          (1,137)         (4,528)
     Exercise of stock options                                                             88              --              17
     Sale of stock through employee stock purchase plan                                   951           1,351           6,548
     Net proceeds from follow-on offering                                                  --         134,700              --
                                                                                    ---------       ---------       ---------

         Net cash provided by (used in) financing activities                          (10,649)         59,596          41,071
                                                                                    ---------       ---------       ---------
Net effect of exchange rate changes on cash                                            (2,773)            314              30
                                                                                    ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                  (61,627)         62,808         (20,364)
Cash and cash equivalents at beginning of year                                        205,075         142,267         162,631
                                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year                                            $ 143,448       $ 205,075       $ 142,267

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 26, 2003, December 27, 2002 and December 28, 2001
                       In thousands, except per share data

                                                                                                Other
                                                                                      ------------------------
                                                                                                      Accumu-
                                                                                                    lated other
                                             Common stock and                                         compre-        Compre-
                                              paid-in capital                          Deferred       hensive        hensive
                                              ---------------          Retained        compen-        income         income
                                           Shares         Amount       earnings        sation          (loss)        (loss)
                                           ------         ------       --------        ------          ------        ------
Balance at December 29, 2000                33,237      $  63,909      $ 266,132      $  (3,871)     $  (1,740)
Stock options, awards and related
    compensation                                48           (504)            --          1,441             --
Tax effect of stock compensation                --            231             --             --             --
Stock issued under employee stock
    purchase plan                              398          6,548             --             --             --
Currency translation adjustments                --             --             --             --           (838)     $    (838)
Net earnings                                    --             --          2,784             --             --          2,784
                                                                                                                    ---------
Comprehensive income                                                                                                $   1,946
                                                                                                                    =========
Dividends declared $(.135 per share)            --             --         (4,543)            --             --
                                         ---------      ---------      ---------      ---------      ---------
Balance at December 28, 2001                33,683      $  70,184      $ 264,373      $  (2,430)     $  (2,578)

Stock options, awards and related
    compensation                                26            392             --          1,253             --
Tax effect of stock compensation                --            406             --             --             --
Stock issued under employee stock
    purchase plan                               73          1,351             --             --             --
Follow-on offering                           6,348        134,700             --             --             --
Currency translation adjustments                --             --             --             --         (1,737)     $  (1,737)
Net loss                                        --             --        (43,537)            --             --        (43,537)
                                                                                                                    ---------
Comprehensive loss                                                                                                  $ (45,274)
                                         ---------      ---------      ---------      ---------      ---------      =========
Balance at December 27, 2002                40,130      $ 207,033      $ 220,836      $  (1,177)     $  (4,315)
Stock options, awards and related
    compensation                                79          1,906             --           (165)            --
Tax effect of stock compensation                --           (123)            --             --             --
Stock issued under employee stock
    purchase plan                               70            952             --             --             --
Currency translation adjustments                --             --             --             --         11,815      $  11,815
Net earnings                                    --             --         11,988             --             --         11,988
                                                                                                                    ---------
Comprehensive income                                                                                                $  23,803
                                         ---------      ---------      ---------      ---------      ---------      =========
Balance at December 26, 2003                40,279      $ 209,768      $ 232,824      $  (1,342)     $   7,500
                                         =========      =========      =========      =========      =========

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

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write-down. Inventory provisions are utilized when the actual inventory is physically disposed. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory provisions at December 26, 2003 and December 27, 2002 were $10.4 million and $15.6 million, respectively.

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

Goodwill and Other Intangibles

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. We amortize other intangibles, except those with indefinite lives, on a straight-line basis over 2 to 20 years. We had approximately $112.9 million of goodwill and $40.2 million of other intangibles on our balance sheet as of December 26, 2003. We had approximately $86.7 million of goodwill and $14.1 million of other intangibles, as of December 27, 2002. See Note 2 and Note 17 for additional information regarding implementation of SFAS 142.

Revenue Recognition

      Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists." Warranties are limited to rework or replacement of products. We record an allowance for doubtful receivables. Accounts receivable allowances at December 26, 2003 and December 27, 2002 were $2.9 million and $3.3 million, respectively.

Stock-based Compensation

      In 2001 and 2002, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 2003, we adopted SFAS 123 as amended by SFAS 148. Note 11 presents proforma results of operations as if FASB's Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been used to account for stock-based compensation plans for 2001 and 2002.

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

      We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. At December 26, 2003 we had two foreign currency forward contracts outstanding to sell forward 70.6 million of euro in order to hedge intercompany loans. At December 27, 2002, we had one foreign exchange contract in place to sell forward approximately 46.5 million of euro in connection with hedging intercompany loans. At December 28, 2001, we had five foreign exchange contracts in place to sell forward $44.2 million of U.S. dollars, in connection with hedging intercompany loans.

Precious Metal Consignment-type Leases

      We had custody of inventories under consignment-type leases from suppliers of $60.6 million at December 26, 2003 and $43.5 million at December 27, 2002. We have four consignment-type leases in place for sourcing all precious metals. The leases are operating leases and the related inventory and liability are not recorded on our balance sheet. The leases are generally one-year in duration and can be extended with annual renewals. Either party can terminate the lease agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 26, 2003 were consignment fees of $0.8 million. These consignment fees were $1.4 million and $1.1 million in the years ended December 27, 2002 and December 28, 2001, respectively.

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

Reclassifications

      Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation. Also refer to Note 15 "Equity Method Investment".

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

(2)   Acquisitions, continued

European television market. The purchase price was approximately $83.9 million, net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $8.3 million. In addition to the fair value of assets acquired, purchase price allocations included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradenames and $21.8 million allocated to goodwill. All of the separately identifiable intangible assets will be amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradenames. The purchase price was funded with cash on hand. Eldor has formed the nucleus of a new consumer division at Pulse and is treated as a separate reporting unit for purposes of SFAS 142.

      Had the acquisition of Eldor occurred as of January 1, 2002, unaudited pro forma results would have been (in millions, except per share amounts):

                                                            Year Ended
                                                     December 27, 2002
                                                     -----------------
           Pro forma unaudited
           Net sales                                            $485.1
           Net earnings                                         $(40.8)
           Net earnings per common share:
                Primary                                         $(1.10)
                Fully diluted                                   $(1.10)

      The pro forma results reflect adjustments primarily for the increased amortization and interest expense attributable to the acquisition. Potential cost savings, however, from combining Eldor with our operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 2002, and are not intended to be a projection of future results or trends.

      Excelsus Technologies, Inc.: In August 2001, we acquired all of the capital stock of Excelsus Technologies, Inc. based in Carlsbad, California. Excelsus produced customer-premises digital subscriber line filters and other broadband accessories. The acquisition was accounted for by the purchase method of accounting. The purchase price was approximately $85.9 million, net of $4.8 million of cash acquired and a subsequent purchase price adjustment of $2.6 million. The fair value of net assets acquired approximated $18.2 million. Based on the fair value of the assets acquired, the allocation of the purchase price included $40.0 million for trade names, $8.0 million for technology and $27.0 million for goodwill. The technology intangible is subject to amortization and is estimated to have a 5-year life. Included in the assets acquired was a $6.3 million tax receivable, generated by the acceleration and settlement of Excelsus stock options at the time of closing. We filed income tax returns for the period ending on the closing date, and received the full amount of the tax receivable during the fourth quarter of 2001. In order to fund the purchase price, we used approximately $19.0 million of cash on-hand and borrowed approximately $74.0 million under our existing credit facility with a syndicate of commercial banks.

      During the quarter ended June 28, 2002 we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names, before any tax benefit. The charge was included in the line "Severance and asset impairment expense" on the consolidated statement of operations. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization and updated financial forecasts for DSL microfilters. In addition, a purchase price allocation adjustment to record a deferred tax liability of $16.0 million associated with the trade name was recorded and goodwill in an equal amount was recognized. Approximately $12.8 million of the additional deferred tax liability was recognized as a tax benefit in the consolidated statement of earnings for the three months ended June 28, 2002, concurrent with the trade name impairment.

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

(2)   Acquisitions, continued

approximately 29%, we began to account for the investment under the equity method accounting beginning in the three months ended September 27, 2002. In 2003 we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. We maintain an option to acquire a controlling interest in FRE at its market value at the time of exercise. Also refer to Note 15, Equity Method Investment.

(3)   Financial Statement Details

      The following provides details for certain financial statement captions at December 26, 2003 and December 27, 2002 (in thousands):

                                                            2003            2002
Inventories:
     Finished goods                                     $ 25,326        $ 21,446
     Work in progress                                     13,867          12,390
     Raw materials and supplies                           23,893          26,752
                                                        --------        --------
                                                        $ 63,086        $ 60,588
                                                        ========        ========
Property, plant and equipment, at cost:
     Land                                               $  3,576        $  3,300
     Buildings and improvements                           38,825          27,277
     Machinery and equipment                             163,484         132,570
                                                        --------        --------
                                                        $205,885        $163,147
                                                        ========        ========
Accrued expenses:
     Income taxes payable                               $ 30,063        $ 24,264
     Accrued compensation                                 17,613          12,535
     Other accrued expenses                               26,072          32,890
                                                        --------        --------
                                                        $ 73,748        $ 69,689
                                                        ========        ========

(4)   Long-term Debt

      At December 26, 2003 and December 27, 2002, long-term debt was as follows (in thousands):

Bank Loans                                                                                  2003        2002
                                                                                            ----        ----
      Fixed-rate, (5.57% and 4.85%) unsecured debt in Germany (denominated in euros)
        matured June 26, 2003                                                            $    --     $10,534

      Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due
        August 2, 2009                                                                     6,367       5,267
                                                                                         -------     -------

         Total bank loans                                                                  6,367      15,801

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:

      8.20% - 10.32% mortgage notes, due in monthly installments until 2007                  470         547
                                                                                         -------     -------

         Total long-term debt                                                              6,837      16,348
      Less current installments                                                              127      10,667
                                                                                         -------     -------

      Long-term debt excluding current installments                                      $ 6,710     $ 5,681
                                                                                         =======     =======

                        Technitrol, Inc. and Subsidiaries

(4)   Long-term Debt, continued

      As of December 26, 2003, we had no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million, and then in March 2003, to a current maximum of $125.0 million. These reductions were made in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the three months ended March 29, 2002. As of December 26, 2003 the amended facility consisted of an aggregate U.S. dollar-based revolving line of credit in the principal amount of up to $125.0 million including individual sub-limits of:

            - a British pounds sterling-based or euro-based revolving line of credit in the principal amount of up to the U.S. dollar equivalent of $75.0 million; and

            - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

      The amounts outstanding under the credit facility in total may not exceed $125.0 million. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization (EBITDA) on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility contains covenants requiring maintenance of minimum net worth, maximum debt-to-EBITDA ratio as defined above, minimum interest expense coverage, capital expenditure limits and other customary and normal provisions. We are in compliance with all such covenants.

      Our credit facility expires in June 2004. We expect to enter into a new multi-year credit facility of a similar size, terms and conditions before the expiration of the current credit facility.

      We pay a facility fee irrespective of whether there are outstanding borrowings or not, which ranges from 0.275% to 0.450% of the total commitment, depending on our EBITDA. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. It is LIBOR or prime rate for U.S. dollars, euro-LIBOR for euros, and a rate approximating sterling LIBOR for British pounds. The credit margin spread is the same for each currency and is 0.850% to 1.425% depending on debt-to-EBITDA ratio. Each of our domestic subsidiaries with net worth equal to or greater than $5.0 million has agreed to guarantee all obligations incurred under the credit facility.

      Our German subsidiary, AMI Doduco GmbH, has an obligation outstanding under a term loan agreement. It is with Sparkasse Pforzheim for the borrowing of approximately 5.1 million euro and the obligation is due in August 2009. We, including several of our subsidiaries, have guaranteed the obligations arising under this term loan agreement.

      Principal payments due within the next five years, based on terms of our debt arrangements, are as follows (in thousands):

                      2004               $  127
                      2005                  127
                      2006                  132
                      2007                   84
                      2008                   --
                      Thereafter          6,367
                                         ------
                                         $6,837
                                         ======

                        Technitrol, Inc. and Subsidiaries

(5)   Research, Development and Engineering Expenses

      Research, development and engineering expenses are included in selling, general and administrative expenses and were $18.5 million, $17.8 million and $20.2 million in 2003, 2002 and 2001, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $13.2 million, $12.1 million and $14.1 million in 2003, 2002 and 2001, respectively.

(6)   Income Taxes

      Earnings (loss) before cumulative effect of accounting change and income taxes were as follows (in thousands):

                                             2003           2002           2001
                                             ----           ----           ----
Domestic                                 $ (7,451)      $(40,044)      $ (5,235)
Non-U.S                                    22,447           (100)        10,922
                                         --------       --------       --------
       Total                             $ 14,996       $(40,144)      $  5,687
                                         ========       ========       ========

      Income tax (benefit) expense was as follows (in thousands):

Current:                                     2003           2002           2001
                                             ----           ----           ----
       Federal                           $ (3,377)      $    608       $ (1,174)

       State and local                       (196)          (775)         1,781
       Non-U.S                              8,531          2,387          2,614
                                         --------       --------       --------
                                            4,958          2,220          3,221
Deferred tax (benefit) expense             (1,950)       (14,565)          (318)
                                         --------       --------       --------

Net tax (benefit) expense                $  3,008       $(12,345)      $  2,903
                                         ========       ========       ========

      A reconciliation of the statutory federal income tax rate with the effective income tax rate was as follows:

                                                 2003       2002           2001
                                                 ----       ----           ----
Statutory federal income tax rate                 35%         35%           35%
Increase (decrease) resulting from:
       Tax-exempt earnings of subsidiary in
           Puerto Rico                            (5)          1            (3)
       State and local income taxes, net
           of federal tax effect                  (2)          5            20
       Non-deductible expenses and
           other foreign income subject
           to U.S. income tax                     17          (5)           34

       Foreign                                   (13)         (8)          (15)
       Research and development tax
           credit                                (12)          1            (9)

       Other tax credits                          --           2           (11)
                                                 ---         ---           ---
Effective tax rate                                20%         31%           51%
                                                 ===         ===           ===

                        Technitrol, Inc. and Subsidiaries

(6)   Income Taxes, continued

      Deferred tax assets and liabilities included the following (in thousands):

                                                             2003          2002
                                                             ----          ----
Assets:
       Inventories                                       $    871      $    772
       Plant and equipment                                  2,418         1,646
       Vacation pay and other compensation                    320         1,292
       Pension expense                                      2,133         1,029
       Stock awards                                           647         1,462
       Accrued liabilities                                  3,554         5,098
       Net operating losses and tax credits                30,184        12,218
       Other                                                1,563         1,014
                                                         --------      --------
              Total deferred tax assets                    41,690        24,531
              Valuation allowance                          (6,976)       (2,804)
                                                         --------      --------
              Net deferred tax assets                      34,714        21,727

Liabilities:
       Foreign earnings not permanently invested           11,485            --
       Acquired intangibles                                 6,349         5,170
                                                         --------      --------
              Total deferred tax liabilities               17,834         5,170
                                                         --------      --------
              Net deferred tax assets                      16,880        16,557
              Less current deferred tax assets              4,423         4,814
                                                         --------      --------
              Long-term deferred income taxes            $ 12,457      $ 11,743
                                                         ========      ========

      Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

      We have not provided for U.S. federal income and foreign withholding taxes on approximately $299.4 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 26, 2003. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $94.2 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

(7)   Commitments and Contingencies

      We conduct a portion of our operations from leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 were $6.6 million, $8.2 million and $7.4 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 26, 2003 were as follows (in thousands):

                           Year
                          Ending
                           2004               $ 6,845
                           2005                 4,498
                           2006                 2,509
                           2007                 1,938
                           2008                 1,595
                        Thereafter              7,908
                                              -------
                                              $25,293
                                              =======

                        Technitrol, Inc. and Subsidiaries

(7)   Commitments and Contingencies, continued

      The aggregate minimum rental commitments schedule does not include $60.6 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased upon sale of the precious metal to customers.

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

      We had four standby letters of credit outstanding at December 26, 2003 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business. We had commercial commitments outstanding at December 26, 2003 of approximately $60.6 million due under precious metal consignment-type leases. We had no other off-balance-sheet financing arrangements.

                        Technitrol, Inc. and Subsidiaries

(8)   Shareholders' Equity

      All retained earnings are free from legal or contractual restrictions as of December 26, 2003, with the exception of approximately $13.0 million of retained earnings, primarily in the PRC that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law, which applies to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. We have also been granted special tax incentives in other countries such as the PRC. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we were to discontinue manufacturing operations in these countries. This could have a material unfavorable impact on our net income and cash position.

      We completed a follow-on offering of 6,348,000 shares of our common stock on April 11, 2002. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $0.8 million and an additional paid-in capital increase of $133.9 million.

      Effective August 1, 2001 we adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are each currently six months in duration. In connection with this plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2003 and 2002, employees purchased approximately 70,000 and 73,000 shares, respectively, under the plan. In 2001, employees purchased approximately 398,000 under a predecessor plan.

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

                        Technitrol, Inc. and Subsidiaries

(9)   Earnings (Loss) Per Share

      Basic earnings (loss) per share were calculated by dividing earnings
(loss) by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). We had restricted shares outstanding of approximately 199,000, 315,000, and 361,000 as of December 26, 2003, December 27, 2002 and December 28, 2001 respectively, which generally vest over a three-year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding were added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. As the substantial majority of exercise prices of the stock options was greater then the actual stock price as of December 26, 2003, the stock equivalents were anti-dilutive and therefore excluded from the diluted earnings per share calculation as of December 26, 2003. Such amounts were approximately 5,000 in 2002 and 24,000 in 2001. Earnings per share calculations were as follows (in thousands, except per share amounts):

                                                2003         2002         2001
                                                ----         ----         ----

Net earnings (loss)                          $11,988     $(43,537)     $ 2,784

   Basic earnings (loss) per share:
        Shares                                40,032       37,281       33,202

      Per share amount, before change in
        accounting principle                 $  0.30     $  (0.75)     $  0.08

      Change in accounting principle              --        (0.42)          --
                                             -------     --------      -------

      Per share amount                       $  0.30     $  (1.17)     $  0.08
                                             =======     ========      =======

   Diluted earnings (loss) per share:

      Shares                                  40,171       37,581       33,566

      Per share amount before change in
        accounting principle                 $  0.30     $  (0.75)     $  0.08

      Change in accounting principle              --        (0.42)          --
                                             -------     --------      -------

      Per share amount                       $  0.30     $  (1.17)     $  0.08
                                             =======     ========      =======

(10)  Employee Benefit Plans

      We maintain defined benefit pension plans for certain of our U.S. employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Benefits are based on years of service and average final compensation. For U.S. plans, we fund, annually, at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount may be zero.

      Pension (benefit) expense was as follows (in thousands):

                                              2003           2002         2001
                                              ----           ----         ----
Principal defined benefit plans             $1,910         $  960       $ (395)
Other employee benefit plans                   638            140          221
                                            ------         ------       ------
                                            $2,548         $1,100       $ (174)
                                            ======         ======       ======

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

      The expense for the principal defined benefit pension plans included the following components (in thousands):

                                                    2003       2002        2001
                                                    ----       ----        ----
Service cost                                     $ 1,471    $ 1,578     $ 1,192
Interest cost                                      1,976      1,954       1,667
Expected return on plan assets                    (1,880)    (2,546)     (2,818)
Amortization of transition obligation                 18         18          --
Amortization of prior service cost                   269        272          --
Recognized actuarial (gain) loss                      56       (316)       (436)
                                                 -------    -------     -------
         Net periodic pension (benefit) cost     $ 1,910    $   960     $  (395)
                                                 =======    =======     =======

      The financial status of the principal defined benefit plans at December 26, 2003 and December 27, 2002, was as follows (in thousands):

                                                              2003         2002
                                                              ----         ----
Change in benefit obligation:

     Projected benefit obligation at beginning of year    $ 31,176     $ 26,733

         Service cost                                        1,471        1,578
         Interest cost                                       1,976        1,954
         Plan amendments                                        --        3,188
         Actuarial (gain)/loss                               1,020       (1,138)
         Benefits paid                                      (1,130)      (1,139)
                                                          --------     --------
     Projected benefit obligation at end of year            34,514       31,176
                                                          --------     --------

Change in plan assets:

     Fair value of plan assets at beginning of year         24,180       28,734

         Actual return on plan assets                        5,309       (3,415)
         Employer contributions                                 59           --
         Benefits paid                                      (1,130)      (1,139)
                                                          --------     --------
     Fair value of plan assets at end of year               28,418       24,180
                                                          --------     --------

Funded status                                               (6,096)      (6,370)

         Unrecognized actuarial gains                       (2,406)        (566)
         Unrecognized prior service cost                     3,124        3,393
              Unrecognized transition obligation                 2           20
         Intangible asset                                   (2,701)      (2,808)
                                                          --------     --------
Accrued pension costs at the end of the year              $ (8,077)    $ (6,331)
                                                          --------     --------

Accumulated benefit obligation                            $ 28,215     $ 21,686
                                                          ========     ========

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

      The principal defined benefit plan weighted-average asset allocations at December 26, 2003 and December 27, 2002 were as follows:

Asset Category                                                   2003       2002
--------------                                                   ----       ----
     Equity securities                                            75%        70%
     Debt securities                                              24%        27%
     Other                                                         1%         3%
     Total                                                       100%       100%

      Our asset allocation policy is for a target investment of 65% to 75% equity securities and 25% to 35% fixed income securities. The goal of our asset investment policy is to achieve a return in excess of the rate of inflation with acceptable levels of volatility. We utilize professionally run mutual funds to invest our assets. Our pension assets are invested in a variety of small and large capitalization domestic and international mutual stock funds and a bond fund.

      To develop the expected long-term rate-of-return on assets assumption, we considered historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

      Assumptions used to develop data were as follows:

                                                                 2003       2002
                                                                 ----       ----
          Discount rate                                         6.25%      6.75%
          Annual compensation increases                         4.25%      4.25%
          Expected long-term rates of return on plan assets     8.00%      9.00%

         Our measurement date is the last day of the year.

      We maintain defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant's contribution not in excess of a maximum of 4% to 6% of the participant's annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,563,000, $1,188,000, and $1,469,000 in 2003, 2002 and 2001 respectively.

      We do not provide any significant post-retirement benefits except as may be required by certain jurisdictions outside of the U.S.

(11)  Stock-Based Compensation

      We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on the achievement of performance objectives and/or continued employment. Stock options are also granted under this plan. A summary of the shares under the incentive compensation plan is as follows:

                        Technitrol, Inc. and Subsidiaries

(11)  Stock-Based Compensation, continued

                                                             2003            2002            2001
                                                             ----            ----            ----
      Shares available to be granted                    2,431,583       2,612,406         384,126

      New authorized shares                                    --              --       2,500,000

      Restricted stock and options awarded, net of
         cancellations                                   (185,136)       (180,823)       (271,720)
                                                       ----------      ----------      ----------
      Balance available at the end of the year          2,246,447       2,431,583       2,612,406
                                                       ==========      ==========      ==========

      During the years ended December 26, 2003, December 27, 2002 and December 28, 2001 we issued to employees, net of cancellations, restricted stock having an approximate fair value at date of issue of $1,091,087, $292,981, and $1,055,268, respectively. The fair value of the restricted stock is based on fair market price of the stock at the award date and is recorded as deferred compensation. Compensation is recognized over the vesting period which is generally three years. Shares are held by us until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the incentive compensation plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares when restrictions lapse. Cash awards are accrued over the restriction period, and the related expense is variable based on the market value of the shares. Amounts charged to expense as a result of the restricted stock plan and related expenses were $1,601,000 in 2003, $1,404,000 in 2002, and $1,219,000 in 2001. A
substantial portion of the shares granted prior to 2002 were subject to variable accounting, whereby the related compensation expense was adjusted to reflect the impact of market price of the underlying shares awarded. The shares and expense associated with variable accounting were 35,400 and $206,000 in 2001.

      We also have a stock award plan for non-employee directors. The Board of Directors plan was approved in 1998 to assist us in attracting and retaining highly qualified persons to serve on our Board of Directors. Under the terms of the plan, 60,000 shares of our common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors and are recorded as an expense at issuance. In 2003, 2002, and 2001, 10,206, 6,895, and 3,448 shares, respectively, (including those deferred at the directors' election) were issued under the plan. A total of 15,129 shares remain available for issuance under the plan.

      In February of 2001, our Board of Directors Compensation Committee adopted a stock option plan. All U.S. employees and designated employees of subsidiaries are eligible to participate in the stock option plan. Except as limited by the terms of the option plan, the committee has discretion to select the persons to receive options and to determine the terms and conditions of the option, including the number of shares underlying the option, the exercise price, the vesting schedule and term. The options are granted at no cost to the employee and cannot be granted with an exercise price less than the fair market value at the date of grant. The options granted in 2003, 2002 and 2001 vest equally over four years and expire in seven years from the date of grant. During 2003, 2002, and 2001 a total of 159,100, 159,600 and 232,700 options, net of cancellations, were awarded to employees at a weighted average strike price of $18.41, $19.24 and $21.86 per share, respectively. None of the shares granted in 2003 were vested as of December 26, 2003, whereas 25% of the shares granted in 2002 and 50% of the shares granted in 2001 were vested as of December 26, 2003.

      We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense was recorded for all awards subsequent to adoption. As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option and employee purchase plans prior to fiscal 2003.

                        Technitrol, Inc. and Subsidiaries

(11)  Stock-Based Compensation, continued

         If compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows, (amounts are in thousands, except per share amounts):

                                                                       2003          2002         2001
                                                                       ----          ----         ----
Net income (loss), as reported                                      $11,988      $(43,537)     $ 2,784
Add: Stock-based compensation expense included in reported net
    income (loss), net of taxes                                       1,269           870          744

Deduct: Total stock-based compensation expense determined under
     fair value based method for all awards, net of taxes            (2,124)       (1,533)      (8,128)
                                                                    -------      --------      -------
Net income (loss) adjusted                                          $11,133      $(44,200)     $(4,600)

Basic net income (loss) per share - as reported                     $  0.30      $  (1.17)     $  0.08
Basic net income (loss) per share - adjusted                        $  0.28      $  (1.19)     $ (0.14)
Diluted net income (loss) per share - as reported                   $  0.30      $   1.17)     $  0.08
Diluted net income (loss) per share - adjusted                      $  0.28      $  (1.19)     $ (0.14)

      At December 26, 2003, we had approximately 484,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for all years presented.

(12)  Severance and Asset Impairment Expense

      We implemented numerous restructuring initiatives during 2003, 2002 and 2001 in order to reduce our cost structure and capacity in response to a global recession in the electronics industry in 2002 and 2001 and an increasingly competitive environment in both the electronics and electrical markets which followed.

      In the twelve months ended December 26, 2003, we accrued $9.0 million for severance, severance related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and China and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $.05 million to write down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals are expected to be utilized by the end of 2004.

      In 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We provided for reserves of $3.8 million for this plant closing, comprising $1.4 million for severance and related payments and $2.4 million for asset writedowns. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, provisions of $5.9 million were recorded during 2002. Approximately 800 personnel were terminated in 2002 and substantially all of the employee severance and related payments in connection with these actions were completed as of December 26, 2003. An additional provision of $7.0 million was recorded in 2002 related to asset write-downs. These assets were primarily Asian-based production equipment that became idle in 2002. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 26, 2003. An additional $32.1 million of Excelsus trade name impairment was recorded in 2002. The impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated forecasts for digital subscriber line microfilters to which the trade name applies. A total of $1.9 million was also recognized as an offset to severance and asset impairment expense income in 2002, attributable to positive adjustments primarily resulting from the favorable outcome of certain legal matters of long vintage. The majority of these accruals were utilized by the end of 2003.

                        Technitrol, Inc. and Subsidiaries

(12)  Severance and Asset Impairment Expense, continued

      During the 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We provided reserves of $3.6 million for these plant closings, comprising $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual was utilized by the end of the first quarter of 2002. We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Termination costs for employees at our Thailand and Malaysian facilities have been included in the provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300 additional personnel, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the PRC where severance payments are not necessary. In addition, a charge of $3.5 million was recorded during the third quarter of 2001 to writedown the value of certain Pulse fixed assets to their disposal value.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand, and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment.

      Our restructuring charges are summarized for 2003 as follows:

                                                                 AMI
      Restructuring provision (in millions):                  Doduco     Pulse     Total
                                                              ------     -----     -----
      Balance accrued at December 27, 2002                     $ 2.0     $ 2.2     $ 4.2

      Accrued for the twelve months ended December 26, 2003      4.4       4.6       9.0

      Severance and other cash payments                         (3.9)     (3.3)     (7.2)

      Non-cash asset disposals                                  (0.4)     (1.8)     (2.2)
                                                               -----     -----     -----
      Balance accrued at December 26, 2003                     $ 2.1     $ 1.7     $ 3.8
                                                               =====     =====     =====

(13)     Supplementary Information

      The following amounts were charged directly to costs and expenses (in thousands):

                                                              2003        2002        2001
                                                              ----        ----        ----
           Depreciation                                    $19,580     $18,137     $21,177
           Amortization of intangible assets                 4,035       1,633       5,376
           Advertising                                         202         248         552
           Repairs and maintenance                           8,179       7,524       6,668
           Bad debt expense                                    427         899         697

      Cash payments made:
           Income taxes                                    $ 3,816     $ 9,027     $11,736
           Interest                                          1,868       3,318       5,470

      Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items.

                        Technitrol, Inc. and Subsidiaries

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

Amounts are in thousands:

                                                                 2003           2002           2001
                                                                 ----           ----           ----
Net sales from continuing operations
     Pulse                                                  $ 294,092      $ 204,570      $ 253,281
     AMI Doduco                                               215,155        201,784        220,918
                                                            ---------      ---------      ---------
         Total                                              $ 509,247      $ 406,354      $ 474,199
                                                            =========      =========      =========
Operating profit(loss) before income taxes
     Pulse                                                  $  27,197      $ (38,520)     $  (3,672)
     AMI Doduco                                                (2,146)        (1,242)         5,759
                                                            ---------      ---------      ---------
         Total operating profit                                25,051        (39,762)         2,087
     Items not included in segment profit (1)                 (10,055)          (382)         3,282
                                                            ---------      ---------      ---------
     Earnings (loss) before income taxes and cumulative
       effect of accounting change                          $  14,996      $ (40,144)     $   5,687
                                                            =========      =========      =========
Assets at end of year
     Pulse                                                  $ 302,261      $ 195,407      $ 237,237
     AMI Doduco                                               109,390        104,665        114,476
                                                            ---------      ---------      ---------
         Segment assets                                       411,651        300,072        351,713
     Assets not included in Segment assets (2)                177,243        247,316        173,307
                                                            ---------      ---------      ---------
         Total                                              $ 588,894      $ 547,388      $ 525,020
                                                            =========      =========      =========
Capital expenditures (3)
     Pulse                                                  $  29,078      $     681      $  10,302
     AMI Doduco                                                 4,547          5,074         10,204
                                                            ---------      ---------      ---------
         Total                                              $  33,625      $   5,755      $  20,506
                                                            =========      =========      =========
Depreciation and amortization
     Pulse                                                  $  16,048      $  12,501      $  17,183
     AMI Doduco                                                 7,567          7,269          9,370
                                                            ---------      ---------      ---------
         Total                                              $  23,615      $  19,770      $  26,553
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

                        Technitrol, Inc. and Subsidiaries

(14)  Segment and Geographical Information, continued

      We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment's operating profit by the relevant estimated effective tax rate for the year. The allocated tax expense amounts for Pulse were, in thousands, $4,437, $(13,395), and $2,123, in 2003, 2002 and 2001,
respectively. For AMI Doduco, they were, in thousands, $(1,429), $1,050, and $780 in 2003, 2002 and 2001, respectively.

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

                                                      2003         2002         2001
                                                      ----         ----         ----
Sales to customers in:
Europe, other than Germany                        $179,598     $106,277     $127,516
United States                                      124,007      127,256      166,237
Asia                                               108,590       86,441       79,911
Germany                                             72,374       54,871       70,792
Other                                               24,678       31,509       29,743
                                                  --------     --------     --------
         Total                                    $509,247     $406,354     $474,199
                                                  ========     ========     ========

      The following table includes net property, plant and equipment located in Turkey, Germany, the United States, and China, where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of the relevant assets that have long useful lives. Amounts are in thousands:

                                                      2003         2002         2001
                                                      ----         ----         ----
Net property, plant and equipment located in:
Turkey                                            $ 31,091     $     --     $     --
Germany                                             18,026       15,796       12,456
Europe, other than Turkey and Germany               11,338       10,576       12,793
United States                                       12,831       16,308       22,180
China                                               12,545       17,703       23,057
Asia, other than Turkey and China                    1,114        2,020        9,191
Other                                                1,104        2,458        3,375
                                                  --------     --------     --------
         Total                                    $ 88,049     $ 64,861     $ 83,052
                                                  ========     ========     ========

                        Technitrol, Inc. and Subsidiaries

(15)  Equity Method Investment

      In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002 we made an additional investment in FRE of $6.7 million which increased our total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method beginning in the three months ended September 27, 2002. In 2003 we recorded a $8.7 million charge to adjust the original cost basis of the investment to market value. The net loss in 2003 resulted from a $9.3 million charge to the original cost basis of our investment, offset by $0.6 million of equity method investment earnings in 2003. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. We maintain an option to acquire a controlling interest in FRE at its market value at the time of exercise. This investment is reflected in the Other Assets caption on the Consolidated Balance Sheets.

(16)  Quarterly Financial Data (Unaudited)

      Quarterly results of operations (unaudited) for 2003 and 2002 are summarized as follows (in thousands, except per share data):

                                                              Quarter Ended
                                                              -------------
                                            Mar. 28        June 27       Sept. 26       Dec. 26
                                            -------        -------       --------       -------
2003:
    Net sales                             $ 122,544      $ 125,706      $ 126,260     $ 134,737
    Gross profit                             30,421         32,818         33,941        36,138
    Earnings (loss) before taxes              2,739          7,286          7,881        (2,910)
    Net earnings (loss)                       2,634          6,020          6,412        (3,078)
    Basic                                 $    0.07      $    0.15      $    0.16     $   (0.08)
    Diluted                               $    0.07      $    0.15      $    0.16     $   (0.08)

                                            Mar. 29        June 28       Sept. 27       Dec. 27
                                            -------        -------       --------       -------
2002:
    Net sales                             $  93,420      $ 106,185      $ 103,626     $ 103,123
    Gross profit                             19,252         24,666         25,901        26,687
    Earnings (loss) before cumulative
       effect of accounting change           (7,542)       (41,479)         3,228         5,649
    Net earnings (loss)                     (20,899)       (29,045)         2,123         4,284
    Net earnings (loss) per share:
    Basic                                 $    (.63)     $    (.75)     $     .05     $     .11
    Diluted                               $    (.63)     $    (.75)     $     .05     $     .11

      In the first quarter of 2002, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco as a cumulative effect of accounting change. In the second quarter of 2002, we recorded a tradename impairment charge of $32.1 million, less a $12.8 million income tax benefit, related to Pulse. In the fourth quarter of 2003 we recorded a $9.3 million charge related to our investment in FRE.

      We also restated prior period amounts to reflect equity earnings in FRE investment.

                        Technitrol, Inc. and Subsidiaries

(17)  Adoption of SFAS 142

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (Amounts are in thousands except per share amounts):

                                                            2002          2001
                                                            ----          ----
Net earnings (loss) - as reported                       $(43,537)     $  2,784
Adjustments:
     Amortization of goodwill                                 --         4,638
     Cumulative effect of accounting change               15,763            --

     Income tax effect                                       (25)          (93)
                                                        --------      --------

           Net adjustments                                15,738         4,545
                                                        --------      --------

Net earnings (loss) - adjusted                          $(27,799)     $  7,329
                                                        ========      ========

Basic net income (loss) per share - as reported         $  (1.17)     $   0.08
Basic net income (loss) per share - adjusted            $  (0.75)     $   0.22
Diluted net income (loss) per share - as reported       $  (1.17)     $   0.08
Diluted net income (loss) per share - adjusted          $  (0.75)     $   0.22

      In the first quarter of 2002, upon our transitional assessment, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco, as a cumulative effect of accounting change. During the quarter ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade names, less a $12.8 million income tax benefit. The charge was included in the line "Severance and asset impairment expense" on the consolidated statement of operations. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization and updated financial forecasts for DSL mircofilters, to which the trade name applies.

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)

                                                                 Additions (Deductions)
                                                                 ----------------------
                                                               Charged to
                                                 Opening        costs and   Write-offs and       Ending
Description                                      Balance         expenses         payments       Balance
-----------                                      -------         --------         --------       -------
Year ended December 26, 2003:
Provisions for obsolete and slow-moving
    inventory                                   $ 15,564         $  5,936         $(11,090)     $ 10,410
                                                ========         ========         ========      ========
Allowances for doubtful accounts                $  3,255         $    427         $   (801)     $  2,881
                                                ========         ========         ========      ========

Year ended December 27, 2002:
Provisions for obsolete and slow-moving
    inventory                                   $ 23,517         $  2,214         $(10,167)     $ 15,564
                                                ========         ========         ========      ========
Allowances for doubtful accounts                $  2,560         $    899         $   (204)     $  3,255
                                                ========         ========         ========      ========

Year ended December 28, 2001:
Provisions for obsolete and slow-moving
    inventory                                   $  9,226         $ 20,295         $ (6,004)     $ 23,517
                                                --------         --------         --------      --------
Allowances for doubtful accounts                $  1,908         $    697         $    (45)     $  2,560
                                                ========         ========         ========      ========

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

3.1      Amended and Restated Articles of Incorporation

3.3 By-laws (incorporated by reference to Exhibit 3.3 to our Form 10-K for the year ended December 27, 2002).

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

10.11 Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 27, 2002).

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

10.15    Technitrol Inc. Supplemental Savings Plan (incorporated by reference to
         Exhibit 10.15 to our Form 10-Q for the quarter ended September 26,
         2003)

10.16 Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334)

10.17 Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073)

21.      Subsidiaries of Registrant

23.      Consent of Certified Public Accountants

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

TECHNITROL, INC.

By   /s/ James M. Papada, III
     ----------------------------------------
     James M. Papada, III
     Chairman, President and CEO

Date February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Alan E. Barton             By    /s/ Edward M. Mazze
      ----------------------------         -------------------------------------
      Alan E. Barton                       Edward M. Mazze
      Director                             Director

Date  February 27, 2004              Date  February 27, 2004

By    /s/ Stanley E. Basara          By    /s/  C. Mark Melliar-Smith
      ----------------------------         -------------------------------------
      Stanley E. Basara                    C. Mark Melliar-Smith
      Director                             Director

Date  February 27, 2004              Date  February 27, 2004

By    /s/ John E. Burrows, Jr.       By    /s/ James M. Papada, III
      ----------------------------         -------------------------------------
      John E. Burrows, Jr.                 James M. Papada, III
      Director                             Chairman, President and CEO
                                           (Principal Executive Officer)

Date  February 27, 2004              Date  February 27, 2004

By    /s/ David H. Hofmann           By    /s/ Drew A. Moyer
      ----------------------------         -------------------------------------
      David H. Hofmann                     Drew A. Moyer
      Director                             Vice President, Corporate Controller
                                           and Secretary
                                           (Principal Financial and Accounting
Date  February 27, 2004                    Officer)

By    /s/ Graham Humes
      ----------------------------
      Graham Humes                   Date  February 27, 2004
      Director

Date  February 27, 2004