Form 10-Q
period 2004-03-26
TECHNITROL INC
filed 2004-04-28
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended March 26, 2004, or

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

      YES |X|       NO |_|

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act.)

      YES |X|       NO |_|

Common Stock - Shares Outstanding as of April 22, 2004:  40,342,000

(Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable dates.)

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                            March 26,     December 26,
                                    Assets                       2004             2003
                                                          -----------     ------------
                                                          (unaudited)
Current assets:
     Cash and cash equivalents                              $ 155,932        $ 143,448
     Trade receivables, net                                    96,194           96,353
     Inventories                                               63,721           63,086
     Prepaid expenses and other current assets                 16,541           17,435
                                                            ---------        ---------
           Total current assets                               332,388          320,322

Property, plant and equipment                                 200,779          205,885
     Less accumulated depreciation                            118,619          117,836
                                                            ---------        ---------
           Net property, plant and equipment                   82,160           88,049
Deferred income taxes                                          15,280           12,457
Goodwill and other intangibles, net                           152,069          153,083
Other assets                                                   15,047           14,983
                                                            ---------        ---------
                                                            $ 596,944        $ 588,894
                                                            =========        =========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                 $     108        $     127
     Accounts payable                                          47,690           46,677
     Accrued expenses                                          76,308           73,748
                                                            ---------        ---------
           Total current liabilities                          124,106          120,552

Long-term liabilities:
     Long-term debt, excluding current installments             6,413            6,710
     Other long-term liabilities                               12,923           12,882

Shareholders' equity:
     Common stock and additional paid-in capital              211,078          209,768
     Retained earnings                                        238,589          232,824
     Deferred compensation                                     (1,611)          (1,342)
     Other comprehensive income                                 5,446            7,500
                                                            ---------        ---------
           Total shareholders' equity                         453,502          448,750
                                                            ---------        ---------
                                                            $ 596,944        $ 588,894
                                                            =========        =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                      In thousands, except per share data

                                                                Three Months Ended
                                                            March 26,        March 28,
                                                                 2004             2003
                                                            ---------        ---------
Net sales                                                   $ 139,607        $ 122,544
Costs and expenses:
     Cost of sales                                            101,508           92,123
     Selling, general and administrative expenses              27,653           23,734
     Severance and asset impairment expense                     2,857            3,893
                                                            ---------        ---------

         Total costs and expenses applicable to sales         132,018          119,750
                                                            ---------        ---------
Operating profit                                                7,589            2,794

Other income (expense):
     Interest income (expense), net                              (152)            (287)
     Equity method investment earnings                            135              272
     Other                                                       (714)             (40)
                                                            ---------        ---------

         Total other income (expense)                            (731)             (55)
                                                            ---------        ---------

Earnings before taxes                                           6,858            2,739

Income taxes                                                    1,093              105
                                                            ---------        ---------
Net earnings                                                $   5,765        $   2,634
                                                            =========        =========

Basic earnings per share                                    $    0.14        $    0.07
                                                            =========        =========

Diluted earnings per share                                  $    0.14        $    0.07
                                                            =========        =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                               Three Months Ended
                                                                            March 26,       March 28,
                                                                                 2004            2003
                                                                            ---------       ---------
Cash flows from operating activities:
Net earnings                                                                $   5,765       $   2,634
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                              6,096           5,628
     Tax effect of employee stock compensation                                     --            (122)
     Amortization of stock incentive plan expense                                 641             466
     Severance and asset impairment expense, net of cash payments                 535           3,100
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                       (2,552)            460
       Inventories                                                             (1,722)          3,658
       Prepaid expenses and other current assets                                1,658          (3,757)
       Accounts payable and accrued expenses                                    3,618           1,947
     Other, net                                                                (1,699)         (2,325)
                                                                            ---------       ---------
         Net cash provided by operating activities                             12,340          11,689
                                                                            ---------       ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                            --         (81,926)
     Capital expenditures                                                      (2,137)         (1,716)
     Proceeds from sale of property, plant and equipment                           36             324
     Foreign currency impact on intercompany lending                            1,991          (1,836)
                                                                            ---------       ---------
         Net cash used in investing activities                                   (110)        (85,154)
                                                                            ---------       ---------
Cash flows from financing activities:
     Principal payments of long-term debt, net                                    (27)           (137)
     Sale of stock through employee stock purchase plan                           417             481
                                                                            ---------       ---------
         Net cash provided by financing activities                                390             344
                                                                            ---------       ---------
Net effect of exchange rate changes on cash                                      (136)           (747)
                                                                            ---------       ---------
Net increase (decrease) in cash and cash equivalents                           12,484         (73,868)

Cash and cash equivalents at beginning of period                              143,448         205,075
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $ 155,932       $ 131,207
                                                                            =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                        Three Months Ended March 26, 2004

                                   (Unaudited)
                                  In thousands

                                                                                          Other
                                                                                 -----------------------
                                                                                                 Accumu-
                                           Common stock and                                  lated other
                                           paid-in capital                       Deferred        compre-       Compre-
                                         --------------------      Retained       compen-        hensive       hensive
                                         Shares        Amount      earnings        sation         income        income
                                         ------        ------      --------        ------         ------        ------
Balance at December 26, 2003             40,279      $209,768      $232,824      $ (1,342)      $  7,500
Stock options, awards and related
    compensation                             36           893                        (269)
Stock issued under employee stock
    purchase plan                            27           417
Currency translation adjustments                                                                  (2,054)     $ (2,054)
Net earnings                                                          5,765                                      5,765
                                                                                                              --------
Comprehensive income                                                                                          $  3,711
                                         ------      --------      --------      --------       --------      ========
Balance at March 26, 2004                40,342      $211,078      $238,589      $ (1,611)      $  5,446
                                         ======      ========      ========      ========       ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)   Accounting Policies

      For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol's Form 10-K filed for the year ended December 26, 2003. We sometimes refer to Technitrol as "we" or "our".

      The results for the three months ended March 26, 2004 and March 28, 2003 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 26, 2004 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132 ("SFAS 132R"). SFAS 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for fiscal 2003 year-end financial statements and certain interim disclosures beginning in 2004.

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. We were required to apply FIN 46R to variable interest in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation is not expected to effect on our revenue, operating results, financial position, or liquidity. We do not have any variable interest entities.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS 149 also amends the definition of the term "underlying" to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We adopted SFAS 149 as of June 1, 2003, and the adoption of this standard did not have a material impact on our revenue, operating results, financial position or liquidity.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions

      Eldor High Tech Wire Wound Components S.r.L.: In January 2003, we acquired all of the capital stock of Eldor High Tech Wire Wound Components S.r.L. (Eldor), headquartered in Senna Comasco, Italy with production operations in Izmir and Istanbul, Turkey. Eldor produces flyback transformers and switch mode transformers for the European television market. The acquisition was accounted for by the purchase method of accounting. The purchase price was approximately $83.9 million net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $8.3 million. Based on the fair value of assets acquired, the purchase price allocation included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradename and $21.8 million allocated to goodwill. All of the separately identifiable intangible assets are being amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradename. The purchase price was funded with cash on hand. At closing, Eldor had no funded debt. Eldor has formed the nucleus of a new consumer division at Pulse and will be treated as a separate reporting unit for purposes of SFAS 142.

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they have experienced considerable price volatility. We maintain an option to acquire a controlling interest in FRE at its market value at the time of exercise.

(3)   Severance and asset impairment expense

      In the three months ended March 26, 2004, we accrued $2.9 million for severance and related payments comprised of $2.2 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Germany and $0.7 million related to Pulse's shutdown of a facility in Carlsbad California. The vast majority of these accruals will be utilized by the six months ending June 25, 2004.

      In the three months ended March 28, 2003, we accrued $3.9 million for severance and related payments comprising $1.6 million related to AMI Doduco's termination of manufacturing and support personnel at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired from Engelhard-CLAL by a subsidiary of AMI Doduco and $0.6 million for severance and related payments for manufacturing and support personnel at Pulse, primarily in France and Mexico. The majority of these accruals were utilized by the six months ended June 27, 2003.

                        Technitrol, Inc. and Subsidiaries

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2004 as follows (in millions):

                                                         AMI
                                                      Doduco   Pulse    Total
                                                      ------   -----    -----
      Balance accrued at December 26, 2003            $ 2.1    $ 1.7    $ 3.8
      Accrued during the three months ended
         March 26, 2004                                 2.2      0.7      2.9
      Severance and other cash payments                (1.8)    (0.6)    (2.4)
      Non-cash asset disposals                         (0.1)      --     (0.1)
                                                      -----    -----    -----
      Balance accrued at March 26, 2004               $ 2.4    $ 1.8    $ 4.2
                                                      =====    =====    =====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                               March 26,     December 26,
                                                    2004             2003
                                                 -------          -------
            Finished goods                       $24,264          $25,326
            Work in process                       14,967           13,867
            Raw materials and supplies            24,490           23,893
                                                 -------          -------
                                                 $63,721          $63,086
                                                 =======          =======

(5)   Derivatives and Other Financial Instruments

      We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At March 26, 2004, we had two foreign exchange forward contracts outstanding to sell forward approximately 64.3 million euros in the aggregate, in order to hedge intercompany loans. The terms of these contracts were approximately 30 days. We had no other financial derivative instruments at March 26, 2004. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 182,000 and 163,000 as of March 26, 2004 and March 28, 2003, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 9,000 for the three months ended March 26, 2004. There were approximately 484,000 stock options outstanding for the three months ended March 26, 2004 and approximately 340,000 as of March 28, 2003. Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                          Three Months Ended
                                                     March 26,         March 28,
                                                          2004              2003
                                                       -------           -------
Net earnings                                           $ 5,765           $ 2,634
     Basic earnings per share:
           Shares                                       40,121            39,991
           Per share amount                            $  0.14           $  0.07
                                                       =======           =======

     Diluted earnings per share:
           Shares                                       40,320            40,134
           Per share amount                            $  0.14           $  0.07
                                                       =======           =======

(7)   Business Segment Information

      For the three months ended March 26, 2004 and March 28, 2003 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 26, 2003 to March 26, 2004. In addition, the basis for determining segment financial information has not changed from 2003. Specific segment data are as follows:

                                                        Three Months Ended
                                                    March 26,         March 28,
Net sales:                                               2004              2003
                                                    ---------         ---------
     Pulse                                          $  77,538         $  67,880
     AMI Doduco                                        62,069            54,664
                                                    ---------         ---------
         Total                                      $ 139,607         $ 122,544
                                                    =========         =========
Earnings (loss) before income taxes:
     Pulse                                          $   8,670         $   5,556
     AMI Doduco                                        (1,081)           (2,762)
                                                    ---------         ---------
         Operating profit                               7,589             2,794
     Other income (expense), net                         (731)              (55)
                                                    ---------         ---------
     Earnings (loss) before income taxes
                                                    $   6,858         $   2,739
                                                    =========         =========

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for Stock Based Compensation

      We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense is recorded for all awards granted subsequent to adoption.

      As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option awards and employee purchase plan awards prior to fiscal 2003.

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows, (amounts are in thousands, except per share amounts):

                                                          Three Months Ended
                                                       March 26,     March 28,
                                                            2004          2003
                                                          ------        ------
Net income - as reported                                  $5,765        $2,634
Add: Stock-based compensation expense included
  in reported net income (loss), net of taxes                385           279
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of taxes                                  (587)         (516)
                                                          ------        ------
Net income - as adjusted                                  $5,562        $2,398
Basic net income per share - as reported                  $ 0.14        $ 0.07
Basic net income per share - as adjusted                  $ 0.14        $ 0.06
Diluted net income per share - as reported                $ 0.14        $ 0.07
Diluted net income per share - as adjusted                $ 0.14        $ 0.06

      At March 26, 2004, we had approximately 484,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the period ended March 26, 2004 and March 28, 2003, respectively.

(9)   Pension

      In the three months ended March 26, 2004 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.3 million in the three months ended March 26, 2004, and is expected to be approximately $1.0 million for the full fiscal year in 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 20 through 25.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

      Severance and Asset Impairment Expense. Our restructuring activities are designed to reduce both our fixed and variable costs, particularly in response to the on-going price competition in both segments. These costs include the consolidation of facilities and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our current earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

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

      Contingency Accruals. During the normal course of business, a variety of issues may arise, which may result in litigation, environmental compliance issues and other contingent obligations. In developing our contingency accruals we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of exposure. We record contingency accruals when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency accruals should be adjusted. We could be required to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our estimates were too high.

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

      From 1997 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment for Pulse's products has been and remains challenging, preventing total revenue from growing proportionately with unit growth. Pulse has undertaken a series of cost-reduction actions from 2001 through 2003 to optimize its capacity with market conditions.

      Since late 2000 and continuing through late 2003, the market in both North America and Europe for AMI Doduco's products has been weak. The markets in both North America and Europe (except for European automotive markets), have begun to recover in 2004. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past two years, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, and with less frequent variation in the prices of product sold, unlike Pulse, where fixed-term price contracts are rare. Most of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. Sales growth and contraction at AMI Doduco and Pulse's Consumer Division are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro. The functional currency for a majority of AMI Doduco's, as well as Pulse's Consumer Division business is the euro, but results of the business are reported in U.S. dollars.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new and high-growth extensions of our existing product lines or markets has been facilitated by an acquisition.

Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include the consumer electronics business of Eldor Corporation and Excelsus. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million and this became the Pulse Consumer Division, and is headquartered in Senna Comasco, Italy with production operations in Istanbul and Izmir, Turkey. Eldor's consumer business is a leading supplier of flyback transformers to the European television industry. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories.

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

      Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

      Technology. Our business is continually affected by changes in technology, design, and preferences of consumers and other end users of our products, as well as changes in regulatory requirements. We address these changes by continuing to invest in new product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet customer demands.

      Management Focus. Our executives focus on a number on important factors in evaluating our financial condition and operation performance. We use economic profit which we define as operating profit after tax, less our cost of capital. Revenue growth, gross margin as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently with analysts and investors, as this is believed to represent the benefit of absorbing fixed overhead and operating expenses, and increased profitability on higher sales. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding and inventory turnover.

      The continued success of our business is largely dependent on meeting and exceeding our customers' expectations. Non-financial performance measures such as safety statistics, on-time delivery and quality statistics assist our management in monitoring this activity on an on-going basis.

      Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001 and a significant part of 2002, however, the opposite trend was experienced as these industries experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model for Pulse's non-consumer markets has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. The Pulse Consumer Division, acquired from Eldor in 2003, however, is capital intensive and therefore more sensitive to volume changes. Generally speaking, during 2003, Pulse's end markets experienced increased unit demand, but the increasing presence of Far Eastern competition also increased pricing pressure, which in turn put pressure on Pulse to reduce selling prices. Unit sales and pricing pressures were, however, not uniform across all product lines, making product mix an important factor in revenue generation. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower overall construction spending and reduced capital spending in 2001 and 2002. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

      In response to the decline in demand for our products which occurred between 2002 and 2003, we implemented a succession of cost reduction initiatives and programs, summarized as follows:

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

      During 2003, we accrued $9.0 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and the People's Republic of China ("PRC") and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2003.

      In 2004, we accrued $2.9 million for severance and related payments comprised of $2.2 million related to the termination of personnel primarily at AMI Doduco's facility in Germany and $0.7 million related to Pulse's shutdown of a facility in Carlsbad California. The vast majority of these accruals will be utilized by the six months ending June 25, 2004.

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

      International Operations. As of December 26, 2003, we had manufacturing operations in 10 countries and we have no significant net sales in currencies other than the U.S. dollar and the euro. An increasing percentage of our sales in recent years has been outside of the United States. For the year ended December 26, 2003, 76% of our net sales were outside of the U.S. Changing exchange rates often impact our financial results and the analysis of our period-over-period results. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euro. AMI Doduco's and Pulse's Consumer Division euro-denominated sales and earnings may result in higher or lower dollar sales upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of March 26, 2004, we had two foreign currency forward contracts outstanding to sell forward approximately 64.3 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as Germany and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the People's Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax treatments outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist.

      Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $299.4 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 26, 2003, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $94.2 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be repatriated.

Results of Operations

      Three months ended March 26, 2004 compared to the three months ended March 28, 2003

      Net Sales. Net sales for the three months ended March 26, 2004 increased $17.1 million, or 13.9%, to $139.6 million from $122.5 million in the three months ended March 28, 2003. Our sales increase from the comparable period last year was attributable to improvement in the markets for both Pulse and AMI Doduco. Pulse's increase in net sales was due to stronger demand in networking, telecommunications, power conversion, military/aerospace and consumer markets. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as early succeses in AMI Doduco's efforts to increase its market share, particularly in North America. The sales improvements were offset somewhat by continuing weakness in European automotive market.

      Pulse's net sales increased $9.7 million, or 14.2%, to $77.5 million for the three months ended March 26, 2004 from $67.9 million in the three months ended March 28, 2003. This increase was experienced in Pulse's networking, telecommunications, power conversion, military/aerospace and consumer division markets on a worldwide basis. In addition, sales derived from the consumer division are denominated in euros and therefore experienced a favorable translation effect of a stronger euro.

      AMI Doduco's net sales increased $7.4 million, or 13.5%, to $62.1 million for the three months ended March 26, 2004 from $54.7 million in the three months ended March 28, 2003. Sales in the 2004 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were flat to down, particularly in the automotive sector. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate during 2004 versus the comparable 2003 three months increased sales by $6.0 million in the three months ended March 26, 2004.

      Cost of Sales. Our cost of sales increased $9.4 million, or 10.2%, to $101.5 million for the three months ended March 26, 2004 from $92.1 million for the three months ended March 28, 2003. Our consolidated gross margin for the three months ended March 26, 2004 was 27.3% compared to 24.8% for the three months ended March 28, 2003. Our consolidated gross margin in 2004 was positively affected by:

      o the gross margin on higher Pulse Consumer Division sales, which is higher than the average gross margin on AMI Doduco sales and sales of some of Pulse's other products, and

      o better capacity utilization at Pulse and AMI Doduco in 2004 compared to 2003.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 26, 2004 increased $3.9 million, or 16.5%, to $27.7 million, or 19.8% of net sales, from $23.7 million, or 19.4% net of sales for the three months ended March 28, 2003. Increased spending as a result of volume gains, particularly on variable costs such as selling commissions, incentives and stock compensation expense, was partially offset by restructuring actions that we took over the last year to reduce costs and tighten spending controls. European expenses that are denominated in euros also translated to a higher level of U. S. dollars at the higher euro-to-dollar exchange rate in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 26, 2004 and March 28, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                                   2004          2003
                                                 ------        ------

      Pulse                                      $4,607        $3,357
      Percentage of segment sales                   5.9%          4.9%

      AMI Doduco                                 $1,069        $1,049
      Percentage of segment sales                   1.7%          1.9%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003 and into 2004.

      Interest. Net interest expense was $0.2 million for the three months ended March 26, 2004 compared to net interest expense of $0.3 million for the three months ended March 28, 2003. Although the average balance of invested cash increased in 2004 over the comparable period in 2003, a lower interest income yield resulted in higher net interest expense. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2003.

      Income Taxes. The effective income tax rate for the three months ended March 26, 2004 was 15.9% compared to 3.8% for the three months ended March 28, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions and an imposition of withholding tax in Turkey related to the consumer division.

Liquidity and Capital Resources

      Working capital as of March 26, 2004 was $208.3 million compared to $199.8 million as of December 26, 2003. This increase was primarily due to the increase in cash and cash equivalents offset slightly by an increase in accrued expenses. Cash and cash equivalents, which is included in working capital, increased from $143.4 million as of December 26, 2003 to $155.9 million as of March 26, 2004.

      Net cash provided by operating activities was $12.3 million for the three months ended March 26, 2004 and $11.7 million in the comparable period of 2003, an increase of $0.6 million. This increase is primarily attributable to higher net earnings during the three months ended March 26, 2004, partially offset by increases in working capital.

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

      Capital expenditures were $2.1 million during the three months ended March 26, 2004 and $1.7 million in the comparable period of 2003. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $83.9 million cash for acquisitions in 2003 related to the acquisition of Eldor. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may also exercise our option to expand our investment in FRE during 2004.

      We do not pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      As of March 26, 2004, we have no outstanding borrowings under our existing three-year revolving credit agreement. We entered into this credit agreement on June 20, 2001 providing for $225.0 million of credit capacity. Following the conclusion of our follow-on equity offering in April 2002, we voluntarily reduced the size of this credit facility to a maximum of $175.0 million in order to reduce commitment fees and to size the facility to estimated future needs given cash on hand, and again in March 2003 to a maximum of $125.0 million. We also amended the minimum net worth threshold from $275.0 million to $259.3 million as a result of a cumulative effect of an accounting change, recorded in the three months ended March 28, 2003. As of March 26, 2004 the amended facility consists of:

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

The amounts outstanding under the credit facility in total may not exceed $125.0 million. Outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization, (EBITDA) on a rolling twelve-month basis as of the most recent balance sheet date. The credit facility also contains covenants requiring maintenance of minimum net worth, maximum debt to EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants.

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

      We also have an obligation outstanding under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros, and is due in August 2009.

      We had two standby letters of credit outstanding at March 26, 2004 in the aggregate amount of $1.3 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at March 26, 2004 of approximately $78.9 million due under precious metal consignment-type leases. Although this represents an increase of $18.3 million from the $60.6 million outstanding as of December 26, 2003 it is attributable to higher average silver prices in the early part of 2004. Silver prices have subsequently decreased back to the approximate prices as of December 26, 2003.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. We are currently discussing a new credit facility with a number of banks, and expect to replace the expiring $125.0 million facility with a new facility permitting a similar level of borrowing under terms reflecting current credit market conditions. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free of legal or contractual restrictions, with the exception of approximately $13.0 million of retained earnings as of March 26, 2004 in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad.

New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132 ("SFAS 132R"). SFAS 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for fiscal 2003 year-end financial statements and certain interim disclosures beginning in 2004.

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. We were required to apply FIN 46R to variable interest in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation is not expected to effect on our revenue, operating results, financial position, or liquidity. We do not have any variable interest entities.

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

Risk Factors

Cyclical changes in the markets we serve could result in a significant decrease in demand for our products and reduce our profitability.

      Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. Beginning in late 2000 and continuing into 2003, these markets, particularly the electronics market, experienced a severe worldwide contraction. This contraction resulted in a decrease in demand for our products, as our customers:

      o     canceled many existing orders;

      o     introduced fewer new products; and

      o     worked to decrease their inventory levels.

      The decrease in demand for our products had a significant adverse effect on our operating results and profitability. While these markets have recovered to varying degrees over the last year, we cannot predict the duration or strength of any recovery. Accordingly, we may continue to experience volatility in both our revenues and profits.

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

      We manufacture and assemble some of our products in foreign locations, including the PRC, and Turkey. In addition, approximately 76% of our revenues for the year ended December 26, 2003 were derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

      Risks inherent in doing business internationally may include:

      o     economic and political instability;

      o     expropriation and nationalization;

      o     trade restrictions;

      o     capital and exchange control programs;

      o     transportation delays;

      o     foreign currency fluctuations; and

      o unexpected changes in the laws and policies of the United States or of the countries in which we operate.

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

      We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in foreign countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted or benefited from special tax incentives in other countries including the PRC and Turkey. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not substitute the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use cash held overseas to fund our international operation and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed without sufficient foreign tax credit to offset the U.S. tax liability, resulting in lower earnings and cash flow. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $13.0 million of non-cash retained earnings as of March 26, 2004 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

      We maintain extensive manufacturing operations in the PRC and Turkey, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome or another public health epidemic or other natural disasters, could have a material adverse effect on our business and results of operations.

The unavailability of insurance against certain business risks may adversely affect our future operating results.

      As part of our comprehensive risk management program, we purchase insurance coverage against certain business risks, including but not limited to product recalls, product liability, errors and omissions, and general liability. If any of our insurance carriers discontinues an insurance policy and we cannot find another insurance carrier to write comparable coverage, we may be subject to uninsured losses which may adversely affect our operating results.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 26, 2003.

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

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this periodic report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and the PFO, as appropriate to allow timely decisions regarding required disclosure.

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

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the PEO and PFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the quarterly report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; that is, those control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other internal control matters in the controls evaluation, and where appropriate, to consider what revision, improvement and/or correction to make.

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

Item 1      Legal Proceedings                                               None

Item 2      Changes in Securities and Use of Proceeds                       None

Item 3      Defaults Upon Senior Securities                                 None

Item 4      Submission of Matters to a Vote of Security Holders             None

Item 5      Other Information                                               None

Item 6      Exhibits and Reports on Form 8-K

            (a) Exhibits

                  The Exhibit Index is on page 28.

            (b) Reports On Form 8-K

                We filed a current report on Form 8-K dated January 19, 2004.
                  This report pertains to our press release issued to announce our 2003 results.

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

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended December 26, 2003)

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

10.5 Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of June 20, 2001 (incorporated by reference to Exhibit 10.(a) to the Company's Form 10-Q for the three months ended June 29, 2001).

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

10.14 Letter modification to Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America, N.A. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of March 6, 2003 (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the three months ended March 28, 2003).

10.15 Technitrol Inc. Supplemental Savings Plan (incorporated by reference to
      Exhibit 10.15 to our Form 10-Q for the three months ended September 26,
      2003)

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

                                        Technitrol, Inc.
                                        ----------------------------------------
                                        (Registrant)


April 27, 2004                          /s/ Drew A. Moyer
-------------------------------         ----------------------------------------
(Date)                                  Drew A. Moyer
                                        Vice President, Corporate Controller and
                                        Secretary (duly authorized officer,
                                        principal financial and accounting
                                        officer)