Form 10-Q
period 2004-06-25
TECHNITROL INC
filed 2004-07-30
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 25, 2004, or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________.

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

Common Stock - Shares Outstanding as of July 20, 2004: 40,423,340

(Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable dates.)

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                               June 25,    December 26,
                           Assets                                  2004            2003
                                                                   ----            ----
                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                $ 154,053       $ 143,448
     Trade receivables, net                                     103,929          96,353
     Inventories                                                 70,623          63,086
     Prepaid expenses and other current assets                   17,459          17,435
                                                              ---------       ---------
           Total current assets                                 346,064         320,322

Property, plant and equipment                                   207,132         205,885
     Less accumulated depreciation                              124,099         117,836
                                                              ---------       ---------
           Net property, plant and equipment                     83,033          88,049
Deferred income taxes                                            16,020          12,457
Goodwill and other intangibles, net                             150,789         153,083
Other assets                                                     15,508          14,983
                                                              ---------       ---------
                                                              $ 611,414       $ 588,894
                                                              =========       =========

          Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                   $     143       $     127
     Accounts payable                                            46,958          46,677
     Accrued expenses                                            80,600          73,748
                                                              ---------       ---------
           Total current liabilities                            127,701         120,552

Long-term liabilities:
     Long-term debt, excluding current installments               6,445           6,710
     Other long-term liabilities                                 13,411          12,882

Shareholders' equity:
     Common stock and additional paid-in capital                213,094         209,768
     Retained earnings                                          247,863         232,824
     Deferred compensation                                       (2,762)         (1,342)
     Other comprehensive income                                   5,662           7,500
                                                              ---------       ---------
           Total shareholders' equity                           463,857         448,750
                                                              ---------       ---------
                                                              $ 611,414       $ 588,894
                                                              =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                               Three Months Ended              Six Months Ended
                                                            June 25,        June 27,        June 25,        June 27,
                                                                2004            2003            2004            2003
                                                                ----            ----            ----            ----
Net sales                                                  $ 146,970       $ 125,706       $ 286,577       $ 248,250
Costs and expenses:
     Cost of sales                                           107,378          92,888         208,886         185,011
     Selling, general and administrative expenses             28,436          24,558          56,089          48,292
     Severance and asset impairment expense                    1,484             505           4,341           4,398
                                                           ---------       ---------       ---------       ---------

         Total costs and expenses applicable to sales        137,298         117,951         269,316         237,701
                                                           ---------       ---------       ---------       ---------

Operating profit                                               9,672           7,755          17,261          10,549

Other income (expense):
     Interest expense, net                                      (153)           (257)           (305)
                                                                                                                (544)
     Equity method investment earnings                           257             233             392             505
     Other                                                     1,290            (445)            576            (485)
                                                           ---------       ---------       ---------       ---------

         Total other income (expense)                          1,394            (469)            663            (524)
                                                           ---------       ---------       ---------       ---------

Earnings before taxes                                         11,066           7,286          17,924          10,025

Income taxes                                                   1,792           1,266           2,885           1,371
                                                           ---------       ---------       ---------       ---------

Net earnings                                               $   9,274       $   6,020       $  15,039       $   8,654
                                                           =========       =========       =========       =========

Basic earnings per share                                   $    0.23       $    0.15       $    0.37       $    0.22
                                                           =========       =========       =========       =========

Diluted earnings per share                                 $    0.23       $    0.15       $    0.37       $    0.22
                                                           =========       =========       =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                    Six Months Ended
                                                                            June 25, 2004       June 27, 2003
                                                                            -------------       -------------
Cash flows from operating activities:
Net earnings                                                                    $  15,039           $   8,654
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                                 11,926              11,793
     Tax effect of employee stock compensation                                         --                 123
     Amortization of stock incentive plan expense                                   1,665               1,011
     Severance and asset impairment expense, net of cash payments                   2,800                 600
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                           (8,935)                 96
       Inventories                                                                 (8,412)              6,212
       Prepaid expenses and other current assets                                      890              (3,732)
       Accounts payable and accrued expenses                                        6,274              (5,548)
     Other, net                                                                    (4,233)             (5,023)
                                                                                ---------           ---------
         Net cash provided by operating activities                                 17,014              14,186
                                                                                ---------           ---------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                            (4,050)            (81,926)
     Capital expenditures                                                          (3,866)             (3,499)
     Proceeds from sale of property, plant and equipment                              413                 347
     Foreign currency impact on intercompany lending                                1,882              (5,866)
                                                                                ---------           ---------
         Net cash used in investing activities                                     (5,621)            (90,944)
                                                                                ---------           ---------

Cash flows from financing activities:
     Principal payments of long-term debt, net                                       (322)            (11,794)
     Sale of stock through employee stock purchase plan                               427                 481
                                                                                ---------           ---------
         Net cash provided by (used in) financing activities                          105             (11,313)
                                                                                ---------           ---------

Net effect of exchange rate changes on cash                                          (893)             (1,174)
                                                                                ---------           ---------

Net increase (decrease) in cash and cash equivalents                               10,605             (89,245)

Cash and cash equivalents at beginning of period                                  143,448             205,075
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $ 154,053           $ 115,830
                                                                                ---------           ---------

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                         Six Months Ended June 25, 2004

                                   (Unaudited)
                                  In thousands

                                                                                                  Other
                                                                                       --------------------------
                                                                                                          Accumu-
                                            Common stock and                                          lated other
                                             paid-in capital                            Deferred          compre-       Compre-
                                          ----------------------        Retained         compen-          hensive       hensive
                                          Shares          Amount        earnings          sation           income        income
                                          ------          ------        --------          ------           ------        ------
Balance at December 26, 2003              40,279       $ 209,768       $ 232,824       $  (1,342)      $   7,500
Stock options, awards and related
    compensation                             117           2,909                          (1,420)
Stock issued under employee stock
    purchase plan                             27             417
Currency translation adjustments                                                                         (1,838)      $  (1,838)
Net earnings                                                              15,039                                         15,039
                                                                                                                      ---------
Comprehensive income                                                                                                  $  13,201
                                       ---------       ---------       ---------       ---------       ---------      =========
Balance at June 25, 2004                  40,423       $ 213,094       $ 247,863       $  (2,762)      $   5,662

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

      The results for the six months ended June 25, 2004 and June 27, 2003 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 25, 2004 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132 ("SFAS 132R"). SFAS 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures became effective for fiscal 2003 year-end financial statements and certain interim disclosures in 2004. Adoption of this standard did not have any effect on our revenue, operating results, financial position or liquidity.

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. We were required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. We do not have any variable interests or variable interest entities and the adoption of this interpretation did not have a material effect on our revenue, operating results, financial position, or liquidity.

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

                        Technitrol, Inc. and Subsidiaries

(1)   Accounting Policies, continued

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

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004 we purchased an additional equity interest of 6.8 million outstanding common stock shares in FRE for $8.5 million. This additional investment brings our total investment percentage up to 48%. We maintain an option to acquire up to a 51% interest in FRE at its market value at the time of exercise.

(3)   Severance and asset impairment expense

      In the six months ended June 25, 2004, we accrued $4.3 million for severance and related payments comprised of $2.5 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Germany, $0.8 million related to the termination of manufacturing and support personnel at a facility in France, $0.7 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.3 million for other severances in various locations. The vast majority of these accruals will be utilized by October 1, 2004. We expect to accrue an additional $1.0 million of severance and asset impairment expense in the third quarter of 2004 in connection with the completion of the shutdown of the AMI Doduco facility in France.

      In the six months ended June 27, 2003, we accrued $4.4 million for severance and related payments comprising $1.9 million for the elimination of manufacturing and support positions at AMI Doduco's facility in Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired from Engelhard-CLAL by a subsidiary of AMI Doduco in 2001 and $0.9 million for the elimination of manufacturing and support positions at Pulse, primarily in the United Kingdom, France and Mexico. The majority of these accruals were utilized by the end of the third quarter of 2003.

                        Technitrol, Inc. and Subsidiaries

(3)   Severance and asset impairment expense, continued

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2004 is as follows (in millions):

                                                                          AMI
                                                                       Doduco         Pulse           Total
                                                                       ------         -----           -----
        Balance accrued at December 26, 2003                             $2.1         $1.7            $3.8
        Accrued during the six months ended June 25, 2004                 3.6          0.7             4.3
        Severance and other cash payments                                (2.8)        (0.9)           (3.7)
        Non-cash asset disposals                                         (0.1)         0.1             --
                                                                         ----         ----            ----
        Balance accrued at June 25, 2004                                 $2.8         $1.6            $4.4

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                                                    June 25,     December 26,
                                                                        2004             2003
                                                                        ----             ----
         Finished goods                                              $27,409          $25,326
         Work in process                                              15,942           13,867
         Raw materials and supplies                                   27,272           23,893
                                                                     -------          -------
                                                                     $70,623          $63,086
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

      At June 25, 2004, we had one foreign exchange forward contract outstanding to sell forward approximately 61.5 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days, although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other financial derivative instruments at June 25, 2004. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 256,000 and 141,000 as of June 25, 2004 and June 27, 2003, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 17,000 for the six months ended June 25, 2004. There were approximately 457,000 stock options outstanding for the six months ended June 25, 2004 and approximately 337,000 as of June 27, 2003.

                       Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share, continued

      Earnings per share calculations are as follows (in thousands, except per share amounts):

                                        Three Months Ended           Six Months Ended
                                      June 25,      June 27,      June 25,      June 27,
                                          2004          2003          2004          2003
                                          ----          ----          ----          ----
Net earnings                          $  9,274      $  6,020      $ 15,039      $  8,654
     Basic earnings per share:
         Shares                         40,164        40,062        40,142        40,026
         Per share amount             $   0.23      $   0.15      $   0.37      $   0.22
                                      ========      ========      ========      ========
     Diluted earnings per share:
         Shares                         40,408        40,160        40,364        40,147
         Per share amount             $   0.23      $   0.15      $   0.37      $   0.22
                                      ========      ========      ========      ========

(7)   Business Segment Information

      For the three months ended June 25, 2004 and June 27, 2003 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 26, 2003 to June 25, 2004. In addition, the basis for determining segment financial information has not changed from 2003. Specific segment data are as follows:

                                          Three Months Ended                Six Months Ended
                                        June 25,        June 27,        June 25,        June 27,
Net sales:                                  2004            2003            2004            2003
                                            ----            ----            ----            ----
     Pulse                             $  81,455       $  71,766       $ 158,993       $ 139,646
     AMI Doduco                           65,515          53,940         127,584         108,604
                                       ---------       ---------       ---------       ---------
         Total                         $ 146,970       $ 125,706       $ 286,577       $ 248,250
                                       =========       =========       =========       =========

Earnings before income taxes:
     Pulse                             $   9,771       $   6,997       $  18,441       $  12,553
     AMI Doduco                              (99)            758          (1,180)          (2004)
                                       ---------       ---------       ---------       ---------
         Operating profit                  9,672           7,755          17,261          10,549
     Other income (expense), net           1,394            (469)            663            (524)
                                       ---------       ---------       ---------       ---------
     Earnings before income taxes      $  11,066       $   7,286       $  17,924       $  10,025
                                       =========       =========       =========       =========

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

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for Stock Based Compensation, continued

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net earnings and earnings per basic and diluted share would have been as follows, (in thousands, except per share amounts):

                                                                  Three Months Ended          Six Months Ended
                                                                June 25,     June 27,      June 25,      June 27,
                                                                    2004         2003          2004          2003
                                                                    ----         ----          ----          ----
Net earnings, as reported                                         $9,274       $6,020       $15,039       $ 8,654
Add: Stock-based compensation expense included
  in reported net earnings, net of taxes                             614          327           998           607
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes        (882)        (540)       (1,469)       (1,056)
                                                                  ------       ------       -------       -------
Net earnings adjusted                                             $9,006       $5,807       $14,568       $ 8,205
Basic net earnings per share - as reported                        $ 0.23       $ 0.15       $  0.37       $  0.22
Basic net earnings per share - adjusted                           $ 0.22       $ 0.14       $  0.36       $  0.21
Diluted net earnings per share - as reported                      $ 0.23       $ 0.15       $  0.37       $  0.22
Diluted net earnings per share - adjusted                         $ 0.22       $ 0.14       $  0.36       $  0.21

      At June 25, 2004, we had approximately 457,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the periods ended June 25, 2004 and June 27, 2003, respectively.

(9)   Pension

      In the six months ended June 25, 2004 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.7 million in the six months ended June 25, 2004.

(10)  Subsequent Event

      In July 2004 we purchased an additional equity interest of 6.8 million outstanding common stock shares in Full Rise Electronics Ltd. ("FRE") for $8.5 million. This additional investment brings our total investment percentage up to 48%. We maintain an option to acquire up to a 51% interest in FRE in the future.

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

      From 1997 through 2000, the growth in our consolidated net sales was due in large part to the growth of Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to the Far East, and emergence of strong competitors in the Far East, the pricing environment for Pulse's products has been and remains challenging, preventing total revenue from growing proportionately with unit growth. Pulse has undertaken a series of cost-reduction actions from 2001 through 2004 to optimize its capacity with market conditions.

      Since late 2000 and continuing through late 2003, the market in both North America and Europe for AMI Doduco's products has been weak. The markets in both North America and Europe have begun to recover in 2004. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Over the past two years, our gross margin has been positively impacted by the savings from our various restructuring activities and ongoing cost and expense controls. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco. Pulse's markets are characterized by a relatively short-term product life cycle compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, without significant turnover, and with less frequent variation in the prices of product sold. Most of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco and Pulse's Consumer Division are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include the consumer electronics business of Eldor Corporation and Excelsus.

Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million and this became the Pulse Consumer Division, and is headquartered in Senna Comasco, Italy with production operations in Istanbul and Izmir, Turkey. The Consumer Division business is a leading supplier of flyback transformers to the European television industry. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. It is now a core part of Pulse's telecommunications product division.

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

      Cost Reduction Programs. During 1999 and 2000, the electronic components industries served by Pulse were characterized by unprecedented growth. Beginning in late 2000 and continuing all during 2001 and a significant part of 2002, however, these markets experienced a severe worldwide contraction and many of our customers canceled orders and decreased their level of business activity as a result of lower demand for their end products. Our manufacturing business model for Pulse's non-consumer markets has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. Just as we expanded capacity during 1999 and 2000, we reduced capacity during 2001 and 2002. The Pulse Consumer Division, acquired from Eldor in 2003, however, is capital intensive and therefore more sensitive to volume changes. Generally speaking, since 2003, Pulse's end markets experienced increased unit demand, but the increasing presence of Far Eastern competition also increased pricing pressure, which in turn put pressure on Pulse to reduce selling prices. Unit sales and pricing pressures were, however, not uniform across all product lines, making product mix an important factor in revenue generation. While the electrical contact industry served by AMI Doduco is generally less dependent on volatile technology markets, it too was negatively impacted by general economic trends as reflected in slower non-residential construction spending and reduced capital spending in 2001 and 2002. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. We will also continue to pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment. We have implemented a succession of cost reduction initiatives and programs, summarized as follows:

      During 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. We recorded charges of $3.6 million for these plant closings, comprised of $2.5 million for severance and related payments and $1.1 million for other exit costs. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2001. In this regard, provisions of $6.4 million were recorded during 2001. Termination costs for employees at our Thailand and Malaysian facilities were included in the separate provisions for exiting those facilities. In addition to these terminations, headcount was reduced by approximately 12,300, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the People's Republic of China ("PRC") where severance payments are not necessary. In addition, a charge of $3.5 million was recorded during 2001 to writedown the value of certain Pulse fixed assets to their disposal value.

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

      During 2003, we accrued $9.0 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and the PRC and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2003.

      In 2004, we accrued $4.3 million for severance and related payments comprised of $2.5 million related to the termination of personnel primarily at AMI Doduco's facility in Germany, and $0.7 million related to Pulse's shutdown of a facility in Carlsbad, California, $0.8 million related to AMI Doduco's shutdown of a facility in France, and $0.3 million for other severance in various locations. The vast majority of these accruals will be utilized by October 1, 2004.

      International Operations. As of June 25, 2004, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. An increasing percentage of our sales in recent years have been outside of the United States. In the year ended December 26, 2003, 76% of our net sales were outside of the U.S. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euro. AMI Doduco's and the Pulse Consumer Division's euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of June 25, 2004, we had one foreign currency forward contract outstanding to sell forward approximately 61.5 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

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

Results of Operations

      Three months ended June 25, 2004 compared to the three months ended June 27, 2003

      Net Sales. Net sales for the three months ended June 25, 2004 increased $21.3 million, or 16.9%, to $147.0 million from $125.7 million in the three months ended June 27, 2003. Our sales increase from the comparable period last year was primarily attributable to improvement in the market conditions for both Pulse and AMI Doduco. Pulse's increase in net sales was due to stronger demand in networking, telecommunications, power conversion, military/aerospace and consumer markets. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as early successes in AMI Doduco's efforts to increase its market share, particularly in North America. The sales improvements were offset somewhat by price adjustments related to new long-term contracts with major customers.

      Pulse's net sales increased $9.7 million, or 13.5%, to $81.5 million for the three months ended June 25, 2004 from $71.8 million in the three months ended June 27, 2003. This increase was experienced in Pulse's networking, telecommunications, power conversion, military/aerospace and consumer division markets on a worldwide basis. In addition, sales derived from the consumer division are denominated in euros and therefore experienced a favorable translation effect of a stronger euro in the 2004 period.

      AMI Doduco's net sales increased $11.6 million, or 21.5%, to $65.5 million for the three months ended June 25, 2004 from $53.9 million in the three months ended June 27, 2003. Sales in the 2004 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were marginally higher. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate during 2004 versus the comparable 2003 quarter increased sales by approximately $2.5 million in the three months ended June 25, 2004.

      Cost of Sales. As a result of higher sales, our cost of sales increased $14.5 million, or 15.6%, to $107.4 million for the three months ended June 25, 2004 from $92.9 million for the three months ended June 27, 2003. Our consolidated gross margin for the three months ended June 25, 2004 was 26.9% compared to 26.1% for the three months ended June 27, 2003. Our consolidated gross margin in 2004 was positively affected by better capacity utilization at Pulse and AMI Doduco in 2004 compared to 2003.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 25, 2004 increased $3.9 million, or 15.8%, to $28.4 million, or 19.4% of net sales, from $24.6 million, or 19.5% net of sales for the three months ended June 27, 2003. Increased spending was a result of increased variable costs such as selling commissions, incentives and stock compensation expense, partially offset by restructuring actions that we took over the last year to reduce costs and tighten spending controls. Incentive and stock compensation expense, in particular, was $1.5 million higher in 2004 versus the comparable period in 2003. European expenses that are denominated in euros also translated to a higher level of U.S. dollars at the higher average dollar-to-euro exchange rate in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 25, 2004 and June 27, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                               2004               2003
                                               ----               ----
      Pulse                                   $4,682             $3,575
      Percentage of segment sales                5.8%               5.0%

      AMI Doduco                               $ 976              $ 972
      Percentage of segment sales                1.5%               1.8%

      Higher RD&E spending in 2004 at Pulse includes additional investments in our China Development Center to meet demand from the growing number of China-based customers as well as multinational customers relocating operations to China. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003 and into 2004.

      Interest. Net interest expense was $0.2 million for the three months ended June 25, 2004 compared to net interest expense of $0.3 million for the three months ended June 27, 2003. The average balance of invested cash in 2004 over the comparable period in 2003, was offset somewhat by a lower interest income yield, resulting in slightly lower net interest expense. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2003.

      Other Income. Other income (expense) was $1.3 million of income for the three months ended June 25, 2004 versus $0.4 million of expense for the three months ended June 27, 2003. The increase in 2004 is primarily attributable to $1.1 million gain related to the sale of equity rights arising for the 2001 acquisition of the Engelhard-CLAL electrical contacts business.

      Income Taxes. The effective income tax rate for the three months ended June 25, 2004 was 16.2% compared to 17.4% for the three months ended June 27, 2003. The lower tax rate in 2004 resulted from a lower proportion of income being attributable to high-tax jurisdictions partially offset by the imposition of withholding tax in Turkey related to Pulse's Consumer Division.

      Six months ended June 25, 2004 compared to the six months ended June 27, 2003

      Net Sales. Net sales for the six months ended June 25, 2004 increased $38.3 million, or 15.4%, to $286.6 million from $248.3 million in the six months ended June 27, 2003. Our sales increase from the comparable period last year was attributable to improvement in the markets for both Pulse and AMI Doduco. Pulse's increase in net sales was due to stronger demand in networking, telecommunications, power conversion, military/aerospace and consumer markets. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as early successes in AMI Doduco's efforts to increase its market share, particularly in North America. The sales improvements were offset somewhat by continuing weakness in European automotive market and price adjustments related to new long-term contracts with major customers.

      Pulse's net sales increased $19.3 million, or 13.9%, to $159.7 million for the six months ended June 25, 2004 from $139.6 million in the six months ended June 27, 2003. This increase was experienced in Pulse's networking, telecommunications, power conversion, military/aerospace and consumer division markets on a worldwide basis. In addition, sales derived from the consumer division are denominated in euros and therefore experienced a favorable translation effect of a stronger euro.

      AMI Doduco's net sales increased $19.0 million, or 17.5%, to $127.6 million for the six months ended June 25, 2004 from $108.6 million in the six months ended June 27, 2003. Sales in the 2004 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were flat to down, particularly in the automotive sector. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate during 2004 versus the comparable 2003 six months increased sales by approximately $8.5 million in the six months ended June 25, 2004.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $23.9 million, or 12.9%, to $208.9 million for the six months ended June 25, 2004 from $185.0 million for the six months ended June 27, 2003. Our consolidated gross margin for the six months ended June 25, 2004 was 27.1% compared to 25.5% for the six months ended June 27, 2003. Our consolidated gross margin in 2004 was positively affected by better capacity utilization at Pulse and AMI Doduco in 2004 compared to 2003.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 25, 2004 increased $7.8 million, or 16.2%, to $56.1 million, or 19.6% of net sales, from $48.3 million, or 19.5% net of sales for the six months ended June 27, 2003. Increased spending was a result of increased variable costs such as selling commissions, incentives and stock compensation expense, partially offset by restructuring actions that we took over the last year to reduce costs and tighten spending controls. Incentive and stock compensation expense, in particular, was $2.2 million higher in 2004 versus the comparable period in 2003. European expenses that are denominated in euros also translated to a higher level of U. S. dollars at the higher euro-to-dollar exchange rate in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 25, 2004 and June 27, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                                   2004         2003
                                                   ----         ----
      Pulse                                       $9,289       $6,931
      Percentage of segment sales                    5.8%         5.0%

      AMI Doduco                                  $2,045       $2,019
      Percentage of segment sales                    1.6%         1.9%

      Higher RD&E spending in 2004 at Pulse includes additional investments in our China Development Center. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003 and into 2004.

      Interest. Net interest expense was $0.3 million for the six months ended June 25, 2004 compared to net interest expense of $0.5 million for the six months ended June 27, 2003. The average higher balance of invested cash in 2004 over the comparable period in 2003, was offset somewhat by a lower interest income yield, resulting in slightly lower net interest expense. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2003.

      Other Income. Other income (expense) was $0.6 million of income for the six months ended June 25, 2004 versus $0.5 million of expense for the six months ended June 27, 2003. The increase in 2004 is primarily attributable to $1.1 million gain related to the sale of equity rights arising for the 2001 acquisition of the Engelhard-CLAL electrical contacts business.

      Income Taxes. The effective income tax rate for the six months ended June 25, 2004 was 16.1% compared to 13.7% for the six months ended June 27, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions and an imposition of withholding tax in Turkey related to the consumer division.

Liquidity and Capital Resources

      Working capital as of June 25, 2004 was $218.4 million compared to $199.8 million as of December 26, 2003. This increase was primarily due to the increase in cash and cash equivalents, trade receivables, and inventories, offset slightly by an increase in accrued expenses. Cash and cash equivalents, which is included in working capital, increased from $143.4 million as of December 26, 2003 to $154.0 million as of June 25, 2004.

      Net cash provided by operating activities was $17.0 million for the six months ended June 25, 2004 and $14.2 million in the comparable period of 2003, an increase of $2.8 million. This increase is primarily attributable to higher net earnings during the six months ended June 25, 2004, partially offset by increases in net working capital.

      We present our statement of cash flows using the indirect method as permitted under Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows. Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory, and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business for cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.

      Capital expenditures were $3.9 million during the six months ended June 25, 2004 and $3.5 million in the comparable period of 2003. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

      We used $4.0 million net of cash acquired for acquisitions during the six months ended June 25, 2004. This expenditure related to the acquisition by Pulse of a plastics fabrication operation in the People's Republic of China. We used $81.9 million cash for acquisitions in the comparable period of 2003 related to the acquisition of Eldor. Subsequent to June 25, 2004, we increased our equity interest in FRE to 48%, and may further increase our interest in the future. The additional purchase of FRE common shares in July 2004 cost $8.5 million. We may acquire other businesses or product lines to expand our breadth and scope of operations. We may also exercise our option to expand our investment in FRE during 2004.

      We do not pay cash dividends on our common stock. We currently intend to retain future earnings to finance the growth of our business.

      We entered into a new credit agreement on June 17, 2004 providing for $125.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $125.0 million, which provides for borrowings in multiple currencies including but not limited to U.S. dollars and euros, including individual sub-limits of:

-     a U.S. dollar based swingline loan not to exceed $10.0 million; and

- a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $15.0 million.

      The credit agreement permits us to request one or more increases in the total commitment not to exceed $75.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

      The amounts outstanding under the credit facility in total may not exceed $125.0 million, provided we do not request an increase in total commitment as noted above. In any event, outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes depreciation and amortization (EBITDA) on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility contains covenants specifying a maximum debt to EBITDA ratio, as defined above, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of June 25, 2004, we have no outstanding borrowings under our existing three-year revolving credit agreement.

      We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.175% to 0.300% of the total commitment, depending on our debt to EBITDA ratio, as defined above. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.750% to 1.500% depending on our debt to EBITDA ratio, as defined above. Each of our domestic subsidiaries with net worth equal to or greater than $5 million guarantees all obligations incurred under the credit facility.

      We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros.

      We had three standby letters of credit outstanding at June 25, 2004 in the aggregate amount of $1.3 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at June 25, 2004 of approximately $66.3 million due under precious metal consignment-type leases. This represents an increase of $5.7 million from the $60.6 million outstanding as of December 26, 2003 and is attributable to volume increases and to a lesser extent, higher average silver prices during 2004.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, additional borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free of legal or contractual restrictions as of June 25, 2004, with the exception of approximately $13.0 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad.

New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132 ("SFAS 132R"). SFAS 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for fiscal 2003 year-end financial statements and certain interim disclosures in 2004. Adoption of this standard did not have any effect on our revenue, operating results, financial position or liquidity.

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. We were required to apply FIN 46R to variable interest in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. We do not have any variable interests or variable interest entities and the adoption of this interpretation did not have a material effect on our revenue, operating results, financial position, or liquidity.

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

      While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple-ordered components from multiple sources to ensure timely delivery when quoted lead-time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive, a process that we experienced in the recent contraction. Although backlog should not be relied on as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

      o     trade restrictions and disruptions;

      o     capital and exchange control programs;

      o     transportation delays;

      o     foreign currency fluctuations; and

      o unexpected changes in the laws and policies of the United States or of the countries in which we operate.

      In particular, Pulse has substantially all of its non-consumer manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to flexibly adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our business will suffer. The Pulse Consumer Division is headquartered in Italy, with substantially all of its manufacturing operations in Turkey. These operations in Turkey are subject to unique risks, including those associated with continuing Middle East geo-political events.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use cash held overseas to fund our international operation and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed without sufficient foreign tax credit to offset the U.S. tax liability, resulting in lower earnings and cash flow. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $13.0 million of non-cash retained earnings as of June 25, 2004 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

      As part of our comprehensive risk management program, we purchase insurance coverage against certain business risks. If any of our insurance carriers discontinues an insurance policy and we cannot find another insurance carrier to write comparable coverage, we may be subject to uninsured losses which may adversely affect our operating results.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us no further action letters for the remediated areas. We anticipate making additional environmental expenditures in future years to continue our environmental studies, analysis and remediation activities. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results, however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 26, 2003.

Item 4: Controls and Procedures

      As of the end of the period covered by this report ("Evaluation Date"), we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" for purposes of filing reports under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of our management, including our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"). Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this periodic report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and the PFO, as appropriate to allow timely decisions regarding required disclosure.

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

      Based upon an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, our PEO and PFO have concluded that, subject to the inherent limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared. There have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1  Legal Proceedings                                                  None

Item 2  Changes in Securities and Use of Proceeds                          None

Item 3  Defaults Upon Senior Securities                                    None

Item 4  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on May 19, 2004. Messrs. David H. Hofmann, and Edward M. Mazze were elected to a three-year term as directors of the Company. The results of the votes were as follows:

                                        For        Withhold Authority
                                        ---        ------------------
        David H. Hofmann             34,476,260          513,355
        Edward M. Mazze              34,317,575          672,040

        In addition, each of the following directors continued in office after the meeting: Alan E. Barton, John E. Burrows, Jr., Graham Humes, James
        M. Papada, III, and C. Mark Melliar-Smith.

Item 5  Other Information                                                  None

Item 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The Exhibit Index is on page 30.

        (b)   Reports On Form 8-K

              We filed a current report on Form 8-K dated April 19, 2004. This report pertains to our press release issued to announce our first quarter 2004 results.

                                  Exhibit Index

2.1 Share Purchase Agreement, dated as of January 9, 2003, by Pulse Electronics (Singapore) Pte. Ltd. and Forfin Holdings B.V. that are signatories thereto (incorporated by reference to Exhibit 2 to our Form 8-K dated January 10, 2003).

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

10.5 Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of June 17, 2004.

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

10.10(1) Letter Agreement between Technitrol, Inc. and James M. Papada, III dated July 1, 2004

10.11      Form of Indemnity Agreement (incorporated by reference to Exhibit
           10.11 to our Form 10-K for the year ended December 27, 2002).

10.12 Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the three months ended September 26, 2003)

10.13 Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the three months ended March 26, 2003).

10.14 Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the three months ended March 26, 2003).

10.15      Amended and Restated Short-Term Incentive Plan

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

                             Technitrol, Inc.
                             ---------------------------------------------------
                             (Registrant)


July 30, 2004                /s/Drew A. Moyer
-------------------          ---------------------------------------------------
(Date)                       Drew A. Moyer
                             Vice President, Corporate Controller and Secretary
                             (duly authorized officer, principal financial and
                             accounting officer)