Form 10-Q
period 2004-10-01
TECHNITROL INC
filed 2004-11-04
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 1, 2004, or

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

      YES |X|   NO |_|

Common Stock - Shares Outstanding as of October 26, 2004: 40,438,028

(Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.)

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                          October 1,    December 26,
                                Assets                          2004            2003
                                ------                          ----            ----
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                             $ 153,716       $ 143,448
     Trade receivables, net                                  106,935          96,353
     Inventories                                              76,853          63,086
     Prepaid expenses and other current assets                19,361          17,435
                                                           ---------       ---------
           Total current assets                              356,865         320,322

Property, plant and equipment                                228,742         205,885
     Less accumulated depreciation                           129,842         117,836
                                                           ---------       ---------
           Net property, plant and equipment                  98,900          88,049
Deferred income taxes                                         10,555          12,457
Goodwill and other intangibles, net                          162,826         153,083
Other assets                                                   2,552          14,983
                                                           ---------       ---------
                                                           $ 631,698       $ 588,894
                                                           =========       =========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                $     221       $     127
     Short-term debt                                           8,020              --
     Accounts payable                                         44,101          46,677
     Accrued expenses                                         72,755          73,748
                                                           ---------       ---------
           Total current liabilities                         125,097         120,552

Long-term liabilities:
     Long-term debt, excluding current installments            7,628           6,710
     Other long-term liabilities                              13,960          12,882

Minority interest                                             14,107              --

Shareholders' equity:
     Common stock and additional paid-in capital             213,574         209,768
     Retained earnings                                       252,301         232,824
     Deferred compensation                                    (2,283)         (1,342)
     Other comprehensive income                                7,314           7,500
                                                           ---------       ---------
           Total shareholders' equity                        470,906         448,750
                                                           ---------       ---------
                                                           $ 631,698       $ 588,894
                                                           =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                                  Three Months Ended               Nine Months Ended
                                                          October 1,       Sept. 26,      October 1,       Sept. 26,
                                                                2004            2003            2004            2003
                                                                ----            ----            ----            ----
Net sales                                                  $ 146,452       $ 126,260       $ 433,029       $ 374,510
Costs and expenses:
     Cost of sales                                           111,514          92,319         320,400         277,330
     Selling, general and administrative expenses             27,158          24,943          83,247          73,225
     Severance and asset impairment expense                    2,399             998           6,740           5,396
                                                           ---------       ---------       ---------       ---------

         Total costs and expenses applicable to sales        141,071         118,260         410,387         355,961
                                                           ---------       ---------       ---------       ---------
Operating profit                                               5,381           8,000          22,642          18,549

Other income (expense):
     Interest expense, net                                      (100)           (157)           (405)           (701)
     Equity method investment earnings                           395             125             787             630
     Other                                                       200             (87)            776            (572)
                                                           ---------       ---------       ---------       ---------

         Total other income (expense)                            495            (119)          1,158            (643)

Earnings before taxes and minority interest                    5,876           7,881          23,800          17,906

Income taxes                                                   1,297           1,469           4,182           2,840

Minority interest                                               (141)             --            (141)             --
                                                           ---------       ---------       ---------       ---------

Net earnings                                               $   4,438       $   6,412       $  19,477       $  15,066
                                                           =========       =========       =========       =========

Basic earnings per share                                   $    0.11       $    0.16       $    0.48       $    0.38
                                                           =========       =========       =========       =========

Diluted earnings per share                                 $    0.11       $    0.16       $    0.48       $    0.38
                                                           =========       =========       =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                Nine Months Ended
                                                                           October 1,   September 26,
                                                                                 2004            2003
                                                                                 ----            ----
Cash flows from operating activities:
Net earnings                                                                $  19,477       $  15,066
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                             17,862          18,030
     Tax effect of employee stock compensation                                     --             123
     Amortization of stock incentive plan expense                               2,577           1,629
     Minority interest in net earnings of consolidated subsidiary                 141              --
     Severance and asset impairment expense, net of cash payments               1,573             200
     Changes in assets and liabilities, net of effect of acquisitions:

       Trade receivables                                                          164          (1,704)
       Inventories                                                             (8,458)         10,025
       Prepaid expenses and other current assets                                  601          (5,063)
       Accounts payable and accrued expenses                                  (15,004)         (1,267)
     Other, net                                                                   701          (5,892)
                                                                            ---------       ---------
         Net cash provided by operating activities                             19,634          31,965
                                                                            ---------       ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                        (4,844)        (83,840)
     Capital expenditures                                                      (5,434)         (4,931)
     Proceeds from sale of property, plant and equipment                          167             348
     Foreign currency impact on intercompany lending                              321          (5,351)
                                                                            ---------       ---------
         Net cash used in investing activities                                 (9,790)        (93,774)
                                                                            ---------       ---------
Cash flows from financing activities:
     Principal payments of long-term debt, net                                   (238)        (11,082)
     Sale of stock through employee stock purchase plan                           691             928
     Proceeds from exercise of stock options                                       11              --
                                                                            ---------       ---------
         Net cash provided by (used in) financing activities                      464         (10,874)
                                                                            ---------       ---------
Net effect of exchange rate changes on cash                                       (40)         (1,430)
                                                                            ---------       ---------
Net increase (decrease) in cash and cash equivalents                           10,268         (74,113)
Cash and cash equivalents at beginning of period                              143,448         205,075
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $ 153,716       $ 130,962
                                                                            =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                        Nine months Ended October 1, 2004

                                   (Unaudited)
                                  In thousands

                                                                                                   Other
                                                                                               --------------
                                                                                                      Accumu-
                                            Common stock and                                      lated other
                                            paid-in capital                         Deferred          compre-     Compre-
                                        ----------------------        Retained       compen-          hensive     hensive
                                        Shares          Amount        earnings        sation           income      income
                                        ------          ------        --------        ------           ------      ------
Balance at December 26, 2003            40,279       $ 209,768       $ 232,824       $(1,342)         $7,500
Stock options, awards and related
    compensation                           114           3,115                          (941)
Stock issued under employee stock
    purchase plan                           45             691
Currency translation adjustments                                                                        (186)     $  (186)
Net earnings                                                            19,477                                     19,477
                                                                                                                  -------
Comprehensive income                                                                                              $19,291
                                       -------       ---------       ---------       -------          ------      =======
Balance at October 1, 2004              40,438       $ 213,574       $ 252,301       $(2,283)         $7,314

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

      The results for the nine months ended October 1, 2004 and September 26, 2003 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Note that the three months ended October 1, 2004 consisted of fourteen weeks, whereas the three months ended September 26, 2003 consisted of thirteen weeks. Operating results for the nine months ended October 1, 2004 are not necessarily indicative of annual results.

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

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. FIN 46R is required to be applied to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. We do not have any variable interests or variable interest entities and the adoption of this interpretation did not have a material effect on our revenue, operating results, financial position, or liquidity.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)   Acquisitions

      Eldor High Tech Wire Wound Components S.r.L.: In January 2003, we acquired all of the capital stock of Eldor High Tech Wire Wound Components S.r.L. (Eldor), headquartered in Senna Comasco, Italy with production operations in Izmir and Istanbul, Turkey. Eldor produces flyback transformers and switch mode transformers for the European television market. The acquisition was accounted for by the purchase method of accounting. The purchase

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

price was approximately $83.9 million net of cash acquired, plus related acquisition costs and expenses. The fair value of net tangible assets acquired approximated $8.3 million. Based on the fair value of assets acquired, the purchase price allocation included $18.6 million for manufacturing know-how, $6.1 million for customer relationships, $1.5 million for tradename and $21.8 million allocated to goodwill. All of the separately identifiable intangible assets are being amortized, with estimated useful lives of 20 years for manufacturing know-how, 8 years for customer relationships and 2 years for tradename. The purchase price was funded with cash on hand. At closing, Eldor had no funded debt. Eldor has formed the nucleus of a new consumer division at Pulse and is treated as a separate reporting unit for purposes of SFAS 142.

      Full Rise Electronics Co. Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 12, 2004 we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our total investment percentage up to 51%. Accordingly, FRE's operating results are consolidated with ours beginning September 12, 2004. Our net earnings will therefore reflect our proportionate share of FRE's net earnings, after deducting the minority interest due to the minority shareholders. The fair value of the proportionate net tangible assets acquired through September 12, 2004 approximated $29.4 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired, the preliminary allocation of the investment included $4.9 million of identifiable intangibles and $5.3 million of goodwill. These fair value allocations are preliminary, and are subject to adjustment.

(3)   Severance and asset impairment expense

      In the nine months ended October 1, 2004, we accrued $6.7 million for severance and related payments comprised of $3.0 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.5 million related to the termination of manufacturing and support personnel at a facility in France, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.4 million for other severances in various locations. The vast majority of these accruals will be paid by December 31, 2004.

      In the nine months ended September 26, 2003, we accrued $5.4 million for severance and related payments comprising $2.2 million for the elimination of manufacturing and support positions at AMI Doduco's facility in North America and Germany, $1.6 million to finalize the shutdown of a redundant facility in Spain acquired from Engelhard-CLAL by a subsidiary of AMI Doduco in 2001, $1.4 million for the elimination of manufacturing and support positions at Pulse, primarily in the United Kingdom, France and Mexico and $0.2 million for other facility exit costs. The majority of these accruals were utilized by December 26, 2003.

                        Technitrol, Inc. and Subsidiaries

(3)   Severance and asset impairment expense, continued

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2004 as follows (in millions):

                                                                 AMI
                                                              Doduco      Pulse      Total
                                                              ------      -----      -----
      Balance accrued at December 26, 2003                      $2.1       $1.7       $3.8
      Accrued during the nine months ended October 1, 2004       5.6        1.1        6.7
      Severance and other cash payments                         (3.9)      (1.3)      (5.2)
      Non-cash asset disposals/impairments                      (1.4)       0.2       (1.2)
                                                                ----       ----       ----
      Balance accrued at October 1, 2004                        $2.4       $1.7       $4.1
                                                                ====       ====       ====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                                                October 1,   December 26,
                                                                      2004           2003
                                                                      ----           ----
            Finished goods                                         $28,125        $25,326
            Work in process                                         18,835         13,867
            Raw materials and supplies                              29,893         23,893
                                                                   -------        -------
                                                                   $76,853        $63,086
                                                                   =======        =======

(5)   Derivatives

      We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At October 1, 2004, we had one foreign exchange forward contract outstanding to sell forward approximately 60.9 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days, although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at October 1, 2004. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 211,000 and 119,000 as of October 1, 2004 and September 26, 2003, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such common share equivalent amounts were approximately 10,000 for the nine months ended October 1, 2004. There were approximately 435,000 stock options outstanding for the nine months ended October 1, 2004 and approximately 330,000 as of September 26, 2003.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share, continued

      Earnings per share calculations are as follows (in thousands, except per share amounts):

                                             Three Months Ended                 Nine Months Ended
                                        October 1,     September 26,      October 1,     September 26,
                                              2004              2003            2004              2003
                                              ----              ----            ----              ----
Net earnings                               $ 4,438           $ 6,412         $19,477           $15,066
     Basic earnings per share:
        Shares                              40,204            40,072          40,163            40,042
        Per share amount                   $  0.11           $  0.16         $  0.48           $  0.38
                                           =======           =======         =======           =======

     Diluted earnings per share:
        Shares                              40,439            40,170          40,387            40,154
        Per share amount                   $  0.11           $  0.16         $  0.48           $  0.38
                                           =======           =======         =======           =======

(7)   Business Segment Information

      For the three months ended October 1, 2004 and September 26, 2003 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 26, 2003 to October 1, 2004, other than the inclusion of FRE's financial results with ours which occurred in connection with our obtaining a 51% ownership interest on September 12, 2004. In addition, the basis for determining segment financial information has not changed from 2003. Specific segment data is as follows:

                                              Three Months Ended                     Nine Months Ended
                                         October 1,      September 26,         October 1,      September 26,
Net sales:                                     2004               2003               2004               2003
                                               ----               ----               ----               ----
     Pulse                                $  77,374          $  74,877          $ 236,367          $ 214,523
     AMI Doduco                              69,078             51,383            196,662            159,987
                                          ---------          ---------          ---------          ---------
         Total                            $ 146,452          $ 126,260          $ 433,029          $ 374,510
                                          =========          =========          =========          =========
Earnings before income taxes:
     Pulse                                $   5,935          $   7,643          $  24,376          $  20,196
     AMI Doduco                                (554)               357             (1,734)            (1,647)
                                          ---------          ---------          ---------          ---------
         Operating profit                     5,381              8,000             22,642             18,549
     Other income (expense), net                495               (119)             1,158               (643)
                                          ---------          ---------          ---------          ---------
     Earnings before income taxes
       and minority interest              $   5,876          $   7,881          $  23,800          $  17,906
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

      As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option awards and employee stock purchase plan awards prior to fiscal 2003.

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for Stock Based Compensation, continued

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net earnings and earnings per basic and diluted share would have been as follows, (in thousands, except per share amounts):

                                                                    Three Months Ended                 Nine Months Ended
                                                                 October 1,   September 26,       October 1,    September 26,
                                                                       2004            2003             2004             2003
                                                                       ----            ----             ----             ----
Net earnings as reported                                             $4,438          $6,412          $19,477          $15,066
Add: Stock-based compensation expense included
  in reported net earnings  net of taxes                                548             372            1,546              978
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes           (664)           (565)          (2,096)          (1,621)
                                                                     ------          ------          -------          -------
Net earnings adjusted                                                $4,322          $6,219          $18,927          $14,423
Basic net earnings per share - as reported                           $ 0.11          $ 0.16          $  0.48          $  0.38
Basic net earnings per share - adjusted                              $ 0.11          $ 0.16          $  0.47          $  0.36
Diluted net earnings per share - as reported                         $ 0.11          $ 0.16          $  0.48          $  0.38
Diluted net earnings per share - adjusted                            $ 0.11          $ 0.15          $  0.47          $  0.36

      At October 1, 2004, we had approximately 435,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for the periods ended October 1, 2004 and September 26, 2003, respectively.

(9)   Pension

      In the nine months ended October 1, 2004 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $1.1 million in the nine months ended October 1, 2004, and is expected to be approximately $1.4 million for the full fiscal year in 2004.

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

      Impairment of Goodwill and Other Intangibles. We assess the carrying cost of goodwill and intangible assets with indefinite lives on an annual basis and between annual tests in certain circumstances. Impairment of goodwill or other intangible assets and a resulting charge to earnings may occur as a result of changes in demand or other factors we may not control or by a change in the underlying assumptions used in valuing such assets, such as cost of capital. In addition, in response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangibles.

      Severance and Asset Impairment Expense. Our restructuring activities are designed to reduce both our fixed and variable costs, particularly in response to the on-going price competition in both segments. These costs include the consolidation of facilities, contract termination and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our current earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

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

      Since late 2000 and continuing through late 2003, the market in both North America and Europe for AMI Doduco's products has been weak. The markets in both North America and Europe began to recover in 2004. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

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

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Recent examples of these acquisitions include the consumer electronics business of Eldor Corporation and Excelsus. In addition, we acquired a controlling interest in Full Rise Electronics, Ltd. in 2004. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million and this became the Pulse Consumer Division, and is headquartered in Senna Comasco, Italy with production operations in Istanbul and Izmir, Turkey. The Consumer Division business is a leading supplier of flyback transformers to the European television industry. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories. It is now a core part of Pulse's telecommunications product division.

      Similarly, AMI Doduco has made a number of acquisitions over the years. For example, in January 2001, AMI Doduco acquired the electrical contact and materials business of Engelhard-CLAL, a manufacturer of electrical contacts, wire and strip contact materials and related products. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

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

      In 2004, we accrued $6.7 million for severance and related payments comprised of $3.0 million related to the termination of personnel primarily at AMI Doduco's facility in Germany, and $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California, $2.5 million related to AMI Doduco's shutdown of a facility in France, and $0.4 million for other severance in various locations. The vast majority of these accruals will be utilized by December 31, 2004.

      International Operations. As of October 1, 2004, we had manufacturing operations in 9 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. An increasing percentage of our sales in recent years have been outside of the United States. In the year ended December 26, 2003, 76% of our net sales were outside of the U.S. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European sales are denominated primarily in euro. AMI Doduco's and the Pulse Consumer Division's euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If an increasing percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of October 1, 2004, we had one foreign currency forward contract outstanding to sell forward approximately 60.9 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers except in the case of AMI Doduco's entity in the PRC which owns its precious metals. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

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

Results of Operations

      Three months ended October 1, 2004 compared to the three months ended September 26, 2003

      Net Sales. Net sales for the three months ended October 1, 2004 increased $20.2 million, or 16.0%, to $146.5 million from $126.3 million in the three months ended September 26, 2003. Our sales increase was primarily attributable to favorable foreign currency translation, higher silver prices, and the inclusion of FRE sales in our consolidated financial statements from the time we acquired a controlling interest on September 12, 2004. Sales also benefited from improved market conditions for AMI Doduco, and its continued success in increasing market share, particularly in North America.

      Pulse's net sales increased $2.5 million, or 3.3%, to $77.4 million for the three months ended October 1, 2004 from $74.9 million in the three months ended September 26, 2003. The increase in sales was primarily attributable to the inclusion of $2.2 million of FRE net sales in our consolidation from the time we acquired a controlling interest on September 12, 2004. Pulse had sales gains in the networking, power conversion, and military/aerospace markets, whereas the telecommunications market was down significantly. In addition, sales from the consumer division, (which are denominated in euros) were down in local currencies, although this was partially offset by the favorable translation effect of a stronger euro in the 2004 period.

      AMI Doduco's net sales increased $17.7 million, or 34.4%, to $69.1 million for the three months ended October 1, 2004 from $51.4 million in the three months ended September 26, 2003. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate increased sales by approximately $3.7 million in the three months ended October 1, 2004 versus the comparable 2003 quarter. Sales in the 2004 period also reflect improving demand and increases in market share in North America, particularly in the commercial and industrial markets, whereas European markets were marginally higher in local currencies.

      Cost of Sales. As a result of higher sales, our cost of sales increased $19.2 million, or 20.8%, to $111.5 million for the three months ended October 1, 2004 from $92.3 million for the three months ended September 26, 2003. Our consolidated gross margin for the three months ended October 1, 2004 was 23.9% compared to 26.9% for the three months ended September 26, 2003. Our consolidated gross margin was negatively affected by a higher proportion of sales arising from AMI Doduco, in that AMI Doduco typically earns lower gross margins than Pulse. In addition, gross margins were negatively affected by lower capacity utilization at Pulse in the three months ended October 1, 2004 compared to the three months ended September 26, 2003. Cost of sales was also negatively affected by margin pressure resulting from lower average weekly revenues at Pulse that was compounded by the unusual fourteen-week duration of the third quarter, with its extra week of fixed costs in the 2004 quarter. Also, the 2004 quarter included a four-week-long diversion of resources in Pulse's consumer division due to a customer's rejection of a large shipment of television transformers (which were re-tested and found to be satisfactory) and that customer's temporary refusal to accept new shipments of these products. At AMI Doduco, cost of sales was negatively affected by a one time inventory write-off of $0.5 million in connection with the shutdown of a facility in France, and the disruptive effects of hurricanes and tropical storms on AMI Doduco's facility in Luquillo, Puerto Rico and its overall North American supply chain. While the impact of these disruptions is difficult to quantify, we believe that the negative effect on operations during the quarter was significant.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended October 1, 2004 increased $2.2 million, or 8.9%, to $27.2 million, or 18.5% of net sales, from $24.9 million, or 19.8% net of sales for the three months ended September 26, 2003. Increased spending was a result of the inclusion of approximately three weeks of FRE expenses in our consolidated financial statements, increased fixed costs such as salaries, attributable to the extra week in the 2004 period, and higher variable costs such as selling commissions and stock compensation expense. Partially offsetting the higher spending were lower incentive compensation expense and the favorable effects of restructuring actions that we took over the last year to reduce costs and tighten spending controls. European expenses that are denominated in euros were also translated to a higher level of U.S. dollars at the higher average dollar-to-euro exchange rate in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended October 1, 2004 and September 26, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                            2004            2003
                                            ----            ----
      Pulse                               $4,846          $3,693
      Percentage of segment sales            6.2%            4.9%

      AMI Doduco                          $1,066          $  956
      Percentage of segment sales            1.5%            1.9%

      Higher RD&E spending in 2004 at Pulse includes additional investments in our China Development Center, the effect of the extra week of fixed expenses in the 2004 period and higher U.S. dollar reported spending of RD&E expenses incurred in euros. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003 and into 2004.

      Interest. Net interest expense was $0.1 million for the three months ended October 1, 2004 compared to net interest expense of $ 0.2 million for the three months ended September 26, 2003. The higher average balance of invested cash in 2004 versus the comparable period in 2003, at a higher interest income yield, resulted in slightly lower net interest expense. Recurring aggregate components of interest expense such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2003.

      Other Income. Other income was $0.2 million for the three months ended October 1, 2004 versus $0.1 million of expense for the three months ended September 26, 2003.

      Equity Earnings in Minority-Owned Investments. Equity earnings in minority-owned investments were $0.4 million of income for the three months ended October 1, 2004 versus $0.1 million of income for the three months ended September 26, 2003. Given that we acquired control of FRE on September 12, 2004 and will be consolidating FRE's results prospectively from the date we acquired control, we will no longer reflect equity earnings from FRE. Rather, the full consolidation of FRE and related elimination of the minority interest will be reflected in our financial statements.

      Income Taxes. The effective income tax rate for the three months ended October 1, 2004 was 22.1% compared to 18.6% for the three months ended September 26, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions, as well as the impact of non-deductible restructuring costs in 2004 in high-tax jurisdictions.

      Minority Interest. Minority interest was $0.1 million of expense for the three months ended October 1, 2004. Since we acquired control of FRE on September 12, 2004 and will be consolidating FRE's results prospectively from the date we acquired control, the net earnings attributable to the minority interest were reflected in minority interest expense in the three months ended October 1, 2004.

Nine months ended October 1, 2004 compared to the nine months ended September 26, 2003

      Net Sales. Net sales for the nine months ended October 1, 2004 increased $58.5 million, or 15.6%, to $433.0 million from $374.5 million in the nine months ended September 26, 2003. Our sales increase from the comparable period last year was attributable to improvement in the markets for both Pulse and AMI Doduco. Pulse's increase in net sales was due to stronger demand in networking, power conversion, military/aerospace and consumer markets. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as early successes in AMI Doduco's efforts to increase its market share, particularly in North America.

      Pulse's net sales increased $21.8 million, or 10.2%, to $236.4 million for the nine months ended October 1, 2004 from $214.5 million in the nine months ended September 26, 2003. This increase was experienced in Pulse's networking, telecommunications, power conversion, military/aerospace and consumer division markets on a worldwide basis. Sales derived from the consumer division (which are denominated in euros) decreased in local currency, although this was offset by the favorable translation effect of a stronger euro in 2004, after translating the consumer division's sales in to U.S. Dollars. To a lesser extent, Pulse sales also benefited from the inclusion of FRE sales in our consolidation from the time we acquired a controlling interest on September 12, 2004.

      AMI Doduco's net sales increased $36.7 million, or 22.9%, to $196.7 million for the nine months ended October 1, 2004 from $160.0 million in the nine months ended September 26, 2003. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate during 2004 versus the comparable nine-month period in 2003 had the effect of increasing reported sales by approximately $12.2 million. Sales in the 2004 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were flat. The sales improvements were partially offset by continuing weakness in European automotive market and price adjustments related to new long-term contracts with major customers.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $43.1 million, or 15.5%, to $320.4 million for the nine months ended October 1, 2004 from $277.3 million for the nine months ended September 26, 2003. Our consolidated gross margin for the nine months ended October 1, 2004 was 26.0%, the same as the nine months ended September 26, 2003. Our consolidated gross margin was positively affected by higher capacity utilization at Pulse and AMI Doduco in the first six months of 2004 compared to 2003. However, gross margins were negatively affected by lower capacity utilization at Pulse in the third quarter of 2004 compared to 2003.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended October 1, 2004 increased $10.0 million, or 13.7%, to $83.2 million, or 19.2% of net sales, from $73.2 million, or 19.6% net of sales for the nine months ended September 26, 2003. Increased spending was a result of increased variable costs such as selling commissions and stock compensation expense, partially offset by restructuring actions that we took over the last year to reduce costs and tighten spending controls. Stock compensation expense, in particular, was $1.0 million higher in 2004 versus the comparable period in 2003. European expenses that are denominated in euros were also translated to a higher level of U. S. dollars at the higher euro-to-dollar exchange rate in 2004. Increased spending was also a result of the inclusion of FRE expenses in our consolidation and increased fixed costs such as salaries due to the extra week in the 2004 period.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended October 1, 2004 and September 26, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                                  2004               2003
                                                  ----               ----
      Pulse                                    $14,135            $10,624
      Percentage of segment sales                  6.0%               5.0%

      AMI Doduco                               $ 3,111            $ 2,974
      Percentage of segment sales                  1.6%               1.9%

      Higher RD&E spending in 2004 at Pulse includes additional investments in our China Development Center, the effect of the extra week of fixed expenses in the 2004 period and higher U.S. dollar reported spending of RD&E expenses incurred in euros. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2003 and into 2004.

      Interest. Net interest expense was $0.4 million for the nine months ended October 1, 2004 compared to net interest expense of $0.7 million for the nine months ended September 26, 2003. The average higher balance of invested cash in 2004 over the comparable period in 2003, at a similar interest income yield, resulting in slightly lower net interest expense. Recurring aggregate components of interest expense, such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2003.

      Other Income. Other income (expense) was $0.8 million of income for the nine months ended October 1, 2004 versus $0.6 million of expense for the nine months ended September 26, 2003. The increase in 2004 is primarily attributable to $1.1 million gain related to the sale of equity rights arising for the 2001 acquisition of the Engelhard-CLAL electrical contacts business.

      Equity Earnings in Minority-Owned Investments. Equity earnings in minority-owned investments were $0.8 million of income for the nine months ended October 1, 2004 versus $0.6 million of income for the three months ended September 26, 2003. Since we acquired control of FRE on September 12, 2004 and will be consolidating FRE's results prospectively from the date we acquired control, we will no longer reflect equity earnings from FRE. Rather, the full consolidation of FRE and related elimination of the minority interest will be reflected in our financial statements.

      Income Taxes. The effective income tax rate for the nine months ended October 1, 2004 was 17.6% compared to 15.9% for the nine months ended September 26, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions and the impact of non-deductible restructuring expenses in high-tax jurisdictions.

      Minority Interest. Minority interest was $0.1 million of expense for the nine months ended October 1, 2004. Since we acquired control of FRE on September 12, 2004 and will be consolidating FRE's results prospectively from the date we acquired control, the net earnings attributable to the minority interest were reflected in minority interest expense in the nine months ended October 1, 2004.

Liquidity and Capital Resources

      Working capital as of October 1, 2004 was $231.8 million compared to $199.8 million as of December 26, 2003. This increase was primarily due to the increase in cash and cash equivalents, trade receivables, and inventories, and decrease in accounts payable and accrued expenses. Cash and cash equivalents, which is included in working capital, increased from $143.4 million as of December 26, 2003 to $153.7 million as of October 1, 2004.

      Net cash provided by operating activities was $19.6 million for the nine months ended October 1, 2004 and $32.0 million in the comparable period of 2003, a decrease of $12.4 million. This decrease is primarily attributable to increases in net working capital which more than offset higher net earnings. The increase in working capital was primarily caused by an increase in inventory and a decrease in accounts payable and accrued expenses during the nine months ended October 1, 2004. This increase in inventory and decrease in accounts payable was attributable to the sales decrease the three months ended October 1, 2004 versus the immediately preceding three months ended June 25, 2004.

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

      Capital expenditures were $5.4 million during the nine months ended October 1, 2004 and $4.9 million in the comparable period of 2003. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

      We used $16.6 million for acquisitions during the nine months ended October 1, 2004. The current year expenditures related to the acquisition by Pulse of a plastics fabrication operation in the People's Republic of China for $3.6 million and an additional equity investment in FRE for $13.0 million. Offsetting the cash paid for FRE in the current year was $11.7 million of cash held by FRE that is now included in our consolidated financial statements. We used $83.9 million cash for acquisitions in the comparable period of 2003, primarily for the purchase of Eldor's consumer electronics division in January 2003. We may acquire other businesses or product lines to expand our breadth and scope of operations.

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

      -     a U.S. dollar based swing-line loan not to exceed $10.0 million; and

      - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $15.0 million.

      The credit agreement permits us to request one or more increases in the total commitment not to exceed $75.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

      The total amount outstanding under the credit facility may not exceed $125.0 million, provided we do not request an increase in total commitment as noted above. In any event, outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes depreciation and amortization (EBITDA) on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility contains covenants specifying a maximum debt to EBITDA ratio, as defined above, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of October 1, 2004, we have no outstanding borrowings under our existing three-year revolving credit agreement.

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

      We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim in Germany, for the borrowing of approximately 5.1 million euros.

      At October 1, 2004, we included $9.2 million of outstanding debt of FRE in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $12.2 million in U.S. dollar equivalents as of October 1, 2004.

      We had three standby letters of credit outstanding at October 1, 2004 in the aggregate amount of $1.3 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at October 1, 2004 of approximately $81.3 million due under precious metal consignment-type leases. This represents an increase of $20.7 million from the $60.6 million outstanding as of December 26, 2003 and is attributable to volume increases and higher average silver prices during 2004.

      We believe that the combination of cash on hand, cash generated by operations and borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or borrowings, or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free of legal or contractual restrictions as of December 26, 2003, with the exception of approximately $13.0 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is for employee welfare programs and is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income taxes on foreign earnings indefinitely invested abroad.

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

      In December 2003, FASB issued Interpretation No. 46 (revised December
2003) Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. FIN 46R is required to be applied to variable interest in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the final interpretation was required to be applied no later than the end of the first reporting period that ends after March 15, 2004. We do not have any variable interests or variable interest entities and the adoption of this interpretation did not have a material effect on our revenue, operating results, financial position, or liquidity.

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

      The decrease in demand for our products had a significant adverse effect on our operating results and profitability. While these markets have recovered to varying degrees, we cannot predict the duration or strength of any recovery. Accordingly, we may continue to experience volatility in both our revenues and profits.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use cash held overseas to fund our international operation and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed without sufficient foreign tax credit to offset the U.S. tax liability, resulting in lower earnings and cash flow. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $13.0 million of non-cash retained earnings as of October 1, 2004 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

      As part of our comprehensive risk management program, we purchase insurance coverage against certain business risks. If any of our insurance carriers discontinues an insurance policy or significantly reduces available coverage and we cannot find another insurance carrier to write comparable coverage, we may be subject to uninsured losses which may adversely affect our operating results.

Environmental liability and compliance obligations may affect our operations and results.

      Our manufacturing operations are subject to a variety of environmental laws and regulations governing:

      o     air emissions;

      o     waste water discharges;

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us no further action letters for the remediated areas. Studies and analysis are ongoing with respect to a ground water issue. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the ground water. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the PEO and PFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the quarterly report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as those control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other internal control matters in the controls evaluation, and where appropriate, to consider what revision, improvement and/or correction to make. In addition, our evaluation of the impact on our controls and procedures of our recent acquisition of a controlling interest in Full Rise Electronics Co., Ltd. is still in process.

      Subject to the matters discussed in the preceding paragraph, and based upon an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, our PEO and PFO have concluded that, subject to the inherent limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared. There has been no change in our internal controls over financial reporting during the quarter ended October 1, 2004, that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1      Legal Proceedings                                               None

Item 2      Changes in Securities and Use of Proceeds                       None

Item 3      Defaults Upon Senior Securities                                 None

Item 4      Submission of Matters to a Vote of Security Holders             None

Item 5      Other Information                                               None

Item 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  The Exhibit Index is on page 31.

            (b)   Reports On Form 8-K

                  We filed a current report on Form 8-K dated July 19, 2004. This report pertains to our press release issued to announce our second quarter 2004 results.

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

10.1(1)     Form of Stock Option Agreement

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

10.5 Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of June 17, 2004. (incorporated by reference to Exhibit
            10.5 to our Form 10-Q for the three months ended June 25, 2004)

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

10.15 Amended and Restated short-term Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q for the three months ended June 25, 2004)

10.16 Amended and Restated Consignment Agreement, dated May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(1) First Amendment to Amended and Restated Consignment Agreement, dated August, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(2) Second Amendment to Amended and Restated Consignment Agreement, dated September 10, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(3) Third Amendment to Amended and Restated Consignment Agreement, dated October 1, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(4) Fourth Amendment to Amended and Restated Consignment Agreement, dated April 14, 1998, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(5) Fifth Amendment to Amended and Restated Consignment Agreement, dated May 2000 by and among AMI Doduco, GmbH formerly known as Albert Thorp Holding GmbH, also known as Doduco GmbH, AMI Doduco Espana, S.A. also known as Doduco Espana, S.A., AMI Doduco Italia, S.R.L., Technitrol, Inc. and Sovereign Bank, as successor in interest to Fleet National Bank, formerly known as Bank Boston N.A., successor by merger with Rhode Island Hospital Trust National Bank.

10.17 Consignment Agreement dated December 18, 1997, among Fleet Precious Metals Inc., Technitrol, Inc. and Advanced Metallurgy, Incorporated.

10.17(1) First Amendment to Consignment Agreement dated June 23, 1998, among Fleet Precious Metals, Inc., Technitrol, Inc. and Advanced Metallurgy, Incorporated.

10.17(2) Second Amendment to Consignment Agreement dated September 25, 2000 among Fleet Precious Metals Inc., Technitrol, Inc. and AMI Doduco, Inc.

10.17(3) Letter Amendment to Consignment Agreement dated December 15, 2003, among Fleet Precious Metals, Inc., Technitrol, Inc., and AMI Doduco, Inc.

10.17(4) Letter Amendment to Consignment Agreement dated January 29, 2004, among Fleet Precious Metals, Inc., Technitrol, Inc. and AMI Doduco, Inc.

10.18 Silver Lease Agreement dated April 9, 1996 between Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy, Inc. and Guarantee dated April 29, 1996 by Technitrol, Inc.

10.18(1) Letter Agreement dated April 9, 1996 between Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy, Inc.

10.18(2) Amendment to Silver Lease Agreement dated February 14, 1997 between Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy Inc.

10.18(3) Amendment to Silver Lease Agreement dated November 3, 1997 between Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy Inc.

10.18(4) Amendment to Silver Lease Agreement dated May 21, 2003 between Standard Chartered Bank Mocatta Bullion - New York and AMI Doduco, Inc.

10.19 Consignment Agreement dated September 24, 2004 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc.

10.20 Unlimited Guaranty dated December 16, 1996 by Technitrol, Inc. in favor of Rhode Island Hospital Trust National Bank.

10.21 Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc.

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

                                          Technitrol, Inc.
                                          -------------------------------------
                                          (Registrant)


November 3, 2004                          /s/Drew A. Moyer
-----------------------                   -------------------------------------
(Date)                                    Drew A. Moyer
                                          Senior Vice President and Chief
                                          Financial Officer (duly authorized
                                          officer, principal financial and
                                          accounting officer)