Form 10-K
period 2004-12-31
TECHNITROL INC
filed 2005-02-28
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _______________

      Commission File No. 1-5375
                             [LOGO]TECHNITROL, INC.

                                TECHNITROL, INC.
               (Exact name of registrant as specified in Charter)

      PENNSYLVANIA                                       23-1292472
(State of Incorporation)                    (IRS Employer Identification Number)

          1210 Northbrook Drive, Suite 470, Trevose, Pennsylvania 19053
               (Address of principal executive offices)         (Zip Code)

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

                                 YES |X|    NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |X|    NO |_|

The aggregate market value of voting stock held by non-affiliates as of June 25, 2004 is $856,550,000 computed by reference to the closing price on the New York Stock Exchange on such date.

                                                  Number of shares outstanding
         Title of each class                            February 25, 2005
         -------------------                            -----------------
Common stock par value $.125 per share                     40,472,629

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be used in connection with the registrant's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

                                TABLE OF CONTENTS

PART I                                                                                                       PAGE
Item 1.     Business                                                                                            3
Item 2.     Properties                                                                                         14
Item 3.     Legal Proceedings                                                                                  15
Item 4.     Submission of Matters to a Vote of Security Holders                                                15

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                              16
Item 6.     Selected Financial Data                                                                            17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations              18
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk                                         28
Item 8.     Financial Statements and Supplementary Data                                                        30
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               30
Item 9a.    Controls and Procedures                                                                            30
Item 9b.    Other Matters                                                                                      31

PART III

Item 10.    Directors and Executive Officers of the Registrant                                                 32
Item 11.    Executive Compensation                                                                             32
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     32
Item 13.    Certain Relationships and Related Transactions                                                     33
Item 14.    Principal Accounting Fees and Services                                                             33

PART IV

Item 15.    Exhibits and Financial Statement Schedule                                                          34
Exhibits                                                                                                       63
Signatures                                                                                                     67

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

      We incorporated in Pennsylvania on April 10, 1947 and we are headquartered in Trevose, PA. Our mailing address is 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, and our telephone number is 215-355-2900. Our website is www.technitrol.com.

Pulse

      Pulse designs and manufactures a wide variety of highly-customized passive magnetics-based electronic components and, through a majority-owned subsidiary, connector products. These components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. These products are often referred to as chokes, inductors, filters and transformers. Pulse sells its products to primarily multinational original equipment manufacturers, contract manufacturers and distributors.

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

            o     power supplies;

            o     routers;

            o     televisions and DVD players;

            o     laptop computers;

            o     video game consoles; and

            o     voice over Internet equipment.

      Pulse's products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design and engineering expertise to meet our customers' constantly evolving needs. We believe that the industries served by Pulse have been, and will continue to be, characterized by ongoing product innovation that will drive the growth in the passive magnetics-based electronic components industry. We sometimes refer to the Pulse business, excluding products made by factories which we acquired in the Eldor acquisition in 2003 and Full Rise Electronics Co. Ltd. ("FRE") acquisition in 2004, as the legacy business of Pulse, or "Pulse legacy".

      Pulse generated $320.2 million, or 55.0% of our revenues, for the year ended December 31, 2004, and $294.1 million, or 57.8% of our revenues, for the year ended December 26, 2003. Note 14 to the Consolidated Financial Statements contains additional segment information.

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

      AMI Doduco generated $262.2 million, or 45.0% of our revenues, for the year ended December 31, 2004, and $215.2 million, or 42.2% of our revenues, for the year December 26, 2003. Note 14 to the Consolidated Financial Statements contains additional segment information.

Products

      Pulse designs and manufactures a wide array of passive magnetics-based electronic components. These products are highly-customized to address our customers' needs. The following table contains a list of some of Pulse's key products:

----------------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                               Application
----------------------------------------------------------------------------------------------------------------------
Discrete Filter or Choke              Separates high and low            Network switches, routers, hubs and personal
                                      frequency signals                 computers
                                                                        Phone, fax and alarm systems used with
                                                                        digital subscriber lines, or DSL
----------------------------------------------------------------------------------------------------------------------
Filtered Connector, which combines    Removes interference, or          Local area networks, or LANs, and wide area
a filter with a connector and stand   noise, from circuitry and         networks, or WANs, equipment for personal
alone connector products              connects electronic applications  computers and video game consoles
----------------------------------------------------------------------------------------------------------------------
Inductor/chip inductor                Regulates electrical current      AC/DC & DC/DC power supplies
                                      under conditions of varying load  Mobile phones and portable devices
----------------------------------------------------------------------------------------------------------------------
Power Transformer                     Modifies circuit voltage          AC/DC & DC/DC power supplies
----------------------------------------------------------------------------------------------------------------------
Signal Transformer                    Limits distortion of signal as    Analog circuitry
                                      it passes from one medium to      Military/aerospace navigation and weapon
                                      another                           guidance systems
----------------------------------------------------------------------------------------------------------------------
Flyback Transformer                   Generates high voltages to        Televisions
                                      illuminate cathode ray picture
                                      tubes
----------------------------------------------------------------------------------------------------------------------

      AMI Doduco designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of AMI Doduco's key products:

------------------------------------------------------------------------------------------------------------------------
          Primary Products                           Function                                Application
------------------------------------------------------------------------------------------------------------------------
Contact prematerial such as wire and   Raw materials                          Made into our customers' and
metal tapes                                                                   competitors' electrical contact parts
------------------------------------------------------------------------------------------------------------------------
Electrical contact parts, either       Complete or interrupt an electrical    Electrical switches, relays, circuit
discrete or affixed to precision       circuit                                breakers and motor controls
stamped parts
------------------------------------------------------------------------------------------------------------------------
Component subassemblies                Integrate contact with precision       Sensors and control devices
                                       stampings and plastic housings
------------------------------------------------------------------------------------------------------------------------

      Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

Sales, Marketing and Distribution

      Pulse and AMI Doduco sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers' needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer's purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers' organizations. This interaction extends throughout a product's life cycle, engendering strong customer relationships. As of December 31, 2004, Pulse had approximately 75 salespeople and 14 sales offices worldwide and AMI Doduco had approximately 35 salespeople and 11 sales offices worldwide.

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

      No customer of either Pulse or AMI Doduco accounted for more than 10% of our consolidated net sales for the year ended December 31, 2004 or the year ended December 26, 2003. Sales to our ten largest customers accounted for 32.3% of net sales for the year ended December 31, 2004 and 30.6% of net sales for the year ended December 26, 2003.

      An increasing percentage of our sales in recent years have been outside of the United States. For the year ended December 31, 2004, 78% of our net sales were outside of the United States. During the year ended December 26, 2003, 76% of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 81% of its net sales for the year ended December 31, 2004 and 77% of its net sales for the year ended December 26, 2003. Sales made by AMI Doduco to its customers outside the United States accounted for 73% of its net sales for the year ended December 31, 2004 and 75% of its net sales for the year ended December 26, 2003.

Development and Engineering

      Our development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers. We work closely with OEMs to identify their design and engineering requirements. We maintain strategically located design centers throughout the world where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Our design process is a disciplined, orderly process that uses a product data management system to track the level of design activity enabling us to manage and improve how our engineers design products, and we typically own the customized designs used to make products.

      Pulse's development and engineering expenditures were $18.4 million for the year ended December 31, 2004, $14.5 million for the year ended December 26, 2003 and $13.9 million for the year ended December 27, 2002. AMI Doduco's development and engineering expenditures were $4.2 million for the year ended December 31, 2004, $4.0 million for the year ended December 26, 2003 and $3.9 million for the year ended December 27, 2002. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

      We believe we are a market leader in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally manufacture some of the products offered by Pulse or AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component operations. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products more efficiently. Increasingly, Pulse's competitors are located in Asia and enjoy very low cost structures and very low cost of capital. Many of these new competitors aggressively seek market share at the expense of profits.

      Competitive factors in the markets for our products include:

            o     price;

            o     product quality and reliability;

            o     global design and manufacturing capabilities;

            o     breadth of product line;

            o     customer service; and

            o     delivery time.

      We believe we compete favorably on the basis of each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our commitment to continually invest in and improve our manufacturing and designing resources and our close relationships with our customers' engineers. The breadth of our product offering provides customers with the ability to satisfy their entire magnetic component or electrical contact needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities reduces our manufacturing costs, enabling us to price our products competitively.

Employees

      As of December 31, 2004, we had approximately 22,800 full-time employees as compared to 18,600 as of December 26, 2003. Of the 22,800 full-time employees, approximately 800 were located in the United States and a small number in the United States were covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People's Republic of China. Such employees numbered approximately 14,000 and 9,800 as of December 31, 2004 and December 26, 2003, respectively. We have not experienced any major work stoppages and consider our relations with our employees to be good.

Raw Materials

      Raw materials necessary for the manufacture of our products include:

            o     precious metals such as silver;

            o     base metals such as copper and brass; and

            o     ferrite cores.

      We do not currently have significant difficulty obtaining any of our raw materials and do not currently anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities and are subject to price volatility. Although we are not dependent on any one particular source of supply, several of our raw materials are only sold by a limited number of suppliers, which may have an adverse effect on the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins or decreased sales if we were unable to pass along the price increase to our customers.

      AMI Doduco uses precious metals, primarily silver, in manufacturing a vast majority of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment arrangements with our suppliers. Leasing and consignment costs have generally been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the effect of fluctuations in the market price associated with owned precious metal. AMI Doduco's terms of sale allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals beginning on page 21.

Backlog

      Our backlog of orders at December 31, 2004 was $75.7 million compared to $65.6 million at December 26, 2003. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that backlog is an accurate indicator of near-term business activity, as Pulse customers may make multiple orders of the same component from multiple sources when lead times are long and may cancel orders when business is weak and inventories are excessive. Moreover, in the last two years, many customers have negotiated vendor managed inventory and other similar consignment type arrangements with us. Orders from these arrangements typically are not reflected in backlog. Similarly, many of AMI Doduco's products are repeat products which are continuously ordered by customers by phone for delivery within several days and such orders generally are not included in backlog.

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

      While our intellectual property is important to us in the aggregate, we do not believe any individual patent, trademark, or license is material to our business or operations.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us no further action letters for the remediated areas except for the solvent disposal area. We expect an action letter on this area upon IDEM's final review of the closure report submitted. Studies and analysis are ongoing with respect to a ground water issue. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the ground water. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Available Information

      We make available free of charge on our website, www.technitrol.com, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and all Board charters, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

      Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. A contraction in demand would result in a decrease in sales of our products, as our customers:

      o     may cancel many existing orders;

      o     may introduce fewer new products; and

      o     may decrease their inventory levels.

      A decrease in demand for our products would have a significant adverse effect on our operating results and profitability. Accordingly, we may experience volatility in both our revenues and profits.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our costs of production.

      The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the need to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers' design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

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

      The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Pulse's products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

An inability to capitalize on our recent or future acquisitions may adversely affect our business.

      In we have completed several acquisitions in recent years. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2002, we recorded a goodwill impairment charge of $15.7 million related to AMI Doduco and a trade name impairment charge of $32.1 million related to Pulse. In 2003, we recorded an equity method investment loss of $8.7 million related to our investment in FRE. In 2004, we recorded an aggregate intangible impairment charge of $18.5 million related to Pulse. The success of any of our acquisitions depends on our ability to:

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

      We have grown rapidly over the last ten years, both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our businesses may suffer.

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

      We use several types of raw materials in the manufacturing of our products, including:

      o     precious metals such as silver;

      o     other base metals such as copper and brass; and

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

      Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by the supply of and the demand for the material. Consignment fees may increase if interest rates or the price of the consigned material increase.

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

      We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales that, in turn, could decrease our operating results and cash flow. In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors manufacturing costs, our products may get more costly than our competitors. Although we engage in limited hedging transactions, including foreign currency contracts, to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

      We manufacture and assemble most of our products in foreign locations, including the Peoples' Republic of China, or PRC, and Turkey. In addition, approximately 78% of our revenues for the year ended December 31, 2004 were derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      Pulse has substantially all of its non-consumer manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Turkey subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

      We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC and Turkey. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense.

      In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write-offs or write-downs and moving expenses as well as certain adverse tax consequences including the loss of specialized tax incentives. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use cash held overseas to fund our international operations and growth, if we encounter a significant domestic need for liquidity, such as paying dividends, that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $14.0 million of non-cash retained earnings as of December 31, 2004 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our business.

      Our success depends upon the continued contributions of our executive officers and management, many of whom have many years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

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

      As part of our comprehensive risk management program, we purchase insurance coverage against certain business risks. If any of our insurance carriers discontinues an insurance policy or significantly reduces available coverage or increases in the deductibles and we cannot find another insurance carrier to write comparable coverage, we may be subject to uninsured losses which may adversely affect our operating results.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us no further action letters for the remediated areas. Studies and analysis are ongoing with respect to a ground water issue. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the ground water. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Item 2 Properties

      We are headquartered in Trevose, Pennsylvania where we lease 8,000 square feet of office space. Through Pulse and AMI Doduco, we operated 25 manufacturing plants in 10 countries as of December 31, 2004. We continually seek to size our operations in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek whenever practical to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

      The following is a list of the locations of our principal manufacturing facilities at December 31, 2004:

                                                                         Approx.
Pulse                                                                 Percentage
                                      Approx.          Owned/           Used For
Location (1)                       Square Ft. (2)      Leased      Manufacturing
------------                       ----------          ------      -------------
Zhuhai, PRC                          326,000           Leased               100%
Ningbo, PRC (3)                      289,000            Owned                80%
Izmir, Turkey                        251,000            Owned                80%
Dongguan, People's Republic
    of China, or PRC                 231,000           Leased               100%
Shenzhen, PRC (3)                     29,000           Leased               100%
Greensboro, Maryland                  20,000            Owned                95%
Istanbul, Turkey                      18,000           Leased                80%
Zhongshan, PRC                        14,000           Leased               100%
Yang Mi, Taiwan                       13,000            Owned                80%
                                      ------
      Total                        1,191,000

(1) In addition to these manufacturing locations, Pulse has 209,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Pulse's headquarters in San Diego, California. In addition, Pulse leases approximately 1,398,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2) Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

(3) Facilities of Full Rise Electronic Co., Ltd. ("FRE"), a majority owned subsidiary, of which we owned 51% at December 31, 2004.

                                                                         Approx.
AMI Doduco                                                            Percentage
                                      Approx.        Owned/             Used For
Location (1)                       Square Ft.        Leased        Manufacturing
------------                       ----------        ------        -------------
Pforzheim, Germany                   490,000          Owned                  70%
Reidsville, North Carolina           260,000          Owned                  60%
Sinsheim, Germany                    222,000          Owned                  60%
Export, Pennsylvania                 115,000         Leased                  80%
Tianjin, PRC                          62,000         Leased                 100%
Luquillo, Puerto Rico                 32,000          Owned                  80%
Madrid, Spain                         32,000          Owned                  90%
Mexico City, Mexico                   25,000         Leased                  80%
Lentate S/Seveso, Italy               23,000         Leased                  90%
Dorog, Hungary                        11,000         Leased                  80%
                                      ------
       Total                       1,272,000

(1) Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

      We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, the manufacturing processes at Pulse facilities maintain a cost structure that is labor intensive and highly variable, except for the Consumer Division manufacturing location in Izmir, Turkey which is highly automated. The labor intensity at legacy Pulse facilities enables us to increase and decrease production rapidly and to contain costs during slower periods, whereas Pulse's manufacturing plant in Izmir, Turkey is highly automated and therefore very sensitive to the volume of production. On the other hand, AMI Doduco's products tend to have longer business cycles, longer time to market and are more capital intensive than legacy Pulse products. As a result, we have automated or mechanized many functions at AMI Doduco facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create higher value added products and at a lower cost.

      Traditionally, our engineers design products to meet our customers' product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer's design.

      The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2004 was between 75% to 85% for Pulse and 75% to 80% for AMI Doduco.

Item 3 Legal Proceedings

      We are a party to various legal proceedings and administrative actions. See Discussion in Note 7 to the Audited Consolidated Financial Statements. We expect lawsuits to arise in the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

      None

                                     Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the ticker symbol "TNL". The following table reflects the highest and lowest sales prices in each quarter of the last two years.

                First           Second             Third           Fourth
              Quarter          Quarter           Quarter          Quarter
              -------          -------           -------          -------

2004 High      $21.85           $23.28            $21.68           $19.91

2004 Low       $17.61           $18.80            $16.80           $16.10

2003 High      $17.65           $18.34            $21.00           $24.43

2003 Low       $13.50           $14.31            $14.95           $19.20

      On December 31, 2004, there were approximately 1,256 registered holders of our common stock, which has a par value of $.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 8 of Notes to Consolidated Financial Statements.

      On April 11, 2002 we completed a follow-on offering of 6,348,000 shares of our common stock. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $0.8 million and an additional paid-in capital increase of $133.9 million.

      After paying a dividend of $0.03375 per share on January 25, 2002 to shareholders of record on January 4, 2002, we discontinued regular quarterly cash dividends on our common stock. On February 2, 2005 we reinstituted the practice of paying a quarterly dividend and announced a dividend of $0.0875 per share, payable April 22, 2005.

      Information as of December 31, 2004 concerning plans under which our equity securities are authorized for issuance are as follows:

                                  Number of shares to be
                                 issued upon exercise of
                                   options or grant of      Weighted average     Number of securities
                                   restricted shares or    exercise price of      remaining available
 Plan Category                    other incentive shares  outstanding options     for future issuance
                                 -----------------------------------------------------------------------
Equity compensation plans
approved by security holders           5,960,000                  $19.24              2,992,471

Equity compensation plans not
approved by security holders                   0                       0                      0

Total                                  5,960,000                  $19.24              2,992,471

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 60,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares, or (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the Employee Stock Purchase Plan was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,992,471 shares remaining available for future issuance, 266,249 shares are attributable to our Restricted Stock Plan, 812,099 shares are attributable to our Employee Stock Purchase Plan, and 14,634 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 6 Selected Financial Data (In Thousands, Except Per Share Data)

                                       2004(f)(g)     2003(e)      2002(C)     2001(d)      2000
                                        --------      --------    ---------    --------    --------
Net sales                               $582,314      $509,247    $ 406,354    $474,199    $664,378
Net earnings (loss)                     $  6,928      $ 11,988    $ (43,537)   $  2,784    $ 99,308
     Earnings(loss) per share:
         Basic                          $    .17      $    .30    $   (1.17)   $    .08    $   3.05
         Diluted                        $    .17      $    .30    $   (1.17)   $    .08    $   3.02
Total assets                            $626,587      $588,894    $ 547,706    $525,020    $520,771
Total long-term debt                    $  7,255      $  6,837    $  16,348    $ 89,129    $ 48,588
Shareholders' equity                    $464,862      $448,750    $ 422,059    $329,231    $324,430
     Net worth per share                $  11.49      $  11.14    $   10.52    $   9.77    $   9.76
Working capital (a)                     $238,898      $199,770    $ 235,579    $189,257    $230,397
     Current ratio                      2.9 to 1      2.7 to 1     3.2 to 1    2.9 to 1    2.7 to 1
Number of shares outstanding:
     Weighted average,
       including common stock
       equivalents                        40,411        40,171       37,581      33,566      32,859
     Year end                             40,448        40,279       40,130      33,683      33,237
Dividends declared per share (b)              --            --           --    $  .1350    $  .1350
Price range per share:
     High                               $  23.28      $  24.43    $   31.40    $  57.00    $  76.13
     Low                                $  16.10      $  13.50    $   12.66    $  19.60    $  19.38

(a) Includes cash and cash equivalents and current installments of long-term debt.

(b) After January 25, 2002, we discontinued paying regular quarterly cash dividends on our common stock. Our last dividend declared was in 2001. On February 2, 2005 we announced the restoration of the practice of paying a quarterly dividend, beginning with a dividend of $0.0875 per share, payable April 22, 2005.

(c) During 2002, we recorded a cumulative effective of accounting change of $15.7 million net of income tax benefit, and a $32.1 million intangible asset impairment, less a $12.8 million tax benefit.

(d) During 2002, our ownership interest in a cost basis method investment increased from approximately 19% to 28%. The initial investment was made in 2001. We have adjusted 2001 to reflect the impact of a change in accounting for this investment from the cost basis method to the equity accounting method, as if this investment were accounted for as an equity method investment since the initial investment.

(e) On January 9, 2003 we purchased Eldor High Tech Wire Wound Components S.r.L. for $83.9 million in cash.

(f) During 2004, we recorded $18.5 million in intangible asset impairments, less a $2.2 million tax benefit.

(g) On September 13, 2004 we acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE"), and began consolidating FRE's results, less a minority interest. Our investment in FRE was previously accounted for under the equity method. Our ownership percentage in FRE was 51% as of December 31, 2004.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 9 through 14.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements on page 41 through 42 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      Inventory Valuation. We carry our inventories at lower of cost or market. We establish inventory provisions to write down excess and obsolete inventory to market value. We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory. In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. Conversely, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.

      Impairment of Goodwill and Other Intangibles. We assess the carrying cost of goodwill and intangible assets with indefinite lives on an annual basis and between annual tests in certain circumstances. This assessment is based on comparing fair value to carrying cost. Fair value is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. Assigning a useful life and periodically reassessing a remaining useful life (for purposes of systematic amortization) is also predicated on various economic assumptions. Our intangible assets are also subject to impairment as a result of other factors such as changing technology, declines in demand that lead to excess capacity and other factors. In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in response to changes in industry or market conditions, which could result in an impairment of goodwill or other intangibles.

      Severance and Asset Impairment Expense. Acquisition-related costs are included in the allocation of the cost of the acquired business. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. We record severance, tangible asset and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. Restructuring costs are recorded based upon our best estimates at the time, such as estimated residual values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we adjust our initial estimates in future periods. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. In the case of other restructuring costs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high.

      Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take in to account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

      Contingency Accruals. During the normal course of business, a variety of issues may arise, which may result in litigation, environmental compliance and other contingent obligations. In developing our contingency accruals we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of exposure. We record contingency accruals when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency accruals should be adjusted. Our evaluation includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims. We could be required to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our estimates were too high.

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

      Prior to 2001, the growth in our consolidated net sales was due in large part to the growth of electronic component markets served by Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to Asia, and emergence of strong competitors in Asia, the pricing environment for Pulse's products has been and remains challenging, preventing total revenue from growing proportionately with unit growth. Pulse has undertaken a series of cost-reduction actions to optimize its capacity with market conditions.

      Since late 2000 and continuing through late 2003, the markets in both North America and Europe for AMI Doduco's products have been weak. The markets in both North America and Europe began to recover in 2004. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco and the Pulse Consumer Division. Pulse's markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco and Pulse's Consumer Division are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories and it is now a core part of Pulse's telecommunications product division. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million, and this became the Pulse Consumer Division headquartered in Italy with production operations in Istanbul and Izmir, Turkey and in the PRC. The Consumer Division is a leading supplier of flyback transformers to the European television industry. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in 2004. FRE is based in the Republic of China (Taiwan) and manufacturers connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. AMI Doduco has also made acquisitions over the years. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

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

      Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. We use economic profit, which we define as operating profit after tax, less our cost of capital. Revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently with analysts and investors, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding and inventory turnover. The continued success of our business is largely dependent on meeting and exceeding our customers' expectations. Therefore, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

      Cost Reduction Programs. Our manufacturing business model for Pulse's non-consumer markets has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. The Pulse Consumer Division, however, is capital intensive and therefore more sensitive to volume changes. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. We will also continue to pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment. We have implemented a succession of cost reduction initiatives and programs, summarized as follows:

      During 2001, we announced the closure of our production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. In addition, headcount was reduced by approximately 12,300, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the People's Republic of China ("PRC"). In addition, a charge was recorded in 2001 to writedown the value of certain Pulse fixed assets to their disposal value.

      During 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We also adopted other restructuring plans during 2002 for personnel reductions. An additional provision was recorded in 2002 related to asset writedowns, relating to primarily Asian-based production equipment that became idle in 2002.

      During 2003, we accrued for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico, the PRC and for other facility exit costs related to Pulse. We accrued for the shutdown of Pulse's manufacturing facility in Mexico and to write down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued for the elimination of certain manufacturing positions principally located in North America and Germany and to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001.

      During 2004, we accrued for the termination of personnel at AMI Doduco's facility in Germany; for Pulse's shutdown of a facility in Carlsbad, California; to reduce capacity at a Pulse facility in the PRC; to shutdown AMI Doduco's facility in France; and for other severance in various locations.

      International Operations. As of December 31, 2004, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years have been outside of the United States. In the year ended December 31, 2004, 78% of our net sales were outside of the U.S. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European and Pulse's Consumer Division sales are denominated primarily in euro, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of December 31, 2004, we had one foreign currency forward contract outstanding to sell forward approximately 58.8 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

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

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the People's Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, inside and outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist. Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $333.0 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 2004, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $96.0 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be repatriated.

Results of Operations

Year ended December 31, 2004 compared to the year ended December 26, 2003

      Net Sales. Net sales for the year ended December 31, 2004 increased $73.1 million, or 14.3%, to $582.3 million from $509.2 million in the year ended December 26, 2003. Our sales increase from the comparable period last year was attributable to improvement in the markets for Pulse in the first half of the year, and for AMI Doduco throughout the year. Pulse's increase in net sales also reflects the inclusion of Full Rise Electronic Co., Ltd. ("FRE") net sales from the time we acquired a controlling interest in September 2004. Stronger demand in Pulse's networking, power conversion, military/aerospace and consumer division markets was particularly apparent in the first six months of the year. AMI Doduco's increase in net sales was primarily due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as stronger economic growth and successes in AMI Doduco's efforts to increase its market share.

      Pulse's net sales increased $26.1 million, or 8.9%, to $320.2 million for the year ended December 31, 2004 from $294.1 million in the year ended December 26, 2003. Pulse sales benefited from the inclusion of FRE's net sales from the time we acquired a controlling interest in September 2004. Pulse also experienced revenue increases in networking, telecommunications, power conversion, military/aerospace and consumer division markets on a worldwide basis. However, sales derived from the consumer division (which are denominated in euros) were lower in local currency in the 2004 period, although this was offset by the favorable translation effect of a stronger euro in 2004, after translating the consumer division's sales in to U.S. dollars.

      AMI Doduco's net sales increased $47.0 million, or 21.8%, to $262.2 million for the year ended December 31, 2004 from $215.2 million in the year ended December 26, 2003. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-dollar exchange rate during 2004 versus the comparable period in 2003 had the effect of increasing reported sales by approximately $17.6 million. Sales in the 2004 period reflect improving demand in North America and Europe. The sales improvements were partially offset by price adjustments related to new long-term contracts with major customers.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $60.2 million, or 16.0%, to $436.1 million for the year ended December 31, 2004 from $375.9 million for the year ended December 26, 2003. Our consolidated gross margin for the year ended December 31, 2004 was 25.1%, compared with 26.2% in the year ended December 26, 2003. Our consolidated gross margin in 2004 was negatively affected by:

   o AMI Doduco accounting for a higher percentage of sales relative to Pulse, in that AMI Doduco's products typically have a lower gross margin than those of Pulse,

   o  lower average selling prices for most Pulse product lines through 2004;
      and

   o  lower capacity utilization at Pulse in the second half of 2004.

These negative impacts on gross margin were partially offset by the higher capacity utilization at Pulse and AMI Doduco in the first half of 2004 versus the comparable period in 2003.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 31, 2004 increased $10.6 million to $109.8 million from $99.2 million, for the year ended December 26, 2003. As a percentage of net sales, selling, general and administrative expenses was 18.9% in the year ended December 31, 2004 versus 19.5% in the comparable period, or a decrease of 0.6%. Increased spending was a result of increased variable costs such as selling commissions and stock compensation expense due to a higher average share price in 2004, partially offset by restructuring actions that we took over the last year to reduce expenses and tighten spending controls. Selling expense and stock compensation expense, in particular, were $2.8 million and $1.1 million higher, respectively, in 2004 versus the comparable period in 2003. European expenses that are denominated in euros were translated to a higher level of U.S. dollars at the higher euro-to-dollar exchange rate in 2004. Increased spending was also a result of the inclusion of FRE expenses in our consolidated results from the time we acquired a controlling interest in September 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 31, 2004 and December 26, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                                 2004               2003
                                                 ----               ----
          Pulse                                $18,420            $14,439
          Percentage of segment sales             5.8%               4.9%

          AMI Doduco                             4,182             $4,030
          Percentage of segment sales             1.6%               1.9%

      Higher RD&E spending in 2004 at Pulse includes additional investments in our China Development Center, inclusion of FRE RD&E beginning in September 2004 and higher U.S. dollar reported spending of RD&E expenses incurred in euros. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2004 and into 2005.

      Severance and Asset Impairment Expense. Total severance and asset impairment expense for the year ended December 31, 2004 increased $18.8 million, to $27.9 million from $9.0 million for the year ended December 26, 2003. The increase in the 2004 period is attributable to $18.5 million of intangible impairments related to Eldor and Excelsus acquired intangibles, and $0.4 million for other acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product division of the Pulse segment.

      In the year ended December 31, 2004, we accrued $9.0 million for severance and related payments comprised of $3.1 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.7 million related to the termination of manufacturing and support personnel at an AMI Doduco facility in France, $1.5 million to write-down the value of certain Pulse fixed assets to their disposal values, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.9 million for other severances in various locations. The vast majority of these accruals will be utilized by the end of the second quarter in 2005.

      In the year ended December 26, 2003, we accrued $9.0 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and the PRC and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write-down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2004.

      Interest. Net interest expense was $0.3 million for the year ended December 31, 2004 compared to net interest expense of $0.8 million for the year ended December 26, 2003. The average higher balance of invested cash in 2004 over the comparable period in 2003, at a similar interest income yield, resulted in slightly lower net interest expense. Recurring aggregate components of interest expense, such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2003.

      Other Income (Expense). Other income (expense) was $2.0 million of income for the year ended December 31, 2004 versus $0.6 million of expense for the year ended December 26, 2003. The change is attributable to a gain of $1.1 million related to the settlement of equity rights arising from the 2001 acquisition of the Engelhard-CLAL electrical contacts business for the year ended December 31, 2004 and $1.4 million more in foreign exchange losses during the year ended December 26, 2003 compared to 2004.

      Equity Earnings in Minority-Owned Investments. Equity earnings in minority-owned investments were $0.8 million of income for the year ended December 31, 2004 versus an $8.7 million loss for the year ended December 26, 2003. The net loss in 2003 included a $9.3 million charge to the original cost basis of our investment, offset by $0.6 million of equity method investment earnings in 2003. Since we acquired control of FRE in September 2004, we consolidate FRE's results, and we no longer record equity earnings from FRE. Rather, the full consolidation of FRE and related minority interest expense is now reflected in our financial statements.

      Income Taxes. The effective income tax rate for the year ended December 31, 2004 was 31% compared to 20% for the year ended December 26, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions, the impact of non-deductible restructuring expenses in high-tax jurisdictions and the tax effects of intangible asset impairments.

      Minority Interest. Minority interest was $0.7 million of expense for the year ended December 31, 2004. Since the date we acquired control of FRE on September 13, 2004, we began consolidating FRE's results with our own. The net earnings attributable to the minority interest are reflected as minority interest expense in the year ended December 31, 2004.

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

      Pulse's net sales increased $89.5 million, or 43.7%, to $294.1 million for the year ended December 26, 2003 from $204.6 million in the year ended December 27, 2002. Most of the increase is attributable to sales of Eldor since the date of acquisition in January 2003. Increased unit revenues in many Pulse legacy product lines were somewhat offset by our average selling price declines.

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

      Cost of Sales. Our cost of sales increased $66.1 million, or 21.3%, to $375.9 million for the year ended December 26, 2003 from $309.9 million for the year ended December 27, 2002, which did not include Pulse's Consumer Division. Our consolidated gross margin for the year ended December 26, 2003 was 26.2% compared to 23.8% for the year ended December 27, 2002. Our consolidated gross margin was positively affected by:

   o a mix of net sales weighted more toward Pulse, whose products typically have a higher gross margin than those of AMI Doduco,

   o the addition of the Pulse Consumer Division products, which typically have a higher gross margin than AMI Doduco products and some Pulse legacy products, and

   o better capacity utilization and lower per-unit overhead costs at Pulse in 2003 than in 2002.

      These positive impacts on gross margin in 2003 were partially offset by manufacturing inefficiencies at AMI Doduco due to under-utilization of capacity and continued consolidation activities among European, Asian and North American manufacturing facilities.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 26, 2003 increased $9.9 million, or 11.1%, to $99.2 million or 19.5% of net sales, from $89.3 million or 22.0% of net sales, for the year ended December 27, 2002. The increase in the 2003 period compared to the 2002 period is primarily attributable to an increase of $4.2 million in incentive and stock compensation expense reflecting higher levels of profitability, and $2.4 million of intangible asset amortization related to the Eldor acquisition. The addition of Eldor expenses and the higher translated U.S. dollar cost of euro-denominated expenses were partially offset by savings achieved from restructuring actions that we took over the past year to reduce costs and tighten spending.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 26, 2003 and December 27, 2002 respectively, RD&E by segment was as follows (dollars in thousands):

                                                 2003               2002
                                                 ----               ----
          Pulse                                $14,439            $13,892
          Percentage of segment sales             4.9%               6.8%

          AMI Doduco                            $4,030             $3,903
          Percentage of segment sales             1.9%               1.9%

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

      Severance and Asset Impairment Expense. During 2003, we accrued $9.0 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and China and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write-down carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2004.

      During 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We recorded charges of $3.8 million for this plant closing, comprising $1.4 million for severance and related payments and $2.4 million for asset writedowns. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, we recorded provisions of $5.9 million for personnel reductions, and substantially all of the employee severance and related payments in connection with these actions were completed as of December 31, 2004. An additional provision of $7.0 million was recorded in 2002 related to asset writedowns. These assets were primarily Asian-based production equipment which became idle in 2002. During 2002, we also recorded an impairment charge of $32.1 million of the value assigned to the Excelsus tradename, before a $12.8 million tax benefit.

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

      Equity method investment loss. We acquired 19.5% of Full Rise Electronic Co., Ltd. ("FRE") in 2001, and an additional 10% in 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. We recorded a net loss on equity method investments of $8.7 million for the year ended December 26, 2003 compared to equity method investments earnings of $0.3 million for the year ended December 27, 2002. The net loss in 2003 resulted from a $9.3 million charge to the original cost basis of our investment, offset by $0.6 million of equity method investment earnings in 2003. As of December 26, 2003, we maintained an option to acquire a controlling interest in FRE at its market value at the time of exercise which we did exercise in fiscal 2004. See additional information in
Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Working capital as of December 31, 2004 was $238.9 million, compared to $199.8 million as of December 26, 2003. This increase of $39.1 million was primarily due to increases in cash and cash equivalents, trade receivables, and inventories which were partially offset by increases in accounts payable and short-term debt. The inclusion of FRE in our consolidated balance sheet accounted for $12.2 million of the increase in working capital. Cash and cash equivalents, which are included in working capital, increased from $143.4 million as of December 26, 2003 to $156.0 million as of December 31, 2004.

      Net cash provided by operating activities was $33.3 million for the year ended December 31, 2004 and $55.2 million in the comparable period of 2003, a decrease of $21.9 million. This decrease was attributable to working capital increases attributable to higher inventory, lower accounts payable and lower accrued expenses.

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

      Capital expenditures were $11.0 million during the year ended December 31, 2004 and $7.8 million in the comparable period of 2003. The increase of $3.2 million in the 2004 period compared to 2003 was due primarily to higher expenditures at the Pulse Consumer Division and FRE. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $5.1 million for acquisitions during the year ended December 31, 2004, which is net of $11.7 million of cash held by FRE that was included in our consolidated financial statements as of September 13, 2004. The current year expenditures related to the acquisition by Pulse of a plastics fabrication operation in the People's Republic of China for $3.6 million and an additional equity investment in FRE for $13.2 million. We used $83.9 million cash for acquisitions in the comparable period of 2003, primarily for the purchase of Eldor's consumer electronics division in January 2003. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We did not declare or pay cash dividends on our common stock in fiscal 2004 or 2003. On February 2, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on April 22, 2005 to shareholders of record on April 8, 2005. This quarterly dividend is expected to result in a cash payment to shareholders of approximately $3.5 million in the second quarter of 2005. Annualized, the amount of the dividend represents a yield of approximately 2% of the price of one common share at the close of trading on February 1, 2005.

      We entered into a new credit agreement on June 17, 2004 providing for $125.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $125.0 million, which provides for borrowings in multiple currencies including but not limited to U.S. dollars and euros, including individual sub-limits of:

      -     a U.S. dollar-based swing-line loan not to exceed $10.0 million; and

      - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $15.0 million.

      The credit agreement permits us to request one or more increases in the total commitment not to exceed $75.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

      The total amount outstanding under the credit facility may not exceed $125.0 million, provided we do not request an increase in total commitment as noted above. In any event, outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes depreciation and amortization (EBITDA), as defined by the credit agreement, on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility contains covenants specifying a maximum debt-to-EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of December 31, 2004, we have no outstanding borrowings under our existing three-year revolving credit agreement.

      We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.175% to 0.300% of the total commitment, depending on our debt-to-EBITDA ratio, as defined above. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.750% to 1.500%, depending on our debt-to-EBITDA ratio, as defined above. Each of our domestic subsidiaries with net worth equal to or greater than $5 million guarantees all obligations incurred under the credit facility.

      We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros.

      At December 31, 2004, we included $6.7 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $15.5 million in U.S. dollar equivalents as of December 31, 2004. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      We had three standby letters of credit outstanding at December 31, 2004 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at December 31, 2004 of approximately $83.4 million due under precious metal consignment-type leases. This represents an increase of $22.8 million from the $60.6 million outstanding as of December 26, 2003 and is attributable to volume increases and higher average silver prices during 2004.

      As of December 31, 2004, future payments related to contractual obligations were as follows (in thousands):

                                             Amounts due by period
                          Total  Less than 1 year  1 to 3 years   3 to 5 years    Thereafter
                          -----  ----------------  ------------   ------------    ----------
Debt                    $13,972           $ 6,847        $  188        $ 6,937        $    0
Operating leases         26,285             7,613         8,142          3,865         6,665
                        -------           -------        ------        -------        ------
Total                   $40,257           $14,460        $8,330        $10,802        $6,665

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of December 31, 2004, with the exception of approximately $14.0 million of retained earnings primarily in the PRC, that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $14.0 million is $1.8 million of retained earnings of FRE of which we own 51%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited-time 85% dividends-received deduction on the repatriation of certain foreign earnings. This deduction would result in a federal tax rate of approximately 5.25% on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have begun an evaluation of the possible effects of the repatriation provision. For our business, however, we do not expect to be able to complete this evaluation until after the U.S. Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifications. The amount that we are considering for repatriation under this provision ranges from zero to approximately $125.0 million. While we estimate that the related potential range of additional income tax is between zero and $10.1 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from the U. S. Congress. The amount of additional income tax expense would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. As noted above, the AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

      In November 2004, the FASB issued Statement No. 151, Inventory Costs or Amendment of ARB No.43, Chapter 4 ("SFAS 151"). SFAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. SFAS 151 is effective for the beginning of our fiscal 2006. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

Item 7a Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our financial instruments, including cash and cash equivalents and long-term debt, are exposed to changes in interest rates in both the U.S. and abroad. We invest our excess cash in short-term, investment-grade interest-bearing securities. We generally limit our exposure to any one financial institution to the extent practical. Our board has adopted policies relating to these risks and continually monitors compliance with these policies.

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

      The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our foreign debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our long-term debt as of December 31, 2004, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities. We do not hold or issue financial instruments or derivative financial instruments for trading purposes (dollars in thousands):

                                                                                                              Approx.
                                                                                        There-                   Fair
                                        2005      2006       2007       2008      2009  after        Total      Value
                                        ----      ----       ----       ----      ----  ------       -----      -----
Liabilities
Short-term debt
---------------
   Fixed rate:
      U.S. Dollar                      $2,698                                                        $2,698     $2,698
      Taiwan New Dollars(1)            $  933                                                        $  933     $  933
      Renminbi (1)                     $2,087                                                        $2,087     $2,087
      Weighted average interest rate    3.17%

   Variable rate:
      U.S. Dollar                      $1,000                                                        $1,000     $1,000
      Weighted average interest rate    1.92%

Long-term debt
--------------
   Fixed rate:
      Euro (1)                         $  130     $143       $45                 $6,937              $7,255     $7,255
      Weighted average interest rate    9.02%    9.02%      9.02%                 5.65%

(1)   U.S. dollar equivalent

Foreign Currency Risk

      As of December 31, 2004, substantially all of our cash was denominated in U.S. dollars. However, we conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries. We utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there are two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 31, 2004, we had one foreign currency forward contract outstanding to sell forward 58.8 million euro in order to hedge intercompany loans. The term of this contract was 30 days.

      The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under "Liabilities" represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our foreign currency long-term debt as of December 31, 2004, which approximates our fair value at such date after taking into consideration current rates offered to us for similar debt instruments of comparable maturities (dollars in thousands):

                                                                                                         Approx.
                                                                                    There-                  Fair
                                       2005      2006      2007     2008     2009    after     Total       Value
                                       ----      ----      ----     ----     ----    -----     -----       -----
Assets
Cash and equivalents
  Variable rate:
      Euro (1)                        $10,656                                                  $10,656     $10,656
      Other currencies (1)            $ 9,847                                                  $ 9,847     $ 9,847


Liabilities
Short-term debt
   Fixed rate:
      Taiwan New Dollars(1)           $   933                                                  $   933     $   933
      Renminbi(1)                     $ 2,087                                                  $ 2,087     $ 2,087
      Weighted average interest rate    3.17%

   Variable rate:
     U.S. Dollar                      $ 1,000                                                  $ 1,000     $ 1,000
     Weighted average interest rate     3.40%

Long-term debt
  Fixed rate:
     Euro (1)                         $   130     $143       $45           $6,937              $ 7,255     $ 7,255
     Weighted average interest rate     9.02%    9.02%     9.02%            5.65%

(1)   U.S. dollar equivalent

Item 8 Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 35 and 36, and from the consolidated financial statements and supplementary schedule on pages 37 through 62.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9a Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instruction for Form 10-K.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective. On September 13, 2004, the Company acquired additional shares of common stock in Full Rise Electronic Co., Ltd. (FRE) bringing the Company's cumulative ownership to 51%. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, FRE's internal control over financial reporting, as of and for the year ended December 31, 2004. FRE's total assets and total revenues represent 6% and 2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Our independent registered public accounting firm's audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of FRE. Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which is included in this report on page 35.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9b Other Matters

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

      We make available free of charge within the Investor Information section of our Internet website, at www.technitrol.com, and in print to any shareholder who requests, our Statement of Principles Policy and all of our management charters. Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900. We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

      Information as of December 31, 2004 concerning plans under which our equity securities are authorized for issuance are as follows:

                                  Number of shares to be
                                  issued upon exercise of
                                   options or grant of      Weighted average     Number of securities
                                   restricted shares or    exercise price of      remaining available
 Plan Category                    other incentive shares   outstanding options    for future issuance
 -------------                   -----------------------------------------------------------------------
Equity compensation plans
approved by security holders           5,960,000                  $19.24              2,992,471

Equity compensation plans not
approved by security holders                   0                       0                      0

Total                                  5,960,000                  $19.24              2,992,471

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 60,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares or, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,992,471 shares remaining available for future issuance, 266,249 shares are attributable to our Restricted Stock Plan, 812,099 shares are attributable to our Employee Stock Purchase Plan, and 14,634 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 13 Certain Relationships and Related Transactions

      None

Item 14 Principal Accountant Fees and Services

      The disclosure required by this item is incorporated by reference to the section entitled "Audit and Other Fees Paid to Independent Accountants" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Shareholders.

                                     Part IV

Item 15 Exhibits and Financial Statement Schedule

      (a)   Documents filed as part of this report

               Financial Statements

    Reports of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets - December 31, 2004 and December 26, 2003 Consolidated Statements of Operations - Years ended December 31, 2004,
      December 26, 2003 and December 27, 2002
    Consolidated Statements of Cash Flows - Years ended December 31, 2004,
      December 26, 2003 and December 27, 2002
    Consolidated Statements of Changes in Shareholders' Equity - Years ended
      December 31, 2004, December 26, 2003 and December 27, 2002
    Notes to Consolidated Financial Statements

               Financial Statement Schedule

               Schedule II, Valuation and Qualifying Accounts

      (b)   Exhibits

Information required by this item is contained in the "Exhibit Index" found on page 63 through 66 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Technitrol, Inc.:

      We have audited management's assessment, included in the accompanying Management`s Report on Internal Control over Financial Reporting appearing under
Item 9A, that Technitrol, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizaitons of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizaitons of the Treadway Commission (COSO).

      On September 13, 2004, the Company acquired additional shares of common stock in Full Rise Electronics Co. Ltd. ("FRE"), bringing the Company's cumulative ownership to 51%. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, FRE's internal control over financial reporting associated with 6% of the total assets and 2% of the total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FRE.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.


/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Technitrol, Inc.:

      We have audited the consolidated financial statements of Technitrol, Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

      As discussed in Note 11 to the consolidated financial statements, in 2003, the Company changed its method of accounting for equity compensation in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. As discussed in Note 16 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2005

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 31, 2004 and December 26, 2003
                       In thousands, except per share data

                                Assets                                                 2004              2003
                                ------                                                 ----              ----
 Current assets:
     Cash and cash equivalents                                                    $ 155,952         $ 143,448
     Trade receivables, net                                                         109,652            96,353
     Inventories                                                                     77,481            63,086
     Prepaid expenses and other current assets                                       20,917            17,435
                                                                                  ---------         ---------
           Total current assets                                                     364,002           320,322

Property, plant and equipment                                                       233,563           205,885
     Less accumulated depreciation                                                  131,387           117,836
                                                                                  ---------         ---------
           Net property, plant and equipment                                        102,176            88,049
Deferred income taxes                                                                 8,898            12,457
Goodwill and other intangibles, net                                                 148,863           153,083
Other assets                                                                          2,648            14,983
                                                                                  ---------         ---------
                                                                                  $ 626,587         $ 588,894
                                                                                  =========         =========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                                       $     130         $     127
     Short-term debt                                                                  6,717                --
     Accounts payable                                                                48,655            46,677
     Accrued expenses                                                                69,602            73,748
                                                                                  ---------         ---------
           Total current liabilities                                                125,104           120,552

Long-term liabilities:
     Long-term debt, excluding current installments                                   7,125             6,710
     Other long-term liabilities                                                     14,766            12,882

Commitments and contingencies (Note 7)
Minority interest                                                                    14,730                --
Shareholders' equity:
     Common stock: 175,000,000 shares authorized; 40,447,955 and
       40,279,331 outstanding in 2004 and 2003, respectively; $.125
       par value per share and additional paid-in capital                           213,694           209,768

     Retained earnings                                                              239,752           232,824
     Deferred compensation                                                           (1,968)           (1,342)
     Other comprehensive income                                                      13,384             7,500
                                                                                  ---------         ---------
           Total shareholders' equity                                               464,862           448,750
                                                                                  ---------         ---------
                                                                                  $ 626,587         $ 588,894
                                                                                  =========         =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

     Years ended December 31, 2004, December 26, 2003 and December 27, 2002
                       In thousands, except per share data

                                                               2004            2003            2002
                                                               ----            ----            ----
Net sales                                                 $ 582,314       $ 509,247       $ 406,354
Cost of sales                                               436,103         375,929         309,848
                                                          ---------       ---------       ---------
   Gross profit                                             146,211         133,318          96,506
Selling, general and administrative expenses                109,802          99,216          89,286
Severance and asset impairment expense                       27,851           9,051          46,982
                                                          ---------       ---------       ---------
   Operating profit (loss)                                    8,558          25,051         (39,762)
Other (expense) income:
   Interest income                                            1,549           1,134           2,903
   Interest expense                                          (1,888)         (1,958)         (3,005)
   Other, net                                                 2,009            (571)           (580)
   Equity method investment earnings (loss)                     787          (8,660)            300
                                                          ---------       ---------       ---------
Earnings (loss) before taxes, minority interest, and
   cumulative effect of accounting change                    11,015          14,996         (40,144)
Income taxes (benefit)                                        3,432           3,008         (12,345)
Minority interest expense                                       655              --              --
                                                          ---------       ---------       ---------
Net earnings (loss) before cumulative
   effect of accounting change                                6,928          11,988         (27,799)
Cumulative effect of accounting
   change, net of income taxes                                   --              --         (15,738)
                                                          ---------       ---------       ---------
Net earnings (loss)                                       $   6,928       $  11,988       $ (43,537)
                                                          =========       =========       =========
Basic earnings (loss) per share before
    cumulative effect of accounting
    change                                                $     .17       $     .30       $    (.75)
Cumulative effect of accounting
   change, net of income taxes                                   --              --            (.42)
                                                          ---------       ---------       ---------
Basic earnings per share                                  $     .17       $     .30       $   (1.17)
                                                          =========       =========       =========

Diluted earnings (loss) per share
    before cumulative effect of
    accounting change                                     $     .17       $     .30       $    (.75)
Cumulative effect of accounting change, net of
    income taxes                                                 --              --            (.42)
                                                          ---------       ---------       ---------
Diluted earnings (loss) per share                         $     .17       $     .30       $   (1.17)
                                                          =========       =========       =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

     Years ended December 31, 2004, December 26, 2003 and December 27, 2002
                                  In thousands

                                                                                          2004            2003            2002
                                                                                          ----            ----            ----
Cash flows from operating activities:
     Net earnings (loss)                                                             $   6,928       $  11,988       $ (43,537)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  24,188          23,615          19,770
         Tax effect of stock compensation                                                 (117)           (123)            406
         Amortization of stock incentive plan expense                                    3,482           2,114           1,403
         Minority interest in net earnings of consolidated subsidiary                      655              --              --
         Loss on disposal or sale of assets                                                941           1,882           7,027
         Cumulative effect of accounting change, net of taxes                               --              --          15,738
         Intangible asset impairment, net of taxes                                      16,301              --          19,260
         Deferred taxes                                                                 (2,553)         (1,950)         (1,726)
         Severance and asset impairment expense, net of cash payments
           (excluding loss on disposal of assets and intangible asset
           impairments, net of taxes)                                                    1,881           1,841           1,326
         Equity method investment (earnings) loss                                         (787)          8,660            (300)
         Inventory write-downs                                                           6,106           5,936           2,212
         Changes in assets and liabilities, net of effect of acquisitions and divestitures:
              Trade receivables                                                          3,811             617           1,540
              Inventories                                                              (12,106)          4,211           2,978
              Prepaid expenses and other current assets                                    (52)          2,139          (1,007)
              Accounts payable                                                          (7,726)            391           2,987
              Accrued expenses                                                          (5,023)         (5,493)         (5,325)
         Other, net                                                                     (2,624)           (669)         (1,962)
                                                                                     ---------       ---------       ---------

         Net cash provided by operating activities                                      33,305          55,159          20,790
                                                                                     ---------       ---------       ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired of $11,700 and $2,000 in 2004 and 2003,
       respectively                                                                     (5,088)        (83,860)         (6,708)
     Capital expenditures, excluding acquisitions                                      (10,992)         (7,751)         (5,755)
     Proceeds from sale of property, plant and equipment                                 1,001             482           1,695
     Foreign currency impact on intercompany lending                                    (6,407)        (12,235)         (7,124)
                                                                                     ---------       ---------       ---------

         Net cash used in investing activities                                         (21,486)       (103,364)        (17,892)
                                                                                     ---------       ---------       ---------
Cash flows from financing activities:
     Principal payments on long-term debt                                                 (152)        (11,688)        (75,318)
     Long-term borrowings                                                                   39              --              --
     Dividends paid                                                                         --              --          (1,137)
     Exercise of stock options                                                              23              88              --
     Sale of stock through employee stock purchase plan                                    652             951           1,351
     Net proceeds from follow-on offering                                                   --              --         134,700
                                                                                     ---------       ---------       ---------

         Net cash provided by (used in) financing activities                               562         (10,649)         59,596
                                                                                     ---------       ---------       ---------
Net effect of exchange rate changes on cash                                                123          (2,773)            314
                                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                    12,504         (61,627)         62,808
                                                                                                     ---------       ---------
Cash and cash equivalents at beginning of year                                         143,448         205,075         142,267
                                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year                                             $ 155,952       $ 143,448       $ 205,075
                                                                                     =========       =========       =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 31, 2004, December 26, 2003 and December 27, 2002
                       In thousands, except per share data


                                                                                                  Other
                                                                                        -------------------------
                                                                                                          Accumu-
                                                                                                      lated other
                                                 Common stock and                                         compre-       Compre-
                                                 paid-in capital                         Deferred         hensive       hensive
                                                 ---------------           Retained       compen-          income        income
                                              Shares        Amount         earnings        sation          (loss)        (loss)
                                              ------        ------         --------        ------          ------        ------
Balance at December 28, 2001                  33,683       $  70,184       $ 264,373       $(2,430)      $ (2,578)
Stock options, awards and related
    compensation                                  26             392              --         1,253             --
Tax effect of stock compensation                  --             406              --            --             --
Stock issued under employee stock
    purchase plan                                 73           1,351              --            --             --
Follow-on offering                             6,348         134,700              --            --             --
Currency translation adjustments                  --              --              --            --         (1,737)      $ (1,737)
Net loss                                          --              --         (43,537)           --             --        (43,537)
                                                                                                                        --------
Comprehensive loss                                                                                                      $(45,274)
                                           ---------       ---------       ---------       --------      --------       ========
Balance at December 27, 2002                  40,130       $ 207,033       $ 220,836       $(1,177)      $ (4,315)
Stock options, awards and related
    compensation                                  79           1,906              --          (165)            --
Tax effect of stock compensation                  --            (123)             --            --             --
Stock issued under employee stock
    purchase plan                                 70             952              --            --             --
Currency translation adjustments                  --              --              --            --         11,815       $ 11,815
Net earnings                                      --              --          11,988            --             --         11,988
                                                                                                                        --------
Comprehensive income                                                                                                    $ 23,803
                                           ---------       ---------       ---------       --------      --------       ========
Balance at December 26, 2003                  40,279       $ 209,768       $ 232,824       $(1,342)      $  7,500
Stock options, awards and related
    compensation                                 124           3,351              --          (626)            --
Tax effect of stock compensation                  --            (117)             --            --             --

Stock issued under employee stock
    purchase plan                                 45             692              --            --             --
Currency translation adjustments                  --              --              --            --          6,039       $  6,039
Minimum pension liability adjustment              --              --              --            --
                                                                                                             (158)          (158)
Unrealized holding gains on securities            --              --              --            --              3              3
Net earnings                                      --              --           6,928            --             --          6,928
                                                                                                                        --------
Comprehensive income                                                                                                    $ 12,812
                                           ---------       ---------       ---------       --------      --------       ========
Balance at December 31, 2004                  40,448       $ 213,694       $ 239,752       $(1,968)      $ 13,384
                                            ========       =========       =========       =======       ========

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

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write-down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write-down. Inventory provisions are utilized when the actual inventory is physically disposed. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory reserves at December 31, 2004 and December 26, 2003 were $11.1 million and $10.4 million, respectively.

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

Goodwill and Other Intangibles

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. We amortize other intangibles, except those with indefinite lives, on a straight-line basis over 2 to 20 years. We had approximately $126.2 million of goodwill and $22.7 million of other intangibles on our balance sheet as of December 31, 2004. We had approximately $112.9 million of goodwill and $40.2 million of other intangibles, as of December 26, 2003. See Note 2 and Note 16 for additional information regarding goodwill and other intangible assets.

Revenue Recognition

      Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists." Warranties are limited to rework, replacement of products and other normal remedies. We record an allowance for doubtful receivables. Accounts receivable allowances at December 31, 2004 and December 26, 2003 were $1.7 million and $2.9 million, respectively.

Stock-based Compensation

      In 2002, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 2003, we adopted SFAS 123 as amended by SFAS 148. Note 11 presents proforma results of operations as if FASB's Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been used to account for stock-based compensation plans for 2002.

                        Technitrol, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Foreign Currency Translation

      Certain of our foreign subsidiaries use the U.S. dollar as a functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the year of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders' equity.

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

      We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. At December 31, 2004 we had one foreign currency forward contract outstanding to sell forward 58.8 million of euro in order to hedge intercompany loans. At December 26, 2003, we had two foreign exchange contracts in place to sell forward approximately 70.6 million of euro in connection with hedging intercompany loans.

Precious Metal Consignment-type Leases

      We had custody of inventories under consignment-type leases from suppliers of $83.4 million at December 31, 2004 and $60.6 million at December 26, 2003. The increase is the result of volume increase and higher silver prices at December 31, 2004 than at December 26, 2003. We have four consignment-type leases in place for sourcing all precious metals and the related inventory and liability are not recorded on our balance sheet. The agreements are generally one-year in duration and can be extended with annual renewals and either party can terminate the agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 31, 2004 were consignment fees of $1.0 million. These consignment fees were $0.8 million and $1.4 million in the years ended December 26, 2003 and December 27, 2002, respectively.

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

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions

      Full Rise Electronic Co., Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004 we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results are consolidated with our own beginning September 13, 2004. Our net earnings will therefore reflect our proportionate share of FRE's net earnings, after deducting the minority interest due to the minority shareholders. The fair value of the proportionate net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired, the preliminary allocation of the investment included $2.8 million of identifiable intangibles and $9.4 million of goodwill. These fair value allocations are preliminary, and are subject to adjustment.

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

      Had the acquisition of Eldor occurred as of January 1, 2002, unaudited pro forma results would have been (dollars in millions, except per share amounts):

                                                             Year Ended
                                                             ----------
                                                      December 27, 2002
                                                      -----------------
                Pro forma unaudited
                Net sales                                       $ 485.1
                Net earnings                                    $ (40.8)
                Net earnings per common share:
                     Primary                                    $ (1.10)
                     Fully diluted                              $ (1.10)

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

                        Technitrol, Inc. and Subsidiaries

(3)   Financial Statement Details

      The following provides details for certain financial statement captions at December 31, 2004 and December 26, 2003 (in thousands):

                                                            2004            2003
                                                            ----            ----
Inventories:
     Finished goods                                     $ 27,394        $ 25,326
     Work in progress                                     20,312          13,867
     Raw materials and supplies                           29,775          23,893
                                                        --------        --------
                                                        $ 77,481        $ 63,086
                                                        ========        ========
Property, plant and equipment, at cost:
     Land                                               $  4,771        $  3,576
     Buildings and improvements                           44,492          38,825
     Machinery and equipment                             184,300         163,484
                                                        --------        --------
                                                        $233,563        $205,885
                                                        ========        ========
Accrued expenses:
     Income taxes payable                               $ 29,826        $ 30,063
     Accrued compensation                                 15,610          17,613
     Other accrued expenses                               24,166          26,072
                                                        --------        --------
                                                        $ 69,602        $ 73,748
                                                        ========        ========

                        Technitrol, Inc. and Subsidiaries

(4)   Debt

      At December 31, 2004 and December 26, 2003, short-term and long-term debt was as follows (in thousands):

Short-term Debt

Bank Loans                                                                                      2004        2003
                                                                                                ----        ----
     Fixed-rate, (2.1%) secured debt in China (denominated in US Dollars) due 2005            $1,000      $   --

     Fixed-rate, (4.79%) unsecured debt in China (denominated in US Dollars) due 2005            870          --

     Fixed-rate, (1.92%) unsecured debt in China (denominated in US Dollars) due 2005            823          --

     Fixed-rate, (5.54%) unsecured debt in China (denominated in Renminbi) due 2005            1,850          --

     Fixed-rate, (1.90%) unsecured debt in Taiwan (denominated in Taiwan New Dollars)
        due 2005                                                                                 932          --

     Fixed-rate, (5.84%) unsecured debt in China (denominated in Renminbi) due 2005              242          --

     Variable-rate, (1.92%) unsecured debt in China (denominated in US Dollars) due 2005
                                                                                               1,000          --
                                                                                              ------      ------

     Total short-term debt                                                                    $6,717      $   --
                                                                                              ======      ======

Long-term Debt

Bank Loans
     Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due
        August 2, 2009                                                                         6,937       6,367

Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:
     8.20% - 10.32% mortgage notes, due in monthly installments until 2007                       318         470
                                                                                              ------      ------
         Total long-term debt                                                                  7,255       6,837

     Less current installments                                                                   130         127
                                                                                              ------      ------

     Long-term debt excluding current installments                                            $7,125      $6,710
                                                                                              ======      ======

                        Technitrol, Inc. and Subsidiaries

(4)   Debt, continued

      We entered into a new credit agreement on June 17, 2004 providing for $125.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $125.0 million, which provides for borrowings in multiple currencies including but not limited to U.S. dollars and euros, including individual sub-limits of:

      -     a U.S. dollar-based swing-line loan not to exceed $10.0 million; and

      - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $15.0 million.

      The credit agreement permits us to request one or more increases in the total commitment not to exceed $75.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

      The total amount outstanding under the credit facility may not exceed $125.0 million, provided we do not request an increase in total commitment as noted above. In any event, outstanding borrowings are limited to a maximum of three times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement, on a rolling twelve-month basis as of the most recent quarter-end.

      The credit facility contains covenants specifying a maximum debt-to-EBITDA ratio, as defined above, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of December 31, 2004, we have no outstanding borrowings under our existing three-year revolving credit agreement.

      We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.175% to 0.300% of the total commitment, depending on our debt-to-EBITDA ratio, as defined above. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.750% to 1.500%, depending on our debt-to-EBITDA ratio as defined above. Each of our domestic subsidiaries with net worth equal to or greater than $5 million guarantees all obligations incurred under the credit facility.

      Our German subsidiary, AMI Doduco GmbH, has an obligation outstanding under a term loan agreement of approximately 5.1 million euro and the obligation is due in August 2009. We, including several of our subsidiaries, have guaranteed the obligations arising under this term loan agreement.

      At December 31, 2004, we included $6.7 million of outstanding debt of FRE in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $15.5 million in U.S. dollar equivalents as of December 31, 2004. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      Principal payments due within the next five years, based on terms of our debt arrangements, are as follows (in thousands):

                        2005                        $  6,847
                        2006                             143
                        2007                              45
                        2008                              --
                        2009                           6,937
                        Thereafter                        --
                                                    --------
                                                    $ 13,972
                                                    ========

                        Technitrol, Inc. and Subsidiaries

(5)   Research, Development and Engineering Expenses

      Research, development and engineering expenses are included in selling, general and administrative expenses and were $22.6 million, $18.5 million and $17.8 million in 2004, 2003 and 2002, respectively, for continuing operations. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $16.5 million, $13.2 million and $12.1 million in 2004, 2003 and 2002, respectively.

(6)   Income Taxes

      Earnings (loss) before cumulative effect of accounting change and income taxes were as follows (in thousands):

                                       2004              2003              2002
                                       ----              ----              ----
Domestic                           $ (7,595)         $ (7,451)         $(40,044)
Non-U.S                              18,610            22,447              (100)
                                   --------          --------          --------
       Total                       $ 11,015          $ 14,996          $(40,144)
                                   ========          ========          ========

      Income tax (benefit) expense was as follows (in thousands):

Current:                                     2004           2003           2002
                                         --------       --------       --------
       Federal                           $  1,594       $ (3,377)      $    608
       State and local                       (821)          (196)          (775)
       Non-U.S                              5,212          8,531          2,387
                                         --------       --------       --------
                                            5,985          4,958          2,220
Deferred tax (benefit) expense             (2,553)        (1,950)       (14,565)
                                         --------       --------       --------

Net tax (benefit) expense                $  3,432       $  3,008       $(12,345)
                                         ========       ========       ========

      A reconciliation of the statutory federal income tax rate with the effective income tax rate was as follows:

                                                   2004        2003        2002
                                                   ----        ----        ----
Statutory federal income tax rate                    35%         35%         35%
Increase (decrease) resulting from:
       Tax-exempt earnings of subsidiary in
           Puerto Rico                               (5)         (5)          1
       State and local income taxes, net of
           federal tax effect                        (2)         (2)          5
       Non-deductible expenses and other              7          --          --
       Non-U.S. income subject to U.S. income
           tax                                       16          17          (5)
       Foreign                                      (21)        (13)         (8)
       Research and development and other
           tax credits                                1         (12)          3
                                                   ----        ----        ----
Effective tax rate                                   31%         20%         31%
                                                   ====        ====        ====

                        Technitrol, Inc. and Subsidiaries

(6)   Income Taxes, continued

      Deferred tax assets and liabilities included the following (in thousands):

                                                          2004           2003
                                                          ----           ----
Assets:
       Inventories                                    $  1,096       $    871
       Plant and equipment                               1,706          2,418
       Vacation pay and other compensation                 462            320
       Pension expense                                   2,657          2,133
       Stock awards                                         45            647
       Accrued liabilities                               3,075          3,554
       Net operating losses                             10,929         13,481
       Tax credits                                      19,285         16,703
       Other                                             1,207          1,563
                                                      --------       --------
              Total deferred tax assets                 40,462         41,690
              Valuation allowance                       (7,608)        (6,976)
                                                      --------       --------
              Net deferred tax assets                   32,854         34,714

Liabilities:
       Foreign earnings not permanently invested        16,829         11,485
       Acquired intangibles                              3,036          6,349
                                                      --------       --------
              Total deferred tax liabilities            19,865         17,834
                                                      --------       --------
              Net deferred tax assets                   12,989         16,880
              Less current deferred tax assets           4,091          4,423
                                                      --------       --------
              Long-term deferred income taxes         $  8,898       $ 12,457
                                                      ========       ========

      Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets. Our net operating loss and tax credits will expire in fiscal 2005 through 2024.

      We have not provided for U.S. federal income and foreign withholding taxes on approximately $333 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 2004. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $96 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

(7)   Commitments and Contingencies

      We conduct a portion of our operations from leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 were $7.6 million, $6.6 million and $8.2 million, respectively. The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 2004 were as follows (in thousands):

                            Year
                           Ending
                           ------
                            2005         $ 7,613
                            2006           4,465
                            2007           3,677
                            2008           2,179
                            2009           1,686
                         Thereafter        6,665
                                         -------
                                         $26,285
                                         =======

                        Technitrol, Inc. and Subsidiaries

(7)   Commitments and Contingencies, continued

      The aggregate minimum rental commitments schedule does not include $83.4 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased in 2005 upon sale of the precious metal to customers.

      We are involved in several legal actions relating to waste disposal sites. Our involvement in these matters has generally arisen from the alleged disposal by licensed waste haulers of small amounts of waste material many years ago. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us no further action letters for the remediated areas except for the solvent disposal area. We expect an action letter on this area upon IDEM's final review of the closure report submitted. Studies and analysis are ongoing with respect to a ground water issue. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the ground water. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

      We are also subject to various lawsuits, claims and proceedings which arise in the ordinary course of our business. These actions include routine tax audits and assessments occurring throughout numerous jurisdictions on a worldwide basis. During 2003, Pulse and at least one other filtered connector manufacturer was sued by a competitor, alleging that the manufacture and sale of certain filtered connectors in the United States infringe on one of its patents. Pulse has received an opinion of noninfringement from its legal counsel and believes that none of the products offered by Pulse infringe the Regal patent. Pulse intends to vigorously defend itself in this action. We do not believe that the outcome of any of these actions will have a material adverse effect on our financial results.

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

      We had three standby letters of credit outstanding at December 31, 2004 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business. We had commercial commitments outstanding at December 31, 2004 of approximately $83.4 million due under precious metal consignment-type leases. We had no other off-balance-sheet financing arrangements.

(8)   Shareholders' Equity

      All retained earnings are free from legal or contractual restrictions as of December 31, 2004, with the exception of approximately $14.0 million of retained earnings, primarily in the PRC that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

      We completed a follow-on offering of 6,348,000 shares of our common stock on April 11, 2002. The proceeds of the offering, net of expenses, were approximately $134.7 million. These proceeds resulted in a common stock increase of $0.8 million at a par value of $0.125 per share and an additional paid-in capital increase of $133.9 million.

      Effective August 1, 2001 we adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase

                        Technitrol, Inc. and Subsidiaries

(8)   Shareholder Equity, continued

      period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are each currently six months in duration. In connection with this plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2004, 2003 and 2002, employees purchased approximately 45,000, 70,000 and 73,000 shares, respectively, under the plan. During 2004, the operation of the ESPP was suspended following an evaluation of its related expense and perceived value by employees.

      We have a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with our common shares. However, after a person or group has acquired 15% or more of our common shares, the Rights will become exerciseable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of our common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $135, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of our common shares, and we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by us at a price of $.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on September 9, 2006.

(9)   Earnings (Loss) Per Share

      Basic earnings (loss) per share were calculated by dividing earnings
(loss) by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). We had restricted shares outstanding of approximately 234,000, 199,000 and 315,000 as of December 31, 2004, December 26, 2003 and December 27, 2002 respectively, which generally vest over a three-year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding were added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock as calculated using the treasury stock method. Such amounts were approximately 19,000 in 2004 and 5,000 in 2002. Because the substantial majority of exercise prices of the stock options were greater than the actual stock price as of December 26, 2003, the stock equivalents were anti-dilutive and therefore excluded from the diluted earnings per share calculation as of December 26, 2003. Earnings per share calculations were as follows (in thousands, except per share amounts):

                                                  2004          2003          2002
                                                  ----          ----          ----
Net earnings (loss)                           $  6,928      $ 11,988      $(43,537)
   Basic earnings (loss) per share:
      Shares                                    40,178        40,032        37,281
      Per share amount, before change in
        accounting principle                  $   0.17      $   0.30      $  (0.75)
      Change in accounting principle                --            --         (0.42)
                                              --------      --------      --------
      Per share amount                        $   0.17      $   0.30      $  (1.17)
                                              ========      ========      ========
   Diluted earnings (loss) per share:
      Shares                                    40,411        40,171        37,581
      Per share amount before change in
        accounting principle                  $   0.17      $   0.30      $  (0.75)
      Change in accounting principle                --            --         (0.42)
                                              --------      --------      --------
      Per share amount                        $   0.17      $   0.30      $  (1.17)
                                              ========      ========      ========

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans

      We maintain defined benefit pension plans for certain of our U.S. employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Benefits are based on years of service and average final compensation. In 2004, we began to aggregate the retirement plan of FRE, a majority-owned subsidiary, in connection with our consolidation of FRE's financial statements upon obtaining a controlling interest in September 2004. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 annually. Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero.

      Pension expense was as follows (in thousands):

                                                2004          2003          2002
                                                ----          ----          ----
Principal defined benefit plans               $1,426        $1,910        $  960
Other employee benefit plans                     410           638           140
                                              ------        ------        ------
                                              $1,836        $2,548        $1,100
                                              ======        ======        ======

      The net expense for the principal defined benefit pension plans included the following components (in thousands):

                                               2004          2003          2002
                                               ----          ----          ----
Service cost                                $ 1,481       $ 1,471       $ 1,578
Interest cost                                 2,073         1,976         1,954
Expected return on plan assets               (2,239)       (1,880)       (2,546)
Amortization of transition obligation            17            18            18
Amortization of prior service cost              270           269           272
Recognized actuarial (gain) loss               (176)           56          (316)
                                            -------       -------       -------
         Net periodic pension cost          $ 1,426       $ 1,910       $   960
                                            =======       =======       =======

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

      The financial status of the principal defined benefit plans at December 31, 2004 and December 26, 2003, was as follows (in thousands):

                                                                2004           2003
                                                                ----           ----
Change in benefit obligation:

     Projected benefit obligation at beginning of year      $ 34,514       $ 31,176

         Service cost                                          1,481          1,471
         Interest cost                                         2,073          1,976
         Plan amendments                                        (101)            --
         Actuarial loss                                        1,338          1,020
         Plans not previously aggregated                         872
         Benefits paid                                        (1,208)        (1,130)
                                                            --------       --------
     Projected benefit obligation at end of year            $ 38,969       $ 34,514
                                                            --------       --------

Change in plan assets:

     Fair value of plan assets at beginning of year         $ 28,418       $ 24,180

         Actual return on plan assets                          2,899          5,309
         Employer contributions                                  111             59
         Plans not previously aggregated                         284             --
         Benefits paid                                        (1,208)        (1,130)
                                                            --------       --------
     Fair value of plan assets at end of year               $ 30,504       $ 28,418
                                                            ========       ========

Funded status                                               $ (8,465)      $ (6,096)

         Unrecognized actuarial gains                         (1,620)        (2,406)
         Unrecognized prior service cost                       2,889          3,124
         Unrecognized transition obligation                      136              2
         Intangible asset                                         (2)        (2,701)
                                                            --------       --------
Accrued pension costs at the end of the year                $ (7,062)      $ (8,077)
                                                            ========       ========

Accumulated benefit obligation                              $ 32,294       $ 28,215
                                                            ========       ========

      The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows, (in thousands):

                                                           2004             2003
                                                           ----             ----
Benefit obligation                                       $8,125           $7,140
Accumulated benefit obligation                           $6,394           $5,491
Plan assets                                              $   --           $   --

      The principal defined benefit plan weighted-average asset allocations at December 31, 2004 and December 26, 2003 were as follows:

Asset Category                                           2004              2003
--------------                                           ----              ----
   Equity securities                                       66%               75%
   Debt securities                                         33%               24%
   Other                                                    1%                1%
                                                          ---               ---
   Total                                                  100%              100%
                                                          ===               ===

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

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

      Assumptions used to develop data were as follows:

                                                             2004          2003
                                                             ----          ----
Discount rate                                                5.75%         6.25%
Annual compensation increases                                4.25%         4.25%
Expected long-term rates of return on plan assets            8.00%         8.00%

      Our measurement date is the last day of the year.

      We expect to contribute approximately $0.2 million to the principal defined benefit plans in 2005. Additionally, we expect to make benefit payments in 2005 of approximately $1.3 million from our principal defined benefit plans. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the principal defined benefit plans (in millions):

                            Year
                           Ending
                           ------
                            2005           $ 1.3
                            2006             1.4
                            2007             1.5
                            2008             1.6
                            2009             1.8
                         Thereafter         12.3

      We maintain defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant's contribution, not in excess of a maximum of 4% to 6% of the participant's annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,556,000, $1,563,000 and $1,188,000 in 2004, 2003 and 2002 respectively.

      We do not provide any post-retirement benefits except as may be required by certain jurisdictions outside of the U.S.

(11)  Stock-Based Compensation

      We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on the achievement of performance objectives and/or continued employment. Stock options are also granted under this plan. A summary of the shares under the incentive compensation plan is as follows:

                        Technitrol, Inc. and Subsidiaries

(11) Stock-Based Compensation, continued

                                                                      2004             2003             2002
                                                                      ----             ----             ----
Shares available to be granted                                   2,320,290        2,505,426        2,686,249
New authorized shares                                                   --               --               --
Restricted stock and options awarded, net of cancellations        (154,552)        (185,136)        (180,823)
                                                                ----------       ----------       ----------
Balance available at the end of the year                         2,165,738        2,320,290        2,505,426
                                                                ==========       ==========       ==========

      During the years ended December 31, 2004, December 26, 2003 and December 27, 2002, we issued to employees, net of cancellations, restricted stock having an approximate fair value at date of issue of $2,303,000, $1,091,000 and $293,000, respectively. The fair value of the restricted stock is based on fair market price of the stock at the award date and is recorded as deferred compensation. Compensation is recognized over the vesting period which is generally three years. Shares are held by us until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the incentive compensation plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares when restrictions lapse. Cash awards are accrued over the restriction period, and the related expense is variable based on the market value of the shares. Amounts charged to expense as a result of the restricted stock plan and related expenses were approximately $2,461,000 in 2004, $1,601,000 in 2003 and $1,404,000 in 2002.

      We also have a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist us in attracting and retaining highly qualified persons to serve on our board of directors. Under the terms of the plan, 60,000 shares of our common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors and are recorded as an expense at issuance. In 2004, 2003, and 2002, 7,570, 10,206 and 6,895, shares, respectively,
(including those deferred at the directors' election) were issued under the plan. A total of 14,634 shares remain available for issuance under the plan.

      In February of 2001, our Board of Directors Compensation Committee adopted a stock option plan. All U.S. employees and designated employees of subsidiaries are eligible to participate in the stock option plan. Except as limited by the terms of the option plan, the committee has discretion to select the persons to receive options and to determine the terms and conditions of the option, including the number of shares underlying the option, the exercise price, the vesting schedule and term. The options are granted at no cost to the employee and cannot be granted with an exercise price less than the fair market value at the date of grant. The options granted in 2004, 2003 and 2002 vest equally over four years and expire in seven years from the date of grant. During 2004, 2003 and 2002, a total of approximately 100,700, 159,100 and 159,600 options, net of cancellations, were awarded to employees at a weighted average strike price of $16.55, $18.41 and $19.24 per share, respectively. None of the shares granted in 2004 were vested as of December 31, 2004, whereas 25% of the shares granted in 2003 and 50% of the shares granted in 2002 were vested as of December 31, 2004.

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

                        Technitrol, Inc. and Subsidiaries

(11)  Stock-Based Compensation, continued

      If compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows (amounts are in thousands, except per share amounts):

                                                                         2004           2003           2002
                                                                         ----           ----           ----
Net income (loss), as reported                                       $  6,928       $ 11,988       $(43,537)
Add: Stock-based compensation expense included in reported net
    income (loss), net of taxes                                         1,944          1,269            870
Deduct: Total stock-based compensation expense determined under
     fair value based method for all awards, net of taxes              (2,764)        (2,124)        (1,533)
                                                                     --------       --------       --------
Net income (loss) adjusted                                           $  6,108       $ 11,133       $(44,200)
Basic net income (loss) per share - as reported                      $   0.17       $   0.30       $  (1.17)
Basic net income (loss) per share - adjusted                         $   0.15       $   0.28       $  (1.19)
Diluted net income (loss) per share - as reported                    $   0.17       $   0.30       $  (1.17)
Diluted net income (loss) per share - adjusted                       $   0.15       $   0.28       $  (1.19)

      At December 31, 2004, we had approximately 528,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for all years presented.

(12)  Severance and Asset Impairment Expense

      We implemented numerous restructuring initiatives during 2004, 2003 and 2003 in order to reduce our cost structure and capacity in response to a global recession in the electronics industry in 2002 and 2001 and an increasingly competitive environment in both the electronics and electrical markets which followed.

      In the year ended December 31, 2004, we accrued $9.0 million for severance and related payments comprised of $3.1 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.7 million related to the termination of manufacturing and support personnel at an AMI Doduco facility in France, $1.5 million to writedown the value of certain Pulse fixed assets to their disposal values, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.9 million for other severances in various locations. The vast majority of these accruals will be utilized by the end of the second quarter in 2005. Additionally, in the quarter ended December 31, 2004, we recorded an intangible asset impairment of $18.5 million related to Eldor and Excelsus acquired intangibles, and $0.4 million for other acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

      In the year ended December 26, 2003, we accrued $9.0 million for severance, severance related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and China and $0.7 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write-down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2004.

      In the year ended December 27, 2002, we announced the closure of our production facility in the Philippines. The production at this facility was transferred to other Pulse facilities in Asia. We recognized expense of $3.8 million for this plant closing, comprising $1.4 million for severance and related payments and $2.4 million for asset writedowns. The majority of this accrual was utilized by the end of 2002. We also adopted other restructuring plans during 2002. In this regard, provisions of $5.9 million were recorded during 2002. Approximately 800 personnel were terminated in 2002 and substantially all of the employee severance and related payments in

                        Technitrol, Inc. and Subsidiaries

(12)  Severance and Asset Impairment Expense, continued

connection with these actions were completed as of December 31, 2004. An additional expense charge of $7.0 million was recorded in 2002 related to asset write-downs. These assets were primarily Asian-based production equipment that became idle in 2002. The remaining cost basis of the assets has been reclassified from fixed assets to assets held for sale in the balance sheet as of December 31, 2004. An additional $32.1 million of Excelsus trade name impairment was recorded in 2002. The impairment charge was triggered by the combined effect of reorganizing Pulse into product line based organization and updated forecasts for digital subscriber line microfilters to which the trade name applies. A total of $1.9 million was also recognized as an offset to severance and asset impairment expense income in 2002, attributable to positive adjustments primarily resulting from the favorable outcome of certain legal matters of long vintage. The majority of these accruals were utilized by the end of 2003.

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

      Our restructuring charges are summarized for 2004 as follows:

                                                           AMI
Restructuring provision (in millions):                   Doduco      Pulse      Total
                                                         ------      -----      -----
Balance accrued at December 26, 2003                       $2.1       $1.7       $3.8
Accrued for the twelve months ended December 31, 2004       6.0        3.0        9.0
Severance and other cash payments                          (5.0)      (2.1)      (7.1)
Non-cash asset disposals                                   (1.3)      (1.4)      (2.7)
                                                           ----       ----       ----
Balance accrued at December 31, 2004                       $1.8       $1.2       $3.0
                                                           ====       ====       ====

(13)  Supplementary Information

      The following amounts were charged directly to costs and expenses (in thousands):

                                               2004         2003         2002
                                               ----         ----         ----
     Depreciation                           $19,711      $19,580      $18,137
     Amortization of intangible assets        4,477        4,035        1,633
     Advertising                                376          202          248
     Repairs and maintenance                 13,779        8,179        7,524
     Bad debt expense                           544          427          899

Cash payments made:
     Income taxes                           $ 4,063      $ 3,816      $ 9,027
     Interest                                 1,975        1,868        3,318

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

      Pulse designs and manufactures a wide variety of highly-customized passive magnetics-based electronic components. These components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. These products are often referred to as chokes, inductors, filters and transformers. Pulse sells its products to multinational original equipment manufacturers, contract manufacturers and distributors. Through a majority-owned subsidiary, Pulse also supplies a variety of electronic connectors, modules, wireless antennas and other accessories.

      AMI Doduco is a global manufacturer of a full range of electrical contact products, from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs.

                        Technitrol, Inc. and Subsidiaries

(14)  Segment and Geographical Information, continued

Amounts are in thousands:
                                                                  2004            2003            2002
                                                                  ----            ----            ----
Net sales from continuing operations
     Pulse                                                   $ 320,154       $ 294,092       $ 204,570
     AMI Doduco                                                262,160         215,155         201,784
                                                             ---------       ---------       ---------
         Total                                               $ 582,314       $ 509,247       $ 406,354
                                                             =========       =========       =========
Operating profit(loss) before income taxes
     Pulse                                                   $   9,485       $  27,197       $ (38,520)
     AMI Doduco                                                   (927)         (2,146)         (1,242)
                                                             ---------       ---------       ---------
         Total operating profit                                  8,558          25,051         (39,762)
     Items not included in segment profit (1)                    2,457         (10,055)           (382)
                                                             ---------       ---------       ---------
     Earnings (loss) before income taxes and cumulative
       effect of accounting change                           $  11,015       $  14,996       $ (40,144)
                                                             =========       =========       =========
Assets at end of year
     Pulse                                                   $ 326,131       $ 302,261       $ 195,407
     AMI Doduco                                                126,733         109,390         104,665
                                                             ---------       ---------       ---------
         Segment assets                                        452,864         411,651         300,072
     Assets not included in Segment assets (2)                 173,723         177,243         247,316
                                                             ---------       ---------       ---------
         Total                                               $ 626,587       $ 588,894       $ 547,388
                                                             =========       =========       =========
Capital expenditures (3)
     Pulse                                                   $  27,962       $  29,078       $     681
     AMI Doduco                                                  4,219           4,547           5,074
                                                             ---------       ---------       ---------
         Total                                               $  32,181       $  33,625       $   5,755
                                                             =========       =========       =========
Depreciation and amortization
     Pulse                                                   $  17,281       $  16,048       $  12,501
     AMI Doduco                                                  6,907           7,567           7,269
                                                             ---------       ---------       ---------
         Total                                               $  24,188       $  23,615       $  19,770
                                                             =========       =========       =========

(1) Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Operations. We exclude these items when measuring segment operating profit.

(2) Cash and cash equivalents are the primary corporate assets. We exclude cash and cash equivalents, net deferred tax assets, and intercompany receivables when measuring segment assets.

(3) During the past three years, we have acquired several companies and majority interests. We have included acquired property, plant and equipment in these capital expenditure amounts.

      We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment's operating profit by the relevant estimated effective tax rate for the year. The allocated tax expense amounts for Pulse were, in thousands, $3,014, $4,437, and $(13,395) in 2004, 2003 and 2002,
respectively. For AMI Doduco, they were, in thousands, $418, $(1,429) and $1,050 in 2004, 2003 and 2002, respectively.

                        Technitrol, Inc. and Subsidiaries

(14)  Segment and Geographical Information, continued

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

                                            2004            2003            2002
                                            ----            ----            ----
Sales to customers in:
Europe, other than Germany              $171,615        $179,598        $106,277
Asia                                     166,884         108,590          86,441
United States                            131,194         124,007         127,256
Germany                                   84,284          72,374          54,871
Other                                     28,337          24,678          31,509
                                        --------        --------        --------
         Total                          $582,314        $509,247        $406,354
                                        ========        ========        ========

      The following table includes net property, plant and equipment located in Turkey, Germany, the United States and China, where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represents all of the relevant assets that have long useful lives. Amounts are in thousands:

                                                       2004         2003         2002
                                                       ----         ----         ----
Net property, plant and equipment located in:
Turkey                                             $ 31,491      $31,091      $    --
China                                                26,802       12,545       17,703
Germany                                              18,894       18,026       15,796
United States                                        10,230       12,831       16,308
Europe, other than Turkey and Germany                 8,258       11,338       10,576
Asia, other than Turkey and China                     5,598        1,114        2,020
Other                                                   903        1,104        2,458
                                                   --------      -------      -------
         Total                                     $102,176      $88,049      $64,861
                                                   ========      =======      =======

(15)  Equity Method Investment

      In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased our total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method beginning in the three months ended September 27, 2002. In 2003, we recorded a $8.7 million net charge for our equity method investment in FRE. The net loss in 2003 resulted from a $9.3 million charge to adjust the original cost basis of our investment to market value, offset by $0.6 million of equity method investment earnings in 2003. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our total investment percentage up to 51%. Accordingly, FRE's operating results are consolidated with our own beginning September 13, 2004. In 2004, we recorded $0.8 million of equity earnings which reflects our proportionate share of earnings for the period prior to September 13, 2004.

                        Technitrol, Inc. and Subsidiaries

(16)  Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. ( in thousands, except per share amounts):

                                                         2002
                                                         ----
Net earnings (loss) - as reported                    $(43,537)
Adjustments:
     Cumulative effect of accounting change            15,763
     Income tax effect                                    (25)
                                                     --------

           Net adjustments                             15,738
                                                     --------

Net earnings (loss) - adjusted                       $(27,799)
                                                     ========

Basic net income (loss) per share - as reported      $  (1.17)
Basic net income (loss) per share - adjusted         $  (0.75)
Diluted net income (loss) per share - as reported    $  (1.17)
Diluted net income (loss) per share - adjusted       $  (0.75)

      In the first quarter of 2002, upon our transitional assessment, we recorded a goodwill impairment charge of $15.7 million, net of income tax benefit, related to AMI Doduco, as a cumulative effect of accounting change. During the quarter ended June 28, 2002, we recorded an impairment charge of $32.1 million of the value assigned to the Excelsus trade name, less a $12.8 million income tax benefit. The charge was included in the line "Severance and asset impairment expense" on the consolidated statement of operations. This charge was triggered by the combined effect of reorganizing Pulse into a product-line based organization and updated financial forecasts for DSL mircofilters, to which the trade name applies.

      The changes in the carrying amounts of goodwill for the years ended December 31, 2004 and December 26, 2003 were as follows:

              Balance at December 27, 2002             $  86,648

              Goodwill acquired during the year           21,762
              Currency translation adjustment              4,498
                                                       ---------

              Balance at December 26, 2003               112,908

              Goodwill acquired during the year           11,379
              Purchase price allocation and other
              adjustment                                    (450)
              Currency translation adjustment              2,341
                                                       ---------

              Balance at December 31, 2004             $ 126,178
                                                       =========

      The majority of our goodwill and other intangibles relate to our Pulse segment.

                        Technitrol, Inc. and Subsidiaries

(16)  Goodwill and Other Intangible Assets, continued

      Other intangible assets were as follows:

                                           December 31,        December 26,
                                                   2004                2003
                                           -------------       ------------
   Intangible Assets Subject to
      Amortization  (Definite Lived)            $29,874             $38,995
   Accumulated Amortization                     (11,780)             (6,720)
                                                -------             -------
   Net Intangible Assets Subject to
   Amortization                                  18,094              32,275
   Intangibles Assets Not Subject to
   Amortization (Indefinite Lived)                4,591               7,900
                                                -------             -------
                                                $22,685             $40,175
                                                =======             =======

      Amortization expense was $4,477,000, $4,035,000 and $1,633,000 for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. Estimated annual amortization expense for each of the next five years is as follows: (in thousands)

                         Year Ending
                         -----------
                            2005                $ 1,690
                            2006                  1,690
                            2007                  1,690
                            2008                  1,650
                            2009                  1,571

      In the quarter ended December 31, 2004, we recorded an intangible asset impairment of $18.5 million related to Eldor and Excelsus acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

(17)  Quarterly Financial Data (Unaudited)

      Quarterly results of operations (unaudited) for 2004 and 2003 are summarized as follows (in thousands, except per share data)

                                                        Quarter Ended
                                                        -------------
                                       Mar. 26       June 25        Oct. 1        Dec. 31
                                       -------       -------        ------        -------
2004:
    Net sales                         $139,607      $146,970      $146,452      $ 149,285
    Gross profit                        38,099        39,592        34,938         33,582
    Earnings (loss) before taxes         7,589        11,066         5,876        (12,785)
    Net earnings (loss)                  5,765         9,274         4,438        (12,549)
    Basic                             $   0.14      $   0.23      $   0.11      $   (0.31)
    Diluted                           $   0.14      $   0.23      $   0.11      $   (0.31)

                                       Mar. 28       June 27      Sept. 26        Dec. 26
                                       -------       -------      --------        -------
2003:
    Net sales                         $122,544      $125,706      $126,260      $ 134,737
    Gross profit                        30,421        32,818        33,941         36,138
    Earnings (loss) before taxes         2,739         7,286         7,881         (2,910)
    Net earnings (loss)                  2,634         6,020         6,412         (3,078)
    Basic                             $   0.07      $   0.15      $   0.16      $   (0.08)
    Diluted                           $   0.07      $   0.15      $   0.16      $   (0.08)

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)

                                                                   Additions (Deductions)
                                                                   ----------------------
                                                             Charged to
                                                Opening       costs and  Write-offs and           Ending
Description                                     Balance        expenses        payments          Balance
-----------                                     -------        --------        --------          -------
Year ended December 31, 2004:
Provisions for obsolete and slow-moving
    inventory                                  $ 10,410        $  6,106        $ (5,419)        $ 11,097
                                               ========        ========        ========         ========
Allowances for doubtful accounts               $  2,881        $    544        $ (1,710)        $  1,715
                                               ========        ========        ========         ========

Year ended December 26, 2003:
Provisions for obsolete and slow-moving
    inventory                                  $ 15,564        $  5,936        $(11,090)        $ 10,410
                                               ========        ========        ========         ========
Allowances for doubtful accounts               $  3,255        $    427        $   (801)        $  2,881
                                               ========        ========        ========         ========

Year ended December 27, 2002:
Provisions for obsolete and slow-moving
    inventory                                  $ 23,517        $  2,214        $(10,167)        $ 15,564
                                               ========        ========        ========         ========
Allowances for doubtful accounts               $  2,560        $    899        $   (204)        $  3,255
                                               ========        ========        ========         ========

                                  Exhibit Index

2.1 Share Purchase Agreement, dated as of January 9, 2003, by Pulse Electronics (Singapore) Pte. Ltd. and Forfin Holdings B.V. that are signatories thereto (incorporated by reference to Exhibit 2 to our Form 8-K dated January 10, 2003).

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended December 26, 2003).

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

10.1(1) Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the three months ended October 1, 2004).

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

10.5 Revolving Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank. as Agent and Lender, and certain other Lenders that are signatories thereto, dated as of June 17, 2004 (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the three months ended June 25, 2004).

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

10.10(1) Letter Agreement between Technitrol, Inc. and James M. Papada, III dated July 1, 2004 (incorporated by reference to Exhibit 10.10(1) to our Form 10-Q for the three months ended October 1, 2004).

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

10.15    Amended and Restated Short-Term Incentive Plan.

10.16 Amended and Restated Consignment Agreement, Dated May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc.

10.16(1) First Amendment to Amended and Restated Consignment Agreement, Dated
         May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16(1) to our Form 10-Q for the three months ended October 1, 2004).

10.16(2) Second Amendment to Amended and Restated Consignment Agreement, Dated
         May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16(2) to our Form 10-Q for the three months ended October 1, 2004).

10.16(3) Third Amendment to Amended and Restated Consignment Agreement, Dated
         May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16(3) to our Form 10-Q for the three months ended October 1, 2004).

10.16(4) Fourth Amendment to Amended and Restated Consignment Agreement, Dated
         May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16(4) to our Form 10-Q for the three months ended October 1, 2004).

10.16(5) Fifth Amendment to Amended and Restated Consignment Agreement, Dated
         May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16(5) to our Form 10-Q for the three months ended October 1, 2004).

10.17 Consignment agreement dated December 17, 1997, among Fleet Precious Metals Inc., Technitrol, Inc. and Advanced Metallurgy Incorporated (incorporated by reference to Exhibit 10.17 to our Form 10-Q for the three months ended October 1, 2004).

10.17(1) First Amendment to Consignment agreement dated December 17, 1997, among
         Fleet Precious Metals Inc., Technitrol, Inc. and Advanced Metallurgy Incorporated (incorporated by reference to Exhibit 10.17(1) to our Form 10-Q for the three months ended October 1, 2004).

10.17(2) Letter Amendment to Consignment agreement dated December 17, 1997, among Fleet Precious Metals Inc., Technitrol, Inc. and Advanced Metallurgy Incorporated (incorporated by reference to Exhibit 10.17(2) to our Form 10-Q for the three months ended October 1, 2004).

10.17(3) Letter Amendment to Consignment Agreement dated December 15, 2003, among Fleet Precious Metals, Inc., Technitrol, Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(3) to our Form 10-Q for the three months ended October 1, 2004).

10.17(4) Letter Amendment to Consignment Agreement dated January 29, 2004, among
         Fleet Precious Metals, Inc., Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(4) to our Form 10-Q for the three months ended October 1, 2004).

10.18 Silver Lease Agreement dated April 9, 1996 between Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy, Inc. and Guarantee dated April 29, 1996 by Technitrol, Inc. (incorporated by reference to Exhibit 10.18 to our Form 10-Q for the three months ended October 1, 2004).

10.18(1) Letter Agreement dated April 9, 1996 between Standard Chartered Bank
         Mocatta Bullion - New York and Advanced Metallurgy, Inc. (incorporated by reference to Exhibit 10.18(1) to our Form 10-Q for the three months ended October 1, 2004).

10.18(2) Amendment to Silver Lease Agreement dated February 14, 1997 between
         Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy Inc. (incorporated by reference to Exhibit 10.18(2) to our Form 10-Q for the three months ended October 1, 2004).

10.18(3) Amendment to Silver Lease Agreement dated November 3, 1997 between
         Standard Chartered Bank Mocatta Bullion - New York and Advanced Metallurgy Inc. (incorporated by reference to Exhibit 10.18(3) to our Form 10-Q for the three months ended October 1, 2004).

10.18(4) Amendment to Silver Lease Agreement dated May 21, 2003 between Standard
         Chartered Bank Mocatta Bullion - New York and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(4) to our Form 10-Q for the three months ended October 1, 2004).

10.19 Consignment Agreement dated September 24, 2004 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 10-Q for the three months ended October 1,
         2004).

10.20 Unlimited Guaranty dated December 16, 1996 by Technitrol, Inc. in favor of Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.20 to our Form 10-Q for the three months ended October 1,
         2004).

10.21 Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc. (incorporated by reference to
         Exhibit 10.21 to our Form 10-Q for the three months ended October 1,
         2004).

10.30    Schedule of Board of Director and Committee Fees

21       Subsidiaries of Registrant

23       Consent of Independent Registered Public Accounting Firm

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

TECHNITROL, INC.


By     /s/James M. Papada, III
       -------------------------------------------------
       James M. Papada, III
       Chairman, President and CEO

Date February 25, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By     /s/Alan E. Barton                        By        /s/ Edward M. Mazze
       ------------------------------------               -----------------------------------------------
       Alan E. Barton                                     Edward M. Mazze
       Director                                           Director

Date   February 25, 2005                        Date      February 25, 2005


By     /s/John E. Burrows, Jr.                  By        /s/ C. Mark Melliar-Smith
       ------------------------------------               -----------------------------------------------
       John E. Burrows, Jr.                               C. Mark Melliar-Smith
       Director                                           Director

Date   February 25, 2005                        Date      February 25, 2005


By     /s/David H. Hofmann                      By        /s/James M. Papada, III
       ------------------------------------               -----------------------------------------------
       David H. Hofmann                                   James M. Papada, III
       Director                                           Chairman, President and CEO
                                                          (Principal Executive Officer)
Date   February 25, 2005
                                                Date      February 25, 2005


By     /s/Dennis J. Horowitz
       ------------------------------------
       Dennis J. Horowitz                       By        /s/Drew A. Moyer
       Director                                           -----------------------------------------------
                                                          Drew A. Moyer
                                                          Senior Vice President
Date   February 25, 2005                                  and Chief Financial Officer
                                                          (Principal Financial and Accounting Officer)


By     /s/Graham Humes                          Date      February 25, 2005
       ------------------------------------
       Graham Humes
       Director

Date   February 25, 2005