Form 10-Q
period 2005-04-01
TECHNITROL INC
filed 2005-05-06
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended April 1, 2005, or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission File No. 1-5375

                                [LOGO] Technitrol

                                TECHNITROL, INC.
             (Exact name of registrant as specified in its Charter)

               PENNSYLVANIA                              23-1292472
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

    1210 Northbrook Drive, Suite 470
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

      YES |X|     NO |_|

Common Stock - Shares Outstanding as of April 27, 2005: 40,468,849

(Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable dates.)

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                                    April 1,      December 31,
                              Assets                                    2005              2004
                                                                        ----              ----
                                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                    $ 170,266         $ 155,952
      Trade receivables, net                                         105,223           109,652
      Inventories                                                     67,083            77,481
      Assets of discontinued operations held for sale                 11,008                --
      Prepaid expenses and other current assets                       15,454            20,917
                                                                   ---------         ---------
             Total current assets                                    369,034           364,002

Property, plant and equipment                                        219,958           233,563
      Less accumulated depreciation                                  124,298           131,387
                                                                   ---------         ---------
             Net property, plant and equipment                        95,660           102,176
Deferred income taxes                                                  8,375             8,898
Goodwill and other intangibles, net                                  146,673           148,863
Other assets                                                           2,604             2,648
                                                                   ---------         ---------
                                                                   $ 622,346         $ 626,587
                                                                   =========         =========

               Liabilities and Shareholders' Equity
Current liabilities:
      Current installments of long-term debt                       $     127         $     130
      Short-term debt                                                  5,714             6,717
      Accounts payable                                                44,179            48,655
      Liabilities of discontinued operations held for sale             1,897                --
      Accrued expenses                                                70,459            69,602
                                                                   ---------         ---------
             Total current liabilities                               122,376           125,104

Long-term liabilities:
      Long-term debt, excluding current installments                   6,746             7,125
      Other long-term liabilities                                     14,905            14,766

Minority interest                                                     14,835            14,730

Shareholders' equity:
      Common stock and additional paid-in capital                    214,234           213,694
      Retained earnings                                              241,320           239,752
      Deferred compensation                                           (1,940)           (1,968)
      Other comprehensive income                                       9,870            13,384
                                                                   ---------         ---------
             Total shareholders' equity                              463,484           464,862
                                                                   ---------         ---------
                                                                   $ 622,346         $ 626,587
                                                                   =========         =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                  (Unaudited)
                      In thousands, except per share data

                                                                               Three Months Ended
                                                                             April 1,       March 26,
                                                                                 2005            2004
                                                                            ---------       ---------
Net sales                                                                   $ 141,391       $ 135,290
Costs and expenses:
      Cost of sales                                                           107,422          97,579
      Selling, general and administrative expenses                             25,602          27,407
      Severance and asset impairment expense                                      942           2,857
                                                                            ---------       ---------

           Total costs and expenses applicable to sales                       133,966         127,843
                                                                            ---------       ---------
Operating profit                                                                7,425           7,447

Other income (expense):
      Interest income (expense), net                                              240            (152)
      Equity method investment earnings                                            --             135
      Other                                                                      (420)           (714)
                                                                            ---------       ---------

           Total other income (expense)                                          (180)           (731)
                                                                            ---------       ---------

Earnings from continuing operations before taxes and minority interest          7,245           6,716

Income taxes                                                                    1,575           1,043

Minority Interest                                                                (221)             --
                                                                            ---------       ---------

Net earnings from continuing operations                                     $   5,449       $   5,673
Net (loss) earnings from discontinued operations, net of taxes                   (340)             92
                                                                            ---------       ---------
Net earnings                                                                $   5,109       $   5,765
                                                                            =========       =========

Basic and diluted earnings per share from continuing operations             $    0.14       $    0.14
Basic and diluted (loss) per share from discontinued operations                 (0.01)             --
                                                                            ---------       ---------
Basic and diluted earnings per share                                        $    0.13       $    0.14
                                                                            =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                  In thousands

                                                                                          Three Months Ended
                                                                                        April 1,       March 26,
                                                                                            2005            2004
                                                                                       ---------       ---------
Cash flows from operating activities:
Net earnings from continuing operations                                                $   5,449       $   5,673
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
      Depreciation and amortization                                                        5,652           6,032
      Tax effect of employee stock compensation                                              (54)             --
      Amortization of stock incentive plan expense                                           836             641
      Minority interest in net earnings of consolidated subsidiary                           221              --
      Severance and asset impairment accrual, net of cash payments                          (314)            535
      Changes in assets and liabilities, net of effect of acquisitions:
        Trade receivables                                                                   (863)         (1,374)
        Inventories                                                                        2,396          (1,129)
        Prepaid expenses and other current assets                                          3,828           1,416
        Accounts payable and accrued expenses                                             (2,193)          2,310
      Other, net                                                                             126          (1,699)
                                                                                       ---------       ---------
           Net cash provided by operating activities                                      15,084          12,405
                                                                                       ---------       ---------
Cash flows from investing activities:
      Capital expenditures                                                                (3,985)         (2,137)
      Proceeds from sale of property, plant and equipment                                    196              36
      Foreign currency impact on intercompany lending                                      3,815           1,991
                                                                                       ---------       ---------
           Net cash provided by (used in) investing activities                                26            (110)
                                                                                       ---------       ---------
Cash flows from financing activities:
      Principal payments of long-term debt, net                                           (1,048)            (27)
      Sale of stock through employee stock purchase plan                                      --             417
                                                                                       ---------       ---------
           Net cash (used in) provided by financing activities                            (1,048)            390
                                                                                       ---------       ---------
Net effect of exchange rate changes on cash                                                   15            (136)
                                                                                       ---------       ---------
Net increase in cash and cash equivalents from continuing operations                      14,077          12,549

Net increase (decrease) in cash and cash equivalents from discontinued operations            237             (65)

Cash and cash equivalents at beginning of period                                         155,952         143,448
                                                                                       ---------       ---------
Cash and cash equivalents at end of period                                             $ 170,266       $ 155,932
                                                                                       =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                        Three Months Ended April 1, 2005

                                   (Unaudited)
                                  In thousands

                                                                                                     Other
                                                                                           -------------------------

                                                    Common stock and                                     Accumulated
                                                     paid-in capital                       Deferred    other compre-        Compre-
                                                  --------------------       Retained       compen-          hensive        hensive
                                                   Shares      Amount        earnings        sation           income         income
                                                  --------    --------       --------       --------        --------       --------
Balance at December 31, 2004                        40,448    $213,694       $239,752       $ (1,968)       $ 13,384
Stock options, awards and related compensation          21         594                            28
Tax effect of stock compensation                                   (54)
Currency translation adjustments                                                                              (3,514)      $ (3,514)
Net earnings                                                                    5,109                                         5,109
                                                                                                                           --------
Comprehensive income                                                                                                       $  1,595
                                                                                                                           ========
Dividends declared ($0.0875 per share)                                         (3,541)
                                                  --------    --------       --------       --------        --------
Balance at April 1, 2005                            40,469    $214,234       $241,320       $ (1,940)       $  9,870
                                                  ========    ========       ========        ========       ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)   Accounting Policies

      For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol's Form 10-K filed for the year ended December 31, 2004. We sometimes refer to Technitrol as "we" or "our".

      The results for the three months ended April 1, 2005 and March 26, 2004 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended April 1, 2005 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS No. 123(R) is effective for the beginning of our fiscal 2006. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

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

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions

      Full Rise Electronic Co., Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE's net earnings, after deducting the minority interest due to the minority shareholders. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired, the preliminary allocation of the investment to intangibles included $0.5 million for technology, $0.5 million for trademarks, $1.8 million for customer relationships and $9.4 million of goodwill. All of the separately identifiable intangibles are being amortized, with useful lives of 4 years for technology and customer relationships. These fair value allocations are preliminary, and are subject to adjustment.

(3)   Severance and asset impairment expense

      In the three months ended April 1, 2005, we accrued $0.9 million for a number of unrelated actions including severance and related payments comprised of $0.5 million related to Pulse's termination of manufacturing and support personnel at facilities in Italy and Turkey, $0.3 million related to the termination of a lease in China, and $0.1 million for severance at other locations. The majority of these accruals will be paid by December 31, 2005, except for remaining lease or severance payments to be made over a specified term.

      In the three months ended March 26, 2004, we accrued $2.9 million for severance and related payments comprised of $2.2 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Germany and $0.7 million related to Pulse's shutdown of a facility in Carlsbad California. The majority of these accruals were utilized by December 31, 2004, except for remaining lease or severance payments to be made over a specified term.

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2005 as follows (in millions):

                                                                AMI
                                                             Doduco      Pulse      Total
                                                             ------      -----      -----
      Balance accrued at December 31, 2004                    $ 1.8      $ 1.2      $ 3.0
      Accrued during the three months ended April 1, 2005        --        0.9        0.9
      Severance and other cash payments                        (0.6)      (0.7)      (1.3)
                                                              -----      -----      -----
      Balance accrued at April 1, 2005                        $ 1.2      $ 1.4      $ 2.6
                                                              =====      =====      =====

                        Technitrol, Inc. and Subsidiaries

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                          April 1,   December 31,
                                              2005           2004
                                           -------        -------
            Finished goods                 $27,883        $27,394
            Work in process                 18,808         20,312
            Raw materials and supplies      20,392         29,775
                                           -------        -------
                                           $67,083        $77,481
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

      At April 1, 2005, we had one foreign exchange forward contract outstanding to sell forward approximately 54.5 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at April 1, 2005. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had restricted shares outstanding of approximately 212,000 and 182,000 as of April 1, 2005 and March 26, 2004, respectively. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. Such common share equivalent amounts were approximately 104,000 for the three months ended April 1, 2005. There were approximately 513,000 stock options outstanding as of April 1, 2005 and approximately 484,000 as of March 26, 2004.

                        Technitrol, Inc. and Subsidiaries

Earnings per share calculations are as follows (in thousands, except per share amounts):

                                                          Three Months Ended
                                                      April 1,         March 26,
                                                          2005              2004
                                                      --------          --------
Net earnings from continuing operations               $  5,449          $  5,673
Net (loss) earnings from discontinued operations          (340)               92
                                                      --------          --------
Net earnings                                          $  5,109          $  5,765

Basic earnings (loss) per share:
      Shares                                            40,244            40,121
      Continuing operations                           $   0.14          $   0.14
      Discontinued operations                            (0.01)               --
                                                      --------          --------
      Per share amount                                $   0.13          $   0.14
                                                      ========          ========

Diluted earnings (loss) per share:
      Shares                                            40,356            40,320
      Continuing operations                           $   0.14          $   0.14
      Discontinued operations                            (0.01)               --
                                                      --------          --------
      Per share amount                                $   0.13          $   0.14
                                                      ========          ========

(7)   Business Segment Information

      For the three months ended April 1, 2005 and March 26, 2004, there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 31, 2004 to April 1, 2005. In addition, the basis for determining segment financial information has not changed from 2004. Specific segment data are as follows:

                                                       Three Months Ended
                                                   April 1,          March 26,
                                                       2005               2004
                                                  ---------          ---------
Net sales:
      Pulse                                       $  75,578          $  77,538
      AMI Doduco                                     65,813             57,752
                                                  ---------          ---------
           Total                                  $ 141,391          $ 135,290
                                                  =========          =========
Earnings (loss) before income taxes:
      Pulse                                       $   5,963          $   8,670
      AMI Doduco                                      1,462             (1,223)
                                                  ---------          ---------
           Operating profit                           7,425              7,447
      Other income (expense), net                      (180)              (731)
                                                  ---------          ---------
      Earnings (loss) before income taxes         $   7,245          $   6,716
                                                  =========          =========

(8)   Accounting for Stock Based Compensation

      We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense is recorded for all awards granted subsequent to adoption.

                        Technitrol, Inc. and Subsidiaries

      If the compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net income and earnings per basic and diluted share would have been as follows (amounts are in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                    April 1,        March 26,
                                                                        2005             2004
                                                                     -------          -------
Net earnings - as reported                                           $ 5,109          $ 5,765
Add: Stock-based compensation expense included
  in reported net earnings, net of taxes                                 502              385
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of taxes            (715)            (603)
                                                                     -------          -------
Net earnings - as adjusted                                           $ 4,896          $ 5,546
Basic and diluted net earnings per share - as reported               $  0.13          $  0.14
Basic and diluted net earnings per share - as adjusted               $  0.12          $  0.14

      At April 1, 2005, we had approximately 513,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the vesting period, and such expense is included in the results of operations for the period ended April 1, 2005 and March 26, 2004, respectively.

(9)   Pension

      In the three months ended April 1, 2005 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.4 million and $0.3 million in the three months ended April 1, 2005 and March 26, 2004, respectively.

(10)  Discontinued Operations

      In the three months ended April 1, 2005, our board of directors approved a plan to divest AMI Doduco's bimetal and metal cladding operations located in North Carolina. The transaction is expected to be completed in the second quarter of 2005. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the consolidated statements of operations for all periods presented. Summary results of operations for the bimetal and metal cladding operations were as follows (amounts are in thousands):

                                                          Three Months Ended
                                                     April 1,          March 26,
                                                         2005               2004
                                                      -------            -------
Net sales                                             $ 5,472            $ 4,317
(Loss) earnings before income taxes                      (523)               142

                        Technitrol, Inc. and Subsidiaries

      The assets and liabilities of the bimetal and metal cladding operations, which were presented as assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, respectively, on the consolidated balance sheet at April 1, 2005, were as follows (amounts are in thousands):

Trade receivables, net                                                   $ 3,203
Inventories                                                                5,085
Prepaid expenses and other current assets                                    166
Net property, plant and equipment                                          1,507
Deferred income taxes                                                      1,047
                                                                         -------
Assets of discontinued operations held for sale                          $11,008
                                                                         =======

Accounts payable                                                           1,673
Accrued expenses                                                             224
                                                                         -------
Liabilities of discontinued operations held for sale                     $ 1,897
                                                                         =======

(11)  Subsequent Event

      Pulse committed to a restructuring plan on April 22, 2005 to reduce cost of goods sold in the consumer division in order to, among other things, address current challenges in the marketplace, including the negative effects of high dollar-to-euro exchange rates and the resulting significant foreign exchange advantage of dollar-functional Chinese competitors affecting the Pulse consumer division. Although Pulse's consumer division intends to remain a local source of supply in Europe, the restructuring plan includes relocating a significant portion of its flyback transformer production and substantially all of its switch-mode transformer production to existing Pulse facilities in the PRC and reducing the work force in the consumer division's headquarters in Italy and manufacturing plants in Turkey. It is expected that all actions pertaining to the restructuring plan will be substantially completed by December 31, 2005. We estimate the severance expenses will be in the range of $0.8 million to $1.0 million, however, this estimate is preliminary and subject to change as the plan is finalized and implemented. While we expect to incur other charges in connection with our plan, we are unable to estimate such charges at the present time. In connection with the restructuring plan, we expect to record asset impairment charges during the second quarter of 2005. Assets used in Pulse's consumer division including equipment, goodwill and separately-identified intangible assets may be subject to impairment. The amounts of such impairment expenses cannot be estimated at the present time.

      Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 20 through 26.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

      Impairment of Goodwill and Other Intangibles. We assess the carrying cost of goodwill and intangible assets with indefinite lives on an annual basis and on an interim basis in certain circumstances. This assessment is based on comparing fair value to carrying cost. Fair value is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. Assigning a useful life and periodically reassessing a remaining useful life (for purposes of systematic amortization) is also predicated on various economic assumptions. Our intangible assets are also subject to impairment as a result of other factors such as changing technology, declines in demand that lead to excess capacity and other factors. In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in response to changes in industry or market conditions, which could result in an impairment of goodwill or other intangibles.

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

      Since late 2000 and continuing through late 2003, the markets in both North America and Europe for AMI Doduco's products were weak. The markets in both North America and Europe strengthened significantly during 2004. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization, particularly at AMI Doduco and the Pulse Consumer Division. Pulse's markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has relatively long-term and mature product lines, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco and Pulse's consumer division are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories and it is now a core part of Pulse's telecommunications product division. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million, and this became the Pulse Consumer Division headquartered in Italy with production operations in Istanbul and Izmir, Turkey and in the PRC. The Consumer Division is a leading supplier of flyback transformers to the European television industry. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in 2004. FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. AMI Doduco has also made acquisitions over the years. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

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

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. We will also continue to pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs resulting from factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment. We have implemented a succession of cost reduction initiatives and programs, summarized as follows:

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

      During 2003, we accrued for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico, the PRC and for other facility exit costs related to Pulse. We accrued for the shutdown of Pulse's manufacturing facility in Mexico and to write down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued for the elimination of certain manufacturing positions principally located in North America and Germany and to complete the shutdown of a redundant facility in Spain which we acquired from Engelhard-CLAL in 2001.

      During 2004, we accrued for the termination of personnel at AMI Doduco's facility in Germany; for Pulse's shutdown of a facility in Carlsbad, California; to reduce capacity at a Pulse facility in the PRC; to shutdown AMI Doduco's facility in France; and for other severance in various locations.

      During 2005, we accrued for the termination of personnel at Pulse's facilities in Italy and Turkey; the termination of a lease in the PRC; and for other severance in various locations.

      International Operations. As of December 31, 2004, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years has been outside of the United States. In the year ended December 31, 2004, 78% of our net sales was outside of the U.S. Fluctuating exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European and Pulse's Consumer Division sales are denominated primarily in euros, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's Consumer Division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of April 1, 2005, we had one foreign currency forward contract outstanding to sell forward approximately 54.5 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the People's Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, inside and outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist. Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23"). Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $333.0 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 2004, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $96.0 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be repatriated.

Results of Operations

      Three months ended April 1, 2005 compared to the three months ended March 26, 2004

      Net Sales. Net sales for the three months ended April 1, 2005 increased $6.1 million, or 4.5%, to $141.4 million from $135.3 million in the three months ended March 26, 2004. Our sales increase from the comparable period last year was attributable to improvements at AMI Doduco which were more than offset by lower sales at Pulse. Pulse's decrease in net sales was due to lower demand in networking, telecommunications, military/ aerospace and the consumer division which were partially offset by the inclusion of FRE sales in the three months ended April 1, 2005. AMI Doduco's increase in net sales was due to stronger market demand and higher prices for precious metals, favorable translation effect of a stronger euro, as well as continuing successes in AMI Doduco's efforts to increase its market share, particularly in North America.

      Pulse's net sales decreased $2.1 million, or 2.5%, to $75.6 million for the three months ended April 1, 2005 from $77.5 million in the three months ended March 26, 2004. This decrease was a result of decreases in demand experienced across Pulse's networking, telecommunications, military/aerospace and the consumer division. Offsetting the decreases in demand is the inclusion of FRE sales during the three months ended April 1, 2005.

      AMI Doduco's net sales increased $8.0 million, or 14.0%, to $65.8 million for the three months ended April 1, 2005 from $57.8 million in the three months ended March 26, 2004. Sales in the 2005 period reflect improving demand and market share gains, particularly in North America. In addition, sales benefited from an increase in the average U.S. dollar-to-euro exchange rate and higher prices for precious metals which were passed on to customers. The higher average dollar-to-euro exchange rate during 2005 versus the comparable 2004 three months increased sales by $2.1 million in the three months ended April 1, 2005.

      Cost of Sales. Our cost of sales increased $9.8 million, or 10.1%, to $107.4 million for the three months ended April 1, 2005 from $97.6 million for the three months ended March 26, 2004. Our consolidated gross margin for the three months ended April 1, 2005 was 24.0% compared to 27.9% for the three months ended March 26, 2004. Our consolidated gross margin in 2005 was negatively affected by:

      o decreased gross margin on Pulse consumer division sales, which was negatively impacted by the continuing weak U.S. dollar relative to the euro and lower demand for television sets in Europe, and

      o an increased percentage of sales from AMI Doduco, where gross margins are typically lower than the average gross margin at Pulse.

      The local government in the PRC increased wages in Southern coastal provinces of the PRC by 17% in May 2005. We expect to offset this unfavorable impact on our costs by various actions including increasing customer prices and improving throughput and efficiency in our manufacturing operations.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended April 1, 2005 decreased $1.8 million, or 6.6%, to $25.6 million, or 18.1% of net sales, from $27.4 million, or 20.3% of net sales for the three months ended March 26, 2004. The decrease in expense is a result of reduced incentives, lower intangible amortization resulting from the impairment of intangible assets which occurred in the fourth quarter of 2004 and the effects of restructuring actions that we took over the last year to reduce costs and tighten spending controls. Offsetting these reductions were translation effects of European expenses which are denominated in euros translated to a higher level of U. S. dollars at the higher euro-to-dollar exchange rate in 2005, but this was offset by the items noted above.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended April 1, 2005 and March 26, 2004 respectively, RD&E by segment was as follows (dollars in thousands):

                                                      2005          2004
                                                     ------        ------

      Pulse                                          $4,780        $4,607
      Percentage of segment sales                       6.3%          5.9%

      AMI Doduco                                     $1,183        $1,069
      Percentage of segment sales                       1.8%          1.9%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace.

      Interest. Net interest income was $0.2 million for the three months ended April 1, 2005 compared to net interest expense of $0.2 million for the three months ended March 26, 2004. The increase in net interest income was a result of a higher average balance of invested cash in 2005 over the comparable period in 2004 and a decrease in interest expense related to bank commitment fees. Recurring components of interest expense (silver leasing fees and interest on bank debt) approximated those of 2004, except for the inclusion of interest expense on FRE debt during the three months ended April 1, 2005.

      Income Taxes. The effective income tax rate for the three months ended April 1, 2005 was 21.7% compared to 15.5% for the three months ended March 26, 2004. The higher tax rate in 2005 resulted from a higher proportion of income being attributable to high-tax jurisdictions.

Liquidity and Capital Resources

      Working capital as of April 1, 2005 was $246.7 million compared to $238.9 million as of December 31, 2004. This increase was primarily due to the increase in cash and cash equivalents offset by a decrease in short-term debt and accounts payable. Cash and cash equivalents, which is included in working capital, increased from $156.0 million as of December 31, 2004 to $170.3 million as of April 1, 2005.

      Net cash provided by operating activities was $15.1 million for the three months ended April 1, 2005 and $12.4 million in the comparable period of 2004, an increase of $2.7 million. This increase is primarily attributable to decreases in working capital during the three months ended April 1, 2005 including a reduction of $2.1 million of inventory at AMI Doduco China. This inventory represents the value of silver that was sold and transferred into our precious metal leasing program.

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

      Capital expenditures were $4.0 million during the three months ended April 1, 2005 and $2.1 million in the comparable period of 2004. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      On February 2, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on April 22, 2005 to shareholders of record on April 8, 2005. This quarterly dividend resulted in a cash payment to shareholders of approximately $3.5 million in the second quarter of 2005. We did not declare or pay cash dividends on our common stock in fiscal 2004.

      We entered into a credit agreement on June 17, 2004 providing for $125.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $125.0 million, which provides for borrowings in multiple currencies including but not limited to U.S. dollars and euros, including individual sub-limits of:

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

      The credit facility contains covenants specifying a maximum debt-to-EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of April 1, 2005, we have no outstanding borrowings under our existing three-year revolving credit agreement.

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

      At April 1, 2005, our balance sheet includes $5.7 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $7.7 million in U.S. dollar equivalents as of April 1, 2005. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      We had three standby letters of credit outstanding at April 1, 2005 in the aggregate amount of $1.2 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at April 1, 2005 of approximately $87.3 million due under precious metal consignment-type leases. This represents an increase of $3.9 million from the $83.4 million outstanding as of December 31, 2004 and is attributable to volume increases, the transfer of approximately $2.1 of precious metal inventory in China to the lease, and higher average silver prices during 2005.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of April 1, 2005, with the exception of approximately $14.0 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $14.0 million is $1.8 million of retained earnings of FRE of which we own 51%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited-time 85% dividends-received deduction on the repatriation of certain foreign earnings. Effectively, this deduction would result in a federal tax rate of approximately 5.25% on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have begun an evaluation of the possible effects of the repatriation provision. For our business, however, we do not expect to be able to complete this evaluation until after the U.S. Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance notices related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifications. The amount that we are considering for repatriation under this provision ranges from zero to approximately $125.0 million. While we estimate that the related potential range of additional income tax is between zero and $10.1 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from the U. S. Congress. The amount of additional income tax expense would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS No. 123(R) is effective for the beginning of our fiscal 2006. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

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

An inability to adequately respond to changes in technology or customer needs may decrease our sales.

      Pulse operates in an industry characterized by rapid change caused by the frequent emergence of new technologies. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Our inability to react to changes in technology or customer needs quickly and efficiently may decrease our sales, thus reducing profitability.

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

o develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of control procedures; and

o     identify and take advantage of cost reduction opportunities; and

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

o     unduly burden our other resources; and

o result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

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

      We have grown rapidly over the last ten years, both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our businesses may be adversely affected.

Uncertainty in demand for our products may result in increased costs of production, an inability to service our customers, or higher inventory levels which may adversely affect our results of operations and financial condition.

      We have very little visibility into our customers' purchasing patterns and are highly dependent on our customers' forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often-imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

o     production delays;

o     increased costs of production;

o     excessive inventory levels and reduced financial liquidity;

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

      Pulse has substantially all of its non-consumer manufacturing operations in the PRC. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, in May 2005 the local government in the PRC increased wages in the southern coastal provinces of the PRC by 17%. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Turkey subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

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

Costs associated with precious metals may not be recoverable.

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

      Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 2004.

Item 4: Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of April 1, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included periodic SEC filings for the company.

      There was no change in internal controls over financial reporting that occurred during the quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      On September 13, 2004, we acquired additional shares of common stock in Full Rise Electronic Co., Ltd. (FRE) bringing our cumulative ownership to 51%. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and April 1, 2005 FRE's internal control over financial reporting, as of December 31, 2004 and April 1, 2005, respectively. FRE's total assets and total revenues represented 6% and 2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business.

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

                           PART II. OTHER INFORMATION

Item 1      Legal Proceedings                                               None

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds     None

Item 3      Defaults Upon Senior Securities                                 None

Item 4      Submission of Matters to a Vote of Security Holders             None

Item 5      Other Information

                  In the three months ended April 1, 2005, we accrued $0.9
            million for a number of unrelated actions including, severance and related payments comprised of $0.5 million related to Pulse's termination of manufacturing and support personnel in facilities in Italy and Turkey, $0.3 million related to the termination of a lease in China, and $0.1 million for severance in other locations. The majority of these accruals will be utilized by December 31, 2005.

                  The compensation committee of our board of directors approved the termination of the Deferred Compensation Plan for Director, effective on May 2, 2005. This plan allowed our directors to defer their receipt of certain fees paid to them by us.

Item 6      Exhibits

            (a)   Exhibits

                        The Exhibit Index is on page 28.

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

10.15 Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2004).

10.16 Amended and Restated Consignment Agreement, Dated May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the three months ended October 1, 2004).

10.16(1) First Amendment to Amended and Restated Consignment Agreement, Dated May 27, 1997, by and among Rhode Island Hospital Trust National Bank, Doduco GmbH, Doduco Espana, S.A. and Technitrol, Inc. (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the three months ended October 1, 2004).

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

10.30 Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-K for the year ended December 31, 2004).

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

                                        Technitrol, Inc.
                                        ----------------------------------------
                                        (Registrant)


May 4, 2005                             /s/ Drew A. Moyer
-----------------------------           ----------------------------------------
(Date)                                  Drew A. Moyer
                                        Senior Vice President and Chief
                                        Financial Officer (duly authorized
                                        officer, principal financial and
                                        accounting officer)