Form 10-Q
period 2005-07-01
TECHNITROL INC
filed 2005-08-10
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

|X| The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the three months ended July 1, 2005, or

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.)      YES |X|      NO |_|

Common Stock - Shares Outstanding as of July 28, 2005:     40,529,568

(Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable dates.)

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                                            July 1,  December 31,
                            Assets                                             2005          2004
                                                                        -----------   -----------
                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                            $   182,111   $   155,952
   Trade receivables, net                                                   105,714       109,652
   Inventories                                                               65,303        77,481
   Assets of discontinued operations held for sale                            4,346            --
   Prepaid expenses and other current assets                                 16,545        20,917
                                                                        -----------   -----------
       Total current assets                                                 374,019       364,002

Property, plant and equipment                                               201,768       233,563
   Less accumulated depreciation                                            119,774       131,387
                                                                        -----------   -----------
       Net property, plant and equipment                                     81,994       102,176
Deferred income taxes                                                         8,245         8,898
Goodwill                                                                     97,687       126,178
Other intangibles, net                                                        9,334        22,685
Other assets                                                                  2,353         2,648
                                                                        -----------   -----------
                                                                        $   573,632   $   626,587
                                                                        ===========   ===========

       Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                               $       121   $       130
   Short-term debt                                                            4,735         6,717
   Accounts payable                                                          45,055        48,655
   Liabilities of discontinued operations held for sale                       2,576            --
   Accrued expenses                                                          72,405        69,602
                                                                        -----------   -----------
       Total current liabilities                                            124,892       125,104

Long-term liabilities:
   Long-term debt, excluding current installments                             6,217         7,125
   Other long-term liabilities                                               14,174        14,766

Minority interest                                                            14,444        14,730

Shareholders' equity:
   Common stock and additional paid-in capital                              215,376       213,694
   Retained earnings                                                        194,859       239,752
   Deferred compensation                                                     (2,018)       (1,968)
   Other comprehensive income                                                 5,688        13,384
                                                                        -----------   -----------
       Total shareholders' equity                                           413,905       464,862
                                                                        -----------   -----------
                                                                        $   573,632   $   626,587
                                                                        ===========   ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                                           Three Months Ended         Six Months Ended
                                                                          July 1,    June 25,      July 1,    June 25,
                                                                             2005        2004         2005        2004
                                                                        ---------   ---------    ---------   ---------
Net sales                                                               $ 143,305   $ 141,301    $ 284,696   $ 276,591

Costs and expenses:
   Cost of sales                                                          110,766     102,060      218,188     199,639
   Selling, general and administrative expenses                            26,512      28,137       52,114      55,544
   Severance and asset impairment expense                                  48,261       1,484       49,203       4,341
                                                                        ---------   ---------    ---------   ---------

       Total costs and expenses applicable to sales                       185,539     131,681      319,505     259,524
                                                                        ---------   ---------    ---------   ---------

Operating (loss) profit                                                   (42,234)      9,620      (34,809)     17,067

Other income (expense):
   Interest income (expense), net                                             541        (153)         781        (305)
   Equity method investment earnings                                           --         257           --         392
   Other                                                                     (471)      1,290         (891)        576
                                                                        ---------   ---------    ---------   ---------

       Total other income (expense)                                            70       1,394         (110)        663
                                                                        ---------   ---------    ---------   ---------

(Loss) earnings from continuing operations before taxes
  and minority interest                                                   (42,164)     11,014      (34,919)     17,730

Income taxes                                                                  899       1,775        2,474       2,818

Minority interest                                                             497          --          718          --
                                                                        ---------   ---------    ---------   ---------

Net (loss) earnings from continuing operations                          $ (43,560)  $   9,239    $ (38,111)  $  14,912
Net earnings from discontinued operations, net of taxes                       646          35          306         127
                                                                        ---------   ---------    ---------   ---------
Net (loss) earnings                                                     $ (42,914)  $   9,274    $ (37,805)  $  15,039
                                                                        =========   =========    =========   =========

Basic and diluted (loss) earnings per share
from continuing operations                                              $   (1.08)  $    0.23    $   (0.95)  $    0.37
                                                                        =========   =========    =========   =========
Basic and diluted earnings per share
from discontinued operations                                            $    0.02   $    0.00    $    0.01   $    0.00
                                                                        =========   =========    =========   =========
Basic and diluted (loss) earnings per share                             $   (1.06)  $    0.23    $   (0.94)  $    0.37
                                                                        =========   =========    =========   =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                             Six Months Ended
                                                                            July 1,     June 25,
                                                                               2005         2004
                                                                          ---------    ---------
Cash flows from operating activities:
Net (loss) earnings                                                       $ (38,111)   $  14,912
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
    Depreciation and amortization                                            10,948       11,801
    Tax effect of employee stock compensation                                    98           --
    Amortization of stock incentive plan expense                              1,686        1,665
    Minority interest in net earnings of consolidated subsidiary                286           --
    Severance and asset impairment expense, net of cash payments             47,060        2,800
    Changes in assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                      (4,645)      (6,573)
      Inventories                                                             1,890       (7,219)
      Prepaid expenses and other current assets                               3,188          595
      Accounts payable and accrued expenses                                     (81)       4,489
    Other, net                                                                3,534       (4,234)
                                                                          ---------    ---------
       Net cash provided by operating activities                             25,853       18,236
                                                                          ---------    ---------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                       (1,240)      (4,050)
    Proceeds from sale of business                                            6,724           --
    Capital expenditures                                                     (8,204)      (3,866)
    Proceeds from sale of property, plant and equipment                         975          413
    Foreign currency impact on intercompany lending                           8,501        1,882
                                                                          ---------    ---------
       Net cash provided by (used in) investing activities                    6,756       (5,621)
                                                                          ---------    ---------

Cash flows from financing activities:
    Principal payments of long-term debt, net                                   (90)        (322)
    Principal payments of short-term debt, net                               (1,982)          --
    Dividends paid                                                           (3,541)          --
    Sale of stock through employee stock purchase plan                           --          427
                                                                          ---------    ---------
       Net cash (used in) provided by financing activities                   (5,613)         105
                                                                          ---------    ---------

Net effect of exchange rate changes on cash                                  (2,066)        (893)
                                                                          ---------    ---------

Net increase in cash and cash equivalents from continuing
 operations                                                                  24,930       11,827

Net increase (decrease) in cash and cash equivalents
 from discontinued operations                                                 1,229       (1,222)
                                                                          ---------    ---------

Cash and cash equivalents at beginning of period                            155,952      143,448
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $ 182,111    $ 154,053
                                                                          =========    =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity

                          Six Months Ended July 1, 2005

                                   (Unaudited)
                                  In thousands


                                                                                           Other
                                                                                   ---------------------
                                                                                             Accumulated
                                                    Common stock and                               other
                                                     paid-in capital               Deferred      compre-     Compre-
                                                 --------------------   Retained    compen-      hensive     hensive
                                                   Shares      Amount   earnings     sation       income       (loss)
                                                 --------   ---------   --------   --------   ----------   ---------
Balance at December 31, 2004                       40,448   $ 213,694   $239,752   $ (1,968)  $   13,384
Stock options, awards and related compensation         21         594         --         28           --
Tax effect of stock compensation                       --         (54)        --         --           --
Currency translation adjustments                       --          --         --         --       (3,514)  $  (3,514)
Net earnings                                           --          --      5,109         --           --       5,109
                                                                                                           ---------
Comprehensive income                                   --          --         --         --           --   $   1,595
                                                                                                           =========
Dividends declared ($0.0875 per share)                 --          --     (3,541)        --           --
                                                 --------   ---------   --------   --------   ----------
Balance at April 1, 2005                           40,469     214,234    241,320     (1,940)       9,870
Stock options, awards and related compensation         61         990         --        (78)          --
Tax effect of stock compensation                       --         152         --         --           --
Currency translation adjustments                       --          --         --         --       (4,182)  $  (4,182)
Net (loss)                                             --          --    (42,914)        --           --     (42,914)
                                                                                                           ---------
Comprehensive (loss)                                   --          --         --         --           --   $ (47,096)
                                                                                                           =========
Dividends declared ($0.0875 per share)                 --          --     (3,547)        --           --
                                                 --------   ---------   --------   --------   ----------
Balance at July 1, 2005                            40,530   $ 215,376   $194,859   $ (2,018)  $    5,688
                                                 ========   =========   ========   ========   ==========

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

      The results for the six months ended July 1, 2005 and June 25, 2004 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the six months ended July 1, 2005 are not necessarily indicative of annual results.

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

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The American Jobs Creation Act ("AJCA") introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after sources and uses of cash for the remainder of 2005 are finalized in terms of location (U.S. or foreign), amounts and timing.

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

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions

      Full Rise Electronic Co., Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE's net earnings, after deducting the minority interest due to the minority shareholders. During the six months ended July 1, 2005, we acquired an additional 1.4 million shares of common stock in FRE for $1.2 million, bringing our ownership percentage up to 54%. Additional purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 13, 2004. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $9.3 million of goodwill. All of the separately identifiable intangibles are being amortized, with useful lives of 4 years for technology and customer relationships.

(3)   Severance and asset impairment expense

      In the six months ended July 1, 2005, we accrued $3.2 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include severance and related payments comprised of $1.0 million related to Pulse's termination of manufacturing and support personnel at a facility in Italy and Turkey, $1.2 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Italy, $0.3 million related to the Pulse's termination of a lease in China, and $0.7 million for severance at other locations. The majority of these accruals will be paid by December 31, 2005, except for remaining lease or severance payments to be made over a specified term. Additionally, in the quarter ended July 1, 2005, we recorded a $46.0 million impairment charge of Pulse Consumer Division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and the overall decline in the European television market. We expect to accrue an additional $1.0 million of severance in the third quarter of 2005 in connection with the termination of manufacturing and support personnel in the Consumer Division. Additionally, we expect to accrue an additional $0.8 million in contract termination costs and asset impairments at AMI Doduco's facility in Italy in the third quarter of 2005.

      In the six months ended June 25, 2004, we accrued $4.3 million for severance and related payments comprised of $2.5 million related to AMI Doduco's termination of manufacturing and support

                        Technitrol, Inc. and Subsidiaries

(3)   Severance and asset impairment expense, continued

personnel at a facility in Germany, $0.8 million related to the termination of manufacturing and support personnel at a facility in France, $0.7 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.3 million for other severances in various locations. The vast majority of these accruals were utilized by December 31, 2004. We accrued an additional $2.0 million of severance and asset impairment expense in the third quarter of 2004 in connection with the completion of the shutdown of the AMI Doduco facility in France and the termination of manufacturing and support personnel in Germany.

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2005 as follows (in millions):

                                                      AMI
                                                   Doduco     Pulse     Total
                                                  -------   -------   -------
      Balance accrued at December 31, 2004        $   1.8   $   1.2   $   3.0
      Accrued during the six  months ended
       July 1, 2005                                   1.5      47.7      49.2
      Severance and other cash payments              (0.8)     (1.2)     (2.0)
      Non-cash asset disposals                       (0.4)    (46.0)    (46.4)
                                                  -------   -------   -------
      Balance accrued at July 1, 2005             $   2.1   $   1.7   $   3.8
                                                  =======   =======   =======
(4)   Inventories

      Inventories consisted of the following (in thousands):

                                     July 1,     December 31,
                                        2005             2004
                                   ---------     ------------
      Finished goods               $  26,620       $   27,394
      Work in process                 18,008           20,312
      Raw materials and supplies      20,675           29,775
                                   ---------       ----------
                                   $  65,303       $   77,481
                                   =========       ==========

(5)   Derivatives and Other Financial Instruments

      We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At July 1, 2005, we had one foreign exchange forward contract outstanding to sell forward approximately 50.7 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at July 1, 2005. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings Per Share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had unvested restricted shares outstanding of approximately 226,000 and 256,000 as of July 1, 2005 and June 25, 2004, respectively. For calculating diluted earnings per share, common share equivalents and unvested restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. There were no common share equivalents for the three and six months ended July 1, 2005, as the exercise prices of outstanding share options were greater than the average stock price for the period. There were approximately 516,000 stock options outstanding as of July 1, 2005 and approximately 457,000 as of June 25, 2004.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

                                                    Three Months Ended          Six Months Ended
                                                    July 1,      June 25,      July 1,      June 25,
                                                       2005          2004         2005          2004
                                                 ----------    ----------   ----------    ----------
Net (loss) earnings from continuing operations   $  (43,560)   $    9,239   $  (38,111)   $   14,912
Net earnings from discontinued operations               646            35          306           127
                                                 ----------    ----------   ----------    ----------
Net (loss) earnings                              $  (42,914)   $    9,274   $  (37,805)   $   15,039

Basic (loss) earnings per share:
  Shares                                             40,296        40,164       40,270        40,142
  Continuing operations                          $    (1.08)   $     0.23   $    (0.95)   $     0.37
  Discontinued operations                              0.02          0.00         0.01          0.00
                                                 ----------    ----------   ----------    ----------
  Per share amount                               $    (1.06)   $     0.23   $    (0.94)   $     0.37
                                                 ==========    ==========   ==========    ==========

Diluted (loss) earnings per share:
  Shares                                             40,296        40,408       40,270        40,364
  Continuing operations                          $    (1.08)   $     0.23   $    (0.95)   $     0.37
  Discontinued operations                              0.02          0.00         0.01          0.00
                                                 ----------    ----------   ----------    ----------
  Per share amount                               $    (1.06)   $     0.23   $    (0.94)   $     0.37
                                                 ==========    ==========   ==========    ==========

                        Technitrol, Inc. and Subsidiaries

(7)   Business Segment Information

      For the three and six months ended July 1, 2005 and June 25, 2004 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 31, 2004 to July 1, 2005, except for the impairment writedown in the Pulse Consumer Division. In addition, the basis for determining segment financial information has not changed from 2004. Specific segment data are as follows:

                                                                       Three Months Ended             Six Months Ended
                                                                    July 1,      June 25,        July 1,      June 25,
Net sales:                                                             2005          2004           2005          2004
                                                                 ----------    ----------     ----------    ----------
   Pulse                                                         $   78,350     $  81,456     $  153,928    $  158,993
   AMI Doduco                                                        64,955        59,845        130,768       117,598
                                                                 ----------     ---------     ----------    ----------
      Total                                                      $  143,305     $ 141,301     $  284,696    $  276,591
                                                                 ==========     =========     ==========    ==========

(Loss) earnings before income taxes and minority interest:
   Pulse                                                         $  (42,023)    $   9,772     $  (36,060)   $   18,442
   AMI Doduco                                                          (211)         (152)         1,251        (1,375)
                                                                 ----------     ---------     ----------    ----------
      Operating (loss) profit                                      ($42,234)        9,620        (34,809)       17,067
   Other income (expense), net                                           70         1,394           (110)          663
                                                                 ----------     ---------     ----------    ----------
   (Loss) Earnings before income taxes and
    minority interest                                            $  (42,164)    $  11,014     $  (34,919)   $   17,730
                                                                 ==========     =========     ==========    ==========

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

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net earnings and earnings per basic and diluted share would have been as follows, (in thousands, except per share amounts):

                                                                       Three Months Ended             Six Months Ended
                                                                    July 1,      June 25,        July 1,      June 25,
                                                                       2005          2004           2005          2004
                                                                  ---------     ---------     ----------    ----------
Net (loss) earnings, as reported                                  $ (42,914)    $   9,274     $  (37,805)   $   15,039
Add: Stock-based compensation expense included
 in reported net (loss) earnings, net of taxes                          536           614          1,037           998
Deduct: Total stock-based compensation expense
determined  under fair value based method for all
awards, net of taxes                                                   (749)         (882)        (1,464)       (1,469)
                                                                  ---------     ---------     ----------    ----------
Net (loss) earnings adjusted                                      $ (43,127)    $   9,006     $  (38,232)   $   14,568
Basic net (loss) earnings per share - as reported                 $   (1.06)    $    0.23     $    (0.94)   $     0.37
Basic net (loss) earnings per share - adjusted                    $   (1.07)    $    0.22     $    (0.95)   $     0.36
Diluted net (loss) earnings per share - as reported               $   (1.06)    $    0.23     $    (0.94)   $     0.37
Diluted net (loss) earnings per share - adjusted                  $   (1.07)    $    0.22     $    (0.95)   $     0.36

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for Stock Based Compensation, continued

      At July 1, 2005, we had approximately 516,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restriction period, and such expense is included in the results of operations for the periods ended July 1, 2005 and June 25, 2004, respectively.

(9)   Pension

      In the six months ended July 1, 2005 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.7 million and $0.7 million in the six months ended July 1, 2005 and June 25, 2004, respectively, and is expected to be approximately $1.4 million for the full fiscal year in 2005.

(10)  Discontinued Operations

      In the three months ended April 1, 2005, our board of directors approved a plan to divest AMI Doduco's bimetal and metal cladding operations located in North Carolina. In the second quarter of 2005, we received approximately $6.7 million in cash and realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During the six months ended July 1, 2005, we accrued $0.8 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel. Additionally, we realized a $0.6 million curtailment gain as a result of the reduced estimated future service period of the severed personnel. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the consolidated statements of operations for all periods presented. Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

                                    Three Months Ended         Six Months Ended
                                   July 1,    June 25,      July 1,    June 25,
                                      2005        2004         2005        2004
                                 ---------   ---------   ----------  ----------
Net sales                        $   3,548   $   5,670   $    9,020  $    9,987
Earnings before income taxes           993          55          471         195

      The assets and liabilities of the bimetal and metal cladding operations, which were presented as assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, respectively, on the consolidated balance sheet at July 1, 2005, were as follows ( in thousands):

Trade receivables, net                                    $   1,243
Property, plant and equipment, net                            1,336
Other assets                                                  1,767
                                                          ---------
Assets of discontinued operations held for sale           $   4,346
                                                          =========

Accounts payable                                          $   1,100
Accrued expenses                                              1,476
                                                          ---------
Liabilities of discontinued operations held for sale      $   2,576
                                                          =========

We expect the majority of assets of discontinued operations held for sale, excluding the property, plant and equipment, and liabilities of the discontinued operations held for sale to be realized by December 31, 2005.

                        Technitrol, Inc. and Subsidiaries

(11)  Goodwill and Other Intangibles

      The changes in the carrying amounts of goodwill for the six months ended July 1, 2005 is as follows (in thousands):

        Balance at December 31, 2004                       $ 126,178
        Goodwill acquired during the year                         32
        Impairment adjustment                                (25,118)
        Currency translation adjustment                       (3,405)
                                                           ---------
        Balance at July 1, 2005                            $  97,687

      The majority of our goodwill and other intangibles relate to our Pulse segment.

Other intangible assets were as follows (in thousands):

                                                             July 1,
                                                                2005
                                                           ---------
            Intangible Assets Subject to Amortization
             (Definite Lived)                              $  10,682
            Accumulated Amortization                          (6,006)
            Net Intangible Assets Subject to
            Amortization                                       4,676
            Intangibles Assets Not Subject to
             Amortization (Indefinite Lived)                   4,658
                                                           ---------
                                                           $   9,334
                                                           =========

      Amortization expense was $1.1 million and $2.1 million for the six months ended July 1, 2005 and June 25, 2004, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

                       Year Ending

                          2006                     $  909
                          2007                        909
                          2008                        838
                          2009                        260
                          2010                         --

      In the quarter ended July 1, 2005, we recorded a $46.0 million impairment charge of Pulse Consumer Division assets consisting of $25.6 million of goodwill and $11.5 million of identifiable intangibles. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and the overall decline in the European television market.

                        Technitrol, Inc. and Subsidiaries

(12)  Subsequent Event

      On August 9, 2005 we announced an agreement to acquire LK Products Oy
(LK), a leading global producer of antennas and modules for mobile communication and information devices, from Filtronic PLC. LK's products are used in wireless applications for handsets, notebook computers, personal digital assistants
(PDAs) and similar wireless devices. LK is based in Kempele, Finland and has additional production operations in Finland, China and Hungary as well as offices in South Korea and San Diego, California. The purchase price is
(euro)67.0 million, or approximately $82.8 million (at the close of trading Friday, August 5, 2005). The acquisition will be financed either entirely with cash on hand or with a combination of cash and credit under Technitrol's multi-currency credit facility. In addition, the terms of the purchase include a revenue-based earnout provision whereby we will pay Filtronic one euro for each euro of revenue in excess of (euro)85.0 million achieved by LK for the 12 months ending May 31, 2006. Revenues were approximately (euro)74.0 million ($91.0 million) in the 12 months ended December 31, 2004. In addition, we entered into a foreign exchange forward contract on August 9, 2005 in order to sell forward an equivalent amount of U.S. dollars to hedge the (euro)67.0 million purchase price. Closing of the transaction is expected before September 30, 2005.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 25 through 32.

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

      Severance and Asset Impairment Expense. We record severance, tangible asset and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time, such as estimated residual values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings.

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

      We operate our business in two distinct segments:

         - the electronic components segment, which operates under the name Pulse, and

         - the electrical contact products segment, which operates under the name AMI Doduco.

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

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Excelsus was acquired in August 2001 and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories, and it is now a core part of Pulse's telecommunications product division. Pulse acquired Eldor's consumer electronics business in January 2003 and this became the Pulse Consumer Division headquartered in Italy with production operations in Turkey and in the Peoples Republic of China ("PRC"). The Consumer Division is a leading supplier of flyback transformers to the European television industry. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in 2004. FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. AMI Doduco has also made acquisitions over the years. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

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

      Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. One of these factors is economic profit, which we define as operating profit after tax, less our cost of capital. Revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently with analysts and investors, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding and inventory turnover. The continued success of our business is largely dependent on meeting and exceeding our customers' expectations. Therefore, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

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

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. Therefore, we may restructure our business in the future and the amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs resulting from factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment. We have implemented a succession of cost reduction initiatives and programs, summarized as follows:

      During 2004, we accrued for the termination of personnel at AMI Doduco's facility in Germany; for Pulse's shutdown of a facility in Carlsbad, California; to reduce capacity at a Pulse facility in the PRC; to shutdown AMI Doduco's facility in France; and for other severance in various locations.

      During 2005, we accrued for the termination of personnel at Pulse's facilities in Italy and Turkey and AMI Doduco's facility in Italy; the termination of a lease in the PRC; and for other severance in various locations. An additional provision was recorded related to asset write-downs of Pulse's consumer business in Italy and Turkey.

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

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the PRC. This mix of income can vary significantly from one period to another. We have benefited in recent years from favorable tax incentives, inside and outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist. Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas ("APB 23"). Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $333.0 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 31, 2004, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $96.0 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be repatriated.

Results of Operations

      Three months ended July 1, 2005 compared to the three months ended June 25, 2004

      Net Sales. Net sales for the three months ended July 1, 2005 increased $2.0 million, or 1.4%, to $143.3 million from $141.3 million in the three months ended June 25, 2004. Our sales increase from the comparable period last year was primarily attributable to improvement in the market conditions for AMI Doduco. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro. Pulse's sales decreased due to lower demand in primarily the telecommunications and consumer division markets, relative to the comparable period in 2004, which represented a period of overly optimistic markets, particularly for telecommunications and consumer division products.

      Pulse's net sales decreased $3.1 million, or 3.8%, to $78.4 million for the three months ended July 1, 2005 from $81.5 million in the three months ended June 25, 2004. This decrease was a result of decreases in demand experienced across Pulse's networking, telecommunications, military/aerospace, power conversion and consumer division products. Offsetting this decrease in demand is the inclusion of FRE sales during the three months ended July 1, 2005. Additionally, the sales decrease at the consumer division was favorably impacted by a stronger euro in the 2005 period.

      AMI Doduco's net sales increased $5.1 million, or 8.5 %, to $65.0 million for the three months ended July 1, 2005 from $59.8 million in the three months ended June 25, 2004. Sales in the 2005 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were marginally stronger. The sales comparison benefited from an increase in the average U.S. dollar-to-euro exchange rate and higher prices for precious metals which were passed on to customers. The higher average U.S. dollar-to-euro exchange rate during 2005 versus the comparable 2004 quarter increased sales by approximately $1.9 million in the three months ended July 1, 2005.

      Cost of Sales. As a result of higher sales, our cost of sales increased $8.7 million, or 8.5%, to $110.8 million for the three months ended July 1, 2005 from $102.1 million for the three months ended June 25, 2004. Our consolidated gross margin for the three months ended July 1, 2005 was 22.7% compared to 27.8% for the three months ended June 25, 2004. Our consolidated gross margin in 2005 was negatively affected by a decline in labor productivity and minimum wage increases at Pulse in 2005 compared to 2004. The local government in the PRC increased wages in Southern coastal provinces of the PRC by 17% in May 2005. We expect to offset this unfavorable impact on our costs by various actions including increasing customer prices and improving throughput and efficiency in our manufacturing operations.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended July 1, 2005 decreased $1.6 million, or 5.7%, to $26.5 million, or 18.5 % of net sales, from $28.1 million, or 19.9% net of sales for the three months ended June 25, 2004. Decreased spending was a result of lower variable costs such as incentives and stock compensation expense and the favorable impact of restructuring actions that we took over the last year to reduce costs and tighten spending controls. Incentive expense, in particular, was $2.0 million lower in 2005 versus the comparable period in 2004. Partially offsetting the lower spending was the fact that European expenses are denominated in euros, which translated to a higher level of U.S. dollars at the higher average dollar-to-euro exchange rate in 2005 compared to 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended July 1, 2005 and June 25, 2004 respectively, RD&E by segment was as follows (dollars in thousands):

                                                  2005        2004
                                                -------      -------
      Pulse                                     $ 4,728      $ 4,682
      Percentage of segment sales                   6.0%         5.8%

      AMI Doduco                                $ 1,023      $   976
      Percentage of segment sales                   1.6%         1.6%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Severance and Asset Impairment Expense. Severance and asset impairment expense for the three months ended July 1, 2005 was $48.3 million compared to $1.5 million in the three months ended June 25, 2004. The increase in the 2005 period was primarily due to the $46.0 million asset impairment charge in Pulse's Consumer Division, consisting of $25.6 million of goodwill, $11.5 of identified intangibles and $8.9 million of property, plant and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and the overall decline in the European television market.

      Interest. Net interest income was $0.5 million for the three months ended July 1, 2005 compared to net interest expense of $0.2 million for the three months ended June 25, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulting in higher net interest income. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2004, except for the inclusion of interest expense on FRE debt during the three months ended July 1, 2005.

      Other Income. Other income (expense) was $0.5 million of expense for the three months ended July 1, 2005 versus $1.3 million of income for the three months ended June 25, 2004. The decrease from 2004 is primarily attributable to $1.1 million gain recorded in the 2004 period related to the sale of equity rights arising from the 2001 acquisition of the Engelhard-CLAL electrical contacts business.

      Income Taxes. The effective income tax rate for the three months ended July 1, 2005 was (2.1%) compared to 16.1% for the three months ended June 25, 2004. The lower tax rate in 2005 was primarily a result of the non-deductibility of the Consumer Division impairment charge of approximately $46.0 million.
The effective rate without the impairment charge was 29.2%.

      Six months ended July 1, 2005 compared to the six months ended June 25,
2004

      Net Sales. Net sales for the six months ended July 1, 2005 increased $8.1 million, or 2.9%, to $284.7 million from $276.6 million in the six months ended June 25, 2004. Our sales increase from the comparable period last year was attributable to improvement in the markets for AMI Doduco. AMI Doduco's increase in net sales was due to higher prices for precious metals and favorable translation effect of a stronger euro. Pulse's sales decreased due to lower demand in primarily the telecommunications and consumer division markets, relative to the comparable period in 2004, which represented a period of overly optimistic markets, particularly for telecommunications and consumer division products

      Pulse's net sales decreased $ 5.1 million, or 3.2%, to $153.9 million for the six months ended July 1, 2005 from $159.0 million in the six months ended June 25, 2004. This decrease was attributable to weak demand in Pulse's telecommunications and consumer division markets on a worldwide basis, offset partially by stronger demand in networking and power conversion products. Partially offsetting this decrease in demand is the inclusion of FRE sales during the six months ended July 1, 2005.

      AMI Doduco's net sales increased $13.2 million, or 11.2%, to $130.8 million for the six months ended July 1, 2005 from $117.6 million in the six months ended June 25, 2004. Sales in the 2005 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas European markets were flat to down, particularly in the automotive sector. The sales benefited from an increase in the average U.S. dollar-to-euro exchange rate and higher prices for precious metals which were passed on to customers. The higher average U.S. dollar-to-euro exchange rate during 2005 versus the comparable 2004 six months increased sales by approximately $4.1 million in the six months ended July 1, 2005.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $18.6 million, or 9.3 %, to $218.2 million for the six months ended July 1, 2005 from $199.6 million for the six months ended June 25, 2004. Our consolidated gross margin for the six months ended July 1, 2005 was 23.4% compared to 27.8% for the six months ended June 25, 2004. Our consolidated gross margin was negatively affected by a decline in labor productivity and minimum wage increases at Pulse in 2005 compared to 2004. The local government in the PRC increased wages in Southern coastal provinces of the PRC by 17% in May 2005. We expect to offset this unfavorable impact on our costs by various actions including increasing customer prices and improving throughput and efficiency in our manufacturing operations.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended July 1, 2005 decreased $3.4 million, or 6.1 %, to $52.1 million, or 18.3% of net sales, from $55.5 million, or 20.1% net of sales for the six months ended June 25, 2004. Decreased spending was primarily a result of decreased incentive expense, which was $3.4 million lower in 2005 versus the comparable period in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended July 1, 2005 and June 25, 2004 respectively, RD&E by segment was as follows (dollars in thousands):

                                                  2005           2004
                                                --------      --------
      Pulse                                     $  9,508      $  9,289
      Percentage of segment sales                    6.2%          5.8%

      AMI Doduco                                $  2,177      $  2,045
      Percentage of segment sales                    1.7%          1.6%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Severance and Asset Impairment Expense. Severance and asset impairment expense for the six months ended July 1, 2005 was $49.2 million compared to $4.3 million in the six months ended June 25, 2004. The increase in the 2005 period was primarily due to the $46.0 million asset impairment in Pulse's Consumer Division, consisting of $25.6 million of goodwill, $11.5 of identified intangibles and $8.9 million of property, plant and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and the overall decline in the European television market.

      Interest. Net interest income was $0.8 million for the six months ended July 1, 2005 compared to net interest expense of $0.3 million for the six months ended June 25, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulting in higher net interest income. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2004, except for the inclusion of interest expense on FRE debt during the six months ended July 1, 2005.

      Other Income. Other income (expense) was $0.9 million of expense for the six months ended July 1, 2005 versus $0.6 million of income for the six months ended June 25, 2004. The decrease from 2004 is primarily attributable to $1.1 million gain related to the sale of equity rights arising for the 2001 acquisition of the Engelhard-CLAL electrical contacts business.

      Income Taxes. The effective income tax rate for the six months ended July 1, 2005 was (7.1%) compared to 15.9% for the six months ended June 25, 2004. The lower tax rate in 2005 was primarily a result of the non-deductibility of the Consumer Division impairment charge of approximately $46.0 million. The effective rate without the impairment charge was 24.3%

Liquidity and Capital Resources

      Working capital as of July 1, 2005 was $249.1 million compared to $238.9 million as of December 31, 2004. This increase was primarily due to the increase in cash and cash equivalents, offset by decreases in trade receivables and inventories. Cash and cash equivalents, which is included in working capital, increased from $156.0 million as of December 31, 2004 to $182.1 million as of July 1, 2005.

      Net cash provided by operating activities was $25.9 million for the six months ended July 1, 2005 and $18.2 million in the comparable period of 2004, an increase of $7.7 million. This increase is primarily attributable to a net working capital increase of $10.2 million during the six months ended July 1, 2005, compared to a net working capital increase of $18.6 million in the six months ended June 25, 2004.

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

      Capital expenditures were $8.2 million during the six months ended July 1, 2005 and $3.9 million in the comparable period of 2004. During the six months ended July 1, 2005, we included $5.6 million of capital spending of FRE in conjunction with our consolidation of FRE's financial statements. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

      On February 2, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on April 22, 2005 to shareholders of record on April 8, 2005. This quarterly dividend resulted in a cash payment to shareholders of approximately $3.5 million in the second quarter of 2005. We did not declare or pay cash dividends on our common stock in fiscal 2004. On May 18, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on July 22, 2005 to shareholders of record on July 8, 2005. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the third quarter of 2005.

      We used $1.2 million for acquisitions during the six months ended July 1, 2005. This expenditure related to the acquisition by Pulse of additional shares of FRE, bringing our total ownership to 54%. We used $4.0 million, net of cash acquired, for acquisitions during the six months ended June 25, 2004. This expenditure was related to the acquisition by Pulse of a plastics fabrication operation in the PRC. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We expect to close on our transaction to acquire the common stock outstanding of LK Products OY and subsidiaries (see Note 11 in Notes to Unaudited Financial Statements) on August 31, 2005, which would result in a 67.0 million euro use of cash. The sources of such funding will be our available cash reserves, borrowing under our existing credit agreement and/or borrowing under any new credit agreement we may initiate in the future.

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

      The credit facility contains covenants specifying a maximum debt-to-EBITDA ratio, minimum interest expense coverage, capital expenditure limitations, and other customary and normal provisions. We are in compliance with all such covenants. As of July 1, 2005, we have no outstanding borrowings under our existing three-year revolving credit agreement.

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

      We announced on August 8, 2005 that we entered into a commitment letter with Bank of America, N.A. and Banc of America Securities, LLC to arrange and syndicate a $200 million five-year revolving credit facility. Under the facility, we may request an increase in the principal amount to $300 million. The credit facility will be made available for working capital, capital expenditures, acquisitions, and other purposes, and to refinance our existing $125 million credit facility which expires in 2007. The credit agreement will contain affirmative and negative covenants, customary in facilities of this type and is expected to be executed on or before September 30, 2005, subject to customary closing conditions.

      We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros.

      At July 1, 2005, our balance sheet includes $4.7 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $6.9 million in U.S. dollar equivalents as of July 1, 2005. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      We had three standby letters of credit outstanding at July 1, 2005 in the aggregate amount of $1.1 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at July 1, 2005 of approximately $80.1 million due under precious metal consignment-type leases. This represents a decrease of $3.3 million from the $83.4 million outstanding as of December 31, 2004 and is primarily attributable to lower average silver prices during 2005.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of July 1, 2005, with the exception of approximately $14.0 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $14.0 million is $1.8 million of retained earnings of FRE of which we own 54%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited-time 85% dividends-received deduction on the repatriation of certain foreign earnings. Effectively, this deduction would result in a federal tax rate of approximately 5.25% on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have begun an evaluation of the possible effects of the repatriation provision, however, we do not expect to be able to complete this evaluation until after our planned sources and uses of cash for the remainder of 2005 are finalized in terms of location (U.S. or foreign), amounts, and timing. The amount that we are considering for repatriation under this provision ranges from zero to approximately $125.0 million. While we estimate that the related potential range of additional income tax is between zero and $10.1 million. The amount of additional income tax expense would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

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

      Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. A contraction in demand would result in a decrease in sales of our products, as our customers:

   -  may cancel many existing orders;

   -  may introduce fewer new products; and

   -  may decrease their inventory levels.

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

      We have completed several acquisitions in recent years. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2004, we recorded an aggregate intangible impairment charge of $18.5 million related to Pulse. In 2005 we recorded a $46.0 million impairment charge related to Pulse's Consumer Division. The success of any of our acquisitions depends on our ability to:

   - successfully integrate or consolidate acquired operations into our existing businesses;

   - develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of control procedures; and

   -  identify and take advantage of cost reduction opportunities; and

   -  further penetrate the markets for the product capabilities acquired.

      Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in slower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

   -  cause a disruption in our ongoing business;

   -  distract our managers;

   -  unduly burden our other resources; and

   - result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

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

      Most of our sales are made on a purchase order basis as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Our contracts typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues will decrease if a significant number of customers:

   -  do not submit additional purchase orders;

   -  do not enter into new agreements with us; or

   -  elect to terminate their relationship with us.

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

      We have very little visibility into our customers' purchasing patterns and are highly dependent on our customers' forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often-imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

   -  production delays;

   -  increased costs of production;

   -  excessive inventory levels and reduced financial liquidity;

   -  an inability to make timely deliveries; and

   -  a decrease in profits.

A decrease in availability or increase in cost of our key raw materials could adversely affect our profit margins.

      We use several types of raw materials in the manufacturing of our products, including:

   -  precious metals such as silver;

   -  other base metals such as copper and brass; and

   -  ferrite cores.

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

      Some of our raw materials, such as precious metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by holding the majority of our precious metal inventory through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after delivery to our customer and pass this cost on to our customer. In addition, leasing and consignment costs have historically been substantially below the costs to borrow funds to purchase the precious metals. We currently have four consignment or leasing agreements related to precious metals, all of which generally have one year terms with varying maturity dates, but can be terminated by either party with 30 days' prior notice. Our results of operations and liquidity will be negatively impacted if:

   - we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate, or

   - our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices.

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

      Both Pulse and AMI Doduco frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

   -  product quality and reliability;

   -  global design and manufacturing capabilities;

   -  breadth of product line;

   -  customer service;

   -  price; and

   -  on-time delivery.

      Our inability to successfully compete on any or all of the above factors may result in reduced sales.

Our backlog is not an accurate measure of future revenues and is subject to customer cancellation.

      While our backlog consists of firm accepted orders with an express release date generally scheduled within six months of the order, many of the orders that comprise our backlog may be canceled by customers without penalty. It is widely known that customers in the electronics industry have on occasion double and triple-ordered components from multiple sources to ensure timely delivery when quoted lead time is particularly long. In addition, customers often cancel orders when business is weak and inventories are excessive. Although backlog should not be relied on as an indicator of our future revenues, our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

      We manufacture and assemble most of our products in locations outside the United States, including the Peoples' Republic of China, or PRC, and Turkey. In addition, approximately 78% of our revenues for the year ended December 31, 2004 were derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

      Risks inherent in doing business internationally may include:

   -  economic and political instability;

   -  expropriation and nationalization;

   -  trade restrictions;

   -  capital and exchange control programs;

   -  transportation delays;

   -  foreign currency fluctuations; and

   - unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

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

      Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

   -  air emissions;

   -  wastewater discharges;

   - the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and

   -  employee health and safety.

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

Item 4:  Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of July 1, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in these controls or procedures that occurred during the three months ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, these controls or procedures.

      On September 13, 2004, we acquired additional shares of common stock in Full Rise Electronic Co., Ltd. (FRE) bringing our cumulative ownership to 51%. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, FRE's internal control over financial reporting. FRE's total assets and total revenues represent 6% and 2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

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

                           PART II. OTHER INFORMATION
Item 1      Legal Proceedings                                                              None

Item 2      Changes in Securities and Use of Proceeds                                      None

Item 3      Defaults Upon Senior Securities                                                None

Item 4      Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders was held on May 18,
            2005 at which the following matters were submitted to a vote of the shareholders.

            (a) Messrs. Dennis J. Horowitz, and Mark Melliar-Smith were elected to a three-year term as directors of the Company. The results of the votes were as follows:

                                                   Withhold
                                       For         Authority
                                    ----------     ---------
            Dennis J. Horowitz      34,754,338       346,179

            Mark Melliar-Smith      34,549,975       450,542

            In addition, each of the following directors continued in office after the meeting: Alan E. Barton, John E.
            Burrows, Jr., David H. Hofmann, Edward M. Mazze, and
            James M. Papada, III.

            (b) The shareholders approved the amendment to the Technitrol, Inc. Board of Directors Stock Plan to increase the number of shares authorized for issuance under the plan.

            The result of the vote was as follows:

                                       For          Against     Withhold Authority    Non-Vote
                                    ----------     ---------    ------------------    ---------
                                    28,313,104     2,176,222          58,757          4,452,434

Item 5      Other Information                                                              None

Item 6      Exhibits

            (a)   Exhibits

                  The Exhibit Index is on page 35.

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

10.4 Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

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

10.17 Amended and Restated Consignment Agreement dated July 29, 2005, among Fleet Precious Metals Inc. d/b/a Bank of America Precious Metals, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 2, 2005).

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

10.22 Separation Agreement between Technitrol, Inc. and Albert Thorp, III dated June 29, 2005.

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

                                  Technitrol, Inc.
                                 ----------------------------------------------
                                  (Registrant)

 August 9, 2005                   /s/Drew A. Moyer
--------------------------       ----------------------------------------------
 (Date)                           Drew A. Moyer
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (duly authorized officer, principal financial
                                  and accounting officer)