Form 10-Q
period 2005-09-30
TECHNITROL INC
filed 2005-11-09
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended September 30, 2005, or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission File No. 1-5375

                              TECHNITROL [GRAPHIC]
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 40,529,151

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements                                                3

           Consolidated Balance Sheets (Unaudited)                             3
           Consolidated Statements of Operations (Unaudited)                   4
           Consolidated Statements of Cash Flows (Unaudited)                   5
           Consolidated Statements of Changes in Shareholders'
           Equity (Unaudited)                                                  6
           Notes to Unaudited Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         31

Item 4.    Controls and Procedures                                            31

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  33

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 3.    Defaults Upon Senior Securities                                    33

Item 4.    Submission of Matters to a Vote of Security Holders                33

Item 5.    Other Information                                                  33

Item 6.    Exhibits                                                           33

           Exhibit Index                                                      34

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                   September 30,   December 31,
                                                            2005           2004
                                                            ----           ----
                                                     (unaudited)

                      Assets
Current assets:
   Cash and cash equivalents                            $ 98,975       $155,952
   Trade receivables, net                                126,335        109,652
   Inventories                                            75,061         77,481
   Prepaid expenses and other current assets              14,885         20,917
                                                        --------       --------
         Total current assets                            315,256        364,002

Property, plant and equipment                            241,227        233,563
   Less accumulated depreciation                         144,431        131,387
                                                        --------       --------
         Net property, plant and equipment                96,796        102,176
Deferred income taxes                                     10,012          8,898
Goodwill                                                 155,592        126,178
Other intangibles, net                                     9,098         22,685
Other assets                                               2,554          2,648
                                                        --------       --------
                                                        $589,308       $626,587
                                                        ========       ========

        Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt               $    124       $    130
   Short-term debt                                         6,084          6,717
   Accounts payable                                       64,353         48,655
   Accrued expenses                                       72,053         69,602
                                                        --------       --------
         Total current liabilities                       142,614        125,104

Long-term liabilities:
   Long-term debt, excluding current installments          6,220          7,125
   Other long-term liabilities                            14,634         14,766

Minority interest                                         12,732         14,730

Shareholders' equity:
   Common stock and additional paid-in capital           215,359        213,694
   Retained earnings                                     195,902        239,752
   Deferred compensation                                  (1,612)        (1,968)
   Other comprehensive income                              3,459         13,384
                                                        --------       --------
         Total shareholders' equity                      413,108        464,862
                                                        --------       --------
                                                        $589,308       $626,587
                                                        ========       ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                                     Three Months Ended             Nine Months Ended
                                                              September 30,     October 1,  September 30,     October 1,
                                                                       2005           2004           2005           2004
                                                                       ----           ----           ----           ----
Net sales                                                          $147,217       $140,606       $431,913       $417,197

Costs and expenses:
   Cost of sales                                                    113,211        105,949        331,399        305,588
   Selling, general and administrative expenses                      25,574         26,825         77,688         82,369
   Severance and asset impairment expense                             1,438          2,399         50,641          6,740
                                                                   --------       --------       --------       --------

       Total costs and expenses applicable to sales                 140,223        135,173        459,728        394,697

Operating profit (loss)                                               6,994          5,433        (27,815)        22,500

Other income (expense):
   Interest income (expense), net                                       377           (100)         1,158           (405)
   Equity method investment earnings                                     --            395             --            787
   Other                                                               (203)           170         (1,094)           746
                                                                   --------       --------       --------       --------

       Total other income                                               174            465             64          1,128
                                                                   --------       --------       --------       --------

Earnings (loss) from continuing operations before taxes and
  minority interest                                                   7,168          5,898        (27,751)        23,628

Income taxes                                                          1,551          1,304          4,025          4,122

Minority interest                                                       327            141          1,045            141
                                                                   --------       --------       --------       --------
Net earnings (loss) from continuing operations                     $  5,290       $  4,453       $(32,821)      $ 19,365
Net (loss) earnings from discontinued operations, net
  of taxes                                                             (701)           (15)          (395)           112
                                                                   --------       --------       --------       --------
Net earnings (loss)                                                $  4,589       $  4,438       $(33,216)      $ 19,477
                                                                   ========       ========       ========       ========

Basic and diluted earnings (loss) per share from
  continuing operations                                            $   0.13       $   0.11       $  (0.81)      $   0.48
                                                                   ========       ========       ========       ========
Basic and diluted (loss) per share from discontinued
  operations                                                       $  (0.02)      $     --       $  (0.01)      $     --
                                                                   ========       ========       ========       ========
Basic and diluted earnings (loss) per share                        $   0.11       $   0.11       $  (0.82)      $   0.48
                                                                   ========       ========       ========       ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                Nine Months Ended
                                                                         September 30,       October 1,
                                                                         -------------       ----------
                                                                                  2005             2004
                                                                                  ----             ----
Cash flows from operating activities:
Net (loss) earnings                                                           $(32,821)        $ 19,365
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
     Depreciation and amortization                                              15,808           17,676
     Tax effect of employee stock compensation                                    (151)              --
     Amortization of stock incentive plan expense                                2,828            2,578
     Minority interest in net earnings of consolidated subsidiary                1,045              141
     Severance and asset impairment expense, net of cash payments               46,065            1,573
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                        (8,696)           2,267
       Inventories                                                                (191)          (6,503)
       Prepaid expenses and other current assets                                 1,224              417
       Accounts payable and accrued expenses                                     2,527          (17,073)
     Other, net                                                                  5,499            1,010
                                                                              --------         --------
         Net cash provided by operating activities                              33,137           21,451
                                                                              --------         --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                        (84,599)          (4,845)
     Proceeds from sale of business                                              6,724               --
     Capital expenditures                                                      (12,167)          (5,422)
     Proceeds from sale of property, plant and equipment                         2,006              168
     Foreign currency impact on intercompany lending                             8,032              321
                                                                              --------         --------
         Net cash (used in) investing activities                               (80,004)          (9,778)
                                                                              --------         --------
Cash flows from financing activities:
     Principal payments of long-term debt, net                                    (754)            (238)
     Dividends paid                                                             (7,088)              --
     Sale of stock through employee stock purchase plan                             --              702
                                                                              --------         --------
         Net cash (used in) provided by financing activities                    (7,842)             464
                                                                              --------         --------
Net effect of exchange rate changes on cash                                     (2,646)             (41)
                                                                              --------         --------
Net (decrease) increase in cash and cash equivalents from
  continuing operations                                                        (57,355)          12,096

Net increase (decrease) in cash and cash equivalents from
  discontinued operations                                                          378           (1,828)
                                                                              --------         --------
Cash and cash equivalents at beginning of period                               155,952          143,448
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 98,975         $153,716
                                                                              ========         ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

            Consolidated Statements of Changes in Shareholders' Equity

                      Nine Months Ended September 30, 2005

                                   (Unaudited)
                                  In thousands

                                                                                                  Other
                                                                                          ---------------------
                                                                                                       Accumu-
                                                                                                       lated
                                                     Common stock and                                   other       Compre-
                                                      paid-in capital                     Deferred     compre-      hensive
                                                   ---------------------     Retained      compen-     hensive       income
                                                    Shares       Amount      earnings      sation       income       (loss)
                                                   --------     --------     --------     --------     --------     --------
Balance at December 31, 2004                         40,448     $213,694     $239,752     $ (1,968)    $ 13,384
Stock options, awards and related compensation           21          594           --           28           --
Tax effect of stock compensation                         --          (54)          --           --           --
Currency translation adjustments                         --           --           --           --       (3,514)    $ (3,514)
Net earnings                                             --           --        5,109           --           --        5,109
                                                                                                                    --------
Comprehensive income                                                                                                $  1,595
                                                                                                                    ========
Dividends declared ($0.0875 per share)                   --           --       (3,541)          --           --
                                                   --------     --------     --------     --------     --------
Balance at April 1, 2005                             40,469      214,234      241,320       (1,940)       9,870

Stock options, awards and related compensation           61          990           --          (78)          --
Tax effect of stock compensation                         --          152           --           --           --
Currency translation adjustments                         --           --           --           --       (4,182)    $ (4,182)
Net (loss)                                               --           --      (42,914)          --           --      (42,914)
                                                                                                                    --------
Comprehensive (loss)                                                                                                $(47,096)
                                                                                                                    ========

Dividends declared ($0.0875 per share)                   --           --       (3,547)          --           --
                                                   --------     --------     --------     --------     --------
Balance at July 1, 2005                              40,530      215,376      194,859       (2,018)       5,688

Stock options, awards and related compensation           (1)         232           --          406           --
Tax effect of stock compensation                         --         (249)          --           --           --
Currency translation adjustments                         --           --           --           --       (2,229)    $ (2,229)
Net earnings                                             --           --        4,589           --           --        4,589
                                                                                                                    --------
Comprehensive income                                                                                                $  2,360
                                                                                                                    ========
Dividends declared ($0.0875 per share)                   --           --       (3,546)          --           --
                                                   --------     --------     --------     --------     --------
Balance at September 30, 2005                        40,529     $215,359     $195,902     $ (1,612)    $  3,459
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

      The results for the nine months ended September 30, 2005 and October 1, 2004 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the term, "conditional asset retirement obligation", as used in SFAS No. 143 Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 becomes effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect FIN 47 will have on our consolidated financial statements.

      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS
123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS 123(R) becomes effective at the beginning of our fiscal 2006. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

      In December 2004, the FASB issued Staff Position No. FAS 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The American Jobs Creation Act ("AJCA") introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based on the AJCA legislation and 2005 guidance by the Department of Treasury, we decided in the third quarter of 2005 to repatriate $53.0 million of foreign earnings before the end of 2005. A charge of $5.6 million related to the planned repatriation was accrued in the third quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying consolidated statements of operations.

                        Technitrol, Inc. and Subsidiaries

(1)   Accounting policies, continued

      In November 2004, the FASB issued Statement No. 151, Inventory Costs or Amendment of ARB No.43, Chapter 4 ("SFAS 151"). SFAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. SFAS 151 becomes effective at the beginning of our fiscal 2006. Adoption of this standard is not expected to have a material impact on our revenue, operating results, financial position or liquidity.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)   Acquisitions

      LK Products Oy: On September 8, 2005, we acquired all of the capital stock of LK Products Oy ("LK"), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK's operations have been included in the consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and will be the cornerstone of Pulse's antenna products division. The purchase price was approximately $82.6 million, net of cash acquired of $0.4 million. The purchase price was funded with cash on hand. The purchase agreement also includes a revenue-based earnout provision whereby we will pay the seller one euro for each euro of revenue in excess of (euro)85.0 million achieved by LK during the 12 months ended May 31, 2006. We will record this contingent consideration as additional goodwill, when and if paid. The preliminary fair value of the net tangible assets acquired approximated $24.7 million. We are in the process of obtaining third-party valuations of the property, plant and equipment and intangible assets. Therefore, the allocation of the purchase price is subject to adjustment. The full excess purchase price has been recorded as goodwill on the consolidated balance sheet until the valuation is completed. We will record cumulative amortization in the fourth quarter of 2005. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

      Current assets                              $ 26.6
      Property, plant & equipment                   15.8
      Goodwill                                      58.4
                                                  ------
           Total assets acquired                   100.8

      Current liabilities                           17.4
      Long-term liabilities                          0.3
                                                  ------
           Total liabilities assumed                17.7

           Net assets acquired                    $ 83.1
                                                  ======

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

      Had the acquisition of LK occurred on January 1, 2004, unaudited pro forma results would have been as follows (in millions, except per share amounts):

                                                          Nine Months   Nine Months
                                                                Ended         Ended
                                                            9/30/2005     10/1/2004
                                                            ---------     ---------
      Net sales                                                $495.0        $486.7
      Net earnings (loss) from continuing operations            (30.9)         27.5
      Net earnings (loss) from continuing operations per
        common share:
         Basic                                                  (0.77)         0.68
         Diluted                                                (0.77)         0.68

The pro forma results reflect adjustments for the increased amortization and the reduction in interest income attributable to the acquisition. Potential cost savings, however, from combining LK with our operations are not reflected. For this and other reasons, the pro forma results are not indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 2004, and are not intended to be a projection of future results or trends.

      Full Rise Electronic Co., Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE's net earnings, after deducting the minority interest due to the minority shareholders. During the nine months ended September 30, 2005, we acquired an additional 2.8 million shares of common stock in FRE for $2.2 million, bringing our ownership percentage up to 57%. Additional purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 13, 2004. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $10.7 million of goodwill. All of the separately identifiable intangibles are being amortized, with useful lives of 4 years for technology and customer relationships.

                        Technitrol, Inc. and Subsidiaries

(3)   Severance and asset impairment expense

      In the nine months ended September 30, 2005, we accrued $4.6 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include severance and related payments comprised of $0.8 million related to Pulse's termination of manufacturing and support personnel at facilities in Italy and Turkey, $1.6 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Italy, $0.3 million related to Pulse's termination of a lease in China, $0.2 million related to AMI Doduco's shutdown of a facility in the United Kingdom, $0.4 million related to the transfer of Pulse consumer division assets from Pulse's facility in Turkey to China, and $1.3 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by December 31, 2005, except for remaining lease or severance payments to be made over a specified term. Additionally, in the three months ended July 1, 2005, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market. We expect to accrue an additional $0.3 million of severance in the fourth quarter of 2005 in connection with the termination of manufacturing and support personnel in the consumer division and $0.2 million for severances at other locations. Additionally, we expect to accrue an additional $0.6 million in contract termination costs and asset impairments at AMI Doduco's facility in Italy in the fourth quarter of 2005.

      In the nine months ended October 1, 2004 we accrued $6.7 million for severance and related payments comprised of $3.0 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Germany, $2.5 million related to the termination of manufacturing and support personnel at a facility in France, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.4 million for other severances in various locations. The vast majority of these accruals were utilized by December 31, 2004.

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2005 as follows (in millions):

                                               AMI Doduco      Pulse      Total
                                               ----------      -----      -----

      Balance accrued at December 31, 2004          $ 1.8      $ 1.2      $ 3.0
      Accrued during the nine months ended
        September 30, 2005                            2.2       48.4       50.6
      Severance and other cash payments              (1.9)      (2.6)      (4.5)
      Non-cash asset disposals                       (0.2)     (46.1)     (46.3)
                                                    -----      -----      -----
      Balance accrued at September 30, 2005         $ 1.9      $ 0.9      $ 2.8
                                                    =====      =====      =====

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                        September 30,   December 31,
                                                 2005           2004
                                                 ----           ----
           Finished goods                     $30,632        $27,394
           Work in process                     20,247         20,312
           Raw materials and supplies          24,182         29,775
                                              -------        -------
                                              $75,061        $77,481
                                              =======        =======

                        Technitrol, Inc. and Subsidiaries

(5)   Derivatives and other financial instruments

      We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

      At September 30, 2005, we had one foreign exchange forward contract outstanding to sell forward approximately 49.1 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at September 30, 2005. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)   Earnings per share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. We had unvested restricted shares outstanding of approximately 197,000 and 211,000 as of September 30, 2005 and October 1, 2004, respectively. For calculating diluted earnings per share, common share equivalents and unvested restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. There were no common share equivalents for the three and nine months ended September 30, 2005, as the exercise prices of outstanding share options were greater than the average stock price for the period. There were approximately 475,000 stock options outstanding as of September 30, 2005 and approximately 435,000 as of October 1, 2004.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

                                              Three Months Ended              Nine Months Ended
                                        September 30,     October 1,  September 30,     October 1,
                                                 2005           2004           2005           2004
                                                 ----           ----           ----           ----
Net earnings (loss) from continuing
   operations                                $  5,290       $  4,453       $(32,821)      $ 19,365
Net (loss) earnings from discontinued
   operations                                    (701)           (15)          (395)           112
                                             --------       --------       --------       --------
Net earnings (loss)                          $  4,589       $  4,438       $(33,216)        19,477

Basic earnings (loss) per share:
     Shares                                    40,318         40,204         40,286         40,163
     Continuing operations                   $   0.13       $   0.11       $  (0.81)      $   0.48
     Discontinued operations                    (0.02)            --          (0.01)            --
                                             --------       --------       --------       --------
     Per share amount                        $   0.11       $   0.11       $  (0.82)      $   0.48
                                             ========       ========       ========       ========

Diluted earnings (loss) per share:
     Shares                                    40,445         40,439         40,286         40,387
     Continuing operations                   $   0.13       $   0.11       $  (0.81)      $   0.48
     Discontinued operations                    (0.02)            --          (0.01)            --
                                             --------       --------       --------       --------
     Per share amount                        $   0.11       $   0.11       $  (0.82)      $   0.48
                                             ========       ========       ========       ========

                        Technitrol, Inc. and Subsidiaries

(7)   Business segment information

      For the three and nine months ended September 30, 2005 and October 1, 2004 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 31, 2004 to September 30, 2005, except for the acquisition of LK of $83.1 million (Note 2) and the impairment writedown in the Pulse consumer division of $46.0 million (Note 3). In addition, the basis for determining segment financial information has not changed from 2004. Specific segment data are as follows (in thousands):

                                                      Three Months Ended             Nine Months Ended
                                                September 30,    October 1,   September 30,     October 1,
                                                         2005          2004            2005           2004
                                                         ----          ----            ----           ----
Net sales:
   Pulse                                             $ 86,626      $ 77,373        $240,554       $236,367
   AMI Doduco                                          60,591        63,233         191,359        180,830
                                                     --------      --------        --------       --------
       Total                                         $147,217      $140,606        $431,913       $417,197
                                                     ========      ========        ========       ========
Earnings (loss) from continuing operations
 before income taxes and minority interest:
   Pulse                                             $  6,196      $  5,934        $(29,864)      $ 24,376
   AMI Doduco                                             798          (501)          2,049         (1,876)
                                                     --------      --------        --------       --------
       Operating profit (loss)                       $  6,994      $  5,433        $(27,815)      $ 22,500
   Other income, net                                      174           465              64          1,128
                                                     --------      --------        --------       --------
   Earnings (loss) from continuing operations
     before income taxes and minority interest       $  7,168      $  5,898        $(27,751)      $ 23,628
                                                     ========      ========        ========       ========

(8)   Accounting for stock based compensation

      We adopted SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"), at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense is recorded for all awards granted subsequent to adoption.

      If compensation cost for our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards (including those made prior to 2003), our pro forma net earnings and earnings per basic and diluted share would have been as follows, (in thousands, except per share amounts):

                                                               Three Months Ended              Nine Months Ended
                                                        September 30,      October 1,   September 30,      October 1,
                                                                 2005            2004            2005            2004
                                                                 ----            ----            ----            ----
Net earnings (loss), as reported                             $  4,589        $  4,438        $(33,216)       $ 19,477
Add: Stock-based compensation expense included
    in reported net earnings (loss), net of taxes                 448             548           1,485           1,546
Deduct: Total stock-based compensation expense
    determined  under fair value based method for all
    awards, net of taxes                                         (495)           (664)         (1,959)         (2,096)
                                                             --------        --------        --------        --------
Net earnings (loss) adjusted                                 $  4,542        $  4,322        $(33,690)       $ 18,927
Basic net earnings (loss) per share - as reported            $   0.11        $   0.11        $  (0.82)       $   0.48
Basic net earnings (loss) per share - adjusted               $   0.11        $   0.11        $  (0.84)       $   0.47
Diluted net earnings (loss) per share - as reported          $   0.11        $   0.11        $  (0.82)       $   0.48
Diluted net earnings (loss) per share - adjusted             $   0.11        $   0.11        $  (0.84)       $   0.47

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for stock based compensation, continued

      At September 30, 2005, we had approximately 475,000 options outstanding, representing approximately 1% of our outstanding shares of common stock. The value of restricted stock has always been and continues to be recorded as compensation expense over the restriction period, and such expense is included in the results of operations for the periods ended September 30, 2005 and October 1, 2004, respectively.

(9)   Pension

      In the nine months ended September 30, 2005 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $1.1 million in the nine months ended September 30, 2005 and October 1, 2004, and is expected to be approximately $1.4 million for the full fiscal year in 2005.

(10)  Discontinued operations

      In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. We realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During the nine months ended September 30, 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. Additionally, we realized a $1.0 million pension curtailment gain as a result of the reduced estimated future service period of the severed personnel. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the consolidated statements of operations for all periods presented. Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

                                          Three Months Ended            Nine Months Ended
                                    September 30,     October 1,  September 30,    October 1,
                                             2005           2004           2005         2004
                                             ----           ----           ----         ----
Net sales                                 $    --        $ 5,845        $ 9,020        $15,832
(Loss) earnings before income taxes        (1,078)           (23)          (607)           172

The net book value of the land and building was approximately $1.3 million at September 30, 2005. These assets are included in other current assets on the consolidated balance sheets as the assets are held for sale.

                        Technitrol, Inc. and Subsidiaries

(11)  Goodwill and other intangibles, net

      The changes in the carrying amounts of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

      Balance at December 31, 2004                          $126,178
      Goodwill acquired during the year (Note 2)              58,474
      Purchase price allocation and other adjustments          1,245
      Impairment adjustment                                  (25,614)
      Currency translation adjustment                         (4,691)
                                                            --------
      Balance at September 30, 2005                         $155,592
                                                            ========

      The majority of our goodwill and other intangibles relate to our Pulse segment.

Other intangible assets were as follows (in thousands):

                                                       September 30,
                                                                2005
                                                                ----
      Intangible assets subject to amortization
        (definite lived)                                     $10,682
      Accumulated amortization                                (6,242)
                                                             -------
      Net intangible assets subject to
        amortization                                           4,440
      Intangibles assets not subject to
        amortization (indefinite lived)                        4,658
                                                             -------
                                                             $ 9,098
                                                             =======

      Amortization expense was $1.2 million and $3.3 million for the nine months ended September 30, 2005 and October 1, 2004, respectively. Exclusive of LK, estimated annual amortization expense for each of the next five years is as follows (in thousands):

                    Year Ending
                       2006                   $999
                       2007                    999
                       2008                    928
                       2009                    350
                       2010                     90

      In the three months ended July 1, 2005, we recorded a $46.0 million impairment charge of Pulse consumer division assets including $25.6 million of goodwill and $11.5 million of identifiable intangibles. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and the overall decline in the European television market.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 25 through 31.

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

      Severance and Asset Impairment Expense. We record severance, tangible asset and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time, such as estimated residual values. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether the assets impacted came from the acquired entity and the timing of the restructuring charge, such adjustment would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings.

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

Overview

      We are a global producer of precision-engineered passive electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

      We operate our business in two distinct segments:

            o the electronic components segment, which operates under the name Pulse, and

            o the electrical contact products segment, which operates under the name AMI Doduco.

      General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

      Prior to 2001, the growth in our consolidated net sales was due in large part to the growth of electronic component markets served by Pulse. However, beginning in late 2000, the electronics markets served by Pulse experienced a severe global contraction. In late 2002, many of these markets began to stabilize or increase in terms of unit sales. However, because of excess capacity, relocation by customers from North America and Europe to Asia, and emergence of strong competitors in Asia, the pricing environment for Pulse's products has been and remains challenging, preventing total revenue from growing proportionately with unit sales growth. Pulse has undertaken a series of cost-reduction actions to optimize its capacity with market conditions.

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

      Acquisitions. Historically, acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Excelsus was acquired in August 2001 and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories, and it is now a core part of Pulse's telecommunications product division. Pulse acquired Eldor's consumer electronics business in January 2003 and this became the Pulse consumer division headquartered in Italy with production operations in Turkey and in the Peoples Republic of China ("PRC"). The consumer division is a leading supplier of flyback transformers to the European television industry. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in 2004. FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK Products Oy ("LK") was acquired in September 2005. Headquartered in Kempele, Finland, LK produces antennas and integrated modules for mobile communications and information devices. AMI Doduco has also made acquisitions over the years. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, we have not separately tracked the net sales of an acquisition after the date of the transaction.

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

      During 2005, we accrued for the termination of personnel at Pulse's facilities in Italy and Turkey (coincident with moving these operations to China) and AMI Doduco's facility in Italy (coincident with moving these operations to Spain); the termination of a lease in the PRC; and for other severance in various locations. An additional provision was recorded related to asset write-downs of Pulse's consumer business in Italy and Turkey.

      International Operations. As of September 30, 2005, we had manufacturing operations in 9 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years has been outside of the United States. Fluctuating exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European and Pulse's consumer division sales are denominated primarily in euros, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investment in Pulse's consumer division and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. The Pulse non-consumer operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result. In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey and the PRC. This mix of income can vary significantly from one period to another. We have benefited in recent years from favorable tax incentives, inside and outside of the U.S. However, there is no guarantee as to how long these benefits will continue to exist. In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we decided in the third quarter of 2005 to repatriate $53.0 million of foreign earnings before the end of 2005. A charge of $5.6 million related to the planned repatriation was accrued in the third quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying consolidated statements of operations.

Results of Operations

      Three months ended September 30, 2005 compared to the three months ended October 1, 2004

      Net Sales. Net sales for the three months ended September 30, 2005 increased $6.6 million, or 4.7%, to $147.2 million from $140.6 million in the three months ended October 1, 2004. Our sales increase from the comparable period in prior year was primarily attributable to the consolidation of LK's net sales with Pulse's net sales beginning on September 9, 2005, partially offset by weakness in Pulse's consumer division and lower demand for AMI Doduco's products in Southern Europe. Net sales in the third fiscal quarter of 2005 included only thirteen weeks versus fourteen weeks in 2004.

      Pulse's net sales increased $9.3 million, or 12.0 %, to $86.6 million for the three months ended September 30, 2005 from $77.4 million in the three months ended October 1, 2004. This increase was primarily attributable to the consolidation of LK's net sales with Pulse's net sales beginning on September 9, 2005. Additionally, FRE's net sales were consolidated with Pulse's net sales for the full quarter of 2005, as compared with two weeks in the comparable period of 2004. Net sales in Pulse's legacy business (networking, telecommunications, military/aerospace, and power conversion) were up modestly in the current period with the prior year period, offset by continued weakness in Pulse's consumer division.

      AMI Doduco's net sales decreased $2.6 million, or 4.2 %, to $60.6 million for the three months ended September 30, 2005 from $63.2 million in the three months ended October 1, 2004. Sales in the 2005 period compared to 2004 period reflect lower demand in Southern Europe, and flat demand in North America and China. Partially offsetting this decrease was the positive impact of an increase in the average selling prices of precious metals compared to 2004.

      Cost of Sales. As a result of higher sales, our cost of sales increased $7.3 million, or 6.9%, to $113.2 million for the three months ended September 30, 2005 from $105.9 million for the three months ended October 1, 2004. Our consolidated gross margin for the three months ended September 30, 2005 was 23.1% compared to 24.7% for the three months ended October 1, 2004. Our consolidated gross margin in 2005 was negatively affected by unabsorbed capacity in the Pulse consumer division, statutory minimum wage and social cost increases in China in 2005 compared to 2004, and higher material costs at FRE in 2005.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 30, 2005 decreased $1.3 million, or 4.7%, to $25.6 million, or 17.4 % of net sales, from $26.8 million, or 19.1% of net sales for the three months ended October 1, 2004. Decreased spending was a result of lower variable costs such as incentive compensation and selling expense, and the favorable impact of restructuring actions that we took over the last year to reduce costs, including intangible asset writedowns which resulted in intangible amortization expense being $1.0 million lower in 2005 versus the comparable period in 2004. These decreases were partially offset by the inclusion of LK's expenses in the 2005 period, since the time of the acquisition on September 8, 2005.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended September 30, 2005 and October 1, 2004 respectively, RD&E by segment was as follows (in thousands):

                                             2005          2004
                                             ----          ----
      Pulse                                 $5,475        $4,846
      Percentage of segment sales              6.3%          6.2%

      AMI Doduco                            $  988        $1,043
      Percentage of segment sales              1.6%          1.6%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Severance and Asset Impairment Expense. Severance and asset impairment expense for the three months ended September 30, 2005 was $1.4 million compared to $2.4 million in the three months ended October 1, 2004.

      Interest. Net interest income was $0.4 million for the three months ended September 30, 2005 compared to net interest expense of $ 0.1 million for the three months ended October 1, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulted in higher net interest income. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2004.

      Other. Other income (expense) was $0.2 million of expense for the three months ended September 30, 2005 versus $0.2 million of income for the three months ended October 1, 2004.

      Income Taxes. The effective income tax rate for the three months ended September 30, 2005 was 21.6 % compared to 22.1% for the three months ended October 1, 2004. The $5.6 million tax expense on the repatriation was substantially offset by the tax benefit related to the expiration of the statue of limitations for tax reserve items.

      Nine months ended September 30, 2005 compared to the nine months ended October 1, 2004

      Net Sales. Net sales for the nine months ended September 30, 2005 increased $14.7 million, or 3.5%, to $431.9 million from $417.2 million in the nine months ended October 1, 2004. Our sales increase was attributable to improvement in the markets for AMI Doduco and the inclusion of LK Product's net sales in our consolidated financial statements beginning September 9, 2005. AMI Doduco's increase in net sales was due to strengthening markets, higher prices for precious metals and favorable translation effect of a stronger euro.

      Pulse's net sales increased $4.2 million, or 1.8 %, to $240.6 million for the nine months ended September 30, 2005 from $236.4 million in the nine months ended October 1, 2004. This increase was attributable to the inclusion of LK's net sales in our consolidation beginning September 9, 2005, and the inclusion of FRE's net sales in our consoldiation for the full year of 2005, as compared with two weeks in the comparable period of 2004, partially offset by weakness in Pulse's consumer division.

      AMI Doduco's net sales increased $10.5 million, or 5.8 %, to $191.4 million for the nine months ended September 30, 2005 from $180.8 million in the nine months ended October 1, 2004. Sales in the 2005 period reflect improving demand in North America, particularly in the commercial and industrial markets, whereas Southern European markets were flat to down, particularly in the automotive sector. The sales benefited from an increase in the average U.S. dollar-to-euro exchange rate and higher prices for precious metals which were passed on to customers. The higher average U.S. dollar-to-euro exchange rate during 2005 versus the comparable 2004 nine months increased sales by approximately $4.0 million in the nine months ended September 30, 2005, relative to the comparable period of 2004.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $25.8 million, or 8.4%, to $331.4 million for the nine months ended September 30, 2005 from $305.6 million for the nine months ended October 1, 2004. Our consolidated gross margin for the nine months ended September 30, 2005 was 23.3% compared to 26.8% for the nine months ended October 1, 2004. Our consolidated gross margin was negatively affected by:

      o decreased gross margin on Pulse consumer division sales, which was negatively impacted by the continuing weak U.S. dollar relative to the euro and lower demand for television sets in Europe;

      o increases in statutory minimum wages and social costs in China. The local government in the PRC increased wages in Southern coastal provinces of the PRC by 17% in May 2005; and

      o     higher material costs at FRE.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 2005 decreased $4.7 million, or 5.7%, to $77.7 million, or 18.0% of net sales, from $82.4 million, or 19.7% net of sales for the nine months ended October 1, 2004. Decreased spending was primarily a result of lower variable cost, such as decreased incentive expense, which was $2.7 million lower in 2005 versus the comparable period in 2004. We also benefited from the favorable impact of restructuring actions and expense reduction measures that we took over the last year. Intangible amortization expense was also $2.1 million lower in 2005 versus the comparable period in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended September 30, 2005 and October 1, 2004 respectively, RD&E by segment was as follows (in thousands):

                                              2005           2004
                                              ----           ----
      Pulse                                 $14,983        $14,135
      Percentage of segment sales               6.2%           6.0%

      AMI Doduco                            $ 3,165        $ 3,037
      Percentage of segment sales               1.7%           1.7%

      We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Severance and Asset Impairment Expense. Severance and asset impairment expense for the nine months ended September 30, 2005 was $50.6 million compared to $6.7 million in the nine months ended October 1, 2004. The increase in the 2005 period was primarily due to the $46.0 million asset impairment in Pulse's consumer division, consisting of $25.6 million of goodwill, $11.5 of identified intangibles and $8.9 million of property, plant and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers, and recent weakness in the European television market.

      Interest. Net interest income was $1.2 million for the nine months ended September 30, 2005 compared to net interest expense of $0.4 million for the nine months ended October 1, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulting in higher net interest income. Recurring components of interest expense (silver leasing fees, interest on bank debt and bank commitment fees) approximated those of 2004, except for the inclusion of interest expense on FRE debt which began on September 13, 2004 upon our acquisition of a controlling interest in FRE.

      Other. Other income (expense) was $1.1 million of expense for the nine months ended September 30, 2005 versus $0.7 million of income for the nine months ended October 1, 2004. The decrease from 2004 is primarily attributable to $1.1 million gain in 2004 related to the sale of equity rights arising from the acquisition of the Engelhard-CLAL electrical contacts business in 2001 and $1.1 million higher foreign currency exchange losses in the 2005 period compared to 2004.

      Income Taxes. The effective income tax rate for the nine months ended September 30, 2005 was 14.5% compared to 17.4% for the nine months ended October 1, 2004. The lower tax rate in 2005 was primarily a result of the non-deductibility of the consumer division impairment charge of approximately $46.0 million. The effective rate without the impairment charge was 23.2%. The $5.6 million tax expense on the repatriation was substantially offset by the tax benefit related to the expiration of the statue of limitations for tax reserve items.

Liquidity and Capital Resources

      Working capital as of September 30, 2005 was $172.6 million compared to $238.9 million as of December 31, 2004, a decrease of $66.3 million. Cash and cash equivalents, which is included in working capital, decreased from $156.0 million as of December 31, 2004 to $99.0 million as of September 30, 2005, a decrease of $57.0 million. This decrease in cash related primarily to cash used in the acquisition of LK on September 8, 2005, which was only partially offset by increases in working capital of LK subsequent to the acquisition date. At each balance sheet date, components of working capital will be affected by various items such as operating activities, foreign exchange rate changes, and acquisitions.

      Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 2005 and $21.5 million in the comparable period of 2004, an increase of $11.7 million. This increase is primarily attributable to positive working capital changes of $15.8 million during the nine months ended September 30, 2005, as compared to the nine months ended October 1, 2004.

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

      Capital expenditures were $12.2 million during the nine months ended September 30, 2005 and $5.4 million in the comparable period of 2004. During the nine months ended September 30, 2005, we included $6.8 million of capital spending of FRE in conjunction with our consolidation of FRE's financial statements. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

      We used $7.1 million for dividend payments during the nine months ended September 30, 2005. On July 27, 2005, we announced a quarterly dividend of $0.0875 per common share, payable on October 21, 2005 to shareholders of record on October 7, 2005. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the fourth quarter of 2005. On October 27, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on January 20, 2006 to shareholders of record on January 2, 2006. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the first quarter of 2006.

      We used $84.6 million for acquisitions during the nine months ended September 30, 2005 and $4.8 million for acquisitions during the nine months ended October 1, 2004, net of cash acquired in both years. The 2005 expenditures relate primarily to our acquisition of LK on September 8, 2005. The 2004 expenditures related to the acquisition by Pulse of a plastics fabrication operation in the PRC for $3.6 million and an investment in FRE of $13.0 million, net of cash acquired of $11.7 million. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to, U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

      -     a U.S. dollar-based swing-line loan not to exceed $20.0 million;

      - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

      - a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

      The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

      The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment as noted above.

      Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement.

      The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We have no outstanding borrowings under this five-year revolving credit agreement.

      We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.15% to 0.25% of the total commitment, depending on our debt-to-EBITDA ratio, as defined above. The interest rate for each currency's borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.60% to 1.25%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. Each of our domestic subsidiaries with net worth equal to or greater than $10 million has guaranteed all obligations incurred under the credit facility.

      Simultaneously with the execution of our current credit agreement, we terminated our previous $125.0 million credit agreement, dated June 17, 2004.

      We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros.

      At September 30, 2005, our balance sheet includes $6.1 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $6.9 million in U.S. dollar equivalents as of September 30, 2005. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE or assumed any responsibility for the current or future indebtedness of FRE.

      We had three standby letters of credit outstanding at September 30, 2005 in the aggregate amount of $1.1 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at September 30, 2005 of approximately $77.4 million due under precious metal consignment-type leases. This represents a decrease of $6.0 million from the $83.4 million outstanding as of December 31, 2004 and is primarily attributable to lower average silver prices at September 30, 2005.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of September 30, 2005, with the exception of approximately $14.0 million of retained earnings primarily in the PRC, that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $14.0 million are $1.8 million of retained earnings of FRE of which we own 57%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. The retained earnings in other countries represent a material portion of our assets. Except where it is advantageous for tax purposes, we expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we decided in the third quarter of 2005 to repatriate $53.0 million of foreign earnings before the end of 2005. A charge of $5.6 million related to the planned repatriation was accrued in the third quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying consolidated statement of operations. Prior to the passage of the AJCA, a majority of the undistributed earnings of foreign subsidiaries were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The tax expense related to dividend repatriation may be reduced or increased in future periods due to changes in key assumptions such as applicable law or business conditions

Risk Factors

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

      We manufacture and assemble most of our products in locations outside the United States, including the Peoples' Republic of China, or PRC, Hungary, and Turkey and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC, Hungary, and Turkey. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

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

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant domestic need for liquidity, such as paying dividends, that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $14.0 million of non-cash retained earnings as of December 31, 2004 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

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

Public health epidemics (such as flu strains, severe acute respiratory syndrome) or other natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

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

Item 4: Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in these controls or procedures that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. We completed the acquisition of LK Products Oy on September 8, 2005 and we are still in the process of evaluating internal control over financial reporting at LK Products Oy.

      On September 13, 2004, we acquired additional shares of common stock in Full Rise Electronic Co., Ltd. (FRE) bringing our cumulative ownership to 51%. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, FRE's internal control over financial reporting. As of September 30, 2005 it is management's assessment that FRE has a significant deficiency over its internal control over financial reporting. We have identified action plans to mitigate such significant deficiency as of September 30, 2005, and we expect to have this issue fully remediated before the end of our fiscal 2005.

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

                The Exhibit Index is on page 34.

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

10.4 Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

10.5 Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America N.A. as Administrative Agent and Lender, and certain other Lenders that are signatories thereto, dated as of October 14, 2005. (incorporated by reference to Exhibit
            10.1 to our Form 8-K dated October 20, 2005).

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

10.22 Separation Agreement between Technitrol, Inc. and Albert Thorp, III dated June 29, 2005. (incorporated by reference to Exhibit 10.22 to our Form 10-Q for the three months ended July 1, 2005).

10.23 Share Purchase Agreement dated August 8, 2005 among Pulse Electronics (Singapore) Pte. Ltd., as Purchaser, and Filtronic Plc and Filtronic Comtek Oy, as Sellers (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 11, 2005).

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

                                   Technitrol, Inc.
                                   ---------------------------------------------
                                   (Registrant)


November 9, 2005                   /s/ Drew A. Moyer
-------------------------          ---------------------------------------------
(Date)                             Drew A. Moyer
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (duly authorized officer, principal financial
                                   and accounting officer)