Form 10-K
period 2005-12-30
TECHNITROL INC
filed 2006-03-09
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
      _______________

      Commission File No. 1-5375


                                     [LOGO]

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
        Registrant's telephone number, including area code: 215-355-2900

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                  Name of each Exchange on which registered
          -------------------                  -----------------------------------------
Common Stock par value $0.125 per share                 New York Stock Exchange
Common Stock Purchase Rights                            New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates as of July 1, 2005 is $562,085,000 computed by reference to the closing price on the New York Stock Exchange on such date.

                                                  Number of shares outstanding
              Title of each class                        March 3, 2006
              -------------------                        -------------
    Common stock par value $0.125 per share                40,529,151

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be used in connection with the registrant's 2006 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

                                TABLE OF CONTENTS

PART I                                                                                                         PAGE
Item 1.     Business                                                                                              3
Item 1a.    Risk Factors                                                                                          8
Item 1b.    Unresolved Staff Comments                                                                            14
Item 2.     Properties                                                                                           15
Item 3.     Legal Proceedings                                                                                    16
Item 4.     Submission of Matters to a Vote of Security Holders                                                  16

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                17
Item 6.     Selected Financial Data                                                                              18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                19
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk                                           30
Item 8.     Financial Statements and Supplementary Data                                                          32
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                 32
Item 9a.    Controls and Procedures                                                                              32
Item 9b.    Other Matters                                                                                        34

PART III

Item 10.    Directors and Executive Officers of the Registrant                                                   35
Item 11.    Executive Compensation                                                                               35
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters       35
Item 13.    Certain Relationships and Related Transactions                                                       36
Item 14.    Principal Accounting Fees and Services                                                               36

PART IV

Item 15.    Exhibits and Financial Statement Schedule                                                            37
Exhibits                                                                                                         65
Signatures                                                                                                       69

                                     Part I

Item 1  Business

General

      Technitrol, Inc. is a global producer of precision-engineered electronic components and electrical contact products and materials. We sometimes refer to Technitrol as "we" or "our". We believe we are a leading global producer of these products and materials in the primary markets we serve, based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. Our electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

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

Pulse

      Pulse designs and manufactures a wide variety of highly-customized electronic components and, through a majority-owned subsidiary, connector products. Many of these components filter out radio frequency interference, adjust and ensure proper current and voltage, capture wireless communication signals and activate certain automotive functions. These products are often referred to as chokes, inductors, filters, transformers, antennas and coils. Pulse sells its products to primarily multinational original equipment manufacturers, contract manufacturers and distributors.

      Pulse's products are used in a broad array of industries, including:

            o     consumer electronics;

            o     enterprise networking;

            o     military/aerospace;

            o     power conversion;

            o     wireless terminals, such as handsets;

            o     telecommunications; and

            o     automotive.

      Representative end products that use Pulse's components include:

            o broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

            o     Ethernet switches;

            o     military/aerospace navigation and weapon guidance systems;

            o     power supplies;

            o     routers;

            o     televisions and DVD players;

            o     laptop computers;

            o     video game consoles;

            o     voice over Internet equipment;

            o     terminal devices, primarily handsets; and

            o automotive subassemblies, including ignition coils and other automotive coils.

      Pulse's products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design and engineering expertise to meet our customers' constantly evolving needs. We believe that the industries served by Pulse have been, and will continue to be, characterized by ongoing product innovation that will drive the growth in the passive magnetics-based electronic components industry. We sometimes refer to the Pulse business, excluding products made by factories which we acquired in the Eldor acquisition in 2003, the Full Rise Electronic Co., Ltd. ("FRE") acquisition in 2004, the LK acquisition in 2005 and the ERA Group acquisition in 2006, as the legacy business of Pulse, or "Pulse legacy".

      Pulse generated $361.6 million, or 58.7% of our revenues, for the year ended December 30, 2005, and $320.2 million, or 57.0% of our revenues, for the year ended December 31, 2004. Note 14 to the Consolidated Financial Statements contains additional segment information.

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

      In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented. Accordingly, historical statements of operations amounts included in the Form 10-K have been restated to reflect the discontinued operation.

      AMI Doduco generated $254.8 million, or 41.3% of our revenues, for the year ended December 30, 2005, and $241.1 million, or 43.0% of our revenues, for the year December 31, 2004. Note 14 to the Consolidated Financial Statements contains additional segment information.

Products

         Pulse designs and manufactures a wide array of electronic components. These products are highly-customized to address our customers' needs. The following table contains a list of some of Pulse's key products:

--------------------------------------------------------------------------------------------------------------
        Primary Products                        Function                             Application
--------------------------------------------------------------------------------------------------------------
Discrete Filter or Choke           Separates high and low frequency     Network switches, routers, hubs and
                                   signals                              personal computers
                                                                        Phone, fax and alarm systems used
                                                                        with digital subscriber lines, or DSL
--------------------------------------------------------------------------------------------------------------
Filtered Connector, which          Removes interference, or  noise,     Local area networks, or LANs, and
combines a filter with a           from circuitry and connects          wide area networks, or WANs,
connector and stand alone          electronic applications              equipment for personal computers and
connector products                                                      video game consoles
--------------------------------------------------------------------------------------------------------------
Inductor/chip inductor             Regulates electrical current under   AC/DC & DC/DC power supplies
                                   conditions of varying load           Mobile phones and portable devices
--------------------------------------------------------------------------------------------------------------
Power Transformer                  Modifies circuit voltage             AC/DC & DC/DC power supplies
--------------------------------------------------------------------------------------------------------------
Signal Transformer                 Limits distortion of signal as it    Analog circuitry
                                   passes from one medium to another    Military/aerospace navigation and
                                                                        weapon guidance systems
--------------------------------------------------------------------------------------------------------------
Flyback Transformer                Generates high voltages to           Televisions
                                   illuminate cathode ray picture
                                   tubes
--------------------------------------------------------------------------------------------------------------
Internal handset antenna and       Captures communications signals in   Cell phones, other mobile terminal
handset antenna modules            mobile handsets, personal digital    and information devices
                                   assistants and notebook computers
--------------------------------------------------------------------------------------------------------------
Ignition coil, other automotive    Powers ignition sparks, door         Automotive systems management
and keyless entry coils            locks, transmissions, mirrors and
                                   brakes
--------------------------------------------------------------------------------------------------------------

      AMI Doduco designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of AMI Doduco's key products:

--------------------------------------------------------------------------------------------------------------
          Primary Products                        Function                             Application
--------------------------------------------------------------------------------------------------------------
Contact prematerial such as wire   Raw materials                        Made into our customers' and
and metal tapes                                                         competitors' electrical contact parts
--------------------------------------------------------------------------------------------------------------
Electrical contact parts, either   Complete or interrupt an electrical  Electrical switches, relays, circuit
discrete or affixed to precision   circuit                              breakers and motor controls
stamped parts
--------------------------------------------------------------------------------------------------------------
Component subassemblies            Integrate contact with precision     Sensors and control devices
                                   stampings and plastic housings
--------------------------------------------------------------------------------------------------------------

      Within each segment, our primary products are similar in design, material content, production process, application and customer base. We continually introduce new or improved products in response to customers' needs and changes within the markets served.

Sales, Marketing and Distribution

      Pulse and AMI Doduco sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers' needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer's purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers' organizations. This interaction extends throughout a product's life cycle, engendering strong customer relationships. As of December 30, 2005, Pulse had approximately 80 salespeople and 19 sales offices worldwide and AMI Doduco had approximately 31 salespeople and 9 sales offices worldwide.

      We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

      We sell our products and services to original equipment manufacturers, which design, build and market end-user products. Pulse also sells its products to contract equipment manufacturers. We sometimes refer to original equipment manufacturers as "OEMs" and contract equipment manufacturers as "CEMs." CEMs contract with OEMs to manufacture the OEM's products. Many OEMs use CEMs primarily or exclusively to build their products. Nonetheless, OEMs generally control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, Pulse's engineering and sales teams also maintain close relationships with CEMs and distributors. We also sell to independent distributors, which sell components and materials to both OEMs and CEMs.

      No customer of either Pulse or AMI Doduco accounted for more than 10% of our consolidated net sales for the years ended December 30, 2005, December 31, 2004 or the year ended December 26, 2003. Sales to our ten largest customers accounted for 34.7% of net sales for the year ended December 30, 2005 and 32.8% of net sales for the year ended December 31, 2004. On a pro forma basis for 2005, had the acquisition of LK Products Oy occurred on January 1, 2005, then one customer would have accounted for more than 10% of our consolidated net sales. This customer is a major cell phone manufacturer.

      An increasing percentage of our sales in recent years has been outside of the United States. For the year ended December 30, 2005, 84% of our net sales were outside of the United States. During the years ended December 31, 2004 and December 26, 2003, 79% and 77%, respectively, of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 85% of its net sales for the year ended December 30, 2005, 81% of its net sales for the year ended December 31, 2004 and 77% for the year ended December 26, 2003. Sales made by AMI Doduco to its customers outside the United States accounted for 82% of its net sales for the year ended December 30, 2005, 78% of its net sales for the year ended December 31, 2004 and 77% of its net sales for the year ended December 26, 2003.

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

      Pulse's development and engineering expenditures were $21.4 million for the year ended December 30, 2005, $18.4 million for the year ended December 31, 2004 and $14.5 million for the year ended December 26, 2003. AMI Doduco's development and engineering expenditures were $4.1 million for the year ended December 30, 2005, $4.1 million for the year ended December 31, 2004 and $3.9 million for the year ended December 26, 2003. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

      We believe we are a market leader in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally manufacture some of the products offered by Pulse and AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component operations. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products more efficiently. Increasingly, Pulse's competitors are located in Asia and enjoy very low cost structures and very low cost of capital. Many of these competitors aggressively seek market share at the expense of profits.

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

Employees

      As of December 30, 2005, we had approximately 29,500 full-time employees as compared to 22,800 as of December 31, 2004. Of the 29,500 full-time employees, approximately 600 were located in the United States. No employees in the United States were covered by collective-bargaining agreements, however, some foreign employees are members of trade unions. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People's Republic of China. Such employees numbered approximately 18,800 and 14,000 as of December 30, 2005 and December 31, 2004, respectively. We have not experienced any major work stoppages and consider our relations with our employees to be good.

Raw Materials

      Raw materials necessary for the manufacture of our products include:

      o     precious metals such as silver;

      o     base metals such as copper and brass; and

      o     ferrite cores.

      We do not currently have significant difficulty obtaining any of our raw materials and do not currently anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities, such as copper, tungsten, nickel, silver and gold, and the market prices of a number of these commodities have been volatile in the last year. Although we are not dependent on any one particular source of supply, several of our raw materials are only sold by a limited number of suppliers, which could affect on the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins or decreased sales if we were unable to pass along the price increase to our customers.

      AMI Doduco uses precious metals, primarily silver, in manufacturing about two thirds of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these precious metals through consignment arrangements with our suppliers. Leasing and consignment costs have generally been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the effect of fluctuations in the market price associated with owned precious metal. AMI Doduco's terms of sale generally allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals beginning on page 23.

Backlog

      Our backlog of orders at December 30, 2005 was $73.0 million compared to $75.7 million at December 31, 2004. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that backlog is an accurate indicator of near-term business activity because many customers have negotiated rapid lead times, order pressure, vendor managed inventory and other similar consignment type arrangements with us. Orders from these arrangements typically are not reflected in backlog.

Intellectual Property

      We own a number of patents and have acquired the use of patents of others under license agreements, which impose restrictions on other's ability to utilize the intellectual property. We seek to limit disclosure of our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us "no further action" letters for most of the remediated areas. We expect a final "no further action" letter on this area upon IDEM's final review of our closure report. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to this site. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Available Information

      We make available free of charge on our website, www.technitrol.com, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and all Board and Committee charters, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 1a  Risk Factors

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

      We have completed several acquisitions in recent years. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2005, we recorded a $46.0 million impairment charge related to Pulse's consumer division. In 2004, we recorded an aggregate intangible impairment charge of $18.5 million related to Pulse. The success of any of our acquisitions depends on our ability to:

  o successfully integrate or consolidate acquired operations into our existing businesses;

  o develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;

  o   identify and take advantage of cost reduction opportunities; and

  o   further penetrate the markets for the product capabilities acquired.

      Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

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

      Our historical practice has been to rapidly integrate acquisitions into the existing business of the acquiring segment and to report financial performance on the segment level. As a result of this practice, we do not separately track the stand-alone performance of acquisitions after the date of the transaction. Consequently, investors cannot quantify the financial performance and success of any individual acquisition or the financial performance and success of a particular segment excluding the impact of acquisitions. In addition, our practice of rapidly integrating acquisitions into the financial performance of each segment may limit the ability of investors to analyze any trends in our operating results over time.

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

      Most of our sales are made on a purchase order basis, as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues will decrease if a significant number of customers:

  o   do not submit additional purchase orders;

  o   do not enter into new agreements with us; or

  o   elect to terminate their relationship with us.

If we do not effectively manage our business in the face of fluctuations in the size of our organization, our business may be disrupted.

      We have grown over the last ten years, both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our businesses may be adversely affected.

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

      Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by the supply of, and the demand for, the material. Consignment fees may increase if interest rates or the price of the consigned material increase.

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

      We manufacture and assemble most of our products in locations outside the United States, including the Peoples' Republic of China, or PRC, Hungary, Turkey, and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

      Pulse has substantially all of its manufacturing operations in the PRC, except for LK and ERA. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, in May 2005 the local government in the PRC increased wages in the southern coastal provinces of the PRC by 17%. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Turkey and Tunisia, which are subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

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

      In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write-offs or write-downs and moving expenses, as well as certain adverse tax consequences including the loss of specialized tax incentives. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

      A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in U.S. dollars. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant domestic need for liquidity, such as paying dividends, that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. With the exception of approximately $16.2 million of retained earnings as of December 30, 2005 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. The PRC Foreign Investment Enterprise Law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes-lengthy approval processes which some foreign governments require for international cash transfers may delay our internal cash movements from time to time.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings. A charge of $7.3 million related to the repatriation is included in income taxes (from continuing operations) in the accompanying Consolidated Statements of Operations. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

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

Public health epidemics (such as flu strains, or severe acute respiratory syndrome) or other natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

      Pulse maintains extensive manufacturing operations in the PRC, Turkey and Tunisia, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome or another public health epidemic or other natural disasters, could have a material adverse effect on our business and results of operations.

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

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us "no further action" letters for most of the remediated areas. We expect a final "no further action" letter on this area upon IDEM's final review of our closure report. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to this site. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Item 1b  Unresolved Staff Comments

      None

Item 2  Properties

      We are headquartered in Trevose, Pennsylvania where we lease 8,000 square feet of office space. Through Pulse and AMI Doduco, we operated 24 manufacturing plants in 10 countries as of December 30, 2005. We continually seek to size our operations in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek, whenever practical, to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

      The following is a list of the locations of our principal manufacturing facilities at December 30, 2005:

Pulse                                                                                               Approx. Percentage
Location (1)                                       Approx. Square Ft. (2)      Owned/Leased     Used For Manufacturing
--------                                          ------------------           ------------     ----------------------
Zhuhai, People's Republic of China, or PRC                   313,000                 Leased                       100%
Ningbo, PRC (3)                                              266,000                  Owned                        80%
Dongguan, PRC                                                231,000                 Leased                       100%
Zhongshan, PRC                                               192,000                 Leased                        90%
Kempele, Finland                                             151,000                 Leased                        80%
Suzhou, PRC                                                   52,000                 Leased                       100%
Shenzhen, PRC (3)                                             29,000                 Leased                       100%
Greensboro, Maryland                                          20,000                  Owned                        95%
Changshu, PRC (3)                                             14,000                  Owned                        85%
Yang Mei, Taiwan (3)                                          14,000                  Owned                        80%
Komarom, Hungary                                              10,000                 Leased                        75%
                                                           ---------
      Total                                                1,292,000

(1) In addition to these manufacturing locations, Pulse has 185,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Pulse's headquarters in San Diego, California. In addition, Pulse leases approximately 1,701,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2) Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

(3) Primarily facilities of Full Rise Electronic Co., Ltd. ("FRE"), a majority owned subsidiary, of which we owned 57% at December 30, 2005.


AMI Doduco                                                            Approx. Percentage
Location (1)             Approx. Square Ft.     Owned/ Leased     Used For Manufacturing
------------             ------------------     -------------     ----------------------
Pforzheim, Germany                  490,000             Owned                        65%
Sinsheim, Germany                   222,000             Owned                        60%
Export, Pennsylvania                115,000            Leased                        80%
Tianjin, PRC                         62,000            Leased                       100%
Mexico City, Mexico                  37,000            Leased                        80%
Luquillo, Puerto Rico                32,000             Owned                        80%
Madrid, Spain                        32,000             Owned                        90%
Dorog, Hungary                       11,000            Leased                        80%
                                  ---------
      Total                       1,001,000

(1) Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

      We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, the manufacturing processes at Pulse facilities maintain a cost structure that is labor intensive and highly variable, except for LK's manufacturing locations, the Consumer Division manufacturing locations, FRE's facilities in Chang An, PRC which are highly automated. The labor intensity at legacy Pulse facilities enables us to increase and decrease production rapidly and to contain costs during slower periods, whereas the Consumer Division's manufacturing plants are highly automated and therefore very sensitive to the volume of production. On the other hand, AMI Doduco's products tend to have longer business cycles, longer time to market and are more capital intensive than legacy Pulse products. As a result, we have automated or mechanized many functions at AMI Doduco facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create higher value added products and at a lower cost.

      Traditionally, our engineers design products to meet our customers' product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer's design.

      The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment's manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2005 was between 80% to 90% for Pulse and 75% to 80% for AMI Doduco.

Item 3  Legal Proceedings

      We are a party to various legal proceedings and administrative actions. See Discussion in Note 7 to the Consolidated Financial Statements. We expect lawsuits to arise in the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

      None

                                     Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the ticker symbol "TNL". The following table reflects the highest and lowest sales prices in each quarter of the last two years.

             First  Quarter   Second  Quarter   Third  Quarter   Fourth  Quarter
             --------------   ---------------   --------------   ---------------

2005 High            $19.03           $15.28            $15.52            $18.05
2005 Low             $14.35           $12.20            $12.55            $14.14

2004 High            $21.85           $23.28            $21.68            $19.91
2004 Low             $17.61           $18.80            $16.80            $16.10

      On December 30, 2005, there were approximately 1,258 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 8 of Notes to Consolidated Financial Statements.

      We used $10.6 million for dividend payments during the year ended December 30, 2005. On October 27, 2005, we announced a quarterly cash dividend of $0.0875 per common share, payable on January 20, 2006 to shareholders of record on January 2, 2006. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the first quarter of 2006. We expect to continue making quarterly dividend payments for the foreseeable future. We did not declare or pay cash dividends on our common stock during the year ended December 31, 2004.

      Information as of December 30, 2005 concerning plans under which our equity securities are authorized for issuance are as follows:

                                   Number of shares to be issued
                                       upon exercise of options,        Weighted average       Number of securities
                                   grant of restricted shares or       exercise price of        remaining available
Plan Category                             other incentive shares     outstanding options        for future issuance
-----------------------------    ----------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                          6,005,000                 $19.31                   3,015,225

Equity compensation plans not
approved by security holders                                  0                      0                           0

Total                                                 6,005,000                 $19.31                   3,015,225

      On May 15, 1981, our shareholders approved an incentive compensation plan ("ICP") intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares, or (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the Employee Stock Purchase Plan was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 3,015,225 shares remaining available for future issuance, 2,155,246 shares are attributable to our Restricted Stock Plan and our Stock Option Plan, 812,099 shares are attributable to our Employee Stock Purchase Plan, and 47,880 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 6  Selected Financial Data (in thousands, except per share amounts)

                                                         2005(h)(i)    2004(f)(g)     2003(e)        2002(c)        2001(d)
                                                       -------------   ----------    ---------    -------------    ---------
Net sales                                              $     616,378    $ 561,298    $ 494,856    $     391,316    $ 458,010
(Loss) earnings from continuing operations before
     cumulative effect of accounting change            $     (24,428)   $   7,107    $  12,333    $     (28,644)   $   2,118
Cumulative effect of accounting change, net of
     income taxes                                               (564)          --           --          (15,738)          --
Net (loss) earnings from discontinued operations                (472)        (179)        (345)             845          666
                                                       -------------    ---------    ---------    -------------    ---------
Net (loss) earnings                                    $     (25,464)   $   6,928    $  11,988    $     (43,537)   $   2,784
                                                       =============    =========    =========    =============    =========

Basic earnings per share:
    (Loss) earnings from continuing operations
     before cumulative effect of accounting change     $       (0.61)   $    0.18    $    0.31    $       (0.77)   $    0.06

    Cumulative effect of accounting change, net of
      income taxes                                             (0.01)          --           --            (0.42)          --
    Net (loss) earnings from discontinued operations           (0.01)       (0.01)       (0.01)            0.02         0.02
                                                       -------------    ---------    ---------    -------------    ---------
    Net (loss) earnings                                $       (0.63)   $    0.17    $    0.30    $       (1.17)   $    0.08
                                                       =============    =========    =========    =============    =========

Diluted earnings per share:
    (Loss) earnings from continuing operations
    before cumulative effect of accounting change      $       (0.61)   $    0.18    $    0.31    $       (0.77)   $    0.06

    Cumulative effect of accounting change, net of
      income taxes                                             (0.01)          --           --            (0.42)          --
    Net (loss) earnings from discontinued operations           (0.01)       (0.01)       (0.01)            0.02         0.02
                                                       -------------    ---------    ---------    -------------    ---------
    Net (loss) earnings                                $       (0.63)   $    0.17    $    0.30    $       (1.17)   $    0.08
                                                       =============    =========    =========    =============    =========

Total assets                                           $     686,302    $ 636,528    $ 588,894    $     547,706    $ 525,020
Total long-term debt                                   $      83,492    $   7,255    $   6,837    $      16,348    $  89,129
Shareholders' equity                                   $     418,664    $ 464,862    $ 448,750    $     422,059    $ 329,231
     Net worth per share                               $       10.33    $   11.49    $   11.14    $       10.52    $    9.77
Working capital (a)                                    $     209,841    $ 238,898    $ 199,770    $     235,579    $ 189,257
     Current ratio                                          2.1 to 1     2.9 to 1     2.7 to 1         3.2 to 1     2.9 to 1
Number of shares outstanding:
     Weighted average, including common stock                 40,297       40,411       40,171           37,281       33,566
       equivalents
     Year end                                                 40,529       40,448       40,279           40,130       33,683
Dividends declared per share (b)                       $      0.3500           --           --               --    $  0.1350
Price range per share:
     High                                              $       19.03    $   23.28    $   24.43    $       31.40    $   57.00
     Low                                               $       12.20    $   16.10    $   13.50    $       12.66    $   19.60

(a) Includes cash and cash equivalents and current installments of long-term debt.

(b) After January 25, 2002, we suspended paying regular quarterly cash dividends on our common stock. Our last dividend declared was in 2001. On February 2, 2005 we announced the restoration of the practice of paying a quarterly dividend, beginning with a dividend of $0.0875 per share, payable April 22, 2005.

(c) During 2002, we recorded a cumulative effect of accounting change of $15.7 million net of income tax benefit, and a $32.1 million intangible asset impairment, less a $12.8 million tax benefit.

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

(g) On September 13, 2004 we acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE"), and began consolidating FRE's results, less a minority interest. Our investment in FRE was previously accounted for under the equity method. Our ownership percentage in FRE was 57% as of December 30, 2005.

(h) On September 8, 2005, we purchased LK Products Oy for $88.0 million in cash.

(i) During 2005, we recorded a charge for a cumulative effect of accounting change of $0.6 million net of income tax benefit which is included in net
      (loss) earnings from continuing operations. Additionally, we recorded a $37.1 million intangible asset impairment and an $8.9 million fixed asset impairment, less a $0.2 million tax benefit.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 8 through 14.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements on page 43 through 45 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Overview

      We are a global producer of precision-engineered electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

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

      Since late 2000 and continuing through late 2003, the markets in both North America and Europe for AMI Doduco's products were weak. The markets in both North America and Europe began to recover in 2004 and continued at a stronger level in 2005. Demand at AMI Doduco typically mirrors the prevailing economic conditions in North America and Europe. This is true for electrical contacts, and for component subassemblies for automotive applications such as multi-function switches, motor control sensors and ignition security systems, and for non-automotive uses such as appliance and industrial controls. AMI Doduco continues its cost reduction actions including work force adjustments and plant consolidations in line with demand around the world in order to optimize efficiency.

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization, particularly in higher fixed-cost operations in AMI Doduco, the Pulse Consumer Division and LK. Pulse's markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco, Pulse's Consumer Division and LK are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. Pulse made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Excelsus was acquired in August 2001 for approximately $85.9 million, net of cash acquired. Excelsus was based in Carlsbad, California, and was a leading producer of customer-premises digital subscriber line filters and other broadband accessories and it is now a core part of Pulse's telecommunications product division. Pulse acquired Eldor's consumer electronics business in January 2003 for approximately $83.9 million, and this became the Pulse Consumer Division headquartered in Italy with production operations in Izmir, Turkey and in the PRC. The Consumer Division is a leading supplier of flyback transformers to the European television industry. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in late 2004. FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK Products Oy was acquired in September 2005 for approximately $88.0 million, net of cash acquired. LK Products Oy is based in Kempele, Finland, and is a leading producer of internal antennas and integrated modules for mobile communications and information devices. The purchase agreement includes a revenue-based earn-out provision whereby we will pay the seller one euro for each euro of revenue in excess of 85.0 million euro achieved by LK during the twelve months ended May 31, 2006. ERA Group was acquired in January 2006 for approximately $58.0 million. ERA Group is based in Herrenberg, Germany and is a leading producer of electronic coils and transformers primarily for the European automotive market. AMI Doduco has also made acquisitions over the years. Generally, AMI Doduco's acquisitions have been driven by our strategy of expanding our product and geographical market presence for electrical contact products. Due to our integration of acquisitions and the interchangeable sources of net sales between existing and acquired operations, historically we have not separately tracked the net sales of an acquisition after the date of the transaction.

      In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented. Accordingly, historical statements of operations amounts included in the Form 10-K have been restated to reflect the discontinued operation.

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

      Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. We use economic profit, which we define as operating profit after tax, less our cost of capital. Revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover and cash conversion efficiency. The continued success of our business is largely dependent on meeting and exceeding our customers' expectations. Therefore, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

      Cost Reduction Programs. Our manufacturing model for Pulse's legacy business has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. The Pulse Consumer Division, however, is capital intensive and therefore more sensitive to volume changes. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. We will also continue to pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment. We have implemented a succession of cost reduction initiatives and programs.

      During 2001, we announced the closure of our Pulse production facilities in Thailand and Malaysia. The production at these two facilities was transferred to other Pulse facilities in Asia. In addition, headcount was reduced by approximately 12,300, net of new hires, during fiscal 2001 through voluntary employee attrition and involuntary workforce reductions primarily at manufacturing facilities in the People's Republic of China ("PRC"). In addition, a charge was recorded in 2001 to writedown the value of certain Pulse fixed assets to their disposal value.

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

      We began to implement lean manufacturing techniques at many Pulse and AMI Doduco manufacturing locations during 2003. Lean, as opposed to batch-and-queue, production best fits our environment because its main focus is throughput. Lean is a continuous improvement method in which inputs are organized more closely around processes, and products are made to order, resulting in smaller inventories, less scrap and shorter lead times. It is designed to significantly increase plant throughput with minimal incremental capital investment.

      During 2004, we accrued for the termination of personnel at AMI Doduco's facility in Germany; for Pulse's shutdown of a facility in Carlsbad, California; for a capacity reduction at a Pulse facility in the PRC; for the shutdown of AMI Doduco's facility in France; and for other severance in various locations.

      During 2005, we accrued $7.0 million to streamline operations at Pulse and AMI Doduco. We also recorded a $46.0 million impairment charge for Pulse's consumer division.

      International Operations. As of December 30, 2005, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years have been outside of the United States. In the year ended December 30, 2005, 84% of our net sales were outside of the U.S. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European and Pulse's Consumer Division and LK sales are denominated primarily in euro, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in Pulse's Consumer Division, LK and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. Our Euro-denominated operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of December 30, 2005, we had one foreign currency forward contract outstanding to sell forward approximately 49.9 million euros in order to hedge intercompany loans. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts.

      Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco's terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

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

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings. A charge of $7.3 million related to the repatriation is included in income taxes (from continuing operations) in the accompanying Consolidated Statements of Operations. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

      Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries' undistributed earnings as per Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. We have not provided for U.S. federal income and foreign withholding taxes on approximately $308 million of our non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 30, 2005, as per APB 23. Unrecognized deferred taxes on these undistributed earnings are estimated to be approximately $102 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

Year ended December 30, 2005 compared to the year ended December 31, 2004

      Net Sales. Net sales for the year ended December 30, 2005 increased $55.1 million, or 9.8%, to $616.4 million from $561.3 million in the year ended December 31, 2004. Our sales increase from 2004 was primarily attributable to the inclusion of LK Products Oy ("LK") net sales from the time of acquisition in September 2005, the inclusion of Full Rise Electronic Co., Ltd. ("FRE") net sales from the time we acquired a controlling interest in September 2004, and to improvement in the markets for AMI Doduco. Pulse's increase in net sales also reflects the inclusion of LK's net sales from the time of acquisition in September 2005 and FRE's net sales from the time we acquired a controlling interest in September 2004. AMI Doduco's increase in net sales was primarily due to higher prices for precious and non-precious metals, as well as stronger economic growth and successes in AMI Doduco's efforts to increase its market share.

      Pulse's net sales increased $41.4 million, or 12.9%, to $361.6 million for the year ended December 30, 2005 from $320.2 million in the year ended December 31, 2004. Pulse sales benefited from the inclusion of LK's net sales from the time of acquisition in September 2005 and FRE's net sales for twelve months of 2005. However, sales derived from the consumer division (which are denominated in euros) were lower than in the 2004 period. Additionally, revenues from networking, telecommunications, power conversion and military/aerospace markets were lower overall in 2005 than in 2004.

      AMI Doduco's net sales increased $13.7 million, or 5.7%, to $254.8 million for the year ended December 30, 2005 from $241.1 million in the year ended December 31, 2004. The sales benefited from higher prices for precious and non-precious metals which were passed on to customers. Sales in the 2005 period reflect improving demand in North America and Europe, and were also favorably affected by certain increases related to new long-term contracts with major customers.

      Cost of Sales. Our cost of sales increased $57.5 million, or 13.8%, to $473.5 million for the year ended December 30, 2005 from $416.0 million for the year ended December 31, 2004 primarily due to higher net sales. Our consolidated gross margin for the year ended December 30, 2005 was 23.2%, compared with 25.9% in the year ended December 31, 2004. Our consolidated gross margin in 2005 was negatively affected by:

            o decreased gross margin on Pulse consumer division sales, which was negatively impacted by the continuing weak U.S. dollar relative to the euro and lower demand for television sets in Europe;

            o   increases in statutory minimum wages and social costs in China;
                and

            o   higher costs for pass through materials at AMI Doduco.

These negative impacts on gross margin were partially offset by the higher capacity utilization at Pulse and AMI Doduco in 2005 versus 2004.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 30, 2005 decreased $1.8 million to $106.8 million from $108.6 million for the year ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses was 17.3% in the year ended December 30, 2005 versus 19.3% in the comparable period, or a decrease of 2.0% of net sales. Decreased spending was a result of decreased variable costs such as selling expense and incentive compensation expense, and fixed costs such as intangible amortization. These expenses were partially offset by increased research, development and engineering expense, the inclusion of FRE for the full year of 2005 and the inclusion of LK since the time of acquisition in September 2005. Incentive compensation expense and intangible amortization expense, in particular, were $2.6 million and $2.4 million lower, respectively, in 2005 versus the comparable period in 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 30, 2005 and December 31, 2004 respectively, RD&E by segment was as follows (dollars in thousands):

                                                      2005            2004
                                                  --------        --------
      Pulse                                       $ 21,359        $ 18,420
      Percentage of segment sales                      5.9%            5.8%

      AMI Doduco                                     4,137           4,080
      Percentage of segment sales                      1.6%            1.7%

      Higher RD&E spending in 2005 at Pulse includes additional investments in our China Development Center, inclusion of FRE RD&E beginning in September 2004, the inclusion of LK beginning in September 2005 and higher U.S. dollar reported spending of RD&E expenses incurred in euros. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2004 and into 2005.

      Severance and Asset Impairment Expense. Total severance and asset impairment expense for the year ended December 30, 2005 increased $25.1 million, to $53.0 million from $27.9 million for the year ended December 31, 2004. The increase in the 2005 period is primarily attributable to $46.0 million of asset impairments related to the Consumer Division.

      In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $2.3 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Italy, $1.0 million related to the consolidation of factories at FRE, $0.9 million related to Pulse's termination of manufacturing and support personnel at facilities in Italy and Turkey, $0.5 million related to the transfer of Pulse consumer division assets from Pulse's facility in Turkey to China, $0.4 million related to accrue the remaining future lease payments of the unoccupied portion of AMI Doduco's facility in France, $0.3 million related to Pulse's termination of a lease in China, $0.2 million related to AMI Doduco's shutdown of a facility in the United Kingdom, and $1.4 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflected the shift of production by Pulse to China-based locations, decreased average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and weakness in the European television market for flyback transformers.

      In the year ended December 31, 2004, we accrued $9.0 million for severance and related payments comprised of $3.1 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.7 million related to the termination of manufacturing and support personnel at an AMI Doduco facility in France, $1.5 million to write-down the value of certain Pulse fixed assets to their disposal values, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.9 million for other severances in various locations. The vast majority of these accruals were utilized by the end of the second quarter of 2005. Additionally, in the quarter ended December 31, 2004, we recorded an intangible asset impairment of $18.5 million related to Eldor and Excelsus acquired intangibles and $0.4 million of other acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

      Interest. Net interest income was $1.4 million for the year ended December 30, 2005 compared to net interest expense of $0.3 million for the year ended December 31, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulted in higher interest income. Partially offsetting the increase in interest income was an increase in interest expense related to outstanding borrowings from our credit facility and the inclusion of FRE's interest expense. Recurring aggregate components of interest expense, such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2004.

      Other (Expense) Income. Other (expense) income was $1.7 million of expense for the year ended December 30, 2005 versus $2.0 million of income for the year ended December 31, 2004. The change is primarily attributable to a gain of $1.1 million related to the settlement of equity rights arising from the 2001 acquisition of the Engelhard-CLAL electrical contacts business by AMI Doduco during the year ended December 31, 2004 and foreign exchange losses were $2.2 million higher in 2005 than in 2004.

      Equity Earnings in Minority-Owned Investments. Equity earnings in minority-owned investments were $0.8 million for the year ended December 31, 2004. Since we acquired control of FRE in September 2004, we consolidate FRE's results, and we no longer record equity earnings from FRE. Rather, the full consolidation of FRE and related minority interest expense is now reflected in our financial statements.

      Income Taxes. The effective income tax rate for the year ended December 30, 2005 was (36%) compared to 31% for the year ended December 31, 2004. The 2005 effective rate is based on a $6.2 million provision on a $17.3 million loss, versus a $3.5 million provision on $11.3 million profit in 2004. The tax rate in 2005 reflects a higher proportion of income being attributable to high-tax jurisdictions, the impact of non-deductible restructuring expenses in high-tax jurisdictions, a $7.3 million charge related to the Section 965 dividend and the tax effects of intangible asset impairments.

      Minority Interest. Minority interest was $0.9 million of expense for the year ended December 30, 2005 versus $0.7 million for the year ended December 31, 2004. Since the date we acquired control of FRE on September 13, 2004, we began consolidating FRE's results with our own.

Year ended December 31, 2004 compared to the year ended December 26, 2003

      Net Sales. Net sales for the year ended December 31, 2004 increased $66.4 million, or 13.4%, to $561.3 million from $494.9 million in the year ended December 26, 2003. Our sales increase from the comparable period last year was attributable to improvement in the markets for Pulse in the first half of the year, and for AMI Doduco throughout the year. Pulse's increase in net sales also reflects the inclusion of FRE net sales from the time we acquired a controlling interest in September 2004. Stronger demand in Pulse's networking, power conversion, military/aerospace and consumer division markets was particularly apparent in the first six months of the year. AMI Doduco's increase in net sales was primarily due to higher prices for precious metals and favorable translation effect of a stronger euro, as well as stronger economic growth and successes in AMI Doduco's efforts to increase its market share.

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

      AMI Doduco's net sales increased $40.3 million, or 20.1%, to $241.1 million for the year ended December 31, 2004 from $200.8 million in the year ended December 26, 2003. The sales benefited from an increase in the average euro-to-U.S. dollar exchange rate and higher prices for precious metals which were passed on to customers. The higher average euro-to-U.S. dollar exchange rate during 2004 versus the comparable period in 2003 had the effect of increasing reported sales by approximately $17.6 million. Sales in the 2004 period reflect improving demand in North America and Europe. The sales improvements were partially offset by price adjustments related to new long-term contracts with major customers.

      Cost of Sales. As a result of higher net sales, our cost of sales increased $53.6 million, or 14.8%, to $416.0 million for the year ended December 31, 2004 from $362.4 million for the year ended December 26, 2003. Our consolidated gross margin for the year ended December 31, 2004 was 25.9%, compared with 26.8% in the year ended December 26, 2003. Our consolidated gross margin in 2004 was negatively affected by:

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

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 31, 2004 increased $10.6 million to $108.6 million from $98.0 million, for the year ended December 26, 2003. As a percentage of net sales, selling, general and administrative expenses was 19.3% in the year ended December 31, 2004 versus 19.8% in the comparable period, or a decrease of 0.5%. Increased spending was a result of increased variable costs such as selling commissions and stock compensation expense due to a higher average share price in 2004, partially offset by restructuring actions that we took over the last year to reduce expenses and tighten spending controls. Selling expense and stock compensation expense, in particular, were $2.6 million and $1.1 million higher, respectively, in 2004 versus the comparable period in 2003. European expenses that are denominated in euros were translated to a higher level of U.S. dollars at the higher euro-to-U.S. dollar exchange rate in 2004. Increased spending was also a result of the inclusion of FRE expenses in our consolidated results from the time we acquired a controlling interest in September 2004.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 31, 2004 and December 26, 2003 respectively, RD&E by segment was as follows (dollars in thousands):

                                                      2004            2003
                                                  --------        --------
      Pulse                                       $ 18,420        $ 14,439
      Percentage of segment sales                      5.8%            4.9%

      AMI Doduco                                     4,080        $  3,933
      Percentage of segment sales                      1.7%            2.0%

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

      Severance and Asset Impairment Expense. Total severance and asset impairment expense for the year ended December 31, 2004 increased $18.8 million, to $27.9 million from $9.1 million for the year ended December 26, 2003. The increase in the 2004 period is primarily attributable to $18.5 million of intangible impairments related to Eldor and Excelsus acquired intangibles and $0.4 million of other acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product division of the Pulse segment.

      In the year ended December 31, 2004, we accrued $9.0 million for severance and related payments comprised of $3.1 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.7 million related to the termination of manufacturing and support personnel at an AMI Doduco facility in France, $1.5 million to write-down the value of certain Pulse fixed assets to their disposal values, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.9 million for other severances in various locations. The vast majority of these accruals were utilized by the end of the second quarter in 2005.

      In the year ended December 26, 2003, we accrued $9.1 million in the aggregate for severance and related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and the PRC and $0.8 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write-down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2004.

      Interest. Net interest expense was $0.3 million for the year ended December 31, 2004 compared to net interest expense of $0.7 million for the year ended December 26, 2003. The average higher balance of invested cash in 2004 over the comparable period in 2003, at a similar interest income yield, resulted in slightly lower net interest expense. Recurring aggregate components of interest expense, such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2003.

      Other Income (Expense). Other income (expense) was $2.0 million of income for the year ended December 31, 2004 versus $0.5 million of expense for the year ended December 26, 2003. The change is attributable to a gain of $1.1 million related to the settlement of equity rights arising from the 2001 acquisition of the Engelhard-CLAL electrical contacts business for the year ended December 31, 2004 and $1.4 million more in foreign exchange losses during the year ended December 26, 2003 compared to 2004.

      Equity Earnings in Minority-Owned Investments. Equity earnings in minority-owned investments were $0.8 million of income for the year ended December 31, 2004 versus an $8.7 million loss for the year ended December 26, 2003. The net loss in 2003 included a $9.3 million charge to the original cost basis of our investment in FRE, offset by $0.6 million of equity method investment earnings in 2003. Since we acquired control of FRE in September 2004, we consolidate FRE's results, and we no longer record equity earnings from FRE. Rather, the full consolidation of FRE and related minority interest expense is now reflected in our financial statements.

      Income Taxes. The effective income tax rate for the year ended December 31, 2004 was 31% compared to 21% for the year ended December 26, 2003. The higher tax rate in 2004 resulted from a higher proportion of income being attributable to high-tax jurisdictions, the impact of non-deductible restructuring expenses in high-tax jurisdictions and the tax effects of intangible asset impairments.

      Minority Interest. Minority interest was $0.7 million of expense for the year ended December 31, 2004. Since the date we acquired control of FRE on September 13, 2004, we began consolidating FRE's results with our own. The net earnings attributable to the minority interest are reflected as minority interest expense in the year ended December 31, 2004.

Liquidity and Capital Resources

      Working capital as of December 30, 2005 was $209.8 million, compared to $238.9 million as of December 31, 2004. This decrease of $29.1 million was primarily due to increases in accounts payable and the current portion of long-term debt, which was partially offset by increases in cash and cash equivalents and trade receivables. Cash and cash equivalents, which are included in working capital, increased from $156.0 million as of December 31, 2004 to $173.7 million as of December 30, 2005. The working capital of LK was combined with our working capital as of the acquisition date in September 2005.

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

      Net cash provided by operating activities was $44.6 million for the year ended December 30, 2005 and $36.8 million in the comparable period of 2004, an increase of $7.8 million. This increase was attributable to improvements in the results of operations excluding non-cash depreciation, amortization and asset impairments in 2005 compared to 2004.

      Capital expenditures were $16.3 million during the year ended December 30, 2005 and $11.0 million in the comparable period of 2004. The increase of $5.3 million in the 2005 period compared to 2004 was due primarily to higher expenditures at FRE. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

      We used $90.0 million for acquisitions during the year ended December 30, 2005 and $5.1 million for acquisitions during year ended December 31, 2004, net of cash acquired in both years. The 2005 expenditures relate to our acquisition of LK on September 8, 2005 for $88.0 million, net of cash acquired, and an additional investment in FRE of $2.0 million. The 2004 expenditures related to the acquisition by Pulse of a plastics fabrication operation in the PRC for $3.6 million and an investment in FRE of $13.2 million, net of cash acquired of $11.7 million. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      We used $10.6 million for dividend payments during the year ended December 30, 2005. On October 27, 2005 we announced a quarterly cash dividend of $0.0875 per common share, payable on January 20, 2006 to shareholders of record on January 2, 2006. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the first quarter of 2006. We expect to continue making quarterly dividend payments for the foreseeable future. We did not declare or pay cash dividends on our common stock during the year ended December 31, 2004.

      We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to, U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

      --    a U.S. dollar-based swing-line loan not to exceed $20.0 million;

      -- a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

      -- a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

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

      The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. As of December 31, 2005, we had $76.3 million outstanding borrowings under this five-year revolving credit agreement, primarily to fund the acquisition of ERA Group. Please refer to Note 20 in the Notes to Consolidated Financial Statements. We repaid $50 million on January 20, 2006.

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

      At December 30, 2005, we included $4.2 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $6.7 million in U.S. dollar equivalents as of December 30, 2005. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      We had three standby letters of credit outstanding at December 30, 2005 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at December 30, 2005 of approximately $87.8 million due under precious metal consignment-type leases. This represents an increase of $4.4 million from the $83.4 million outstanding as of December 31, 2004 and is attributable to the transfer of approximately $3.0 million of precious metal inventory in China to the lease, overall volume increases and higher average silver prices during 2005.

      As of December 30, 2005, future payments related to contractual obligations were as follows (in thousands):

                                         Amounts expected to be paid by period
                            Total   Less than 1 year   1 to 3 years   3 to 5 years   Thereafter
                         --------   ----------------   ------------   ------------   ----------
      Debt               $ 86,711           $ 54,014       $    366       $ 32,331     $     --
      Operating leases     29,192              8,094         10,719          5,536        4,843
                         --------           --------       --------       --------     --------
      Total              $115,903           $ 62,108       $ 11,085       $ 37,867     $  4,843
                         ========           ========       ========       ========     ========

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of December 30, 2005, with the exception of approximately $16.2 million of retained earnings primarily in the PRC, that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $16.2 million is $1.8 million of retained earnings of FRE of which we own 57%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings. A charge of $7.3 million related to the repatriation is included in income taxes (from continuing operations) in the accompanying Consolidated Statements of Operations. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

New Accounting Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the term, "conditional asset retirement obligation", as used in SFAS No. 143 Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 became effective no later than the end of fiscal years ending after December 15, 2005. Upon adoption, we recognized an expense of $0.6 million, net of income taxes, as a cumulative effect of accounting change during the year ended December 31, 2005 in our Consolidated Statements of Operations.

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

      In December 2004, the FASB issued Staff Position No. FAS 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The American Jobs Creation Act ("AJCA") introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based on the AJCA legislation and 2005 guidance by the Department of Treasury, we decided in the third quarter of 2005 to repatriate $52.0 million of foreign earnings before the end of 2005. A charge of $7.3 million related to the planned repatriation was accrued during the year ended December 31, 2005 and is included in income taxes in our Consolidated Statements of Operations.

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

      The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our long-term debt as of December 30, 2005, which approximates our fair value at such date after taking into consideration current rates offered to us under our credit facility. Additionally, as the majority of our long-term debt was borrowed in December 2005, we estimate that the carrying amount of our long-term debt approximates fair value.

      We do not hold or issue financial instruments or derivative financial instruments for trading purposes (dollars in thousands):

                                                                                                 There-                Approx. Fair
                                           2006       2007      2008        2009        2010      after       Total           Value
                                       --------    -------     -----     -------    --------    -------    --------    ------------
Liabilities
Short-term debt
   Fixed rate:
      U.S. Dollar                      $  1,000         --        --          --          --         --    $  1,000    $      1,000
      Renminbi (1)                     $  1,219         --        --          --          --         --    $  1,219    $      1,219
      Weighted average interest rate       5.14%        --        --          --          --         --

   Variable rate:
      U.S. Dollar                      $  1,000         --        --          --          --         --    $  1,000    $      1,000
      Weighted average interest rate       4.72%        --        --          --          --         --

Long-term debt
   Fixed rate:
      Euro (1)                         $    125    $    39        --     $ 6,054          --         --    $  6,218    $      6,218
      U.S. Dollar                      $ 50,000         --        --          --    $  8,500         --    $ 58,500    $     58,500
      Weighted average interest rate       4.91%      8.20%       --        5.65%       5.10%        --

   Variable rate:
      Euro (1)                               --         --        --          --    $ 17,777         --    $ 17,777    $     17,777
      Renminbi (1)                     $    670    $   327        --          --          --         --    $    997    $        997
      Weighted average interest rate       3.72%      3.72%       --          --        3.08%        --
      (1) U.S. dollar equivalent

Foreign Currency Risk

      As of December 30, 2005, substantially all of our cash was denominated in U.S. dollars. However, we conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries. We utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there are two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 30, 2005, we had one foreign currency forward contract outstanding to sell forward 49.9 million euro in order to hedge intercompany loans. The term of this contract was 30 days.

      The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under "Liabilities" represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned "Approximate Fair Value" sets forth the carrying value of our foreign currency long-term debt as of December 30, 2005, which approximates our fair value at such date after taking into consideration current rates offered to us under our credit facility. Additionally, as the majority of our long-term debt was borrowed in December 2005, we estimate that the carrying amount of our long-term debt approximates fair value. (dollars in thousands):

                                                                                                 There-                Approx. Fair
                                           2006       2007      2008        2009        2010      after       Total           Value
                                       --------    -------     -----     -------    --------    -------    --------    ------------
Assets
Cash and equivalents
   Variable rate:
      Euro (1)                         $ 69,377         --        --          --          --         --    $ 69,377    $     69,377
      Other currencies (1)             $  8,814         --        --          --          --         --    $  8,814    $      8,814

Liabilities
Short-term debt
   Fixed rate:
     Renminbi(1)                       $  1,219         --        --          --          --         --    $  1,219    $      1,219
      Weighted average interest rate       5.14%        --        --          --          --         --

Long-term debt
   Fixed rate:
      Euro (1)                         $    125    $    39        --     $ 6,054          --         --    $  6,218    $      6,218
      Weighted average interest rate       4.91%      8.20%       --        5.65%         --         --

   Variable rate:
      Euro (1)                               --         --        --          --    $ 17,777         --    $ 17,777    $     17,777
      Renminbi (1)                     $    670    $   327        --          --          --         --    $    997    $        997
      Weighted average interest rate       3.72%      3.72%       --          --        3.08%        --
      (1) U.S. dollar equivalent

Item 8  Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 38 and from the consolidated financial statements and supplementary schedule on pages 39 through 64.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9a  Controls and Procedures

Controls and Procedures

      Based on their evaluation as of December 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 30, 2005, our internal control over financial reporting is effective based on these criteria. On September 8, 2005, the Company acquired all of the capital stock of LK Products Oy ("LK"). Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2005, LK's internal control over financial reporting, as of and for the year ended December 30, 2005. LK's total assets and total revenues represent 18% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2005. Our independent registered public accounting firm's, KPMG, LLP, audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of LK. Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

      There were no changes in our internal controls over financial reporting during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Technitrol, Inc. have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Technitrol, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO.

On September 8, 2005, the Company acquired all of the capital stock of LK Products Oy ("LK"), and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2005, LK's internal control over financial reporting associated with total assets of 18% and total revenues of 7% of the related consolidated financial statement amounts of the Company as of and for the year ended December 30, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LK.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 30, 2005, and the related financial statement schedule, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements and the financial statements schedule.


/s/KPMG LLP

Philadelphia, Pennsylvania
March 7, 2006

Item 9b  Other Matters

      None

                                    Part III

Item 10  Directors and Executive Officers of the Registrant

      The disclosure required by this item is incorporated by reference to the sections entitled, "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be used in connection with our 2006 Annual Shareholders Meeting.

      We make available free of charge within the Investor Information section of our Internet website, at www.technitrol.com, and in print to any shareholder who requests, our Statement of Principles Policy and all of our Board and Committee charters. Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900, extension 228. We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11  Executive Compensation

      The disclosure required by this item is incorporated by reference to the sections entitled, "Executive Compensation," "Retirement Plan," "Executive Employment Arrangements," "Compensation of Non-Employee Directors," "Board Stock Ownership," "Report of Executive Compensation Committee on Compensation Policies," "Compensation Committee Interlocks and Insider Participation," and "Comparison of Five-Year Cumulative Total Return" in our definitive proxy statement to be used in connection with our 2006 Annual Shareholders Meeting.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, "Persons Owning More Than Five Percent of Our Stock" and "Stock Owned by Directors and Officers" in our definitive proxy statement to be used in connection with our 2006 Annual Shareholders Meeting.

      Information as of December 30, 2005 concerning plans under which our equity securities are authorized for issuance are as follows:

                                   Number of shares to be
                                   issued upon exercise of
                                      options, grant of        Weighted average exercise    Number of securities
                                    restricted shares or         price of outstanding       remaining available
Plan Category                      other incentive shares               options             for future issuance
-------------                      -----------------------------------------------------------------------------
Equity compensation plans
approved by security holders               6,005,000                      $19.31                  3,015,225

Equity compensation plans not
approved by security holders                       0                           0                          0

Total                                      6,005,000                      $19.31                  3,015,225

      On May 15, 1981, our shareholders approved an incentive compensation plan
(ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares or, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 3,015,225 shares remaining available for future issuance, 2,155,246 shares are attributable to our Restricted Stock Plan and our Stock Option Plan, 812,099 shares are attributable to our Employee Stock Purchase Plan, and 47,880 shares are attributable to our Board of Director Stock Plan. Note 11 to the Consolidated Financial Statements contains additional information regarding our stock based compensation plans.

Item 13  Certain Relationships and Related Transactions

      None

Item 14  Principal Accountant Fees and Services

      The disclosure required by this item is incorporated by reference to the section entitled "Audit and Other Fees Paid to Independent Accountants" in our definitive proxy statement to be used in connection with our 2006 Annual Shareholders Meeting.

                                     Part IV

Item 15  Exhibits and Financial Statement Schedule

     (a) Documents filed as part of this report

            Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 30, 2005 and December 31, 2004

      Consolidated Statements of Operations - Years ended December 30, 2005,
        December 31, 2004 and December 26, 2003

      Consolidated Statements of Cash Flows - Years ended December 30, 2005,
        December 31, 2004 and December 26, 2003

      Consolidated Statements of Changes in Shareholders' Equity - Years ended
        December 30, 2005, December 31, 2004 and December 26, 2003

      Notes to Consolidated Financial Statements

            Financial Statement Schedule

            Schedule II, Valuation and Qualifying Accounts

     (b) Exhibits

      Information required by this item is contained in the "Exhibit Index" found on page 65 through 68 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries (the "Company") as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Technitrol, Inc.'s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 19 to the consolidated financial statements, in 2005, the Company adopted Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.


/s/KPMG LLP

Philadelphia, PA
March 7, 2006

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                     December 30, 2005 and December 31, 2004
                       In thousands, except per share data

                                      Assets                                              2005         2004
                                                                                     ---------    ---------
Current assets:
      Cash and cash equivalents                                                      $ 173,664    $ 155,952
      Trade receivables, net                                                           136,115      109,652
      Inventories                                                                       73,598       77,481
      Prepaid expenses and other current assets                                         20,174       21,883
                                                                                     ---------    ---------
             Total current assets                                                      403,551      364,968

Property, plant and equipment                                                          212,390      233,563
      Less accumulated depreciation                                                    119,492      131,387
                                                                                     ---------    ---------
             Net property, plant and equipment                                          92,898      102,176
Deferred income taxes                                                                   13,079       17,873
Goodwill, net                                                                          142,881      126,178
Other intangibles, net                                                                  31,648       22,685
Other assets                                                                             2,245        2,648
                                                                                     ---------    ---------
                                                                                     $ 686,302    $ 636,528
                                                                                     =========    =========

                       Liabilities and Shareholders' Equity
Current liabilities:
      Current installments of long-term debt                                         $  50,795    $     130
      Short-term debt                                                                    3,219        6,717
      Accounts payable                                                                  67,929       48,655
      Accrued expenses and other current liabilities                                    71,767       70,568
                                                                                     ---------    ---------
             Total current liabilities                                                 193,710      126,070

Long-term liabilities:
      Long-term debt, excluding current installments                                    32,697        7,125
      Deferred income taxes                                                             13,925        8,975
      Other long-term liabilities                                                       14,680       14,766

Commitments and contingencies (Note 7)
Minority interest                                                                       12,626       14,730
Shareholders' equity:
      Common stock: 175,000,000 shares authorized; 40,529,151 and 40,447,955 outstanding in 2005 and 2004, respectively; $0.125 par value per share and
        additional paid-in capital                                                     215,560      213,694
      Retained earnings                                                                200,108      239,752
      Deferred compensation                                                             (1,234)      (1,968)
      Other comprehensive income                                                         4,230       13,384
                                                                                     ---------    ---------
             Total shareholders' equity                                                418,664      464,862
                                                                                     ---------    ---------
                                                                                     $ 686,302    $ 636,528
                                                                                     =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

     Years ended December 30, 2005, December 31, 2004 and December 26, 2003
                       In thousands, except per share data

                                                              2005         2004         2003
                                                         ---------    ---------    ---------
Net sales                                                $ 616,378    $ 561,298    $ 494,856
Cost of sales                                              473,535      415,966      362,356
                                                         ---------    ---------    ---------
   Gross profit                                            142,843      145,332      132,500
Selling, general and administrative expenses               106,797      108,618       98,030
Severance and asset impairment expense                      53,036       27,851        9,051
                                                         ---------    ---------    ---------
   Operating (loss) profit                                 (16,990)       8,863       25,419
Other (expense) income:
   Interest income                                           3,480        1,550        1,134
   Interest expense                                         (2,128)      (1,888)      (1,873)
   Other, net                                               (1,690)       1,979         (493)
   Equity method investment earnings (loss)                     --          787       (8,660)
                                                         ---------    ---------    ---------
(Loss) earnings from continuing operations before
   income taxes, minority interest, and cumulative
   effect of  accounting change                            (17,328)      11,291       15,527
Income taxes                                                 6,161        3,529        3,194
Minority interest expense                                      939          655           --
                                                         ---------    ---------    ---------
(Loss) earnings from continuing operations
    before cumulative effect of accounting change          (24,428)       7,107       12,333
Cumulative effect of accounting
    change, net of income taxes                               (564)          --           --
Net (loss) from discontinued operations                       (472)        (179)        (345)
                                                         ---------    ---------    ---------

Net (loss) earnings                                      $ (25,464)   $   6,928    $  11,988
                                                         =========    =========    =========

Per share data:
   Basic (loss) earnings per share:
     (Loss) earnings from continuing operations before
      cumulative effect of accounting change             $   (0.61)   $    0.18    $    0.31
     Cumulative effect of accounting
      change, net of income taxes                            (0.01)          --           --
                                                                      ---------    ---------
     Net (loss) from discontinued operations                 (0.01)       (0.01)       (0.01)
                                                         ---------    ---------    ---------
     Net (loss) earnings                                 $   (0.63)   $    0.17    $    0.30
                                                         =========    =========    =========

   Diluted (loss) earnings per share:
     (Loss) earnings from continuing operations before
      cumulative effect of accounting change             $   (0.61)   $    0.18    $    0.31
     Cumulative effect of accounting
      change, net of income taxes                            (0.01)          --           --
                                                         ---------    ---------    ---------
     Net (loss) from discontinued operations                 (0.01)       (0.01)       (0.01)
                                                         ---------    ---------    ---------
     Net (loss) earnings                                 $   (0.63)   $    0.17    $    0.30
                                                         =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

     Years ended December 30, 2005, December 31, 2004 and December 26, 2003
                                  In thousands

                                                                                                  2005         2004         2003
                                                                                             ---------    ---------    ---------
Cash flows from operating activities-continuing operations:
   Net (loss) earnings                                                                       $ (25,464)   $   6,928    $  11,988
   Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
       Loss from discontinued operations, net of taxes                                             472          179          345
       Depreciation and amortization                                                            22,158       23,945       23,355
       Tax effect of stock compensation                                                            (37)        (117)        (123)
       Amortization of stock incentive plan expense                                              3,562        3,482        2,114
       Minority interest in net earnings of consolidated subsidiary                                939          655           --
       Loss on disposal or sale of assets                                                       10,660          941        1,882
       Cumulative effect of accounting change, net of income taxes                                 564           --           --
       Intangible asset impairment, net of income taxes                                         37,047       16,301           --
       Deferred taxes                                                                            7,749       (2,553)      (1,950)
       Severance and asset impairment expense, net of cash payments (excluding loss on
         disposal of assets and intangible asset impairments, net of taxes)                      1,137        1,881        1,841
       Equity method investment (earnings) loss                                                     --         (787)       8,660
       Inventory write-downs                                                                     5,334        6,106        5,936
       Changes in assets and liabilities, net of effect of acquisitions and divestitures:
           Trade receivables                                                                   (19,381)       5,861          183
           Inventories                                                                          (2,787)      (9,449)       3,913
           Prepaid expenses and other current assets                                             1,592         (238)       2,310
           Accounts payable                                                                     18,277       (8,895)         648
           Accrued expenses                                                                    (14,798)      (5,143)      (5,718)
       Other, net                                                                               (2,455)      (2,319)        (708)
                                                                                             ---------    ---------    ---------
           Net cash provided by operating activities                                            44,569       36,778       54,676
                                                                                             ---------    ---------    ---------
Cash flows from investing activities-continuing operations:
   Acquisitions, net of cash acquired of $357, $11,700 and $2,000 in 2005, 2004 and
      2003, respectively                                                                       (90,012)      (5,088)     (83,860)
   Proceeds from sale of business                                                                6,724           --           --
   Capital expenditures, excluding acquisitions                                                (16,253)     (10,945)      (7,742)
   Proceeds from sale of property, plant and equipment                                           2,009        1,001          482
   Foreign currency impact on intercompany lending                                               8,868       (6,407)     (12,235)
                                                                                             ---------    ---------    ---------
       Net cash used in investing activities                                                   (88,664)     (21,439)    (103,355)
Cash flows from financing activities-continuing operations:
   Principal payments on short-term debt, net                                                   (3,498)        (152)     (11,688)
   Long-term borrowings                                                                         77,119           39           --
   Dividends paid                                                                              (10,634)          --           --
   Exercise of stock options                                                                        --           23           88
   Sale of stock through employee stock purchase plan                                               --          652          951
                                                                                             ---------    ---------    ---------
       Net cash provided by (used in) financing activities                                      62,987          562      (10,649)
                                                                                             ---------    ---------    ---------
Net effect of exchange rate changes on cash                                                     (1,101)         123       (2,773)
                                                                                             ---------    ---------    ---------
Cash flows of discontinued operations:
   Net cash provided by (used in) operating activities                                             (72)      (3,473)         483
   Net cash (used in) investing activities                                                          (7)         (47)          (9)
                                                                                             ---------    ---------    ---------
       Net (decrease) increase in cash and cash equivalents from discontinued operations           (79)      (3,520)         474
                                                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                            17,712       12,504      (61,627)
Cash and cash equivalents at beginning of year                                                 155,952      143,448      205,075
                                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                                                     $ 173,664    $ 155,952    $ 143,448
                                                                                             =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 30, 2005, December 31, 2004 and December 26, 2003
                       In thousands, except per share data

                                                                                                  Other
                                                                                         -----------------------
                                                                                                         Accumu-
                                                                                                     lated other
                                                     Common stock and                                    compre-      Compre-
                                                     paid-in capital                     Deferred        hensive      hensive
                                                  ----------------------     Retained     compen-         income       income
                                                    Shares       Amount      earnings      sation         (loss)       (loss)
                                                  ---------    ---------    ---------    --------    -----------    ---------
Balance at December 27, 2002                         40,130    $ 207,033    $ 220,836    $ (1,177)   $    (4,315)
Stock options, awards and related compensation           79        1,906           --        (165)            --
Tax effect of stock compensation                         --         (123)          --          --             --
Stock issued under employee stock purchase plan          70          952           --          --             --
Currency translation adjustments                         --           --           --          --         11,815    $  11,815
Net earnings                                             --           --       11,988          --             --       11,988
                                                                                                                    ---------
Comprehensive income                                                                                                $  23,803
                                                  ---------    ---------    ---------    --------    -----------    =========
Balance at December 26, 2003                         40,279    $ 209,768    $ 232,824    $ (1,342)   $     7,500
                                                  =========    =========    =========    ========    ===========
Stock options, awards and related compensation          124    $   3,351    $      --    $   (626)   $        --
Tax effect of stock compensation                         --         (117)          --          --             --
Stock issued under employee stock purchase plan          45          692           --          --             --
Currency translation adjustments                         --           --           --          --          6,039    $   6,039
Minimum pension liability adjustment                     --           --           --          --           (158)        (158)
Unrealized holding gains on securities                   --           --           --          --              3            3
Net earnings                                             --           --        6,928          --             --        6,928
                                                                                                                    ---------
Comprehensive income                                                                                                $  12,812
                                                  ---------    ---------    ---------    --------    -----------    =========
Balance at December 31, 2004                         40,448    $ 213,694    $ 239,752    $ (1,968)   $    13,384
                                                  =========    =========    =========    ========    ===========
Stock options, awards and related compensation           81    $   1,903    $      --    $    734    $        --
Tax effect of stock compensation                         --          (37)          --                         --           --
Currency translation adjustments                         --           --           --          --         (9,156)   $  (9,156)
Unrealized holding gains on securities                   --           --           --          --              2            2
Net loss                                                 --           --      (25,464)                        --      (25,464)
                                                                                                                    ---------
Comprehensive loss                                                                                                  $ (34,618)
                                                                                                                    =========
Dividends declared ($0.35 per share)                     --           --      (14,180)         --             --
                                                  ---------    ---------    ---------    --------    -----------
Balance at December 30, 2005                         40,529    $ 215,560    $ 200,108    $ (1,234)   $     4,230
                                                  =========    =========    =========    ========    ===========

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

Cash and Cash Equivalents

      Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write-down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write-down. Inventory provisions are utilized when the actual inventory is physically disposed. Cash flows from the sale of inventory are recorded in operating cash flows. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory reserves at December 30, 2005 and December 31, 2004 were $11.5 million and $11.1 million, respectively.

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

Goodwill and Other Intangibles

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. We amortize other intangibles, except those with indefinite lives, on a straight-line basis over 4 to 10 years. See Note 2 and Note 16 for additional information regarding goodwill and other intangible assets.

Revenue Recognition

      Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists." Warranties are limited to rework, replacement of products and other normal remedies. We record an allowance for doubtful receivables. Accounts receivable allowances at December 30, 2005 and December 31, 2004 were $1.7 million and $1.7 million, respectively.

Stock-based Compensation

      We currently sponsor a stock option plan and a restricted stock award plan. We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense was recorded for all awards subsequent to adoption. As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option and employee purchase plans prior to fiscal 2003 as all stock options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of grant. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for all years presented.

                        Technitrol, Inc. and Subsidiaries

(1)   Summary of Significant Accounting Policies, continued

      If compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows (in thousands, except per share amounts):

                                                                        2005         2004          2003
                                                                  ----------    ---------    ----------
Net (loss) earnings, as reported                                  $  (25,464)   $   6,928    $   11,988
Add: Stock-based compensation expense included in reported net
    income (loss), net of taxes                                        1,924        1,944         1,269
Deduct: Total stock-based compensation expense determined under
    fair value based method for all awards, net of taxes              (2,494)      (2,764)       (2,124)
                                                                  ----------    ---------    ----------
Net (loss) earnings adjusted                                      $  (26,034)   $   6,108    $   11,133

Basic net income (loss) - as reported                             $    (0.63)   $    0.17    $     0.30
Basic net income (loss) - adjusted                                $    (0.65)   $    0.15    $     0.28
Diluted net income (loss) - as reported                           $    (0.63)   $    0.17    $     0.30
Diluted net income (loss) - adjusted                              $    (0.65)   $    0.15    $     0.28

      At December 30, 2005, we had approximately 475,000 options outstanding, representing approximately 1% of our outstanding shares of common stock.

Foreign Currency Translation

      Certain of our foreign subsidiaries use the U.S. dollar as a functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the period of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders' equity.

Financial Instruments and Derivative Financial Instruments

      The carrying value of our cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of our long-term debt approximates our fair value after taking into consideration current rates offered to us under our credit facility. Additionally, as the majority of our long-term debt was borrowed in December 2005, we estimate that the carrying amount of our long-term debt approximates fair value. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.

      We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. At December 30, 2005 we had one foreign currency forward contract outstanding to sell forward 49.9 million of euro in order to hedge intercompany loans. At December 31, 2004, we had one foreign exchange contract in place to sell forward approximately 58.8 million of euro in connection with hedging intercompany loans.

Precious Metal Consignment-type Leases

      We had custody of inventories under consignment-type leases from suppliers of $87.8 million at December 30, 2005 and $83.4 million at December 31, 2004. The increase is the result of the transfer of approximately $3.0 million of precious metal inventory in China to the lease, overall volume increases and higher silver prices at December 30, 2005 than at December 31, 2004. We have four consignment-type leases in place for sourcing all precious metals and the related inventory and liability are not recorded on our balance sheet. The agreements are generally one-year in duration and can be extended with annual renewals and either party can terminate the agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned

                        Technitrol, Inc. and Subsidiaries

(1)   Summary of Significant Accounting Policies, continued

metals. Included in interest expense for the year ended December 30, 2005 were consignment fees of $1.1 million. These consignment fees were $1.0 million and $0.8 million in the years ended December 31, 2004 and December 26, 2003, respectively.

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

Reclassifications

      Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation. Also refer to Note 15 "Equity Method Investment" and Note 18 "Discontinued Operations."

(2)   Acquisitions

      LK Products OY: On September 8, 2005, we acquired all of the capital stock of LK Products OY ("LK"), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK's operations have been included in our consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and will be the cornerstone of Pulse's antenna products division. The purchase price was approximately $88.0 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.2 million. The purchase price was funded with cash on hand. The purchase agreement also includes a revenue-based earnout provision whereby we will pay the seller one euro for each euro of revenue in excess of (euro)85.0 million achieved by LK during the twelve months ended May 31, 2006. This payment will be included as goodwill, when and if paid. The preliminary fair value of the net tangible assets acquired approximated $18.4 million. In addition to the fair value of assets acquired, preliminary purchase price allocations included $15.7 million for customer relationships, $7.3 million for trademarks, $1.4 million for technology and $45.6 million allocated to goodwill. Each of the definite-lived identifiable intangibles are being amortized, with useful lives of 5 years for technology and 10 years for customer relationships. We consider the trademark intangible to have an indefinite life, and therefore, it is not being amortized. These fair values are preliminary and subject to adjustment. LK will be treated as a separate reporting unit for purposes of SFAS 142. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

                     Current assets                   $ 28.1
                     Property, plant & equipment        17.8
                     Identifiable intangibles           24.4
                     Goodwill                           45.6
                                                      ------
                          Total assets acquired       $115.9

                     Current liabilities              $ 22.1
                     Long-term liabilities               5.4
                                                      ------
                          Total liabilities assumed     27.5

                          Net assets acquired         $ 88.4
                                                      ======

      Had the acquisition of LK occurred on December 27, 2003, our unaudited pro forma results would have been as follows (in millions, except per share amounts):

                                                                           2005       2004
                                                                        -------    -------
      Net sales                                                         $ 679.5    $ 653.3
      Net (loss) earnings from continuing operations                      (23.3)      15.7
      Net (loss) earnings from continuing operations per common share
           Basic                                                          (0.58)      0.39
           Diluted                                                        (0.58)      0.39

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

      The pro forma results reflect adjustments for the increased amortization and the reduction in interest income attributable to the acquisition. Potential cost savings, however, from combining LK with our operations are not reflected. For this and other reasons, the pro forma results are not indicative of the results that would have occurred had the acquisition actually been consummated on December 27, 2003, and are not intended to be a projection of future results or trends.

      Full Rise Electronic Co., Ltd. (FRE): FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE's net earnings, after deducting the minority interest due to the minority shareholders. During the year ended December 30, 2005, we acquired an additional 2.8 million shares of common stock in FRE for $2.0 million, bringing our ownership percentage up to 57%. Additional purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 13, 2004. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $10.7 million of goodwill. All of the separately identifiable intangibles are being amortized, with useful lives of 4 years for technology and customer relationships.

(3)   Financial Statement Details

      The following provides details for certain financial statement captions at December 30, 2005 and December 31, 2004 (in thousands):

                                                             2005          2004
                                                         --------      --------
Inventories:
      Finished goods                                     $ 29,113      $ 27,394
      Work in progress                                     19,130        20,312
      Raw materials and supplies                           25,355        29,775
                                                         --------      --------
                                                         $ 73,598      $ 77,481
                                                         ========      ========
Property, plant and equipment, at cost:
      Land                                               $  4,313      $  4,771
      Buildings and improvements                           43,990        44,492
      Machinery and equipment                             164,087       184,300
                                                         --------      --------
                                                         $212,390      $233,563
                                                         ========      ========
Accrued expenses:
      Income taxes payable                               $ 20,217      $ 29,826
      Accrued compensation                                 18,358        15,610
      Other accrued expenses                               33,192        25,132
                                                         --------      --------
                                                         $ 71,767      $ 70,568
                                                         ========      ========

                        Technitrol, Inc. and Subsidiaries

(4)   Debt

      At December 30, 2005, short-term and long-term debt was as follows (in thousands):

Short-term Debt

   Bank Loans                                                                                          2005
                                                                                                  ---------
   Fixed-rate, (5.12%) unsecured debt in China (denominated in Renminbi) due 2006                 $     617
   Fixed-rate, (5.20 %) unsecured debt in China (denominated in Renminbi) due 2006                      602
   Fixed-rate, (4.88%) unsecured debt in China (denominated in US Dollars) due 2006                     500
   Fixed-rate, (5.33%) unsecured debt in China (denominated in US Dollars) due 2006                     500
   Variable-rate, (4.72%) unsecured debt in China (denominated in US Dollars) due 2006                1,000
                                                                                                  ---------
   Total short-term debt                                                                          $   3,219
                                                                                                  =========
Long-term Debt

Bank Loans
   Variable-rate, (3.72%) unsecured debt in China (denominated in Renminbi) due 2007              $     997
   Variable-rate, (3.08 %) unsecured debt in Germany (denominated in euros) due 2010                 17,777
   Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009                      6,054
   Fixed-rate, (5.10%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010               8,500
   Fixed-rate, (4.97%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010              50,000

Mortgage Notes
   8.20% - 10.32% mortgage notes, due in monthly installments until 2007                                164
                                                                                                  ---------
   Total long-term debt                                                                              83,492
   Less current installments                                                                         50,795
                                                                                                  ---------
   Long-term debt excluding current installments                                                  $  32,697
                                                                                                  =========

       At December 31, 2004, short-term and long-term debt was as follows (in thousands):

Short-term Debt

  Bank Loans                                                                                           2004
                                                                                                  ---------
    Fixed-rate, (2.10%) secured debt in China (denominated in US Dollars) due 2005                $   1,000
    Fixed-rate, (4.79%) unsecured debt in China (denominated in US Dollars) due 2005                    870
    Fixed-rate, (1.92%) unsecured debt in China (denominated in US Dollars) due 2005                    823
    Fixed-rate, (5.54%) unsecured debt in China (denominated in Renminbi) due 2005                    1,850
    Fixed-rate, (1.90%) unsecured debt in Taiwan (denominated in New Taiwan Dollars) due 2005           932
    Fixed-rate, (5.84%) unsecured debt in China (denominated in Renminbi) due 2005                      242
    Variable-rate, (1.92%) unsecured debt in China (denominated in US Dollars) due 2005               1,000
                                                                                                  ---------
    Total short-term debt                                                                         $   6,717
                                                                                                  =========

Long-term Debt

  Bank Loans
    Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due August 2, 2009       $   6,937

  Mortgage Notes, secured by mortgages on land, buildings, and certain equipment:
    8.20% - 10.32% mortgage notes, due in monthly installments until 2007                               318
                                                                                                  ---------
    Total long-term debt                                                                              7,255
    Less current installments                                                                           130
                                                                                                  ---------
    Long-term debt excluding current installments                                                 $   7,125
                                                                                                  =========

                        Technitrol, Inc. and Subsidiaries

(4)   Debt, continued

      We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to, U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

      --    a U.S. dollar-based swing-line loan not to exceed $20.0 million;

      -- a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

      -- a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

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

      The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. As of December 31, 2005, we had $76.3 million outstanding borrowings under this five-year revolving credit agreement. We repaid $50 million in January 2006.

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

      At December 30, 2005, we included $4.2 million of outstanding debt of FRE in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $6.7 million in U.S. dollar equivalents as of December 30, 2005. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE.

      Principal payments due within the next five years, including $50 million which is reported as current because we repaid the amount in January 2006, based on terms of our debt arrangements, are as follows (in thousands):

                           2006         $54,014
                           2007             366
                           2008              --
                           2009           6,054
                           2010          26,277
                           Thereafter        --
                                        -------
                                        $86,711
                                        =======

                        Technitrol, Inc. and Subsidiaries

(5)   Research, Development and Engineering Expenses

      Research, development and engineering expenses are included in selling, general and administrative expenses and were $25.5 million, $22.5 million and $18.4 million in 2005, 2004 and 2003, respectively. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $20.9 million, $16.5 million and $13.2 million in 2005, 2004 and 2003, respectively.

(6)   Income Taxes

      (Loss) earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change were as follows (in thousands):

                                       2005          2004          2003
                                   --------      --------      --------
Domestic                           $ (5,722)     $ (7,319)     $ (6,920)
Non-U.S.                            (11,606)       18,610        22,447
                                   --------      --------      --------
      Total                        $(17,328)     $ 11,291      $ 15,527
                                   ========      ========      ========

      Income tax expense was as follows (in thousands):

Current:                               2005          2004          2003
                                   --------      --------      --------
      Federal                       $(2,188)      $ 1,691       $(3,191)
      State and local                   248          (196)         (821)
      Non-U.S.                          352         5,212         8,531
                                   --------      --------      --------
                                     (1,588)        6,082         5,144
Deferred tax expense (benefit)        7,749        (2,553)       (1,950)
                                   --------      --------      --------

Net tax expense                     $ 6,161       $ 3,529       $ 3,194
                                   ========      ========      ========

      A reconciliation of the statutory federal income tax rate with the effective income tax rate was as follows:

                                                                2005   2004    2003
                                                                ----   ----    ----
Statutory federal income tax rate                                 35%    35%     35%
Increase (decrease) resulting from:
      Tax-exempt earnings of subsidiary in Puerto Rico            --     (4)     (4)
      State and local income taxes, net of federal tax effect     (1)    (2)     (2)
      Non-deductible expenses and other                           20      7      --
      Section 965 dividend                                       (41)    --      --
      Non-U.S. income subject to U.S. income tax                  (8)    16      17
      Foreign                                                    (40)   (21)    (13)
      Research and development and other tax credits              (1)    --     (12)
                                                                ----   ----    ----
Effective tax rate                                               (36%)   31%     21%
                                                                ====   ====    ====

      Several of our foreign subsidiaries continue to operate under separate tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements. In 2005, 2004 and 2003 taxes on foreign earnings were favorably impacted by tax holidays in certain foreign jurisdictions of $0.9 million, $3.4 million and $3.1 million, respectively.

                        Technitrol, Inc. and Subsidiaries

(6)   Income Taxes, continued

      Deferred tax assets and liabilities included the following (in thousands):

                                                               2005        2004
                                                           --------    --------
Assets:
      Inventories                                          $    644    $  1,096
      Plant and equipment                                     3,480       1,706
      Vacation pay and other compensation                       372         462
      Pension expense                                         2,664       2,657
      Stock awards                                              148          45
      Accrued liabilities                                     1,483       3,075
      Net operating losses - state and foreign               11,125      10,929
      Tax credits                                            18,750      19,285
      Other                                                   1,672       1,207
                                                           --------    --------
            Total deferred tax assets                        40,338      40,462
            Valuation allowance                             (12,625)     (7,608)
                                                           --------    --------
            Net deferred tax assets                        $ 27,713    $ 32,854
                                                           --------    --------

Liabilities:
      Foreign earnings not permanently invested            $ 19,203    $ 16,829
      Acquired intangibles                                    7,056       3,036
                                                           --------    --------
            Total deferred tax liabilities                   26,259      19,865
                                                           --------    --------
            Net deferred taxes                             $  1,454    $ 12,989
                                                           ========    ========

            Short-term deferred tax assets                 $  3,029    $  5,057
            Short-term deferred tax liabilities                (729)       (966)
            Long-term deferred tax assets                    13,079      17,873
            Long-term deferred tax liabilities              (13,925)     (8,975)
                                                           --------    --------
                 Net deferred tax assets                   $  1,454    $ 12,989
                                                           ========    ========

      The valuation allowance on the deferred tax asset increased $5.0 million primarily due to additional net operating losses that were incurred in certain jurisdictions in which the tax benefit of those losses will not be realized. Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets. Unless utilized, net operating losses will expire in fiscal years 2006 through 2025. Foreign tax credit carryforwards will start to expire in 2010. Research and development credit carryforwards will start to expire 2019.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings. A charge of $7.3 million related to the repatriation is included in income taxes (from continuing operations) in the accompanying Consolidated Statements of Operations. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

      We have not provided for U.S. federal and state income and foreign withholding taxes on approximately $308 million of non-U.S. subsidiaries' undistributed earnings (as calculated for income tax purposes) as of December 30, 2005. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $102 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

                        Technitrol, Inc. and Subsidiaries

(7)   Commitments and Contingencies

      We conduct a portion of our operations from leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 were $7.6 million, $7.6 million and $6.6 million, respectively.

      The aggregate minimum rental commitments under non-cancelable leases in effect at December 30, 2005 were as follows (in thousands):

                  Year Ending
                  -----------
                      2006             $ 8,094
                      2007               6,493
                      2008               4,226
                      2009               3,288
                      2010               2,248
                   Thereafter            4,843
                                       -------
                                       $29,192
                                       =======

      The aggregate minimum rental commitments schedule does not include $87.8 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased in 2006 upon sale of the precious metal to customers.

      We had three standby letters of credit outstanding at December 30, 2005 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business. We had commercial commitments outstanding at December 30, 2005 of approximately $87.8 million due under precious metal consignment-type leases. We had no other off-balance-sheet financing arrangements.

      We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us "no further action" letters for most of the remediated areas. We expect a final "no further action" letter on this area upon IDEM's final review of our closure report. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to this site. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

(8)   Shareholders' Equity

      All retained earnings are free from legal or contractual restrictions as of December 30, 2005, with the exception of approximately $16.2 million of retained earnings, primarily in the PRC that are restricted in accordance with
Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $16.2 million is $1.8 million of retained earnings of FRE of which we own 57%. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

                        Technitrol, Inc. and Subsidiaries

(8)   Shareholders' Equity, continued

      Effective August 1, 2001 we adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but are each currently six months in duration. In connection with this plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2004 and 2003, employees purchased approximately 45,000 and 70,000 shares, respectively, under the plan. During 2004, the operation of the ESPP was suspended following an evaluation of its related expense and perceived value by employees.

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

(9)   Earnings (Loss) Per Share

      Basic earnings (loss) per share were calculated by dividing earnings
(loss) by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). We had restricted shares outstanding of approximately 197,000, 220,000 and 199,000 as of December 30, 2005, December 31, 2004 and December 26, 2003 respectively, which generally vest over a three-year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding were added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding options to purchase common stock and the amount of compensation cost attributable to future services not yet recognized as calculated using the treasury stock method. However, in years when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the year, those stock options will be excluded from the calculation of common share equivalents. Therefore, as we had a net loss for the year ended December 30, 2005, we did not include any common share equivalents in the calculation of earnings per share. For the year ended December 31, 2004, we included approximately 19,000 common stock equivalents and excluded approximately 282,000 stock options from the calculation of earnings per share. For the year ended December 26, 2003, we did not include any common stock equivalents and excluded approximately 484,000 stock options from the calculation of earnings per share.

Earnings per share calculations were as follows (in thousands, except per share amounts):

                                                      2005      2004       2003
                                                  --------   -------    -------
(Loss) earnings from continuing operations
 before cumulative effect of accounting change    $(24,428)  $ 7,107    $12,333
Cumulative effect of accounting change                (564)       --         --
Net (loss) from discontinued operations               (472)     (179)      (345)
                                                  --------   -------    -------
Net (loss) earnings                               $(25,464)  $ 6,928    $11,988
                                                  ========   =======    =======

 Basic (loss) earnings per share:
    Shares                                          40,297    40,178     40,032
    Continuing operations                         $  (0.61)  $  0.18    $  0.31
    Change in accounting principle                   (0.01)       --         --
    Discontinued operations                          (0.01)    (0.01)     (0.01)
                                                  --------   -------    -------
    Per share amount                              $  (0.63)  $  0.17    $  0.30
                                                  ========   =======    =======

                        Technitrol, Inc. and Subsidiaries

(9)   Earnings (Loss) Per Share, continued

    Diluted (loss) earnings per share:
      Shares                                       40,297     40,411     40,171
      Continuing operations                       $ (0.61)   $  0.18    $  0.31
      Change in accounting principle                (0.01)        --         --
      Discontinued operations                       (0.01)     (0.01)     (0.01)
                                                  --------   -------    -------
      Per share amount                            $ (0.63)   $  0.17    $  0.30
                                                  ========   =======    =======

(10)  Employee Benefit Plans

      We maintain defined benefit pension plans for certain of our U.S. employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Benefits are based on years of service and average final compensation. In 2005, we began to aggregate the retirement plan of LK. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero.

Pension expense was as follows (in thousands):

                                                      2005      2004       2003
                                                  --------   -------    -------
Principal defined benefit plans                   $     30   $ 1,426    $ 1,910
Other employee benefit plans                         1,191       410        638
                                                  --------   -------    -------
                                                  $  1,221   $ 1,836    $ 2,548
                                                  ========   =======    =======

      Pension expense for the year ended December 30, 2005 includes a $1.1 million pension curtailment gain as a result of the reduced estimated future service period of the severed personnel of the discontinued operations.

      The net expense for the principal defined benefit pension plans included the following components (in thousands):

                                                      2005      2004       2003
                                                  --------   -------    -------
Service cost                                      $  1,585   $ 1,481    $ 1,471
Interest cost                                        2,161     2,073      1,976
Expected return on plan assets                      (2,354)   (2,239)    (1,880)
Amortization of transition obligation                   13        17         18
Amortization of prior service cost                     271       270        269
Recognized actuarial (gain) loss                    (1,646)     (176)        56
                                                  --------   -------    -------
      Net periodic pension cost                   $     30   $ 1,426    $ 1,910
                                                  ========   =======    =======

      The financial status of the principal defined benefit plans at December 30, 2005 and December 31, 2004, was as follows (in thousands):

                                                                2005       2004
                                                            --------   --------
Change in benefit obligation:

    Projected benefit obligation at beginning of year       $ 38,969   $ 34,514
         Service cost                                          1,585      1,481
         Interest cost                                         2,161      2,073
         Plan amendments                                      (1,654)      (101)
         Actuarial loss                                        1,031      1,338
         Plans not previously aggregated                         761        872
         Benefits paid                                        (1,252)    (1,208)
                                                            --------   --------
     Projected benefit obligation at end of year            $ 41,601   $ 38,969
                                                            ========   ========

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

Change in plan assets:
     Fair value of plan assets at beginning of year      $ 30,504    $ 28,418

         Actual return on plan assets                       2,049       2,899
         Employer contributions                               104         111
         Plans not previously aggregated                       19         284
         Benefits paid                                     (1,252)     (1,208)
                                                         --------    --------
     Fair value of plan assets at end of year            $ 31,424    $ 30,504
                                                         ========    ========

Funded status                                            $(10,177)   $ (8,465)
                                                         ========    ========

         Unrecognized actuarial gains                        (347)     (1,620)
         Unrecognized prior service cost                    2,618       2,889
         Unrecognized transition obligation                    95         136
         Intangible asset                                      (3)         (2)
                                                         --------    --------
Accrued pension costs at the end of the year             $ (7,814)   $ (7,062)
                                                         ========    ========

Accumulated benefit obligation                           $ 34,935    $ 32,294
                                                         ========    ========

      The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows (in thousands):

                                                          2005            2004
                                                       -------         -------
Benefit obligation                                     $41,601         $ 9,128
Accumulated benefit obligation                         $34,935         $ 7,082
Plan assets                                            $31,424         $   343

      The principal defined benefit plan weighted-average asset allocations at December 30, 2005 and December 31, 2004 were as follows:

Asset Category                                            2005             2004
--------------                                            ----             ----
   Equity securities                                        70%              66%
   Debt securities                                          29%              33%
   Other                                                     1%               1%
                                                           ---              ---
   Total                                                   100%             100%
                                                           ===              ===

      Our asset allocation policy for our primary benefit plans is for a target investment of 65% to 75% equity securities and 25% to 35% fixed income securities. The goal of our asset investment policy is to achieve a return in excess of the rate of inflation with acceptable levels of volatility. We utilize professionally managed mutual funds to invest our assets. Our pension assets are invested in a variety of small and large capitalization domestic and international mutual stock funds and a bond fund.

      To develop the expected long-term rate-of-return on assets assumption, we considered historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

      Assumptions used to develop data were as follows:

                                                              2005     2004
                                                              ----     ----
          Discount rate                                       5.50%    5.75%
          Annual compensation increases                       4.25%    4.25%
          Expected long-term rates of return on plan assets   8.00%    8.00%

      Our measurement date is the last day of the year.

                        Technitrol, Inc. and Subsidiaries

(10)  Employee Benefit Plans, continued

      We expect to contribute approximately $0.2 million to the principal defined benefit plans in 2006. Additionally, we expect to make benefit payments in 2006 of approximately $1.6 million from our principal defined benefit plans. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the principal defined benefit plans (in millions):

         Year
        Ending
        ------
         2006            1.6
         2007            1.7
         2008            1.9
         2009            2.1
         2010            2.3
      Thereafter        15.5

      We maintain defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant's contribution, not in excess of a maximum of 4% to 6% of the participant's annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was $979,000, $1,414,000, and $1,438,000 in 2005, 2004 and 2003 respectively.

      We do not provide any post-retirement benefits outside of the U.S. except as may be required by certain jurisdictions.

(11)  Stock-Based Compensation

      We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on the achievement of performance objectives and/or continued employment.

      Stock options are also granted under this plan. A summary of the shares under the incentive compensation plan is as follows:

                                                                   2005          2004          2003
                                                             ----------    ----------    ----------
Shares available to be granted                                2,165,738     2,320,290     2,505,426
New authorized shares                                                --            --            --
Restricted stock and options awarded, net of cancellations      (10,492)     (154,552)     (185,136)
                                                             ----------    ----------    ----------
Balance available at the end of the year                      2,155,246     2,165,738     2,320,290
                                                             ==========    ==========    ==========

      During the years ended December 30, 2005, December 31, 2004 and December 26, 2003, we issued to employees, net of cancellations, restricted stock having an approximate fair value at date of issue of $976,000, $2,303,000 and $1,091,000, respectively. The fair value of the restricted stock is based on fair market price of the stock at the award date and is recorded as deferred compensation. Compensation is recognized over the vesting period which is generally three years. Shares are held by us until the continued employment requirement and/or performance criteria have been attained. For shares subject to continued employment requirements, the market value of the shares at the date of grant is charged to expense during the vesting period on a straight-line basis. For shares subject to performance criteria, the expense varies with the market value of the shares until the performance criteria are met or are deemed to be unachievable. Cash awards, which accompany shares released under the incentive compensation plan and are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. The expense related to the cash award is fixed based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make the election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares. Amounts charged to expense as a result of the restricted stock plan and related expenses were approximately $2,555,000 in 2005, $2,461,000 in 2004 and $1,601,000 in 2003.

                        Technitrol, Inc. and Subsidiaries

(11)  Stock-Based Compensation, continued

      We also have a stock award plan for non-employee directors. The Board of Directors Stock Plan was approved in 1998 to assist us in attracting and retaining highly qualified persons to serve on our board of directors. Under the terms of the plan, 105,000 shares of our common stock are available for grant. On an annual basis, shares amounting to a dollar value predetermined by the plan are issued to non-employee directors and are recorded as an expense at issuance. In 2005, 2004 and 2003, we issued 11,754, 7,570 and 10,206 shares, respectively, (including those deferred at the directors' election) under the plan. A total of 47,880 shares remain available for issuance under the plan.

      In February 2001, our Board of Directors Compensation Committee adopted a stock option plan. All U.S. employees and designated employees of subsidiaries are eligible to participate in the stock option plan. Except as limited by the terms of the option plan, the committee has discretion to select the persons to receive options and to determine the terms and conditions of the option, including the number of shares underlying the option, the exercise price, the vesting schedule and term. The options are granted at no cost to the employee and cannot be granted with an exercise price less than the fair market value at the date of grant. There were no options granted in 2005. The options granted in 2004 and 2003 vest equally over four years and expire in seven years from the date of grant. During 2004 and 2003 a total of approximately 100,700 and 159,100 options, respectively, were awarded to employees at a weighted average strike price of $16.55 and $18.41 per share, respectively. As of December 31, 2005, 25% of the shares granted in 2004 and 50% of the shares granted in 2003 were vested.

      We adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year. We implemented SFAS 123 under the prospective method approach per SFAS 148, whereby compensation expense was recorded for all awards subsequent to adoption. As permitted by the provisions of SFAS 123, we applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option and purchase plans prior to adoption of SFAS 123 in fiscal 2003. Accordingly, no compensation cost was recognized for our stock option and employee purchase plans prior to fiscal 2003 as all stock options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of grant. The value of restricted stock has always been and continues to be recorded as compensation expense over the restricted period, and such expense is included in the results of operations for all years presented.

      If compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income (loss) and earnings (loss) per basic and diluted share would have been as follows (in thousands, except per share amounts):

                                                                        2005          2004          2003
                                                                  ----------    ----------    ----------
Net (loss) earnings, as reported                                  $  (25,464)   $    6,928    $   11,988
Add: Stock-based compensation expense included in reported net
    income (loss), net of taxes                                        1,924         1,944         1,269
Deduct: Total stock-based compensation expense determined under
    fair value based method for all awards, net of taxes              (2,494)       (2,764)       (2,124)
                                                                  ----------    ----------    ----------
Net (loss) earnings adjusted                                      $  (26,034)   $    6,108    $   11,133

Basic net income (loss) - as reported                             $    (0.63)   $     0.17    $     0.30
Basic net income (loss) - adjusted                                $    (0.65)   $     0.15    $     0.28
Diluted net income (loss) - as reported                           $    (0.63)   $     0.17    $     0.30
Diluted net income (loss) - adjusted                              $    (0.65)   $     0.15    $     0.28

      We did not issue any stock options in 2005. The per share weighted average fair value of stock options granted during 2004 and 2003 is calculated as $9.81 and $10.18, respectively, on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

                                                      2004         2003
                                                      ----         ----
            Dividend yield                             0.0%         0.0%
            Volatility                                65.0%        64.0%
            Risk-free interest rate                    4.1%         3.0%
            Expected life (years)                      4.0          4.0

                        Technitrol, Inc. and Subsidiaries

(11)  Stock-Based Compensation, continued

      At December 30, 2005, we had approximately 475,000 options outstanding, representing approximately 1% of our outstanding shares of common stock, of which approximately 319,000 are exercisable as of December 30, 2005. There were 0, 84,900 and 126,650 granted, net of cancellations, for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. The exercise prices of the options outstanding as of December 30, 2005 range from $16.55 per share to $30.48 per share. The weighted average remaining life of all 475,000 is approximately 4 years.

(12)  Severance and Asset Impairment Expense

      We implemented numerous restructuring initiatives during 2005, 2004 and 2003 in order to reduce our cost structure and capacity in response to a global recession in the electronics industry in 2002 and 2001 and an increasingly competitive environment in both the electronics and electrical markets which followed.

      In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $2.3 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Italy, $1.0 related to the consolidation of factories at FRE, $0.9 million related to Pulse's termination of manufacturing and support personnel at facilities in Italy and Turkey, $0.5 million related to the transfer of Pulse consumer division assets from Pulse's facility in Turkey to China, $0.4 million related to accrual the remaining future lease payments of the unoccupied portion of AMI Doduco's facility in France, $0.3 million related to Pulse's termination of a lease in China, $0.2 million related to AMI Doduco's shutdown of a facility in the United Kingdom, and $1.4 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, in the three months ended July 1, 2005, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

      In the year ended December 31, 2004, we accrued $9.0 million for severance and related payments comprised of $3.1 million related to AMI Doduco's termination of manufacturing and personnel at a facility in Germany, $2.7 million related to the termination of manufacturing and support personnel at an AMI Doduco facility in France, $1.5 million to writedown the value of certain Pulse fixed assets to their disposal values, $0.8 million related to Pulse's shutdown of a facility in Carlsbad, California and $0.9 million for other severances in various locations. The vast majority of these accruals were utilized by the end of the second quarter in 2005. Additionally, in the quarter ended December 30, 2004, we recorded an intangible asset impairment of $18.5 million related to Eldor and Excelsus acquired intangibles and $0.4 million of other acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

      In the year ended December 26, 2003, we accrued $9.1 million for severance, severance related payments and asset impairments. At Pulse, we accrued $1.5 million for the elimination of certain manufacturing and support positions located in France, the United Kingdom, Mexico and China and $0.8 million for other facility exit costs. We additionally accrued $1.9 million for shutdown of Pulse's manufacturing facility in Mexico and $0.5 million to write-down the carrying cost of Pulse's facility in the Philippines which is held for sale. At AMI Doduco, we accrued $2.9 million for the elimination of certain manufacturing positions principally located in North America and Germany and $1.5 million to complete the shutdown of a redundant facility in Spain that we acquired from Engelhard-CLAL in 2001. The majority of these accruals were utilized by the end of 2004.

      As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand, and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and

                        Technitrol, Inc. and Subsidiaries

(12)  Severance and Asset Impairment Expense, continued

reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment.

      Our restructuring charges are summarized for 2005 as follows (in thousands):

                                                            AMI Doduco         Pulse         Total
                                                           -----------        ------        ------
      Balance accrued at December 31, 2004                       $ 1.8        $  1.2        $  3.0
      Accrued during the twelve months ended December 30,
        2005                                                       3.4          49.6          53.0
      Severance and other cash payments                           (2.8)         (3.0)         (5.8)
      Non-cash asset disposals                                    (0.8)        (46.2)        (47.0)
                                                                 -----        ------        ------
      Balance accrued at December 30, 2005                       $ 1.6        $  1.6        $  3.2
                                                                 =====        ======        ======

(13)  Supplementary Information

      The following amounts were charged directly to costs and expenses (in thousands):

                                                             2005           2004           2003
                                                          -------        -------        -------
           Depreciation                                   $20,105        $19,468        $19,320
           Amortization of intangible assets                2,053          4,477          4,035
           Advertising                                        265            376            202
           Repairs and maintenance                         15,554         13,376          7,959
           Bad debt expense                                   334            544            427

      Cash payments made:
           Income taxes                                   $ 5,435        $ 4,063        $ 3,816
           Interest                                         2,041          1,975          1,868

      Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders' Equity consists principally of foreign currency translation items.

(14)  Segment and Geographical Information

      We operate our business in two segments: the Electronic Components Segment, which operates under the name Pulse, and the Electrical Contact Products Segment, which operates under the name AMI Doduco. We refer to these segments as ECS or Pulse, and ECPS or AMI Doduco, respectively. Each segment is managed by a President, or Regional Managing Director, who reports to our Chief Executive Officer.

      Pulse designs and manufactures a wide variety of highly-customized electronic components. Passive magnetics-based components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. The passive magnetics-based products are often referred to as chokes, inductors, filters and transformers. Wireless antennas and antenna modules capture communications signals in handsets and a variety of other mobile and portable devices. Pulse sells its products to multinational original equipment manufacturers, contract manufacturers and distributors. Through a majority-owned subsidiary, Pulse also supplies a variety of electronic connectors, modules, wireless antennas and other accessories.

      AMI Doduco is a global manufacturer of a full range of electrical contact products, from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. AMI Doduco provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs.

                        Technitrol, Inc. and Subsidiaries

(14)  Segment and Geographical Information, continued

Amounts are in thousands and exclude discontinued operations:

                                                              2005         2004         2003
                                                         ---------    ---------    ---------
Net sales
     Pulse                                               $ 361,552    $ 320,154    $ 294,092
     AMI Doduco                                            254,826      241,144      200,764
                                                         ---------    ---------    ---------
         Total                                           $ 616,378    $ 561,298    $ 494,856
                                                         =========    =========    =========
Operating (loss) profit before income taxes
     Pulse                                               $ (20,218)   $   9,485    $  27,197
     AMI Doduco                                              3,228         (622)      (1,778)
                                                         ---------    ---------    ---------
         Total operating profit                            (16,990)       8,863       25,419
     Items not included in segment profit (1)                 (338)       2,428       (9,892)
                                                         ---------    ---------    ---------
     (Loss) earnings from continuing operations before
       income taxes, minority interest and cumulative
       effect of accounting change                       $ (17,328)   $  11,291    $  15,527
                                                         =========    =========    =========
Assets at end of year
     Pulse                                               $ 388,394    $ 326,131    $ 302,261
     AMI Doduco                                            101,854      126,733      109,390
                                                         ---------    ---------    ---------
         Segment assets                                    490,248      452,864      411,651
     Assets not included in Segment assets (2)             196,054      183,664      177,243
                                                         ---------    ---------    ---------
         Total                                           $ 686,302    $ 636,528    $ 588,894
                                                         =========    =========    =========
Capital expenditures (3)
     Pulse                                                  29,686    $  27,962    $  29,078
     AMI Doduco                                              4,365        4,172        4,538
                                                         ---------    ---------    ---------
         Total                                           $  34,051    $  32,134    $  33,616
                                                         =========    =========    =========
Depreciation and amortization
     Pulse                                               $  16,440    $  17,281    $  16,048
     AMI Doduco                                              5,718        6,664        7,307
                                                         ---------    ---------    ---------
         Total                                           $  22,158    $  23,945    $  23,355
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

      We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment's operating profit by the relevant estimated effective tax rates for the year. The allocated tax (benefit) expense amounts, including the tax effect of discontinued operations and the cumulative effect of accounting change, for Pulse were, in thousands, $(6,107), $3,014, and $4,437 in 2005, 2004 and 2003, respectively. For AMI Doduco, they were, in thousands, $517, $418 and $(1,429) in 2005, 2004 and 2003, respectively.

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

                                                    2005       2004       2003
                                                --------   --------   --------
Sales to customers in:
Europe, other than Germany                      $209,174   $170,541   $178,396
Asia                                             181,723    166,032    108,024
United States                                    100,207    115,244    116,468
Germany                                           87,328     84,284     72,374
Other                                             37,946     25,197     19,594
                                                --------   --------   --------
         Total                                  $616,378   $561,298   $494,856
                                                ========   ========   ========

      The following table includes net property, plant and equipment located in China, Turkey, Germany and the United States where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represent all of the relevant assets that have long useful lives. Amounts are in thousands:

                                                    2005       2004       2003
                                                --------   --------   --------
Net property, plant and equipment located in:
China                                           $ 32,652   $ 26,802   $ 12,545
Europe, other than Turkey and Germany             17,487      8,258     11,338
Germany                                           15,726     18,894     18,026
Turkey                                            14,434     31,491     31,091
United States                                      6,155     10,230     12,831
Asia, other than Turkey and China                  4,710      5,598      1,114
Other                                              1,734        903      1,104
                                                --------   --------   --------
         Total                                  $ 92,898   $102,176   $ 88,049
                                                ========   ========   ========

(15)  Equity Method Investment

      In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased our total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method beginning in the three months ended September 27, 2002. In 2003, we recorded an $8.7 million net charge for our equity method investment in FRE. The net loss in 2003 resulted from a $9.3 million charge to adjust the original cost basis of our investment to market value, offset by $0.6 million of equity method investment earnings in 2003. Shares of FRE began trading on the Taiwan Stock Exchange in January of 2003, and they have experienced considerable price volatility. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our total investment percentage up to 51%. Accordingly, FRE's operating results are consolidated with our own beginning September 13, 2004. In 2004, we recorded $0.8 million of equity earnings which reflects our proportionate share of earnings for the period prior to September 13, 2004.

(16)  Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated

                        Technitrol, Inc. and Subsidiaries

(16)  Goodwill and Other Intangible Assets, continued

residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      In the year ended December 30, 2005, we recorded a $37.1 million impairment charge relating to Pulse Consumer Division assets consisting of $25.6 million of goodwill and $11.5 million of identifiable intangible assets. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transactions, and the overall decline in the European television market for flyback transformers.

      The changes in the carrying amounts of goodwill for the years ended December 30, 2005 and December 31, 2004 were as follows (in thousands):

             Balance at December 26, 2003                      $ 112,908

             Goodwill acquired during the year                    11,379
             Purchase price allocation and other adjustments        (450)
             Currency translation adjustment                       2,341
                                                               ---------

             Balance at December 31, 2004                      $ 126,178
                                                               =========

             Goodwill acquired during the year                    45,659
             Purchase price allocation and other adjustment        1,622
             Impairment adjustment                               (25,614)
             Currency translation adjustment                      (4,964)
                                                               ---------

             Balance at December 30, 2005                      $ 142,881
                                                               =========

      The majority of our goodwill and other intangibles relate to our Pulse segment.

      Other intangible assets were as follows (in thousands):

                                                                December 30,    December 31,
                                                                        2005            2004
                                                                ------------    ------------
Intangible assets subject to amortization (definite lives):
    Technology                                                      $  8,600        $  7,233
    Customer relationships                                            17,092           4,904
    Manufacturing know-how                                                --          14,571
    Tradename / trademark                                                 --           1,811
    Other                                                              1,590           1,355
                                                                    --------        --------
       Total                                                        $ 27,282        $ 29,874

Accumulated amortization:
    Technology                                                      $ (5,939)       $ (5,497)
    Customer relationships                                            (1,012)         (1,881)
    Manufacturing know-how                                                --          (2,293)
    Tradename / trademark                                                 --          (1,776)
    Other                                                               (327)           (333)
                                                                    --------        --------
       Total                                                        $ (7,278)       $(11,780)
                                                                    --------        --------

       Net tangible assets subject to amortization                  $ 20,004        $ 18,094

Intangible assets not subject to amortization (indefinite lives):
     Tradename                                                      $ 11,644        $  4,591
                                                                    --------        --------

     Other intangibles, net                                         $ 31,648        $ 22,685
                                                                    ========        ========

                        Technitrol, Inc. and Subsidiaries

(16)  Goodwill and Other Intangible Assets, continued

      Amortization expense was $2,053,000, $4,477,000 and $4,035,000 for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

            Year Ending
            -----------
               2006                 2,853
               2007                 2,853
               2008                 2,782
               2009                 2,204
               2010                 1,858

(17)  Quarterly Financial Data (Unaudited)

      Quarterly results of operations (unaudited) for 2005 and 2004 are summarized as follows (in thousands, except per share data):

                                                                                       Quarter Ended
                                                                                       -------------
2005:                                                                   April 1      July 1     Sept. 30      Dec. 30
                                                                      ---------   ---------    ---------    ---------
    Net sales                                                         $ 141,391   $ 143,305    $ 147,217    $ 184,465
    Gross profit                                                         33,969      32,539       34,006       42,329
    Earnings (loss) from continuing operations before taxes,
       minority interest, and cumulative effect of accounting change      7,245     (42,164)       7,168       10,423
    Net earnings (loss)                                                   5,109     (42,914)       4,589        7,752
    Basic                                                                  0.13       (1.06)        0.11         0.19
    Diluted                                                                0.13       (1.06)        0.11         0.19


2004:                                                                   Mar. 26     June 25       Oct. 1      Dec. 31
                                                                      ---------   ---------    ---------    ---------
    Net sales                                                         $ 135,290   $ 141,301    $ 140,606    $ 144,101
    Gross profit                                                         37,711      39,241       34,657       33,723
    Earnings (loss) from continuing operations before taxes,
       minority interest, and cumulative effect of accounting change      6,716      11,014        5,898      (12,337)
    Net earnings (loss)                                                   5,765       9,274        4,438      (12,549)
    Basic                                                             $    0.14   $    0.23    $    0.11    $   (0.31)

    Diluted                                                           $    0.14   $    0.23    $    0.11    $   (0.31)

(18)  Discontinued Operations

      In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. We realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. The majority of this accrual was paid by December 30, 2005. Additionally, we realized a $1.1 million pension curtailment gain as a result of the reduced estimated future service period of the severed personnel. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

      Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

                                 2005        2004        2003
                             --------    --------    --------

Net sales                    $  9,020    $ 21,016    $ 14,391
(Loss) before income taxes       (726)       (276)       (530)

                        Technitrol, Inc. and Subsidiaries

(18)  Discontinued Operations, continued

      The net book value of the land and building was approximately $1.4 million at December 30, 2005. These assets are included in other current assets on the consolidated balance sheets as the assets are held for sale.

(19)  Asset Retirement Obligations

      We adopted Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47") as of December 20, 2005. FIN 47 clarifies the term, "conditional asset retirement obligation", as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. SFAS No. 143 requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from legal requirements to decontaminate buildings, machinery and equipment at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of our evaluation of our asset retirement obligations, we recorded a $1.0 million non-current liability for asset retirement obligations and a $0.3 million increase in the carrying value of the related assets, net of $0.3 million of accumulated depreciation as of December 30, 2005. The cumulative effect recorded in the fourth quarter of 2005 upon the adoption of this interpretation was $0.6 million, net of taxes of $0.3 million.

      The following table presents our liability for asset retirement obligations as if this interpretation had been adopted on January 1, 2003 (in thousands):

           Balance, January 1, 2003                  $    643
           Balance, December 26, 2003                $    860
           Balance, December 31, 2004                $  1,003
           Balance, December 30, 2005                $    960

      The following table presents our net (loss) income and basic and diluted earnings per share as if the provisions of FIN 47 had been adopted on January 1, 2003 (in thousands, except per share amounts):

                                                                2005          2004          2003
                                                            --------    ----------    ----------
Net (loss) earnings - as reported                           $(25,464)   $    6,928    $   11,988
Adjustments:
    Cumulative effect of accounting change, net of income
      taxes - as reported                                        564            --            --
    Pro forma earnings effects, net of income taxes              (82)          (80)          (69)
                                                            --------    ----------    ----------
    Net adjustments                                              482           (80)          (69)

Net earnings (loss) - adjusted                              $(24,982)   $    6,848    $   11,919
                                                            ========    ==========    ==========

Basic net income (loss) per share - as reported             $  (0.63)   $     0.17    $     0.30
Basic net income (loss) per share - adjusted                $  (0.62)   $     0.17    $     0.30
Diluted net income (loss) per share - as reported           $  (0.63)   $     0.17    $     0.30
Diluted net income (loss) per share - adjusted              $  (0.62)   $     0.17    $     0.30

(20)  Subsequent Event

      We filed a Form 8-K on January 10, 2006 regarding our completed acquisition of ERA Group for $58 million in cash, plus related costs and expenses. ERA is based in Herrenberg, Germany with production operations in Germany, Tunisia and China. ERA will form the cornerstone of a newly formed automotive products division at Pulse.

                        Technitrol, Inc. and Subsidiaries

                         Financial Statement Schedule II

                        Valuation and Qualifying Accounts
                                  In thousands

                                                      Additions (Deductions)
                                                      ---------------------
                                                     Charged to   Write-offs
                                           Opening    costs and          and      Ending
Description                                Balance     expenses     payments     Balance
-----------                               --------   ----------   ----------    --------
Year ended December 30, 2005:
Provisions for obsolete and slow-moving
    inventory                             $ 11,097     $  5,334     $ (4,932)   $ 11,499
                                          ========     ========     ========    ========
Allowances for doubtful accounts          $  1,715     $    334     $   (386)   $  1,663
                                          ========     ========     ========    ========

Year ended December 31, 2004:
Provisions for obsolete and slow-moving
    inventory                             $ 10,410     $  6,106     $ (5,419)   $ 11,097
                                          ========     ========     ========    ========
Allowances for doubtful accounts          $  2,881     $    544     $ (1,710)   $  1,715
                                          ========     ========     ========    ========

Year ended December 26, 2003:
Provisions for obsolete and slow-moving
    inventory                             $ 15,564     $  5,936     $(11,090)   $ 10,410
                                          ========     ========     ========    ========
Allowances for doubtful accounts          $  3,255     $    427     $   (801)   $  2,881
                                          ========     ========     ========    ========

      Provision for obsolete and slow-moving inventory as of December 30, 2005 includes approximately $0.3 million as a reduction of the amount charged to costs and expenses to reflect the removal of inventory provisions of the discontinued operations.

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

10.1(1)   Form of Stock Option Agreement (incorporated by reference to Exhibit
          10.1 (1) to our Form 10-Q for the three months ended October 1, 2004).

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

10.4 Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18,
          2005).

10.5 Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America N.A. as Administrative Agent and Lender, and certain other Lenders that are signatories thereto, dated as of October 14, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 20, 2005).

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

10.10(1) Letter Agreement between Technitrol, Inc. and James M. Papada, III dated December 16, 2005.

10.11     Form of Indemnity Agreement (incorporated by reference to Exhibit
          10.11 to our Form 10-K for the year ended December 27, 2002).

10.12 Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the three months ended September 26, 2003).

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

10.23 Share Purchase Agreement dated August 8, 2005 among Pulse Electronics (Singapore) Pte. Ltd., as Purchaser, and Filtronic Plc and Filtronic Comtek Oy, as Sellers (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 11. 2005).

10.24 Sale and Transfer Agreement dated November 28, 2005 among era GmbH & Co. KG, Pulse GmbH, CST Electronics Co., Ltd., and certain other parties named therein (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 2, 2005).

10.25     CEO Annual and Long-Term Equity Incentive Process.

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

99.1 Unaudited financial information of Full Rise Electronic Co., Ltd. for the eight months ended August 31, 2004.

99.2 Audited Combined Statements of Income, Combined Balance Sheets and Combined Statements of Cash Flows of LK Products Oy as of December 31, 2003 and December 31, 2004, and report of KPMG Oy Ab, Independent Auditors (incorporated by reference to Exhibit 99.1 to our Form 8-K/A dated November 25, 2005).

99.3 Unaudited pro forma financial results for the year ended December 31, 2004 and nine months ended September 30, 2005, giving the effect of LK Products Oy (incorporated by reference to Exhibit 99.2 to our Form 8-K/A dated November 25, 2005).

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By    /s/James M. Papada, III
     ---------------------------------------------------
      James M. Papada, III
      Chairman and Chief Executive Officer

Date  March 7, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/Alan E. Barton                                     By    /s/Edward M. Mazze
     -------------------------------------------------           -----------------------------------------------
      Alan E. Barton                                              Edward M. Mazze
      Director                                                    Director

Date  March 7, 2006                                         Date  March 7, 2006

By    /s/John E. Burrows, Jr.                               By    /s/ C. Mark Melliar-Smith
     -------------------------------------------------           -----------------------------------------------
      John E. Burrows, Jr.                                        C. Mark Melliar-Smith
      Director                                                    Director

Date  March 7, 2006                                         Date  March 7, 2006

By    /s/Jeffrey A. Graves                                  By    /s/James M. Papada, III
     -------------------------------------------------           -----------------------------------------------
      Jeffrey A. Graves                                           James M. Papada, III
      Director                                                    Chairman and Chief Executive Officer
                                                                  (Principal Executive Officer)
Date  March 7, 2006
                                                            Date  March 7, 2006
By    /s/David H. Hofmann
     -------------------------------------------------
      David H. Hofmann                                      By    /s/Drew A. Moyer
      Director                                                   -----------------------------------------------
                                                                  Drew A. Moyer
                                                                  Senior Vice President
Date  March 7, 2006                                               and Chief Financial Officer
                                                                  (Principal Financial and Accounting Officer)
By    /s/Dennis J. Horowitz
     -------------------------------------------------
      Dennis J. Horowitz                                    Date  March 7, 2006
      Director

Date  March 7, 2006