Form 10-Q
period 2006-03-31
TECHNITROL INC
filed 2006-05-10
CIK 96763

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended March 31, 2006, or

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

      YES |_|    NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 5, 2006: 40,553,824

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                                           PAGE
Item 1.  Financial Statements                                                                               3

         Consolidated Balance Sheets (Unaudited)                                                            3
         Consolidated Statements of Operations (Unaudited)                                                  4
         Consolidated Statements of Cash Flows (Unaudited)                                                  5
         Consolidated Statements of Changes in Shareholders' Equity (Unaudited)                             6
         Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        24

Item 4.  Controls and Procedures                                                                           24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 26

Item 1a. Risk Factors                                                                                      26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       26

Item 3.  Defaults Upon Senior Securities                                                                   26

Item 4.  Submission of Matters to a Vote of Security Holders                                               26

Item 5.  Other Information                                                                                 26

Item 6.  Exhibits                                                                                          26

         Exhibit Index                                                                                     34

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                        Technitrol, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  In thousands

                                                           March 31,   December 30,
                         Assets                                 2006           2005
                                                                ----           ----
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                             $  65,796      $ 173,664
     Trade receivables, net                                  160,495        136,115
     Inventories                                              85,665         73,598
     Prepaid expenses and other current assets                24,274         20,174
                                                           ---------      ---------
           Total current assets                              336,230        403,551

Property, plant and equipment                                236,148        212,390
     Less accumulated depreciation                           125,297        119,492
                                                           ---------      ---------
           Net property, plant and equipment                 110,851         92,898
Deferred income taxes                                         14,207         13,079
Goodwill                                                     183,591        142,881
Other intangibles, net                                        31,038         31,648
Other assets                                                   2,284          2,245
                                                           ---------      ---------
                                                           $ 678,201      $ 686,302
                                                           =========      =========

         Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt                $     130      $  50,795
     Short-term debt                                           4,035          3,219
     Accounts payable                                         85,881         67,929
     Accrued expenses                                         80,789         71,767
                                                           ---------      ---------
           Total current liabilities                         170,835        193,710

Long-term liabilities:
     Long-term debt, excluding current installments           37,614         32,697
     Deferred income taxes                                    13,714         13,925
     Other long-term liabilities                              11,984         14,680

Minority interest                                             12,992         12,626

Shareholders' equity:
     Common stock and additional paid-in capital             214,752        215,560
     Retained earnings                                       208,523        200,108
     Deferred compensation                                        --         (1,234)
     Other comprehensive income                                7,787          4,230
                                                           ---------      ---------
           Total shareholders' equity                        431,062        418,664
                                                           ---------      ---------
                                                           $ 678,201      $ 686,302
                                                           =========      =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)
                       In thousands, except per share data

                                                             Three Months Ended
                                                          March 31,        April 1,
                                                               2006            2005
                                                          ---------       ---------
Net sales                                                 $ 221,093       $ 141,391

Costs and expenses:
   Cost of sales                                            169,900         107,422
   Selling, general and administrative expenses              35,087          25,602
   Severance and asset impairment expense                       865             942
                                                          ---------       ---------

     Total costs and expenses applicable to sales           205,852         133,966
                                                          ---------       ---------

Operating profit                                             15,241           7,425

Other (expense) income:
   Interest (expense) income, net                              (687)            240
   Other income (expense)                                       494            (420)
                                                          ---------       ---------

     Total other (expense)                                     (193)           (180)
                                                          ---------       ---------

Earnings from continuing operations before income
  taxes, minority interest and cumulative effect of
  accounting change                                          15,048           7,245

Income taxes                                                  2,793           1,575

Minority interest                                              (288)           (221)
                                                          ---------       ---------

Net earnings from continuing operations before
  cumulative effect of accounting change                  $  11,967       $   5,449
Cumulative effect of accounting change, net of taxes             75              --
Net (loss) from discontinued operations, net
  of taxes                                                      (78)           (340)
                                                          ---------       ---------
Net earnings                                              $  11,964       $   5,109
                                                          =========       =========

Basic and diluted earnings per share from
  continuing operations                                   $    0.30       $    0.14
Cumulative effect of accounting change                    $    0.00       $      --
Basic and diluted (loss) per share from discontinued
  operations                                              $   (0.00)      $   (0.01)
                                                          =========       =========
Basic and diluted earnings per share                      $    0.30       $    0.13
                                                          =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  In thousands

                                                                                Three Months Ended
                                                                            March 31,        April 1,
                                                                                 2006            2005
                                                                                 ----            ----
Cash flows from operating activities:
Net earnings                                                                $  11,964       $   5,109
Loss from discontinued operations, net of taxes                                    78             340
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Cumulative effect of accounting change, net of taxes                         (75)             --
     Depreciation and amortization                                              7,428           5,652
     Tax effect of employee stock compensation                                     --             (54)
     Amortization of stock incentive plan expense                                 934             836
     Minority interest in net earnings of consolidated subsidiary                 288             221
     Severance and asset impairment expense, net of cash payments                (610)           (314)
     Changes in assets and liabilities, net of effect of acquisitions:
       Trade receivables                                                      (16,819)           (863)
       Inventories                                                             (1,304)          2,396
       Prepaid expenses and other current assets                               (3,815)          3,828
       Accounts payable and accrued expenses                                    3,002          (2,193)
     Other, net                                                                (2,144)            126
                                                                            ---------       ---------
         Net cash (used in) provided by operating activities                   (1,073)         15,084
                                                                            ---------       ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                       (54,068)             --
     Capital expenditures                                                      (5,674)         (3,985)

     Proceeds from sale of property, plant and equipment                          590             196
     Foreign currency impact on intercompany lending                              120           3,815
                                                                            ---------       ---------
         Net cash (used in) provided by investing activities                  (59,032)             26
                                                                            ---------       ---------
Cash flows from financing activities:
     Long-term borrowings                                                       5,152              --
     Principal payments of long-term debt, net                                (50,644)         (1,048)
     Dividends paid                                                            (3,546)             --
     Exercise of stock options                                                    148              --
                                                                            ---------       ---------
         Net cash (used in) financing activities                              (48,890)         (1,048)
                                                                            ---------       ---------

Net effect of exchange rate changes on cash                                     1,205              15
                                                                            ---------       ---------
Cash flows of discontinued operations:
      Net cash  (used in) provided by operating activities                        (78)            237
                                                                            ---------       ---------
             Net (decrease) increase in cash and cash equivalents from
              discontinued operations                                             (78)            237
                                                                            ---------       ---------
Net (decrease) increase in cash and cash equivalents                         (107,868)         14,314
Cash and cash equivalents at beginning of period                              173,664         155,952
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  65,796       $ 170,266
                                                                            =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                        Three Months Ended March 31, 2006

                                   (Unaudited)
                                  In thousands

                                                                                               Other
                                                                                    ----------------------------
                                                 Common stock and                                  Accumulated
                                                 paid-in capital                                       other
                                               -------------------      Retained      Deferred     comprehensive    Comprehensive
                                               Shares       Amount      earnings    compensation      income            income
                                               ------       ------      --------    ------------      ------            ------
Balance at December 30, 2005                   40,529      $ 215,560    $ 200,108     $  (1,234)      $   4,230
Stock options, awards and related
    compensation                                   25            426           --            --              --
Currency translation adjustments                   --             --           --            --           3,549        $  3,549
Unrealized holding gains on securities             --             --           --            --               8               8
Reclassification due to change in
    accounting principle                           --         (1,234)          --         1,234              --
Net earnings                                       --             --       11,964            --              --          11,964
                                                                                                                       --------
Comprehensive income                                                                                                   $ 15,521
                                                                                                                       ========
Dividends declared ($0.0875 per share)             --             --       (3,549)           --              --
                                             --------      ---------    ---------     ---------       ---------
Balance at March 31, 2006                      40,554      $ 214,752    $ 208,523     $      --       $   7,787
                                             ========      =========    =========     =========       =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Technitrol, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)   Accounting policies

      For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol's Form 10-K filed for the year ended December 30, 2005. We sometimes refer to Technitrol as "we" or "our".

      The results for the three months ended March 31, 2006 and April 1, 2005 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of annual results.

      New Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS
123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS 123(R) became effective at the beginning of our fiscal 2006. Adoption of this standard resulted in a $0.1 million cumulative effect of accounting change in the three months ended March 31, 2006.

      In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R to the method otherwise required by paragraph 81 of SFAS No. 123R. We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods in connection with our adoption of SFAS No. 123R.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions

      ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group ("ERA"), headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA's operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produces advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/ air conditioning and appliance applications and is the foundation of Pulse's automotive division. The purchase price was approximately $53.8 million, net of cash acquired of $2.0 million, and including acquisition costs of approximately $0.6 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. We are in the process of obtaining third-party valuations of the property, plant and equipment and intangible assets. Therefore, the allocation of the purchase price is subject to adjustment. The excess purchase price has been recorded as goodwill on the consolidated balance sheet until the valuation is completed. However, we have recorded $0.3 million of estimated amortization expense for the three months ended March 31, 2006. ERA will be treated as a separate reporting unit for purposes of SFAS 142. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

             Current assets                     $ 28.1
             Property, plant and equipment        19.1
             Goodwill                             39.5
                                                ------
                Total assets acquired             86.7

             Current liabilities                  32.9
                                                ------
                Total liabilities assumed         32.9

                Net assets acquired             $ 53.8
                                                ======

       For the twelve months ended December 29, 2006, we estimate that ERA will generate revenues of approximately $90 million.

      LK Products OY: On September 8, 2005, we acquired all of the capital stock of LK Products OY ("LK"), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK's operations have been included in our consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and is now the cornerstone of Pulse's antenna division. The purchase price was approximately $88.3 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.5 million. The purchase price was funded with cash on hand. The purchase agreement also includes a revenue-based earnout provision whereby we will pay the seller one euro for each euro of revenue in excess of
(euro)85.0 million achieved by LK during the twelve months ended May 31, 2006. This payment will be included as goodwill, when paid. The preliminary fair value of the net tangible assets acquired approximated $18.4 million. In addition to the fair value of assets acquired, preliminary purchase price allocations included $15.7 million for customer relationships, $7.3 million for trademarks, $1.4 million for technology and $45.9 million allocated to goodwill. Each of the identifiable intangibles with finite lives are being amortized, using lives of 5 years for technology and 10 years for customer relationships. We consider the trademark intangible to have an indefinite life, and therefore, it is not being amortized. These fair values are preliminary and subject to adjustment. LK is treated as a separate reporting unit for purposes of SFAS 142.

                        Technitrol, Inc. and Subsidiaries

(2)   Acquisitions, continued

      Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. ("FRE") is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the three months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In the three months ended December 26, 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE's operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE's net earnings, after deducting the minority interest due to the minority shareholders. During 2005, we acquired an additional 2.8 million shares of common stock in FRE for $2.0 million, bringing our ownership percentage up to 57%. Additional purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 13, 2004. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $10.7 million of goodwill. All of the separately identifiable intangibles are being amortized, with using lives of 4 years for technology and customer relationships.

(3)   Severance and asset impairment expense

      In the three months ended March 31, 2006, we accrued $0.9 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include severance and related payments comprised of $0.4 million related to Pulse's termination of manufacturing and support personnel at facilities in Italy and Turkey, $0.3 million related to AMI Doduco's termination of manufacturing and support personnel at a facility in Italy, $0.1 million related to the transfer of Pulse consumer division assets from Pulse's facility in Turkey to China, and $0.1 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by December 29, 2006, except for remaining lease or severance payments to be made over a specified term.

      Our severance and asset impairment charges are summarized on a year-to-date basis for 2006 as follows (in millions):

                                                                AMI Doduco      Pulse         Total
                                                                ----------      -----         -----
      Balance accrued at December 30, 2005                         $1.6          $1.6          $3.2
      Accrued during the three months ended March 31, 2006          0.4           0.5           0.9
      Severance and other cash payments                            (0.7)         (0.7)         (1.4)
      Non-cash asset disposals                                     (0.3)         (0.1)         (0.4)
                                                                   ----          ----          ----
      Balance accrued at March 31, 2006                            $1.0          $1.3          $2.3
                                                                   ====          ====          ====

                        Technitrol, Inc. and Subsidiaries

(4)   Inventories

      Inventories consisted of the following (in thousands):

                                             March 31,    December 30,
                                                  2006            2005
                                                  ----            ----
            Finished goods                     $31,746         $29,113
            Work in process                     23,067          19,130
            Raw materials and supplies          30,852          25,355
                                               -------         -------
                                               $85,665         $73,598
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

      At March 31, 2006, we had one foreign exchange forward contract outstanding to sell forward approximately 51.4 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at March 31, 2006. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)   Earnings per share

      Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted shares) during the period. We had unvested restricted shares outstanding of approximately 221,000 and 212,000 as of March 31, 2006 and April 1, 2005, respectively. For calculating diluted earnings per share, common share equivalents and unvested restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. There were approximately 100,000 common share equivalents for the three months ended March 31, 2006. There were approximately 468,000 stock options outstanding as of March 31, 2006 and approximately 513,000 as of April 1, 2005.

                        Technitrol, Inc. and Subsidiaries

(6)   Earnings per share, continued

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                              March 31,         April 1,
                                                                   2006             2005
                                                                   ----             ----
            Net earnings from continuing operations          $   11,967       $    5,449
            Cumulative effect of accounting change                   75               --
            Net loss from discontinued
               operations                                           (78)            (340)
                                                             ----------       ----------
            Net earnings                                     $   11,964       $    5,109
                                                             ==========       ==========

            Basic earnings (loss) per share:
                 Shares                                          40,326           40,244
                 Continuing operations                       $     0.30       $     0.14
                 Cumulative effect of accounting change            0.00               --
                 Discontinued operations                          (0.00)           (0.01)
                                                             ----------       ----------
                 Per share amount                            $     0.30       $     0.13
                                                             ==========       ==========

            Diluted earnings (loss) per share:
                 Shares                                          40,426           40,356
                 Continuing operations                       $     0.30       $     0.14
                 Cumulative effect of accounting change            0.00               --
                 Discontinued operations                          (0.00)           (0.01)
                                                             ----------       ----------
                 Per share amount                            $     0.30       $     0.13
                                                             ==========       ==========

(7)   Business segment information

      For the three months ended March 31, 2006 and April 1, 2005 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 30, 2005 to March 31, 2006, except for the acquisition of ERA for $53.8 million, net of $2.0 million of cash acquired (Note 2). In addition, the basis for determining segment financial information has not changed from 2005. Specific segment data are as follows (in thousands):

                                                                      Three Months Ended
                                                                   March 31,        April 1,
            Net sales:                                                  2006            2005
                                                                        ----            ----
                 Pulse                                             $ 144,169       $  75,578
                 AMI Doduco                                           76,924          65,813
                                                                   ---------       ---------
                     Total                                         $ 221,093       $ 141,391
                                                                   =========       =========
            Earnings from continuing operations before
               income taxes, minority interest and cumulative
               effect of accounting change:
                 Pulse                                             $  12,342       $   5,963
                 AMI Doduco                                            2,899           1,462
                                                                   ---------       ---------
                     Operating profit                              $  15,241       $   7,425
                 Other expense, net                                     (193)           (180)
                                                                   ---------       ---------
                 Earnings from continuing operations before
                   income taxes, minority interest and
                   cumulative effect of accounting change          $  15,048       $   7,245
                                                                   =========       =========

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for stock-based compensation

      We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on continued employment for a specified period. Another component is stock options, which are also granted under this plan. On December 31, 2005, we adopted SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123R, the cumulative effect recorded in the three months ended March 31, 2006 was a gain of $0.1 million, net of taxes.

      The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations during the three months ended March 31, 2006 and April 1, 2005:

                                                                     March 31,     April 1,
                                                                          2006         2005
                                                                          ----         ----
            Restricted stock                                              $ 724       $ 673
            Stock options                                                   210         163
                                                                          -----       -----
            Total stock-based compensation included in
               selling, general and administrative expenses                 934         836
                   Income tax benefit                                      (326)       (292)
                                                                          -----       -----
            Total after-tax stock-based compensation expense              $ 608       $ 544
                                                                          =====       =====

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. The expense related to the cash award is fixed based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make the election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

                                                                   Weighted
                                                              Average Grant
                                                                      Price
                                                    Shares       (Per Share)
                                                    ------     ------------
            Nonvested at December 30, 2005             209           $18.79
                      Granted                           18           $18.70
                      Vested                            (6)          $19.00
                      Forfeited                         --               --
                                                    ------           ------
            Nonvested at March 31, 2006                221           $18.77
                                                    ======           ======

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for stock-based compensation, continued

      As of March 31, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.7 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the three months ended March 31, 2006 or during the year ended December 30, 2005. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

                                                                 Weighted
                                                                  Average
                                                                 Exercise    Aggregate
                                                                    Price    Intrinsic
                                                     Shares    (Per Share)       Value
                                                     ------    -----------   ---------
            Outstanding as of December 30, 2005         475       $19.31
                      Granted                            --           --
                      Exercised                          (7)      $19.65
                      Forfeited/expired                  --           --
                                                     ------       ------
            Outstanding as of March 31, 2006            468       $19.31       $1,334
            Exercisable at March 31, 2006               313       $20.05       $  668

      As of March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.8 years.

      During the three months ended March 31, 2006, cash received from stock options exercised was $0.1 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was less than $0.1 million. There were no stock options exercised during the three months ended April 1, 2005. The tax deduction realized from stock options exercised was less than $0.1 million for the three months ended March 31, 2006. SFAS No. 123R requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there were no such benefits recorded during the three months ended March 31, 2006 due to the minimal amount of stock options exercised during the period. Prior to adopting SFAS No. 123R, we presented these benefits in the operating section of the consolidated statements of cash flow.

      No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 31, 2006.

                        Technitrol, Inc. and Subsidiaries

(8)   Accounting for stock-based compensation, continued

      If the compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net income and earnings per basic and diluted share for the three months ended April 1, 2005 would have been as follows (in thousands, except per share amounts):

                                                                                April 1,
                                                                                    2005
                                                                                    ----
            Net earnings, as reported                                            $ 5,109
            Add: Stock-based compensation expense included in reported,
                 net income, net of taxes                                            544
            Deduct: Total stock-based compensation expense determined
                 under fair value based method for all awards, net of taxes         (715)
                                                                                 -------
            Net earnings, adjusted                                               $ 4,938

            Basic and diluted earnings - as reported                             $  0.13
            Basic and diluted earnings - adjusted                                $  0.12

(9)   Pension

      In the three months ended March 31, 2006 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.4 million in the three months ended March 31, 2006 and April 1, 2005, and is expected to be approximately $1.5 million for the full fiscal year in 2006.

(10)  Discontinued operations

      In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. During the second quarter of 2005, we realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During the year ended December 30, 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. We also realized a $1.1 million pension curtailment gain as a result of the reduced estimated future service period of the severed personnel. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the consolidated statements of operations for all periods presented. Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

                                                      Three Months Ended
                                                    March 31,      April 1,
                                                         2006          2005
                                                         ----          ----
            Net sales                                 $    --       $ 5,472
            (Loss) before income taxes                   (120)         (523)

The net book value of the land and building was approximately $1.4 million at March 31, 2006. These assets are included in other current assets on the consolidated balance sheets as the assets are held for sale.

                        Technitrol, Inc. and Subsidiaries

(11)  Goodwill and other intangibles, net

      The changes in the carrying amounts of goodwill for the three months ended March 31, 2006 was as follows (in thousands):

            Balance at December 30, 2005                        $142,881

            Goodwill acquired during the period                   39,674
            Purchase price allocation and other adjustment           306
            Currency translation adjustment                          730
                                                                --------

            Balance at March 31, 2006                           $183,591
                                                                ========

      The majority of our goodwill and other intangibles relate to our Pulse segment.

      Other intangible assets were as follows (in thousands):

                                                                                   March 31,       December 30,
                                                                                       2006                2005
                                                                                   ---------       ------------
            Intangible assets subject to amortization (definite lives):
                Technology                                                         $  8,630           $  8,600
                Customer relationships                                               17,449             17,092
                Other                                                                 1,590              1,590
                                                                                   --------           --------
                   Total                                                           $ 27,669           $ 27,282

            Accumulated amortization:
                Technology                                                         $ (6,041)          $ (5,939)
                Customer relationships                                               (1,540)            (1,012)
                Other                                                                  (694)              (327)
                                                                                   --------           --------
                   Total                                                           $ (8,275)          $ (7,278)
                                                                                   --------           --------

                    Net tangible assets subject to amortization                    $ 19,394           $ 20,004

            Intangible assets not subject to amortization (indefinite lives):
                 Tradename                                                         $ 11,644           $ 11,644
                                                                                   --------           --------

                 Other intangibles, net                                            $ 31,038           $ 31,648
                                                                                   ========           ========

      Amortization expense was $1.0 million and $0.5 million for the three months ended March 31, 2006 and April 1, 2005, respectively. Exclusive of ERA, which was acquired on January 4, 2006, for which the final purchase price allocation has not been completed, estimated annual amortization expense for each of the next five years is as follows (in thousands):

                  Year Ending

                   2007                  2,853
                   2008                  2,782
                   2009                  2,204
                   2010                  1,858
                   2011                  1,670

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" section of this report on page 27 through 33.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

      Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take in to account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

      Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Our gross margin is also significantly affected by capacity utilization, particularly in higher fixed-cost operations in AMI Doduco and Pulse's consumer, antenna and automotive divisions. AMI Doduco's gross margin is also affected by the price of precious and non-precious metals that are passed through to customers at nominal margins. Pulse's markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse's changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse's operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco's products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco's revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco, and Pulse's consumer, antenna and automotive divisions are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

      Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. We acquired a controlling interest in Full Rise Electronic Co., Ltd. ("FRE") in late 2004. FRE is based in the Republic of China (Taiwan) and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK Products Oy ("LK") was acquired in September 2005 for approximately $88.3 million, net of cash acquired. LK is based in Kempele, Finland, and is a leading producer of internal antennas and integrated modules for mobile communications and information devices. The purchase agreement includes a revenue-based earn-out provision whereby we will pay the seller one euro for each euro of revenue in excess of 85.0 million euro achieved by LK during the twelve months ended May 31, 2006. ERA Group ("ERA") was acquired in January 2006 for approximately $53.8 million, net of cash acquired. ERA is based in Herrenberg, Germany and is a leading producer of electronic coils and transformers primarily for the European automotive market.

      Divestiture. In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco's bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

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

      Cost Reduction Programs. Our manufacturing model for Pulse's legacy business has a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. The Pulse consumer, antenna and automotive divisions, however, are capital intensive and therefore more sensitive to volume changes. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco's capacity with current market demand.

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

      Thus far in 2006, we accrued $0.9 million for the termination and plant shutdown costs resulting from the transfer of production operations at Pulse's facilities in Turkey to China and termination and plant shutdown costs resulting from the transfer of production operations at AMI Doduco's facility in Italy to Spain.

      International Operations. As of March 31, 2006, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years have been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco's European and Pulse's consumer, antenna and automotive division sales are denominated primarily in euro, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in Pulse's consumer, antenna and automotive divisions and AMI Doduco's European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. Our Euro-denominated operations may incur foreign currency gains or losses as euro-denominated transactions are remeasured to U.S. dollars for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

      In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of March 31, 2006, we had one foreign currency forward contract outstanding to sell forward approximately 51.4 million euros in order to hedge intercompany loans.

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

      Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey, Tunisia and the People's Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the fourth quarter of 2005, net of a charge of $7.3 million as income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

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

Results of Operations

      Three months ended March 31, 2006 compared to the three months ended April 1, 2005

      Net Sales. Net sales for the three months ended March 31, 2006 increased $79.7 million, or 56.4%, to $221.1 million from $141.4 million in the three months ended April 1, 2005. Our sales increase from the comparable period in prior year was primarily attributable to the consolidation of LK's, which we refer to as the antenna division, and ERA's, which we refer to as the automotive division, net sales with Pulse's net sales beginning in September 2005 and January 2006, respectively, increased demand in Pulse's networking, telecommunications, power conversion and military/aerospace divisions and higher pass-through costs for silver and other metals at AMI Doduco, which were partially offset by weakness in Pulse's consumer division.

      Pulse's net sales increased $68.6 million, or 90.7%, to $144.2 million for the three months ended March 31, 2006 from $75.6 million in the three months ended April 1, 2005. This increase was primarily attributable to the consolidation of the antenna and automotive division's net sales with Pulse's net sales beginning on in September 2005 and January, 2006, respectively. Net sales in Pulse's legacy business (networking, telecommunications, power conversion and military/aerospace) were stronger in the current period than in the prior year period, while Pulse's consumer division experienced continued weakness.

      AMI Doduco's net sales increased $11.1 million, or 16.9 %, to $76.9 million for the three months ended March 31, 2006 from $65.8 million in the three months ended April 1, 2005. Sales in the 2006 period compared to the 2005 period reflect higher pass-through costs for silver and other metals and increased global demand.

      Cost of Sales. As a result of higher sales, our cost of sales increased $62.5 million, or 58.2%, to $169.9 million for the three months ended March 31, 2006 from $107.4 million for the three months ended April 1, 2005. Our consolidated gross margin for the three months ended March 31, 2006 was 23.1% compared to 24.0% for the three months ended April 1, 2005. Our consolidated gross margin in 2006 was impacted by the addition of Pulse's automotive division, whose operations are pending integration with Pulse, and unabsorbed capacity in the Pulse consumer division partially offset by improved capacity utilization at AMI Doduco.

      Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2006 increased $9.5 million, or 37.1%, to $35.1 million, or 15.9 % of net sales, from $25.6 million, or 18.1% of net sales for the three months ended April 1, 2005. Increased spending was a result of the inclusion of the Pulse antenna and automotive division's expenses in the 2006 period and higher incentive compensation expense. Partially offsetting these expenses were the favorable impact of restructuring actions that we took over the last year to reduce costs.

      Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 31, 2006 and April 1, 2005 respectively, RD&E by segment was as follows (in thousands):

                                         2006         2005
                                         ----         ----
      Pulse                            $8,185       $4,780
      Percentage of segment sales         5.7%         6.3%

      AMI Doduco                       $1,232       $1,183
      Percentage of segment sales         1.6%         1.8%

      Higher RD&E spending in 2006 over the comparable period in 2005 is a result of the inclusion of Pulse antenna division spending since September 2005 and Pulse automotive division spending since January 2006. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

      Severance and Asset Impairment Expense. Severance and asset impairment expense was $0.9 for the three months ended March 31, 2006 and April 1, 2005.

      Interest. Net interest expense was $0.7 million for the three months ended March 31, 2006 compared to net interest income of $ 0.2 million for the three months ended April 1, 2005. The increase in net interest expense is primarily a result of interest charges on borrowings from our multi-currency credit facility and a lower average balance of invested cash in 2006 over the comparable period in 2005. Additionally, a result of increasing silver pricing and silver leasing costs, silver leasing fees were $0.2 million higher in 2006 over the comparable period in 2005.

      Other. Other income (expense) was $0.5 million for the three months ended March 31, 2006 versus $(0.4) million for the three months ended April 1, 2005.

      Income Taxes. The effective income tax rate for the three months ended March 31, 2006 was 18.6% compared to 21.7% for the three months ended April 1, 2005. The reduction in the effective income tax rate is a result of an increase in pre-tax earnings in low tax jurisdictions in 2006 as compared to the comparable period in 2005.

Liquidity and Capital Resources

      Working capital as of March 31, 2006 was $165.4 million compared to $209.8 million as of December 30, 2005, a decrease of $44.4 million. Cash and cash equivalents, which is included in working capital, decreased from $173.7 million as of December 30, 2005 to $65.8 million as of March 31, 2006, a decrease of $107.9 million. This decrease in cash related primarily to cash used in the acquisition of Pulse's automotive division in January 2006, changes in the working capital of Pulse's automotive division subsequent to the acquisition date and the repayment of approximately $50.0 million of debt. At each balance sheet date, components of working capital will be affected by various items such as operating activities, foreign exchange rate changes, and acquisitions.

      Net cash used in operating activities was $1.1 million for the three months ended March 31, 2006 as compared to $15.1 million of net cash provided by operating activities in the comparable period of 2005, a decrease of $16.2 million. This decrease is primarily attributable to working capital changes of $22.1 million during the three months ended March 31, 2006, as compared to the three months ended April 1, 2005, and is a result of increases in accounts receivable and inventory which were not fully offset by increases in accounts payable. The increase in accounts receivable partially reflects the increased price of precious metals not yet collected from AMI Doduco customers. However, we are attempting to offset the negative working capital increases resulting from increased silver prices by changing terms with our customers to better reflect our payment terms with our silver suppliers.

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

      Capital expenditures were $5.7 million during the three months ended March 31, 2006 and $4.0 million in the comparable period of 2005. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

      We used $3.5 million for dividend payments during the three months ended March 31, 2006 for dividends declared in 2005. On February 2, 2006, we announced a quarterly dividend of $0.0875 per common share, payable on April 21, 2006 to shareholders of record on April 7, 2006. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the second quarter of 2006. On April 28, 2006 we announced a quarterly cash dividend of $0.0875 per common share, payable on July 21, 2006 to shareholders of record on July 7, 2006. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the third quarter of 2006.

      We used $54.1 million for acquisitions during the three months ended March 31, 2006, net of cash acquired. The 2006 expenditure related primarily to our acquisition of Pulse's automotive division in January 2006. We may acquire other businesses or product lines to expand our breadth and scope of operations.

      During the third quarter of 2006, it is likely that we will have to pay 15 to 20 million euros related to our acquisition of the antenna division. This payment is a result of the previously disclosed revenue-based earnout provision whereby we will pay the seller one euro for each euro of revenue in excess of 85 euros million achieved by the antenna division during the twelve months ended May 31, 2006. This contingency was not resolved as of March 31, 2006 and therefore is not recorded on our Consolidated Balance Sheet at such date. This payment will be included as goodwill, when paid.

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

      Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of March 31, 2006.

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

      At March 31, 2006, our balance sheet includes $3.6 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE's financial statements. FRE has a total credit limit of approximately $6.3 million in U.S. dollar equivalents as of March 31, 2006. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE or assumed any responsibility for the current or future indebtedness of FRE.

      We had three standby letters of credit outstanding at March 31, 2006 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

      We had commercial commitments outstanding at March 31, 2006 of approximately $127.1 million due under precious metal consignment-type leases. This represents an increase of $39.3 million from the $87.8 million outstanding as of December 30, 2005 and is primarily attributable to higher average silver prices at March 31, 2006.

      We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or equity offerings for acquisitions of suitable businesses or assets.

      All retained earnings are free from legal or contractual restrictions as of March 31, 2006, with the exception of approximately $16.2 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $16.2 million is $1.8 million of retained earnings of FRE of which we own 57%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the fourth quarter of 2005, net of $7.3 million as income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 30, 2005.

Item 4: Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in these controls or procedures that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of LK Products Oy on September 8, 2005 and we are still in the process of evaluating internal control over financial reporting at LK Products Oy. In addition, in January 2006, we acquired all of the capital stock of ERA Group ("ERA"), headquartered in Herrenberg, Germany, and we are still in the process of evaluating internal control over financial reporting at ERA Group. Accordingly, we have not included LK Products Oy and ERA Group in our evaluation of internal control over financial reporting for the quarter ended March 31, 2006.

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

Item 1a   Risk Factors

               Risk Factors are on page 27.

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

Item 1a: Risk Factors

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

      In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contained a series of provisions, several of which were pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the fourth quarter of 2005, net of $7.3 million as income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 ("APB 23"), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

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

10.10(1) Letter Agreement between Technitrol, Inc. and James M. Papada, III dated December 16, 2005 (incorporated by reference to Exhibit 10.10
            (1) to our Form 10-K for the year ended December 31, 2005).

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

10.15 Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

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

10.17(1) First Amendment and Agreement dated March 24, 2006 among Bank of America, N.A., Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(1) to our Form 8-K dated March 28,
            2006).

10.17(2) Second Amendment and Agreement dated May 4, 2006 among Bank of America, N.A., Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(2) to our Form 8-K dated May 4,
            2006).

10.18 Fee Consignment and/or Purchase of Silver Agreement dated April 7, 2006 among The Bank of Nova Scotia, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18 to our Form 8-K dated April 7, 2006).

10.19 Consignment Agreement dated September 24, 2005 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 8-K dated March 28, 2006.

10.20 Unlimited Guaranty dated December 16, 1996 by Technitrol, Inc. in favor of Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.20 to our Form 10-Q for the three months ended October 1, 2004.

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

10.25 CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-K for the year ended December 31, 2005).

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

                          Technitrol, Inc.
                          ------------------------------------------------------
                          (Registrant)


May 9, 2006               /s/ Drew A. Moyer
---------------           ------------------------------------------------------
(Date)                    Drew A. Moyer
                          Senior Vice President and Chief Financial Officer
                          (duly authorized officer, principal financial officer)