Form 10-Q
period 2006-06-30
TECHNITROL INC
filed 2006-08-08
CIK 96763

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended June 30, 2006, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission File No. 1-5375

TECHNITROL, INC.

(Exact name of registrant as specified in its Charter)

PENNSYLVANIA	23-1292472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1210 Northbrook Drive, Suite 470
Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	215-355-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 4, 2006: 40,592,564

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands

	June 30,	December 30,
Assets	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$81,809	$173,664
Trade receivables, net	170,755	136,115
Inventories	93,852	73,598
Prepaid expenses and other current assets	26,303	20,174
Total current assets	372,719	403,551

Property, plant and equipment	244,908	212,390
Less accumulated depreciation	131,141	119,492
Net property, plant and equipment	113,767	92,898
Deferred income taxes	15,984	13,079
Goodwill	207,576	142,881
Other intangibles, net	37,445	31,648
Other assets	2,258	2,245
	$749,749	$686,302

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$141	$50,795
Short-term debt	3,908	3,219
Accounts payable	97,933	67,929
Accrued expenses	114,255	71,767
Total current liabilities	216,237	193,710

Long-term liabilities:
Long-term debt, excluding current installments	39,347	32,697
Deferred income taxes	18,128	13,925
Other long-term liabilities	12,965	14,680

Minority interest	14,099	12,626

Shareholders’ equity:
Common stock and additional paid-in capital	215,867	215,560
Retained earnings	220,193	200,108
Deferred compensation	—	(1,234)
Other comprehensive income	12,913	4,230
Total shareholders’ equity	448,973	418,664
	$749,749	$686,302

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$239,238	$143,305	$460,331	$284,696
Costs and expenses:
Cost of sales	182,830	110,766	352,730	218,188
Selling, general and administrative expenses	34,265	26,512	69,352	52,114
Severance and asset impairment expense	2,946	48,261	3,811	49,203
Total costs and expenses applicable to sales	220,041	185,539	425,893	319,505
Operating profit (loss)	19,197	(42,234)	34,438	(34,809)
Other (expense) income:
Interest (expense) income, net	(1,774)	541	(2,461)	781
Other income (expense)	2,701	(471)	3,195	(891)
Total other (expense) income	927	70	734	(110)
Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	20,124	(42,164)	35,172	(34,919)
Income taxes	3,621	899	6,414	2,474
Minority interest expense	1,267	497	1,555	718
Net earnings (loss) from continuing operations before cumulative effect of accounting change	$15,236	$(43,560)	$27,203	$(38,111)
Cumulative effect of accounting change, net of taxes	—	—	75	—
Net (loss) earnings from discontinued operations, net of taxes	(14)	646	(92)	306
Net earnings (loss)	$15,222	$(42,914)	$27,186	$(37,805)

Basic and diluted earnings (loss) per share from continuing operations	$0.38	$(1.08)	$0.67	$(0.95)
Cumulative effect of accounting change	$—	$—	$0.00	$—
Basic and diluted (loss) earnings per share from discontinued operations	$(0.00)	$0.02	$(0.00)	$0.01
Basic and diluted earnings (loss) per share	$0.38	$(1.06)	$0.67	$(0.94)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net earnings (loss)	$27,186	$(37,805)
Loss (earnings) from discontinued operations, net of taxes	92	(306)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	(75)	—
Depreciation and amortization	16,629	10,948
Tax effect of employee stock compensation	—	98
Stock compensation expenses	1,453	1,729
Minority interest in net earnings of consolidated subsidiary	1,555	718
Severance and asset impairment expense, net of cash payments	530	47,060
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22,214)	(4,645)
Inventories	(5,980)	1,890
Prepaid expenses and other current assets	(3,052)	3,188
Accounts payable and accrued expenses	19,134	(81)
Other, net	(5,802)	3,059
Net cash provided by operating activities	29,456	25,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	(52,987)	(1,240)
Proceeds from sale of business	—	6,724
Capital expenditures	(11,051)	(8,204)
Proceeds from sale of property, plant and equipment	932	975
Foreign currency impact on intercompany lending	(5,483)	8,501
Net cash (used in) provided by investing activities	(68,589)	6,756
Cash flows from financing activities:
Principal payments of short-term debt, net	(308)	(1,982)
Principal payments of long-term debt, net	(45,182)	(90)
Dividends paid	(7,095)	(3,541)
Exercise of stock options	558	—
Net cash (used in) financing activities	(52,027)	(5,613)
Net effect of exchange rate changes on cash	(603)	(2,066)
Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(92)	1,229
Net (decrease) increase in cash and cash equivalents from discontinued operations	(92)	1,229
Net (decrease) increase in cash and cash equivalents	(91,855)	26,159
Cash and cash equivalents at beginning of period	173,664	155,952
Cash and cash equivalents at end of period	$81,809	$182,111

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2006

(Unaudited)

In thousands

				Other
	Common stock and paid-in capital		Retained earnings	Deferred compen- sation	Accumu- lated other compre- hensive income	Compre- hensive income
	Shares	Amount
Balance at December 30, 2005	40,529	$215,560	$200,108	$(1,234)	$4,230
Stock options, awards and related compensation	25	426	—	—	—
Currency translation adjustments	—	—	—	—	3,549	$3,549
Unrealized holding gains on securities	—	—	—	—	8	8
Reclassification due to change in accounting principle	—	(1,234)	—	1,234	—
Net earnings	—	—	11,964	—	—	11,964
Comprehensive income						$15,521
Dividends declared ($0.0875 per share)	—	—	(3,549)	—	—
Balance at March 31, 2006	40,554	$214,752	$208,523	$—	$7,787
Stock options, awards and related compensation	27	1,115	—	—	—
Currency translation adjustments	—	—	—	—	5,126	$5,126
Net earnings	—	—	15,222	—	—	15,222
Comprehensive income						$20,348
Dividends declared ($0.0875 per share)	—	—	(3,552)	—	—
Balance at June 30, 2006	40,581	$215,867	$220,193	$—	$12,913

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol’s Form 10-K filed for the year ended December 30, 2005. We sometimes refer to Technitrol as “we” or “our”.

The results for the three and six months ended June 30, 2006 and July 1, 2005 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance, asset impairment expenses and accelerated depreciation, all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of annual results.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS 123(R) became effective at the beginning of our fiscal 2006. Adoption of this standard resulted in $0.1 million of income recognized as a cumulative effect of accounting change in the six months ended June 30, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.

In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, (“FIN 48“), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We are required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(2)	Acquisitions

ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group (“ERA”), headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produces advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of Pulse’s automotive division. The purchase price was approximately $52.5 million, net of cash acquired of $2.0 million, and including acquisition costs of approximately $0.6 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The preliminary fair value of the net tangible assets acquired approximated $14.5 million. In addition to the fair value of net tangible assets acquired, preliminary purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $34.7 million allocated to goodwill. Each of the definite-lived intangibles is being amortized, using lives of 5 years for intellectual property and customer relationships. These fair values are preliminary and subject to adjustment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$30.1
Property, plant and equipment	21.3
Identifiable intangibles	5.3
Goodwill	34.7
Total assets acquired	$91.4

Current liabilities	$36.9
Total liabilities assumed	$36.9

Net assets acquired	$54.5

For the twelve months ended December 29, 2006, we expect that ERA will generate revenues of approximately $90 million.

LK Products OY: On September 8, 2005, we acquired all of the capital stock of LK Products OY (“LK”), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK’s operations have been included in our consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and is the foundation of Pulse’s antenna division. The purchase price was approximately $111.4 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.5 million and consideration resulting from the earn-out provision noted below. The initial purchase price was funded with cash on hand. The preliminary fair value of the net tangible assets acquired approximated $17.2 million. In addition to the fair value of assets acquired, preliminary purchase price allocations included $15.7 million for customer relationships, $7.3 million for trademarks, $1.4 million for technology and $70.2 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being amortized, using lives of 5 years for technology and 10 years for customer relationships. We consider the trademark intangible to have an indefinite life, and therefore, it is not being amortized. These fair values are preliminary and subject to adjustment. The purchase agreement also includes an earn-out provision which will result in us paying between 16.0 million euros and 17.0 million euros, net of a receivable from the seller, in the third quarter of 2006. This payment was accrued for in the second quarter of 2006. The antenna division is treated as a separate reporting unit for purposes of SFAS 142.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(2)	Acquisitions, continued

Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. In April 2001, we made a minority investment in the common stock of FRE, which was accounted for by the cost-basis method of accounting. On July 27, 2002, we made an additional investment in FRE of $6.7 million which increased the total investment to $20.9 million. As a result of the increased ownership percentage to approximately 29%, we began to account for the investment under the equity method of accounting beginning in the six months ended September 27, 2002. Shares of FRE began trading on the Taiwan Stock Exchange in January 2003, and they experienced considerable price volatility. In December 2003, we recorded an $8.7 million net loss to adjust our original cost basis of the investment to market value. In July 2004, we purchased an additional 9.0 million shares of common stock in FRE for $10.5 million. On September 13, 2004, we acquired an additional 2.4 million shares of common stock in FRE for $2.5 million, bringing our ownership percentage up to 51%. Accordingly, FRE’s operating results were consolidated with our own beginning September 13, 2004. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority interest due to the minority shareholders. During 2005, we acquired an additional 2.8 million shares of common stock in FRE for $2.0 million, bringing our ownership percentage up to 57%. In the second quarter of 2006, our ownership percentage increased to 58% with a purchase of 0.2 million shares of common stock in FRE for $0.1 million. Additional purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 13, 2004. The fair value of the net tangible assets acquired through September 13, 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $10.7 million of goodwill. All of the separately identifiable intangibles are being amortized, using lives of 4 years for technology and customer relationships.

(3)	Severance and asset impairment expense

In the six months ended June 30, 2006, we accrued $3.8 million for a number of actions to further streamline operations at Pulse and AMI Doduco. These include severance and related payments comprised of $2.1 million related to Pulse’s termination of manufacturing and support personnel at facilities in Italy and Turkey, $1.0 million related to AMI Doduco’s closure of facilities in Italy and France, $0.2 million for termination of support personnel at Pulse’s facility in Finland, $0.3 million related to Pulse’s facility closure costs in the United Kingdom and $0.2 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by December 29, 2006, except for remaining lease or severance payments to be made over a specified term.

Our severance and asset impairment charges are summarized on a year-to-date basis for 2006 as follows (in millions):

	AMI Doduco	Pulse	Total
Balance accrued at December 30, 2005	$1.6	$1.6	$3.2
Accrued during the six months ended June 30, 2006	1.1	2.7	3.8
Severance and other cash payments	(1.6)	(1.7)	(3.3)
Non-cash asset disposals	(0.4)	(0.3)	(0.7)
Balance accrued at June 30, 2006	$0.7	$2.3	$3.0

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(4)	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 30,
	2006	2005
Finished goods	$32,702	$29,113
Work in process	23,596	19,130
Raw materials and supplies	37,554	25,355
	$93,852	$73,598

(5)	Derivatives and other financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

At June 30, 2006, we had one foreign exchange forward contract outstanding to sell forward approximately 52.1 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at June 30, 2006. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)	Earnings per share

Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted shares) during the period. We had unvested restricted shares outstanding of approximately 184,000 and 226,000 as of June 30, 2006 and July 1, 2005, respectively. For calculating diluted earnings per share, common share equivalents and unvested restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. There were approximately 126,000 and 105,000 common share equivalents for the three and six months ended June 30, 2006, respectively. For the six months ended July 1, 2005, such equivalents would have been anti-dilutive due to the net loss. There were approximately 445,000 stock options outstanding as of June 30, 2006 and approximately 516,000 as of July 1, 2005.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(6)	Earnings per share, continued

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three months Ended		Six months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net earnings (loss) from continuing operations	$15,236	$(43,560)	$27,203		$(38,111)
Cumulative effect of accounting change	—	—	75		—
Net (loss) earnings from discontinued operations	(14)	646	(92)		306
Net earnings (loss)	$15,222	$(42,914)	$27,186		$(37,805)

Basic earnings (loss) per share:
Shares	40,361	40,296	40,343		40,270
Continuing operations	$0.38	$(1.08)	$0.67		$(0.95)
Cumulative effect of accounting change	—	—	0.00		—
Discontinued operations	(0.00)	0.02	(0.00)		0.01
Per share amount	$0.38	$(1.06)	$0.67		$(0.94)

Diluted earnings (loss) per share:
Shares	40,508	40,296	40,460		40,270
Continuing operations	$0.38	$(1.08)	$0.67		$(0.95)
Cumulative effect of accounting change	—	—	0.00		—
Discontinued operations	(0.00)	0.02	(0.00)		0.01
Per share amount	$0.38	$(1.06)	$0.67	$	(0.94)

(7)	Business segment information

For the six months ended June 30, 2006 and July 1, 2005 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 30, 2005 to June 30, 2006, except for the acquisition of ERA for $54.5 million, net of $2.0 million of cash acquired and including acquisition costs and the addition of approximately $23.1 million of goodwill at LK resulting from the earn-out provision (Note 2). In addition, the basis for determining segment financial information has not changed from 2005. Specific segment data are as follows (in thousands):

	Three months Ended		Six months Ended
Net sales:	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Pulse	$155,398	$78,350	$299,567	$153,928
AMI Doduco	83,840	64,955	160,764	130,768
Total	$239,238	$143,305	$460,331	$284,696
Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change:
Pulse	$15,523	$(42,023)	$27,865	$(36,060)
AMI Doduco	3,674	(211)	6,573	1,251
Operating profit (loss)	$19,197	$(42,234)	$34,438	$(34,809)
Other expense (income), net	927	70	734	(110)
Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$20,124	$(42,164)	$35,172	$(34,919)

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation

We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the six months ended June 30, 2006 was a gain of $0.1 million, net of taxes.

The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Restricted stock	$491	$730	$1,215	$1,403
Stock options	208	163	238	326
Total stock-based compensation included in selling, general and administrative expenses	699	893	1,453	1,729
Income tax benefit	(245)	(313)	(508)	(605)
Total after-tax stock-based compensation expense	$454	$580	$945	$1,124

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)
Nonvested at December 30, 2005	209	$18.79
Granted	18	$18.70
Vested	(40)	$19.43
Forfeited/cancelled	(3)	$18.82
Nonvested at June 30, 2006	184	$18.56

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

As of June 30, 2006, there was approximately $1.0 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the six months ended June 30, 2006 or during the year ended December 30, 2005. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 30, 2005	475	$19.31
Granted	—	—
Exercised	(30)	$19.84
Forfeited/expired	—	—
Outstanding as of June 30, 2006	445	$19.28	$1,837
Exercisable at June 30, 2006	296	$20.03	$1,003

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.7 years.

During the six months ended June 30, 2006, cash received from stock options exercised was $0.6 million. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.1 million. There were no stock options exercised during the six months ended July 1, 2005. The tax deduction realized from stock options exercised was less than $0.1 million for the six months ended June 30, 2006. SFAS No. 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there were no such benefits recorded during the six months ended June 30, 2006 due to the minimal amount of stock options exercised during the period. Prior to adopting SFAS No. 123(R), we presented these benefits in the operating section of the consolidated statements of cash flow.

No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the six months ended June 30, 2006.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

If the compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123 for all awards, our pro forma net loss and loss per basic and diluted share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 1, 2005	July 1, 2005
Net loss, as reported	$(42,914)	$(37,805)
Add: Stock-based compensation expense included in reported, net income, net of taxes	580	1,124
Deduct: Total stock-based compensation expense determined under fair value based method for all awards net of taxes	(749)	(1,464)
Net loss, adjusted	$(43,083)	$(38,145)

Basic and diluted loss - as reported	$(1.06)	$(0.94)
Basic and diluted loss – adjusted	$(1.07)	$(0.95)

(9)	Pension

In the six months ended June 30, 2006, we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic pension expense for this plan was approximately $0.3 million and $0.7 million in the three and six months ended June 30, 2006 and July 1, 2005, respectively, and is expected to be approximately $1.3 million for the full fiscal year in 2006.

(10)	Discontinued operations

In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco’s bimetal and metal cladding operations. We realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During the year ended December 30, 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. We also realized a $1.1 million pension curtailment gain as a result of the reduced estimated future service period of the severed personnel. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the consolidated statements of operations for all periods presented. Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$—	$3,548	$—	$9,020
(Loss) earnings before income taxes	(21)	993	(141)	471

The net book value of the land and building was approximately $1.4 million at June 30, 2006. These assets are included in other current assets on the consolidated balance sheets as the assets are held for sale.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(11)	Goodwill and other intangibles, net

The changes in the carrying amounts of goodwill for the six months ended June 30, 2006 was as follows (in thousands):

Balance at December 30, 2005	$142,881

Goodwill acquired during the period	57,836
Purchase price allocation and other adjustments	1,761
Currency translation adjustments	5,098

Balance at June 30, 2006	$207,576

The majority of our goodwill and other intangibles relate to our Pulse segment.

Other intangible assets were as follows (in thousands):

Intangible assets subject to amortization (definite lives):	June 30, 2006	December 30, 2005
Technology	$11,086	$8,600
Customer relationships	21,519	17,092
Other	2,002	1,590
Total	$34,607	$27,282

Accumulated amortization:
Technology	$(6,537)	$(5,939)
Customer relationships	(2,428)	(1,012)
Other	(402)	(327)
Total	$(9,367)	$(7,278)

Net tangible assets subject to amortization	$25,240	$20,004

Intangible assets not subject to amortization (indefinite lives):
Tradename	$12,205	$11,644

Other intangibles, net	$37,445	$31,648

Amortization expense was $2.0 million and $1.1 million for the six months ended June 30, 2006 and July 1, 2005, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2007	3,890
2008	3,819
2009	3,241
2010	2,895
2011	1,670

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 28 through 34.

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

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take in to account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

We operate our business in two distinct segments:

•	Pulse, which manufactures electronic components, and
•	AMI Doduco, which manufactures electrical contact products.

General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Additionally, our gross margin is affected by our acquisitions, such as LK Products Oy (“LK”) which, together with certain assets that we acquired with FRE, we refer to as the antenna division, and ERA Group (“ERA”), whose automotive coils we include in the automotive division. Our gross margin is also significantly affected by capacity utilization, particularly in higher fixed-cost operations in AMI Doduco and Pulse’s consumer, antenna and automotive divisions. AMI Doduco’s, and to a lesser extent Pulse’s, gross margin is also affected by the price of precious and non-precious metals that are passed through to customers at nominal margins. Pulse’s markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year.

Therefore, Pulse’s changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse’s operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco’s products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco’s revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco, and Pulse’s consumer, antenna and automotive divisions are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. We acquired a controlling interest in Full Rise Electronic Co., Ltd. (“FRE”) in late 2004. FRE is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK was acquired in September 2005 for approximately $111.4 million, net of cash acquired and including acquisition costs and the consideration resulting from the earn-out provision noted below. LK is based in Kempele, Finland, and is a producer of internal antennas and integrated modules for mobile communications and information devices. The LK purchase agreement includes an earn-out provision which will result in us paying between 16.0 million euros and 17.0 million euros, net of a receivable from the seller, in the third quarter of 2006. ERA was acquired in January 2006 for approximately $52.5 million, net of cash acquired and including acquisition costs. ERA is based in Herrenberg, Germany and is a leading producer of electronic coils and transformers primarily for the European automotive, heating/ ventilation/air conditioning and appliance markets. We will also continue to pursue additional growth opportunities.

Divestiture. In the second quarter of 2005, we received approximately $6.7 million for the sale of AMI Doduco’s bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

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

Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. We use economic profit, which we define as operating profit after tax, less our cost of capital. Revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue are also among these factors. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover and cash conversion efficiency. The continued success of our business is largely dependent on meeting and exceeding our customers’ expectations. Therefore, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

Cost Reduction Programs. Our manufacturing model for certain large divisions of Pulse’s business have a very high variable cost component due to the labor-intensity of many processes, which allows us to quickly change our capacity based on market demand. The Pulse consumer, antenna and automotive divisions, however, are capital intensive and therefore more sensitive to volume changes. AMI Doduco has a higher fixed cost component of manufacturing activity than Pulse, as it is more capital intensive. Therefore, AMI Doduco is unable to expand or contract its capacity as quickly as Pulse in response to market demand, although significant actions have been taken to align AMI Doduco’s capacity with current market demand.

As a result of our focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenue and unit demand. We have implemented a succession of cost reduction initiatives and programs. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment.

During 2005, we accrued $7.0 million to streamline operations at Pulse and AMI Doduco. We also recorded a $46.0 million impairment charge for Pulse’s consumer division.

In the six months ended June 30, 2006, we accrued $3.8 million for the termination and plant shutdown costs resulting from the transfer of production operations at Pulse’s facilities in Turkey to China, termination and plant shutdown costs resulting from the transfer of production operations at AMI Doduco’s facility in Italy to Spain and termination and plant shutdown costs at various other locations.

In the six months ended June 30, 2006, we recorded approximately $2.4 million of accelerated depreciation as cost of sales as a result of the shutdown of Pulse’s consumer division operations in Turkey.

International Operations. As of June 30, 2006, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years have been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco’s European and Pulse’s consumer, antenna and automotive division sales are denominated primarily in euro, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in Pulse’s consumer, antenna and automotive divisions and AMI Doduco’s European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of June 30, 2006, we had one foreign currency forward contract outstanding to sell forward approximately 52.1 million euros in order to hedge intercompany loans.

Precious Metals. AMI Doduco uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. AMI Doduco’s terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals.

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

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Izmir, Turkey, Tunisia and the People’s Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the fourth quarter of 2005, net of a charge of $7.3 million as income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (“APB 23”), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. As of June 30, 2006, the remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings as per APB No. 23. Such earnings may include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

Three months ended June 30, 2006 compared to the three months ended July 1, 2005

Net Sales. Net sales for the three months ended June 30, 2006 increased $95.9 million, or 66.9%, to $239.2 million from $143.3 million in the three months ended July 1, 2005. Our sales increase from the comparable period in the prior year was primarily attributable to the addition of Pulse’s antenna and automotive divisions beginning in September 2005 and January 2006, respectively, strong global demand in Pulse’s networking, telecommunications and power conversion divisions and higher pass-through costs for silver and other metals at AMI Doduco.

Pulse’s net sales increased $77.0 million, or 98.2%, to $155.4 million for the three months ended June 30, 2006 from $78.4 million in the three months ended July 1, 2005. This increase was primarily attributable to the factors set forth in the prior paragraph.

AMI Doduco’s net sales increased $18.8 million, or 28.9%, to $83.8 million for the three months ended June 30, 2006 from $65.0 million in the three months ended July 1, 2005. Sales in the 2006 period compared to the 2005 period reflect higher pass-through costs for silver and other metals and increased global demand.

Cost of Sales. As a result of higher sales and higher pass-through costs for silver and other metals, our cost of sales increased $72.0 million, or 65.0%, to $182.8 million for the three months ended June 30, 2006 from $110.8 million for the three months ended July 1, 2005. Our consolidated gross margin for the three months ended June 30, 2006 was 23.6% compared to 22.7% for the three months ended July 1, 2005. Our consolidated gross margin in 2006 was favorably impacted by higher capacity utilization at Pulse and the ongoing integration of Pulse’s automotive division which were partially offset by the impact of accelerated depreciation at the Pulse consumer division. In the second quarter of 2006, we recorded approximately $2.4 million of accelerated equipment depreciation as cost of sales in conjunction with our plan to close Pulse’s consumer division operations in Turkey.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 2006 increased $7.8 million, or 29.4%, to $34.3 million, or 14.3% of net sales, from $26.5 million, or 18.5% of net sales for the three months ended July 1, 2005. Increased spending was a result of the inclusion of the Pulse antenna and automotive divisions’ expenses in the 2006 period, higher incentive compensation expense and increased intangible amortization expense. Also, the restructuring actions that we took over the last year to reduce costs and generally favorable spending in the face of significant revenue increases contributed to the deleveraging of operating expenses.

We refer to research, development and engineering expenses as RD&E and include these costs in selling, general and administrative expenses. For the three months ended June 30, 2006 and July 1, 2005 respectively, RD&E by segment was as follows (in thousands):

	2006	2005
Pulse	$7,927	$4,728
Percentage of segment sales	5.1%	6.0%

AMI Doduco	$1,094	$1,023
Percentage of segment sales	1.3%	1.6%

Higher RD&E spending in 2006 over the comparable period in 2005 is a result of the inclusion of Pulse antenna and automotive divisions’ spending since their acquisition dates. As a percentage of sales, RD&E spending was lower for both segments in 2006 than in 2005. Sales increased more rapidly than RD&E spending due to strong end-user demand in both segments and the inclusion of higher silver and base metal pass-through costs at AMI Doduco in 2006. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

Severance and Asset Impairment Expense. Severance and asset impairment expense was $2.9 million for the three months ended June 30, 2006 as compared to $48.3 million for the three months ended July 1, 2005. The decrease is primarily due to the $46.0 million asset impairment charge in the Pulse consumer division during the 2005 period.

Interest. Net interest expense was $1.8 million for the three months ended June 30, 2006 compared to net interest income of $0.5 million for the three months ended July 1, 2005. The increase in net interest expense in 2006 is a result of interest charges on borrowings from our multi-currency credit facility, a lower average balance of invested cash in 2006 over the comparable period in 2005 and increasing precious metal leasing costs.

Other. Other income (expense) was $2.7 million of income for the three months ended June 30, 2006 versus $0.5 million of expense for the three months ended July 1, 2005. The increase in income is attributed to foreign exchange gains during 2006 as compared to foreign exchange losses in 2005.

Income Taxes. The effective income tax rate for the three months ended June 30, 2006 was 18.0% compared to (2.1%) for the three months ended July 1, 2005. The tax rate in 2005 was primarily impacted by the non-deductibility of the Pulse consumer division impairment charge of approximately $46.0 million. The effective rate in the 2005 period without the impairment charge was 29.2%. The reduction in the effective income tax rate, absent the impairment charge, is a result of an increase in pretax earnings in low tax jurisdictions in 2006 as compared to the same period in 2005.

Six months ended June 30, 2006 compared to the six months ended July 1, 2005

Net Sales. Net sales for the six months ended June 30, 2006 increased $175.6 million, or 61.7%, to $460.3 million from $284.7 million in the six months ended July 1, 2005. Our sales increase from the comparable period in prior year was primarily attributable to the addition of Pulse’s antenna and automotive divisions’ net sales beginning in September 2005 and January 2006, respectively, strong global demand across all of Pulse’s businesses except the consumer division and higher pass-through costs for silver and other metals at AMI Doduco.

Pulse’s net sales increased $145.7 million, or 94.7%, to $299.6 million for the six months ended June 30, 2006 from $153.9 million in the six months ended July 1, 2005. This increase was primarily attributable to factors set forth in the prior paragraph.

AMI Doduco’s net sales increased $30.0 million, or 22.9%, to $160.8 million for the six months ended June 30, 2006 from $130.8 million in the six months ended July 1, 2005. Sales in the 2006 period compared to the 2005 period reflect higher pass-through costs for silver and other metals and increased global demand.

Cost of Sales. As a result of higher sales, our cost of sales increased $134.5 million, or 61.6%, to $352.7 million for the six months ended June 30, 2006 from $218.2 million for the six months ended July 1, 2005. Our consolidated gross margin for the six months ended June 30, 2006 was 23.4% compared to 23.4% for the six months ended July 1, 2005.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 2006 increased $17.3 million, or 33.2%, to $69.4 million, or 15.1% of net sales, from $52.1 million, or 18.3% of net sales for the six months ended July 1, 2005. Increased spending was a result of the inclusion of the Pulse antenna and automotive division’s expenses in the 2006 period and higher incentive compensation expense. Additionally, the restructuring actions that we took over the last year to reduce costs and generally favorable spending in the face of significant revenue increases contributed to the deleveraging of operating expenses.

We refer to research, development and engineering expenses as RD&E and include these costs in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 30, 2006 and July 1, 2005 respectively, RD&E by segment was as follows (in thousands):

	2006	2005
Pulse	$16,112	$9,508
Percentage of segment sales	5.4%	6.2%

AMI Doduco	$2,325	$2,177
Percentage of segment sales	1.4%	1.7%

Higher RD&E spending in 2006 over the comparable period in 2005 is a result of the inclusion of Pulse antenna and automotive divisions’ spending since their acquisition dates. As a percentage of sales, RD&E spending was lower for both segments in 2006 than in 2005. Sales increased more rapidly than RD&E spending due to strong end-user demand in both segments and the inclusion of higher silver and base metal pass-through costs at AMI Doduco in 2006. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

Severance and Asset Impairment Expense. Severance and asset impairment expense was $3.8 million for the six months ended June 30, 2006 and $49.2 million for the six months ended July 1, 2005. The decrease is primarily due to the $46.0 million asset impairment charge in Pulse’s Consumer Division during the 2005 period.

Interest. Net interest expense was $2.5 million for the six months ended June 30, 2006 compared to net interest income of $0.8 million for the six months ended July 1, 2005. The increase in net interest expense in 2006 is a result of interest charges on borrowings from our multi-currency credit facility, a lower average balance of invested cash in 2006 over the comparable period in 2005 and increasing precious metal leasing costs.

Other. Other income (expense) was $3.2 million for the six months ended June 30, 2006 versus $(0.9) million for the six months ended July 1, 2005. The increase in income is primarily attributed to foreign exchange gains in 2006 as compared to foreign exchange losses in 2005.

Income Taxes. The effective income tax rate for the six months ended June 30, 2006 was 18.2% compared to (7.1)% for the six months ended July 1, 2005. The increase in the effective income tax rate is a result of an increase in pre-tax earnings in high tax jurisdictions in 2006 as compared to the comparable period in 2005. The tax rate in 2005 was primarily impacted by the non-deductibility of the Pulse consumer division impairment charge of $46.0 million. The effective rate without the impairment charge was 24.3%. The reduction in the effective rate, absent the impairment charge, is a result of an increase in pre-tax earnings in low tax jurisdictions in 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

Working capital as of June 30, 2006 was $156.5 million compared to $209.8 million as of December 30, 2005, a decrease of $53.4 million. Cash and cash equivalents, which is included in working capital, decreased from $173.7 million as of December 30, 2005 to $81.8 million as of June 30, 2006, a decrease of $91.9 million. This decrease in cash related primarily to cash used in the acquisition of Pulse’s automotive division in January 2006, increases in the working capital of Pulse’s automotive division subsequent to the acquisition date, volume-driven increases in accounts receivable and inventory which were partially offset by accounts payable and accrued expenses, the net repayment of approximately $45.5 million of debt and approximately $7.1 million of dividends. Components of working capital are affected by various items such as operating activities, foreign exchange rate changes, and acquisitions.

Net cash provided by operating activities was $29.5 million for the six months ended June 30, 2006 as compared to $25.9 million of net cash provided by operating activities in the comparable period of 2005, an increase of $3.6 million. This increase is primarily attributable to improvements in the results of operations excluding non-cash depreciation, amortization and asset impairments in 2006 compared to 2005, offset by increases in accounts receivable and inventory which were not fully offset by increases in accounts payable. The increase in accounts receivable partially reflects the increased price of precious metals not yet collected from AMI Doduco customers. However, we are attempting to offset the negative working capital increases resulting from increased silver prices by changing terms with our customers to better reflect the higher working capital requirements associated with higher metal costs in 2006.

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

Capital expenditures were $11.1 million during the six months ended June 30, 2006 and $8.2 million in the comparable period of 2005. The increase in 2006 reflects capital projects associated with growth in almost every division of Pulse, particularly the new antenna and automotive divisions. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

We used $7.1 million for dividend payments during the six months ended June 30, 2006. On February 2, 2006, we announced a quarterly dividend of $0.0875 per common share, payable on April 21, 2006 to shareholders of record on April 7, 2006. On April 28, 2006 we announced a quarterly cash dividend of $0.0875 per common share, payable on July 21, 2006 to shareholders of record on July 7, 2006. We expect to continue to pay quarterly dividends for the foreseeable future.

We used $53.0 million for acquisitions and acquisition-related expenses during the six months ended June 30, 2006, net of cash acquired. The 2006 expenditure related primarily to our acquisition of ERA in January 2006. We may acquire other businesses or product lines to expand our breadth and scope of operations.

During the third quarter of 2006, we expect to pay between 16 million euros and 17 million euros, net of a receivable from the seller, related to our acquisition of the antenna division. This payment is a result of the previously disclosed earn-out provision. This amount is included as goodwill and accrued liabilities as of June 30, 2006.

We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to, U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

—	a U.S. dollar-based swing-line loan not to exceed $20.0 million;
—	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and
—	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment as noted above.

Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of June 30, 2006.

We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.15% to 0.25% of the total commitment, depending on our debt-to-EBITDA ratio, as defined above. The interest rate for each currency’s borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.60% to 1.25%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. Each of our domestic subsidiaries with net worth equal to or greater than $10 million has guaranteed all obligations incurred under the credit facility.

We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement with Sparkasse Pforzheim, for the borrowing of approximately 5.1 million euros.

At June 30, 2006, our balance sheet includes $3.9 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE’s financial statements. FRE has a total credit limit of approximately $3.9 million in U.S. dollar equivalents as of June 30, 2006. Neither

Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE or assumed any responsibility for the current or future indebtedness of FRE.

We had three standby letters of credit outstanding at June 30, 2006 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

We had commercial commitments outstanding at June 30, 2006 of approximately $130.5 million due under precious metal consignment-type leases. This represents an increase of $42.7 million from the $87.8 million outstanding as of December 30, 2005 and is primarily attributable to higher average silver prices at June 30, 2006.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or equity offerings for acquisitions of suitable businesses or assets.

All retained earnings are free from legal or contractual restrictions as of June 30, 2006, with the exception of approximately $16.2 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $16.2 million is $1.8 million of retained earnings of FRE of which we own 58%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the fourth quarter of 2005, net of $7.3 million of income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (“APB 23”), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. As of June 30, 2006, the remaining offshore earnings, with the exception of approximately $40 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 30, 2005.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of LK Products Oy on September 8, 2005 and we are still in the process of evaluating internal control over financial reporting at LK Products Oy. In addition, in January 2006, we acquired all of the capital stock of ERA Group (“ERA”), headquartered in Herrenberg, Germany, and we are still in the process of evaluating internal control over financial reporting at ERA Group. Accordingly, we have not included LK Products Oy and ERA Group in our evaluation of internal control over financial reporting for the quarter ended June 30, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings			None

Item 1a	Risk Factors

Risk Factors are on page 28.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds			None

Item 3	Defaults Upon Senior Securities			None

Item 4

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 17, 2006 at which the following matters were submitted to a vote of the shareholders.

(a)  Messrs. Alan E. Barton, John E. Burrows, Jr. and James M. Papada III were elected to a three-year term as directors of the Company. The results of the votes were as follows:

		For	Withhold Authority
	Alan E. Barton	36,416,470	422,020
	John E. Burrows, Jr.	35,181,954	1,656,536
	James M. Papada, III	35,294,608	1,543,882

In addition, each of the following directors continued in office after the meeting:
Jeffrey A. Graves, David H. Hofmann, Dennis J. Horowitz, Edward M. Mazze and Mark Melliar-Smith. Mr. Horowtiz subsequently resigned on July 25, 2006.

Item 5	Other Information			None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 35.

Item 1a: Risk Factors

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995)

Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements reflect our current expectations of future events or future financial performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and similar terms. These forward-looking statements are based on our current plans and expectations.

Any or all of our forward-looking statements in this report may prove to be incorrect. They may be affected by inaccurate assumptions we might make or by risks and uncertainties which are either unknown or not fully known or understood. Accordingly, actual outcomes and results may differ materially from what is expressed or forecasted in this report.

We sometimes provide forecasts of future financial performance. The risks and uncertainties described under “Risk Factors” as well as other risks identified from time to time in other Securities and Exchange Commission reports, registration statements and public announcements, among others, should be considered in evaluating our prospects for the future. We undertake no obligation to release updates or revisions to any forward-looking statement, whether as a result of new information, future events or otherwise.

The following factors represent what we believe are the major risks and uncertainties in our business. They are listed in no particular order.

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

Our components are used in various products for the electronic and electrical equipment markets. These markets are highly cyclical. The demand for our components reflects the demand for products in the electronic and electrical equipment markets generally. A contraction in demand would result in a decrease in sales of our products, as our customers:

•	may cancel many existing orders;
•	may introduce fewer new products; and
•	may decrease their inventory levels.

A decrease in demand for our products would have a significant adverse effect on our operating results and profitability. Accordingly, we may experience volatility in both our revenues and profits.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our costs of production.

The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the need to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

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

The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Pulse’s products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

An inability to capitalize on our recent or future acquisitions may adversely affect our business.

We have completed several acquisitions in recent years. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, goodwill and other intangibles could become impaired, resulting in our recognition of a loss. In 2005, we recorded a $46.0 million impairment charge related to Pulse’s consumer division. The success of any of our acquisitions depends on our ability to:

•	successfully integrate or consolidate acquired operations into our existing businesses;
•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;
•	identify and take advantage of cost reduction opportunities; and
•	further penetrate the markets for the product capabilities acquired.

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	unduly burden our other resources; and
•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

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

Most of our sales are made on a purchase order basis, as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues will decrease if a significant number of customers:

•	do not submit additional purchase orders;
•	do not enter into new agreements with us; or
•	elect to terminate their relationship with us.

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

We have very little visibility into our customers’ purchasing patterns and are highly dependent on our customers’ forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often-imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements. Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits.

A decrease in availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

•	precious metals such as silver;
•	other base metals such as copper and brass; and
•	ferrite cores.

Some of these materials are produced by a limited number of suppliers. From time to time, we may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products. The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at prices that reduce our profit margins.

Costs associated with precious metals and base metals may not be recoverable.

Some of our raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by holding the majority of our precious metal inventory through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after delivery to our customer and pass this cost on to our customer. We try to limit our exposure to base metal price fluctuations by attempting to pass through the cost of base metals to our customers, typically by indexing the cost of the base metal, so that our cost of the base metal closely relates to the price we charge our customers, but we may not always be successful in fully passing through higher costs to our customers.

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

Our results of operations and liquidity will be negatively impacted if:

•	we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate, or
•	our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices, or
•	we are unable to pass through higher base metals costs to our customers.

Competition may result in lower prices for our products and reduced sales.

Both Pulse and AMI Doduco frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

•	product quality and reliability;
•	global design and manufacturing capabilities;
•	breadth of product line;
•	customer service;
•	price; and
•	on-time delivery.

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

We manufacture and assemble most of our products in locations outside the United States, including the Peoples’ Republic of China, or PRC, Hungary, Turkey, and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

Risks inherent in doing business internationally may include:

•	economic and political instability;
•	expropriation and nationalization;
•	trade restrictions;
•	capital and exchange control programs;
•	transportation delays;
•	foreign currency fluctuations; and
•	unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

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

We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC, Hungary, Tunisia and Turkey. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

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

Environmental liability and compliance obligations may affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

•	air emissions;
•	wastewater discharges;
•	the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and
•	employee health and safety.

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

We are aware of contamination at two locations. In Sinsheim, Germany, there is a shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required any additional corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been taken and IDEM has issued us “no further action” letters for all of the remediated areas. We expect a final “no further action” letter on this area upon IDEM’s final review of our closure report. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the remediated groundwater. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results; however, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).
10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the six months ended October 1, 2004).
10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit C, to our Definitive Proxy on Schedule 14A dated March 28, 2001).
10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).
10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).
10.5

Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America N.A. as Administrative Agent and Lender, and certain other Lenders that are signatories thereto, dated as of October 14, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 20, 2005).

10.6

Lease Agreement, dated October 15, 1991, between Ridilla-Delmont and AMI Doduco, Inc. (formerly known as Advanced Metallurgy Incorporated), as amended September 21, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 dated February 28, 2002, File Number 333-81286).

10.7

Incentive Compensation Plan of Technitrol, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

Exhibit Index, continued

10.8

Technitrol, Inc. Supplemental Retirement Plan, amended and restated January 1, 2002 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.8(1)

Technitrol, Inc. Grantor Trust Agreement dated July 5, 2006 between Technitrol, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8(1) to our Form 8-K dated July 11, 2006).

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

10.10 (1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated July 25, 2006.
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).
10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the six months ended September 26, 2003).
10.13

Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the six months ended March 26, 2003).

10.14

Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the six months ended March 26, 2003).

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).
10.16	Consignment Agreement dated July 11, 2006 among Technitrol, Inc., AMI Doduco, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.16 to our Form 8-K dated July 17, 2006.)

Exhibit Index, continued

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

10.18(1)	Letter Amendment dated May 17, 2006 among The Bank of Nova Scotia, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(1) to our Form 8-K dated May 17, 2006.
10.19	Consignment Agreement dated September 24, 2005 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 8-K dated March 28, 2006).
10.20

Unlimited Guaranty dated December 16, 1996 by Technitrol, Inc. in favor of Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.20 to our Form 10-Q for the six months ended October 1, 2004).

10.21

Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc. (incorporated by reference to Exhibit 10.21 to our Form 10-Q for the six months ended October 1, 2004).

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

Exhibit Index, continued

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

Technitrol, Inc.
(Registrant)

August 4, 2006	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal financial officer)