Form 10-Q
period 2006-09-29
TECHNITROL INC
filed 2006-11-06
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended September 29, 2006, or

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
          YES ☐          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 3, 2006: 40,704,250.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands

	September 29,	December 30,
	2006	2005

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$68,390	$173,664
Trade receivables, net	188,430	136,115
Inventories	95,553	73,598
Prepaid expenses and other current assets	34,751	20,174

Total current assets	387,124	403,551

Property, plant and equipment	234,575	212,390
Less accumulated depreciation	136,997	119,492

Net property, plant and equipment	97,578	92,898
Deferred income taxes	16,523	13,079
Goodwill	214,039	142,881
Other intangibles, net	32,067	31,648
Other assets	9,845	2,245

	$757,176	$686,302

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$106	$50,795
Short-term debt	2,049	3,219
Accounts payable	103,857	67,929
Accrued expenses	91,440	71,767

Total current liabilities	197,452	193,710

Long-term liabilities:
Long-term debt, excluding current installments	55,732	32,697
Deferred income taxes	17,157	13,925
Other long-term liabilities	13,054	14,680

Minority interest	13,657	12,626

Shareholders’ equity:
Common stock and additional paid-in capital	217,634	215,560
Retained earnings	231,875	200,108
Deferred compensation	—	(1,234)
Other comprehensive income	10,615	4,230

Total shareholders’ equity	460,124	418,664

	$757,176	$686,302

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$257,683	$147,217	$718,014	$431,913

Costs and expenses:
Cost of sales	196,058	113,211	548,788	331,399
Selling, general and administrative expenses	39,167	25,574	108,519	77,688
Severance and asset impairment expense	2,604	1,438	6,415	50,641

Total costs and expenses applicable to sales	237,829	140,223	663,722	459,728

Operating profit (loss)	19,854	6,994	54,292	(27,815)

Other (expense) income:
Interest (expense) income, net	(2,085)	377	(4,546)	1,158
Other (expense) income	(775)	(203)	2,420	(1,094)

Total other (expense) income	(2,860)	174	(2,126)	64

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	16,994	7,168	52,166	(27,751)

Income taxes	1,953	1,551	8,367	4,025

Minority interest (income) expense	(233)	327	1,322	1,045

Net earnings (loss) from continuing operations before cumulative effect of accounting change	15,274	5,290	42,477	(32,821)
Cumulative effect of accounting change, net of taxes	—	—	75	—
Net loss from discontinued operations, net of taxes	(29)	(701)	(121)	(395)

Net earnings (loss)	$15,245	$4,589	$42,431	$(33,216)

Basic and diluted earnings (loss) per share from continuing operations	$0.38	$0.13	$1.05	$(0.81)
Cumulative effect of accounting change	—	—	0.00	—
Basic and diluted loss per share from discontinued operations	(0.00)	(0.02)	(0.00)	(0.01)

Basic and diluted earnings (loss) per share	$0.38	$0.11	$1.05	$(0.82)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Nine Months Ended
	September 29, 2006	September 30, 2005

Cash flows from operating activities:
Net earnings (loss)	$42,431	$(33,216)
Loss from discontinued operations, net of taxes	121	395
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	(75)	—
Depreciation and amortization	26,932	15,808
Tax effect of employee stock compensation	—	(151)
Stock compensation expenses	2,240	2,828
Minority interest in net earnings of consolidated subsidiary	1,322	1,045
Severance and asset impairment expense, net of cash payments	85	46,065
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(41,009)	(8,696)
Inventories	(13,916)	(191)
Prepaid expenses and other current assets	(2,262)	1,224
Accounts payable and accrued expenses	23,722	2,527
Other, net	(3,136)	5,499

Net cash provided by operating activities	36,455	33,137

Cash flows from investing activities:
Acquisitions, net of cash acquired	(73,456)	(84,599)
Proceeds from sale of business	—	6,724
Capital expenditures	(16,474)	(12,167)
Funding of grantor trust	(7,151)	—
Proceeds from sale of property, plant and equipment	1,211	2,006
Foreign currency impact on intercompany lending	(4,676)	8,032

Net cash used in investing activities	(100,546)	(80,004)

Cash flows from financing activities:
Principal payments of short-term debt, net	(1,170)	—
Principal payments of long-term debt, net	(28,095)	(754)
Dividends paid	(10,647)	(7,088)
Exercise of stock options	1,798	—

Net cash used in financing activities	(38,114)	(7,842)

Net effect of exchange rate changes on cash	(3,013)	(2,646)

Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(56)	378

Net (decrease) increase in cash and cash equivalents from discontinued operations	(56)	378

Net decrease in cash and cash equivalents	(105,274)	(56,977)

Cash and cash equivalents at beginning of year	173,664	155,952

Cash and cash equivalents at end of period	$68,390	$98,975

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 29, 2006

(Unaudited)
In thousands

				Other

	Common stock and		Retained earnings	Deferred compen- sation	Accumu- lated other compre- hensive income	Compre- hensive income
	paid-in capital

	Shares	Amount

Balance at December 30, 2005	40,529	$215,560	$200,108	$(1,234)	$4,230
Stock options, awards and related compensation	25	426	—	—	—
Currency translation adjustments	—	—	—	—	3,549	$3,549
Unrealized holding gains on securities	—	—	—	—	8	8
Reclassification due to change in accounting principle	—	(1,234)	—	1,234	—
Net earnings	—	—	11,964	—	—	11,964

Comprehensive income						$15,521

Dividends declared ($0.0875 per share)	—	—	(3,549)	—	—

Balance at March 31, 2006	40,554	$214,752	$208,523	$—	$7,787

Stock options, awards and related compensation	27	1,115	—	—	—
Currency translation adjustments	—	—	—	—	5,126	$5,126
Net earnings	—	—	15,222	—	—	15,222

Comprehensive income						$20,348

Dividends declared ($0.0875 per share)	—	—	(3,552)	—	—

Balance at June 30, 2006	40,581	$215,867	$220,193	$—	$12,913

Stock options, awards and related compensation	123	1,767	—	—	—
Currency translation adjustments	—	—	—	—	(2,298)	$(2,298)
Net earnings	—	—	15,245	—	—	15,245

Comprehensive income						$12,947

Dividends declared ($0.0875 per share)	—	—	(3,563)	—	—

Balance at September 29, 2006	40,704	$217,634	$231,875	$—	$10,615

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol’s Form 10-K filed for the year ended December 30, 2005. We sometimes refer to Technitrol as “we” or “our”.

          The results for the three and nine months ended September 29, 2006 and September 30, 2005 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance, asset impairment expenses and accelerated depreciation and amortization, all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 29, 2006 are not necessarily indicative of annual results.

          New Accounting Pronouncements

          In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS 123(R) became effective at the beginning of our fiscal 2006. Adoption of this standard resulted in $0.1 million of income recognized as a cumulative effect of accounting change in the nine months ended September 29, 2006.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We have until the beginning of our fiscal 2007 to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.

          In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We are required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 123(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact that the implementation of SFAS 158 will have on our financial statements.

          Reclassifications

          Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)	Acquisitions

          ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group (“ERA”), headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produces advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of Pulse’s automotive division. The purchase price was approximately $53.3 million, net of cash acquired of $1.3 million, and including acquisition costs of approximately $0.8 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The preliminary fair value of the net tangible assets acquired approximated $9.3 million. In addition to the fair value of net tangible assets acquired, preliminary purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $40.0 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being amortized, using lives of 5 years for intellectual property and customer relationships. These fair values are preliminary and subject to adjustment as we are currently reviewing the independent appraisal report and evaluating the fair values of certain acquired assets and liabilities. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$13.2
Property, plant and equipment	20.7
Identifiable intangibles	5.3
Goodwill	40.0

Total assets acquired	$79.2

Current liabilities	$24.6

Total liabilities assumed	$24.6

Net assets acquired	$54.6

          For the twelve months ended December 29, 2006, we expect that ERA will generate revenues of approximately $90 million.

          LK Products Oy: On September 8, 2005, we acquired all of the capital stock of LK Products Oy (“LK”), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK’s operations have been included in our consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and is the foundation of Pulse’s antenna division. The purchase price was approximately $111.1 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.3 million and consideration resulting from the earn-out provision noted below. The initial purchase price was funded with cash on hand. The fair value of the net tangible assets acquired

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(2)	Acquisitions, continued

approximated $18.6 million. In addition to the fair value of assets acquired, purchase price allocations included $19.4 million for customer relationships, $0.4 million for trademarks, $1.4 million for technology and $71.7 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being amortized, using lives of 5 years for technology and 10 years for customer relationships. The purchase agreement also included an earn-out provision which resulted in us paying approximately $19.8 million, or 15.5 million euros, net of a receivable from the seller, in the third quarter of 2006. The earn-out was accrued in the second quarter of 2006. The antenna division is treated as a separate reporting unit for purposes of SFAS 142.

          Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. We began making investments in FRE in April 2001. Upon reaching 51% ownership in September 2004, we began consolidating FRE’s results with our own. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority interest due to the minority shareholders. Through December 31, 2004, our investment in FRE was approximately $25.2 million. During 2005, we made purchases of FRE stock amounting to $2.0 million, which increased our ownership percentage to 57%. During 2006, we have made additional purchases for approximately $0.3 million which has brought our ownership percentage to 59%. Purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to amounts recorded as of September 2004. The fair value of the net tangible assets acquired through September 2004 approximated $28.8 million, less a minority interest of $14.0 million. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $10.7 million of goodwill. All of the separately identifiable intangibles are being amortized, using lives of 4 years for technology and customer relationships.

(3)	Severance and asset impairment expense

          In the nine months ended September 29, 2006, we accrued $6.4 million for a number of actions to further streamline operations at Pulse and AMI Doduco. These include severance and related payments comprised of $2.4 million related to Pulse’s termination of manufacturing and support personnel at facilities in Italy and Turkey, $0.7 million for transfer costs and severances at Pulse’s facilities in Asia, $1.4 million for termination of support personnel at Pulse’s facilities in Finland and France, $0.3 million related to Pulse’s facility closure costs in the United Kingdom, $1.3 million related to AMI Doduco’s closure of facilities in Italy and France, and $0.3 million for severance and facility closure costs at other locations. The majority of these accruals will be paid by December 29, 2006, except for remaining lease or severance payments to be made over a specified term.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(3)	Severance and asset impairment expense, continued

          Our severance and asset impairment charges are summarized on a year-to-date basis for 2006 as follows (in millions):

	AMI Doduco	Pulse	Total

Balance accrued at December 30, 2005	$1.6	$1.6	$3.2
Accrued during the nine months ended September 29, 2006	1.4	5.0	6.4
Severance and other cash payments	(2.0)	(4.3)	(6.3)
Non-cash asset disposals	(0.4)	(0.1)	(0.5)

Balance accrued at September 29, 2006	$0.6	$2.2	$2.8

(4)	Inventories

          Inventories consisted of the following (in thousands):

	September 29,	December 30,
	2006	2005

Finished goods	$36,767	$29,113
Work in process	20,263	19,130
Raw materials and supplies	38,523	25,355

	$95,553	$73,598

(5)	Derivatives and other financial instruments

          We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

          At September 29, 2006, we had one foreign exchange forward contract outstanding to sell forward approximately 49.5 million euros in the aggregate, in order to hedge intercompany loans. The term of this contract was approximately 30 days although we routinely settle such obligations and enter into new 30-day contracts each month. We had no other derivative instruments at September 29, 2006. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

(6)	Earnings per share

          Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted shares) during the period. We had unvested restricted shares outstanding of approximately 233,000 and 197,000 as of September 29, 2006 and September 30, 2005, respectively. For calculating diluted earnings per share, common share equivalents and unvested restricted stock outstanding are added to the weighted average number of common shares outstanding. Common share equivalents are comprised of outstanding options to purchase common stock and the amount of compensation cost attributed to future services not yet recognized as calculated using the treasury stock method. There were approximately 161,000 and 144,000 common share equivalents for the three and nine months ended September 29, 2006, respectively. For the three months ended September 30, 2005, there were no common stock equivalents as the exercise prices of outstanding share options were greater than the average stock price for the period. For the nine months ended September 30, 2005, such equivalents would have been anti-dilutive due to the net loss. There were approximately 327,000 stock options outstanding as of September 29, 2006 and approximately 475,000 as of September 30, 2005.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(6)	Earnings per share, continued

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net earnings (loss) from continuing operations	$15,274	$5,290	$42,477	$(32,821)
Cumulative effect of accounting change	—	—	75	—
Net loss from discontinued operations	(29)	(701)	(121)	(395)

Net earnings (loss)	$15,245	$4,589	$42,431	$(33,216)

Basic earnings (loss) per share:
Shares	40,417	40,318	40,364	40,286
Continuing operations	$0.38	$0.13	$1.05	$(0.81)
Cumulative effect of accounting change	—	—	0.00	—
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.01)

Per share amount	$0.38	$0.11	$1.05	$(0.82)

Diluted earnings (loss) per share:
Shares	40,630	40,445	40,557	40,286
Continuing operations	$0.38	$0.13	$1.05	$(0.81)
Cumulative effect of accounting change	—	—	0.00	—
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.01)

Per share amount	$0.38	$0.11	$1.05	$(0.82)

(7)	Business segment information

          For the nine months ended September 29, 2006 and September 30, 2005 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 30, 2005 to September 29, 2006, except for the acquisition of ERA for $53.3 million, net of $1.3 million of cash acquired and including acquisition costs and the addition of approximately $23.1 million of goodwill at LK resulting from the earn-out provision (Note 2). In addition, the basis for determining segment financial information has not changed from 2005. Specific segment data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales:
Pulse	$173,977	$86,626	$473,544	$240,554
AMI Doduco	83,706	60,591	244,470	191,359

Total	$257,683	$147,217	$718,014	$431,913

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change:
Pulse	$15,269	$6,196	$43,134	$(29,864)
AMI Doduco	4,585	798	11,158	2,049

Operating profit (loss)	$19,854	$6,994	$54,292	$(27,815)
Other (expense) income, net	(2,860)	174	(2,126)	64

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$16,994	$7,168	$52,166	$(27,751)

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation

          We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the nine months ended September 29, 2006 was a gain of $0.1 million, net of taxes.

          The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Restricted stock	$605	$521	$1,820	$1,924
Stock options	182	225	420	551

Total stock-based compensation included in selling, general and administrative expenses	787	746	2,240	2,475
Income tax benefit	(255)	(236)	(737)	(805)

Total after-tax stock-based compensation expense	$532	$510	$1,503	$1,670

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)

Nonvested at December 30, 2005	209	$18.79
Granted	72	$23.37
Vested	(40)	$19.29
Forfeited/cancelled	(8)	$18.03

Nonvested at September 29, 2006	233	$20.05

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

          As of September 29, 2006, there was approximately $2.1 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.4 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the nine months ended September 29, 2006 or during the year ended December 30, 2005. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 30, 2005	475	$19.31
Granted	—	—
Exercised	(89)	$20.13
Forfeited/expired	(58)	$19.63

Outstanding as of September 29, 2006	328	$19.03	$3,089
Exercisable at September 29, 2006	267	$19.43	$2,411

           As of September 29, 2006, there was $0.7million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.8years.

          During the nine months ended September 29, 2006, cash received from stock options exercised was $1.8 million. The total intrinsic value of stock options exercised during the nine months ended September 29, 2006 was $0.6 million. There were no stock options exercised during the nine months ended September 30, 2005. The tax deduction realized from stock options exercised was $0.1 million for the nine months ended September 29, 2006. SFAS No. 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there were no such benefits recorded during the nine months ended September 29, 2006. Prior to adopting SFAS No. 123(R), we presented these benefits in the operating section of the consolidated statements of cash flow.

          No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the nine months ended September 29, 2006.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

          If the compensation cost for issuances under our stock option plan had been determined based on the fair value as required by SFAS 123(R) for all awards, our pro forma net earnings (loss) and earnings (loss) per basic and diluted share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net earnings (loss), as reported	$4,589	$(33,216)
Add: Stock-based compensation expense included in reported net earnings, net of taxes	510	1,670
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(495)	(1,959)

Net earnings (loss), adjusted	$4,604	$(33,505)

Basic and diluted earnings (loss) - as reported	$0.11	$(0.82)
Basic and diluted earnings (loss) - adjusted	$0.11	$(0.83)

(9)	Pension

          In the nine months ended September 29, 2006, we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic pension expense for this plan was approximately $0.3 million and $1.0 million and approximately $0.4 million and $1.1 million in the three and nine months ended September 29, 2006 and September 30, 2005, respectively, and is expected to be approximately $1.3 million for the full fiscal year in 2006.

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

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$—	$—	$—	$9,020
(Loss) before income taxes	(44)	(1,078)	(185)	(607)

The net book value of the land and building was approximately $1.4 million at September 29, 2006. These assets are included in other current assets on the consolidated balance sheets as the assets are held for sale.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(11)	Goodwill and other intangibles, net

          The changes in the carrying amounts of goodwill for the nine months ended September 29, 2006 was as follows (in thousands):

Balance at December 30, 2005	$142,881

Goodwill acquired during the period	63,096
Purchase price allocations and other adjustments	3,010
Currency translation adjustments	5,052

Balance at September 29, 2006	$214,039

          The majority of our goodwill and other intangibles relate to our Pulse segment.

          Other intangible assets were as follows (in thousands):

	September 29, 2006	December 30, 2005

Intangible assets subject to amortization (definite lives):
Technology	$11,059	$8,600
Customer relationships	25,195	17,092
Tradename/Trademark	369	—
Other	2,002	1,590

Total	$38,625	$27,282

Accumulated amortization:
Technology	$(6,837)	$(5,939)
Customer relationships	(3,562)	(1,012)
Tradename/Trademark	(369)	—
Other	(448)	(327)

Total	$(11,216)	$(7,278)

Net tangible assets subject to amortization	$27,409	$20,004

Intangible assets not subject to amortization (indefinite lives):
Tradename	$4,658	$11,644

Other intangibles, net	$32,067	$31,648

          Amortization expense was $3.8 million and $1.2million for the nine months ended September 29, 2006 and September 30, 2005, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending	Amount

2007	$4,256
2008	$4,185
2009	$3,607
2010	$3,263
2011	$2,037

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

          Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Additionally, our gross margin is affected by our acquisitions, such as LK Products Oy (“LK”) which, together with certain assets that we acquired with FRE, we refer to as the antenna division, and ERA Group (“ERA”), whose automotive coils we include in the automotive division. Our gross margin is also significantly affected by capacity utilization, particularly in higher fixed-cost operations in AMI Doduco and Pulse’s consumer, antenna and automotive divisions. AMI Doduco’s, and to a lesser extent Pulse’s, gross margin is also affected by the price of precious and non-precious metals that are passed through to customers at nominal margins. Pulse’s markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse’s changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse’s operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco’s products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco’s revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco and Pulse’s consumer, antenna and automotive divisions are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. We acquired a controlling interest in Full Rise Electronic Co., Ltd. (“FRE”) in late 2004. FRE is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK was acquired in September 2005 for approximately $111.1 million, net of cash acquired and including acquisition costs and the consideration resulting from the earn-out provision noted below. LK is based in Kempele, Finland, and is a producer of internal antennas and integrated modules for mobile communications and information devices. The LK purchase agreement includes an earn-out provision which resulted in us paying approximately $19.8 million, or 15.5 million euros, net of a receivable from the seller, in the third quarter of 2006. ERA was acquired in January 2006 for approximately $53.3 million, net of cash acquired and including acquisition costs. ERA is based in Herrenberg, Germany and is a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. We will also continue to pursue additional growth opportunities.

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

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use economic profit, which we define as operating profit after tax less our cost of capital on employed resources, revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover and cash conversion efficiency. The continued success of our business is largely dependent on meeting and exceeding our customers’ expectations. Therefore, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

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

          As a result of our focus on both economic and operating profit, we will continue to aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenues and unit demand. We continue to engage in a succession of cost reduction initiatives and programs. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment.

          During 2005, we accrued $7.0 million to streamline operations at Pulse and AMI Doduco. We also recorded a $46.0 million impairment charge for Pulse’s consumer division.

          In the nine months ended September 29, 2006, we accrued $6.4 million for the termination and plant shutdown costs resulting from the transfer of production operations at Pulse’s facilities in Turkey to China, termination and plant shutdown costs resulting from the transfer of production operations at AMI Doduco’s facility in Italy to Spain and termination and plant shutdown costs at various other locations.

          In the nine months ended September 29, 2006, we recorded approximately $4.9 million of accelerated depreciation as cost of sales as a result of the shutdown of Pulse’s consumer division operations in Turkey and Pulse’s sales office in France.

          International Operations. As of September 29, 2006, we had manufacturing operations in 9 countries and had no significant net sales in currencies other than the U.S. dollar and the euro. A large percentage of our sales in recent years have been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the euro. AMI Doduco’s European and Pulse’s consumer, antenna and automotive division sales are denominated primarily in euro, and euro-denominated sales and earnings may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in Pulse’s consumer, antenna and automotive divisions and AMI Doduco’s European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. As of September 29, 2006, we had one foreign currency forward contract outstanding to sell forward approximately 49.5 million euros in order to hedge intercompany loans.

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

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, particularly Tunisia and the People’s Republic of China. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

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

Results of Operations

          Three months ended September 29, 2006 compared to the three months ended September 30, 2005

          Net Sales. Net sales for the three months ended September 29, 2006 increased $110.5 million, or 75.1%, to $257.7 million from $147.2 million in the three months ended September 30, 2005. Our sales increase from the comparable period in the prior year was primarily attributable to the addition of Pulse’s antenna and automotive divisions beginning in September 2005 and January 2006, respectively, strong global demand in Pulse’s networking, telecommunications and power conversion divisions and higher pass-through costs for silver and other metals at AMI Doduco.

          Pulse’s net sales increased $87.4 million, or 100.9%, to $174.0 million for the three months ended September 29, 2006 from $86.6 million in the three months ended September 30, 2005. This increase was primarily attributable to the factors set forth in the prior paragraph.

          AMI Doduco’s net sales increased $23.1 million, or 38.1%, to $83.7 million for the three months ended September 29, 2006 from $60.6 million in the three months ended September 30, 2005. Sales in the 2006 period compared to the 2005 period reflect higher pass-through costs for silver and other metals and increased global demand in industrial and electric power distribution markets.

          Cost of Sales. As a result of higher sales and higher pass-through costs for silver and other metals, our cost of sales increased $82.9 million, or 73.2%, to $196.1 million for the three months ended September 29, 2006 from $113.2 million for the three months ended September 30, 2005. Our consolidated gross margin for the three months ended September 29, 2006 was 23.9% compared to 23.1% for the three months ended September 30, 2005. Our consolidated gross margin in 2006 was favorably impacted by product mix and higher capacity utilization at Pulse which were partially offset by the impact of accelerated depreciation and the ongoing integration of Pulse’s automotive division. In the third quarter of 2006, we recorded approximately $2.4 million of accelerated building and equipment depreciation as cost of sales in conjunction with our plan to close Pulse’s consumer division operations in Turkey. Additionally, we recorded $0.2 million of accelerated building depreciation as cost of sales in conjunction with our plan to close Pulse’s sales office in France.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 29, 2006 increased $13.6 million, or 53.1%, to $39.2 million, or 15.2% of net sales, from $25.6 million, or 17.4% of net sales for the three months ended September 30, 2005. Increased spending was primarily a result of the inclusion of the Pulse antenna and automotive divisions’ expenses in the 2006 period, higher incentive compensation expense and increased intangible amortization expense due to recent acquisitions. Also, the restructuring actions that we took over the last year to reduce costs, and generally favorable spending in the face of significant revenue increases, contributed to lower operating expenses as a percentage of sales.

          We refer to research, development and engineering expenses as RD&E and include these costs in selling, general and administrative expenses. For the three months ended September 29, 2006 and September 30, 2005 respectively, RD&E by segment was as follows (in thousands):

	2006	2005

Pulse	$10,372	$5,475
Percentage of segment sales	6.0%	6.3%

AMI Doduco	$1,115	$988
Percentage of segment sales	1.3%	1.6%

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

          Severance and Asset Impairment Expense. Severance and asset impairment expense was $2.6 million for the three months ended September 29, 2006 as compared to $1.4 million for the three months ended September 30, 2005.

          Interest. Net interest expense was $2.1 million for the three months ended September 29, 2006 compared to net interest income of $0.4 million for the three months ended September 30, 2005. The increase in net interest expense in 2006 is a result of interest charges on borrowings from our multi-currency credit facility, a lower average balance of invested cash in 2006 over the comparable period in 2005 primarily due to acquisitions and increasing precious metal leasing costs.

          Other. Other expense was $0.8 million for the three months ended September 29, 2006 versus $0.2 million for the three months ended September 30, 2005.

          Income Taxes. The effective income tax rate for the three months ended September 29, 2006 was 11.5% compared to 21.6% for the three months ended September 30, 2005. The reduction in the effective income tax rate is primarily a result of an increase in pretax earnings in low tax jurisdictions in 2006 as compared to the same period in 2005.

          Nine months ended September 29, 2006 compared to the nine months ended September 30, 2005

          Net Sales. Net sales for the nine months ended September 29, 2006 increased $286.1 million, or 66.2%, to $718.0 million from $431.9 million in the nine months ended September 30, 2005. Our sales increase from the comparable period in prior year was primarily attributable to the addition of Pulse’s antenna and automotive divisions’ net sales beginning in September 2005 and January 2006, respectively, strong global demand across all of Pulse’s businesses except the consumer division and higher pass-through costs for silver and other metals at AMI Doduco.

          Pulse’s net sales increased $232.9 million, or 96.8%, to $473.5 million for the nine months ended September 29, 2006 from $240.6 million in the nine months ended September 30, 2005. This increase was primarily attributable to factors set forth in the prior paragraph.

          AMI Doduco’s net sales increased $53.1 million, or 27.7%, to $244.5 million for the nine months ended September 29, 2006 from $191.4 million in the nine months ended September 30, 2005. Sales in the 2006 period compared to the 2005 period reflect higher pass-through costs for silver and other metals and increased global demand in industrial and electric power distribution markets.

          Cost of Sales. As a result of higher sales, our cost of sales increased $217.4 million, or 65.6%, to $548.8 million for the nine months ended September 29, 2006 from $331.4 million for the nine months ended September 30, 2005. Our consolidated gross margin for the nine months ended September 29, 2006 was 23.6% compared to 23.3% for the nine months ended September 30, 2005.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 29, 2006 increased $30.8 million, or 39.6%, to $108.5 million, or 15.1% of net sales, from $77.7 million, or 18.0% of net sales for the nine months ended September 30, 2005. Increased spending was a result of the inclusion of the Pulse antenna and automotive division’s expenses in the 2006 period and higher incentive compensation expense. Additionally, the restructuring actions that we took over the last year to reduce costs and generally favorable spending in the face of significant revenue increases contributed to lower operating expenses as a percentage of sales.

          We refer to research, development and engineering expenses as RD&E and include these costs in selling, general and administrative expenses. For the nine months ended September 29, 2006 and September 30, 2005 respectively, RD&E by segment was as follows (in thousands):

	2006	2005

Pulse	$26,484	$14,983
Percentage of segment sales	5.6%	6.2%

AMI Doduco	$3,440	$3,165
Percentage of segment sales	1.4%	1.7%

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

          Severance and Asset Impairment Expense. Severance and asset impairment expense was $6.4 million for the nine months ended September 29, 2006 and $50.6 million for the nine months ended September 30, 2005. The decrease is primarily due to the $46.0 million asset impairment charge in the Pulse consumer division during the 2005 period.

          Interest. Net interest expense was $4.5 million for the nine months ended September 29, 2006 compared to net interest income of $1.2 million for the nine months ended September 30, 2005. The increase in net interest expense in 2006 is a result of interest charges on borrowings from our multi-currency credit facility, a lower average balance of invested cash in 2006 over the comparable period in 2005 primarily due to acquisitions and increasing precious metal leasing costs.

          Other. Other income (expense) was $2.4 million for the nine months ended September 29, 2006 versus $(1.1) million for the nine months ended September 30, 2005. The increase in income is primarily attributed to foreign exchange gains in 2006 as compared to foreign exchange losses in 2005.

          Income Taxes. The effective income tax rate for the nine months ended September 29, 2006 was 16.0%. The tax rate in 2005 was primarily impacted by the non-deductibility of the Pulse consumer division impairment charge of $46.0 million. The effective rate for the nine months ended September 30, 2005 without the impairment charge was 23.2%. The reduction in the effective rate, absent the impairment charge, is a result of an increase in pre-tax earnings in low tax jurisdictions in 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

          Working capital as of September 29, 2006 was $189.7 million compared to $209.8 million as of December 30, 2005, a decrease of $20.1 million. Cash and cash equivalents, which is included in working capital, decreased from $173.7 million as of December 30, 2005 to $68.4 million as of September 29, 2006, a decrease of $105.3 million. This decrease in cash related primarily to cash used in the acquisition of Pulse’s automotive division in January 2006, increases in the working capital of Pulse’s automotive division subsequent to the acquisition date, volume-driven increases in accounts receivable and inventory which were partially offset by accounts payable and accrued expenses, the net repayment of approximately $29.3 million of debt and approximately $10.6 million of dividends. Components of working capital are affected by various items such as operating activities, foreign exchange rate changes, and acquisitions.

          Net cash provided by operating activities was $36.5 million for the nine months ended September 29, 2006 as compared to $33.1 million of net cash provided by operating activities in the comparable period of 2005, an increase of $3.4 million. The increase in 2006 is primarily attributable to higher net earnings which were not fully offset in changes in working capital and severance and asset impairment expenses.

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

          Capital expenditures were $16.5 million during the nine months ended September 29, 2006 and $12.2 million in the comparable period of 2005. The increase in 2006 reflects capital projects associated with growth in almost every division of Pulse, particularly the new antenna and automotive divisions. We make capital expenditures to expand production capacity, improve our operating efficiency, and enhance workplace safety. We plan to continue making such expenditures in the future as and when necessary.

          We used $10.6 million for dividend payments during the nine months ended September 29, 2006. During 2006, we have paid a quarterly dividend of $0.0875 per common share to shareholders of record on each specified date. On July 28, 2006, we announced another quarterly cash dividend of $0.0875 per common share, payable on October 20, 2006 to shareholders of record on October 6, 2006. We expect to continue to pay quarterly dividends for the foreseeable future.

          We used $73.5 million, net of cash acquired, for acquisitions and acquisition-related costs during the nine months ended September 29, 2006. The 2006 expenditures related primarily to our acquisition of ERA in January 2006 and we paid approximately $19.8 million, or 15.5 million euros, net of a receivable from the seller, related to our acquisition of LK. This payment is a result of the previously disclosed earn-out provision and was accrued for in the second quarter of 2006. We may acquire other businesses or product lines to expand our breadth and scope of operations.

          We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to, U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

–	a U.S. dollar-based swing-line loan not to exceed $20.0 million;

–	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

–	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

          The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval.

          The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment as noted above.

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of September 29, 2006.

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

          At September 29, 2006, our balance sheet includes $2.0 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE’s financial statements. FRE has a total credit limit of approximately $3.9 million in U.S. dollar equivalents as of September 29, 2006. Neither Technitrol, nor any of its subsidiaries, has guaranteed or otherwise participated in the credit facilities of FRE or assumed any responsibility for the current or future indebtedness of FRE.

          We had three standby letters of credit outstanding at September 29, 2006 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          We had commercial commitments outstanding at September 29, 2006 of approximately $124.5 million due under precious metal consignment-type leases. This represents an increase of $36.7 million from the $87.8 million outstanding as of December 30, 2005 and is primarily attributable to higher average silver prices at September 29, 2006.

          We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or equity offerings for acquisitions of suitable businesses or assets.

          All retained earnings are free from legal or contractual restrictions as of September 29, 2006, with the exception of approximately $16.2 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $16.2 million is $1.8 million of retained earnings of FRE of which we own 59%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. Additionally, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.

          In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52.0 million of foreign earnings in the fourth quarter of 2005, net of $7.3 million of income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40.0 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (“APB 23”), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. As of September 29, 2006, the remaining offshore earnings, with the exception of approximately $40.0 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 30, 2005.

Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 29, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the three months ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, in January 2006, we acquired all of the capital stock of ERA Group (“ERA”), headquartered in Herrenberg, Germany, and we are still in the process of evaluating internal control over financial reporting at ERA. Accordingly, we have not included ERA in our evaluation of internal control over financial reporting for the quarter ended September 29, 2006.

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

          We manufacture and assemble most of our products in locations outside the United States, including the Peoples’ Republic of China, or PRC, Hungary and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

          Pulse has substantially all of its manufacturing operations in the PRC, except for LK and ERA. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Turkey and Tunisia, which are subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit C, to our Definitive Proxy on Schedule 14A dated March 28, 2001).

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

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

10.10 (1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated July 25, 2006 (incorporated by reference to Exhibit 10.10(1) to our Form 10-Q for six months ended June 30, 2006).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

10.13

Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the nine months ended March 26, 2003).

10.14

Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the nine months ended March 26, 2003).

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

10.18(1)	Letter Amendment dated May 17, 2006 among The Bank of Nova Scotia, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(1) to our Form 8-K dated May 17, 2006).

10.19	Consignment Agreement dated September 24, 2005 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 8-K dated March 28, 2006).

10.20

Unlimited Guaranty dated December 16, 1996 by Technitrol, Inc. in favor of Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.20 to our Form 10-Q for the nine months ended October 1, 2004).

10.21

Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc. (incorporated by reference to Exhibit 10.21 to our Form 10-Q for the nine months ended October 1, 2004).

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the six months ended June 30, 2006).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-K for the year ended December 31, 2004).

Exhibit Index, continued

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

November 6, 2006	/s/ Drew A. Moyer

(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal financial officer)