Form 10-K
period 2006-12-29
TECHNITROL INC
filed 2007-02-27
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 29, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

Commission File No. 1-5375

TECHNITROL, INC.
(Exact name of registrant as specified in Charter)

PENNSYLVANIA	23-1292472
(State of Incorporation)	(IRS Employer Identification Number)

1210 Northbrook Drive, Suite 470, Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	215-355-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock par value $0.125 per share Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2006 is $934,320,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Title of each class	Number of shares outstanding February 26, 2007

Common stock par value $0.125 per share	40,750,693

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be used in connection with the registrant’s 2007 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

1

Part I

Item 1     Business

General

                Technitrol, Inc. is a global producer of precision-engineered electronic components and electrical contact products and materials. We sometimes refer to Technitrol as “we” or “our”. We believe we are a leading global producer of these products and materials in the primary markets we serve, based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. Our electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

                Our world-class design and manufacturing capabilities, together with the breadth of our product offerings, provide us with a competitive advantage that enables us to anticipate and deliver highly-customized solutions for our customers’ product needs. In addition, our global presence enables us to participate in many relevant product and geographic markets and provides us with proximity to our global customer base. This allows us to better understand and more easily satisfy our customers’ unique design and product requirements.

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

Pulse

                Pulse designs and manufactures a wide variety of highly-customized electronic components and, through a majority-owned subsidiary, connector products. Many of these components filter out radio frequency interference, adjust and ensure proper current and voltage, capture wireless communication signals and activate certain automotive functions. These products are often referred to as chokes, inductors, filters, transformers, antennas and coils. Pulse sells its products primarily to multinational original equipment manufacturers, contract manufacturers and distributors.

                Pulse’s products are used in a broad array of industries, including:

• consumer electronics;

• enterprise networking;

• military/aerospace;

• power conversion;

• wireless terminals, such as handsets;

• telecommunications; and

• automotive.

Representative end products that use Pulse’s components include:

•	broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

• Ethernet switches;

• military/aerospace navigation and weapon guidance systems;

• power supplies;

• routers;

• televisions and DVD players;

• laptop computers;

• video game consoles;

• voice over Internet equipment;

• terminal devices, primarily handsets;

• antenna systems for non-cellular wireless and automotive systems; and

• automotive subassemblies, including ignition coils and other automotive coils.
3

                Pulse’s products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design and engineering expertise to meet our customers’ constantly evolving needs. We believe that the industries served by Pulse have been, and will continue to be, characterized by ongoing product innovation that will drive the growth in the passive magnetics-based electronic components industry. We sometimes refer to the Pulse business, excluding products made by factories which we acquired in the Full Rise Electronic Co., Ltd. (“FRE”) acquisition in 2004, the LK Products Oy (“LK”) acquisition in 2005, the ERA Group (“ERA”) and Larsen Group (“Larsen”) acquisitions in 2006, as the legacy business of Pulse, or “Pulse legacy”. We may refer to LK, together with certain assets that we acquired with Larsen and FRE, as the antenna division. We now refer to the automotive coils of ERA as the automotive division.

                Pulse generated $627.5 million, or 65.8% of our revenues, for the year ended December 29, 2006, and $361.6 million, or 58.7% of our revenues, for the year ended December 30, 2005. Note 19 to the consolidated financial statements contains additional segment information.

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

                AMI Doduco’s products are used in a broad array of industries, including:

• household appliances;

• automotive;

• residential and non-residential construction circuitry;

• commercial and industrial controls;

• electric power distribution; and

• consumer electronics.

Representative end products that use AMI Doduco’s products include:

• electrical circuit breakers;

• motor and temperature control devices;

• power substations;

• sensors;

• switches and relays;

• telephone and computer equipment; and

• wiring devices.

                AMI Doduco’s products are generally characterized by longer life cycles and slower technological change than those of Pulse. We believe that technological developments in some of the industries served by AMI Doduco, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, present growth opportunities for AMI Doduco.

                AMI Doduco generated $326.6 million, or 34.2% of our revenues, for the year ended December 29, 2006, and $254.8 million, or 41.3% of our revenues, for the year December 30, 2005. Note 19 to the consolidated financial statements contains additional segment information.

                In 2005, we received approximately $6.7 million for the sale of AMI Doduco’s bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented. Accordingly, historical amounts included in the Form 10-K have been restated to reflect the discontinued operation.

Products

                Pulse designs and manufactures a wide array of electronic components. These products are highly-customized to address our customers’ needs. The following table contains a list of some of Pulse’s key products:

Primary Products	Function	Application

Discrete Filter or Choke	Separates high and low frequency signals	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines, or DSL

Filtered Connector, which combines a filter with a connector and stand alone connector products	Removes interference, or noise, from circuitry and connects electronic applications	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles

Inductor/chip inductor	Regulates electrical current under conditions of varying load	AC/DC & DC/DC power supplies Mobile phones and portable devices

Power Transformer	Modifies circuit voltage	AC/DC & DC/DC power supplies

Signal Transformer	Limits distortion of signal as it passes from one medium to another	Analog circuitry Military/aerospace navigation and weapon guidance systems

Internal handset antenna and handset antenna modules	Captures communications signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other mobile terminal and information devices

Automotive coils	Powers a variety of automotive electronic devices	Automotive systems management

Mobile and portable antennas	Transmit non-cellular signals	Global positioning systems, automotive antennas and machine to machine communication

AMI Doduco designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of AMI Doduco’s key products:

Primary Products	Function	Application

Contact prematerial such as wire and metal tapes	Raw materials	Made into our customers’ and competitors’ electrical contact parts

Electrical contact parts, either discrete or affixed to precision stamped parts	Complete or interrupt an electrical circuit	Electrical switches, relays, circuit breakers and motor controls

Component subassemblies	Integrate contact with precision stampings and plastic housings	Sensors and control devices

Sales, Marketing and Distribution

                Pulse and AMI Doduco sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers’ organizations. This interaction extends throughout a product’s life cycle, engendering strong customer relationships. As of December 29, 2006, Pulse had approximately 78 salespeople and 14 sales offices worldwide and AMI Doduco had approximately 29 salespeople and 7 sales offices worldwide.

                We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

                We sell our products and services to original equipment manufacturers, which design, build and market end-user products. Pulse also sells its products to contract equipment manufacturers. We sometimes refer to original equipment manufacturers as “OEMs” and contract equipment manufacturers as “CEMs.” CEMs contract with OEMs to manufacture the OEM’s products. Many OEMs use CEMs primarily or exclusively to build their products. Nonetheless, OEMs generally control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, Pulse’s engineering and sales teams also maintain close relationships with CEMs and distributors. We also sell to independent distributors, which sell components and materials to both OEMs and CEMs.

                For the year ended December 29, 2006, no one customer of Pulse accounted for more than 10% of our consolidated net sales. However, a group of affiliated customers, when aggregated, are greater than 10%. On a pro forma basis for the 2005 period, had the acquisition of LK occurred on January 1, 2005, then the same group of customers most likely would have accounted for more than 10% of our consolidated net sales. These customers are a major cell phone manufacturer and a CEM for the cell phone manufacturer. No customer of either Pulse or AMI Doduco accounted for more than 10% of our consolidated net sales for the year ended December 31, 2004. Sales to our ten largest customers accounted for 38.0% of net sales for the year ended December 29, 2006 and 34.7% of net sales for the year ended December 30, 2005.

                An increasing percentage of our sales in recent years has been outside of the United States. For the year ended December 29, 2006, 87% of our net sales were outside of the United States. During the years ended December 30, 2005 and December 31, 2004, 84% and 79%, respectively, of our net sales were to customers outside of the United States. Sales made by Pulse to its customers outside the United States accounted for 90% of its net sales for the year ended December 29, 2006, 85% of its net sales for the year ended December 30, 2005 and 81% for the year ended December 31, 2004. Sales made by AMI Doduco to its customers outside the United States accounted for 82% of its net sales for the year ended December 29, 2006, 82% of its net sales for the year ended December 30, 2005 and 78% of its net sales for the year ended December 31, 2004.

Research, Development and Engineering

                Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers. We work closely with OEMs to identify their design and engineering requirements. We maintain strategically located design centers where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Our design process is a disciplined, orderly process that uses a product data management system to track the level of design activity enabling us to manage and improve how our engineers design products, and we typically own the customized designs used to make products.

                Pulse’s research, development and engineering expenditures were $35.0 million for the year ended December 29, 2006, $21.4 million for the year ended December 30, 2005 and $18.4 million for the year ended December 31, 2004. The increase at Pulse over the past three years is due to the inclusion of development and engineering expenditures of acquired companies since the date of acquisition. AMI Doduco’s research, development and engineering expenditures were $4.6 million for the year ended December 29, 2006, $4.1 million for the year ended December 30, 2005 and $4.1 million for the year ended December 31, 2004. We intend to continue to invest in personnel and new technologies to improve product performance.

Competition

                We believe we are a market leader in the primary markets we serve based on our estimates of the size of those markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Pulse or AMI Doduco on a global basis. However, both Pulse and AMI Doduco frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally, or through CEMs, manufacture some of the products offered by Pulse and AMI Doduco. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component operations. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products more efficiently. Increasingly, Pulse’s competitors are located in Asia and enjoy very low cost structures and very low cost of capital. Many of these competitors aggressively seek market share at the detriment of profits.

Competitive factors in the markets for our products include:

• price;

• product quality and reliability;

• global design and manufacturing capabilities;

• breadth of product line;

• customer service; and

• delivery time.

                We believe we compete favorably on the basis of each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our commitment to continually invest in and improve our manufacturing and designing resources and our close relationships with our customers’ engineers. The breadth of our product offering provides customers with the ability to satisfy their entire magnetic component or electrical contact needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities reduces our manufacturing costs, enabling us to price our products competitively.

Employees

                As of December 29, 2006, we had approximately 28,100 full-time employees as compared to 29,500 as of December 30, 2005. Of the 28,100 full-time employees, approximately 600 were located in the United States. No employees in the United States were covered by collective-bargaining agreements. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People’s Republic of China. Such employees numbered approximately 17,000 and 18,800 as of December 29, 2006 and December 30, 2005, respectively. We have not experienced any major work stoppages and consider our relations with our employees to be good.

Raw Materials

Raw materials necessary for the manufacture of our products include:

• precious metals such as silver;

• base metals such as copper and brass; and

• ferrite cores.

                We do not currently have significant difficulty obtaining any of our raw materials and do not currently anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities, such as copper, tungsten, nickel, silver and gold, and the market prices of a number of these commodities have been volatile in the last several years. Although we are not dependent on any one particular source of supply, several of our raw materials are only sold by a limited number of suppliers, which could affect on the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins or decreased sales if we are unable to pass along the price increase to our customers.

                AMI Doduco uses precious metals, primarily silver, in manufacturing about two thirds of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these precious metals through consignment arrangements with our suppliers. Leasing and consignment costs have historically been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the effect of fluctuations in the market price associated with owned precious metal. AMI Doduco’s terms of sale generally allow us to charge customers for the fabricated market value of silver on the day after we deliver the silver bearing product to the customer. See additional discussion of precious metals beginning on page 23.

Backlog

                Our backlog of orders at December 29, 2006 was $115.1 million compared to $73.0 million at December 30, 2005. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that our backlog is an accurate indicator of near-term business activity because rapid lead times, vendor managed inventory and other similar consignment type arrangements tend to distort the significance of backlog. Orders from these arrangements typically are not reflected in backlog.

Intellectual Property

                We own a number of patents and have acquired the use of patents of others under license agreements, which impose restrictions on other’s ability to utilize the intellectual property. We seek to limit disclosure of our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

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

                We are aware of environmental issues at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been completed and IDEM has issued us “no further action” letters for all of the remediated areas. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the impacted groundwater. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results. However, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

                The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins will suffer if we are unable to reduce our costs of production as sales prices decline.

An inability to adequately respond to changes in technology or customer needs may decrease our sales.

                Pulse operates in an industry characterized by rapid change caused by the frequent emergence of new technologies. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Similarly, at AMI Doduco, the performance and cost of electrical contacts are closely linked to alloys used in their production. Improving performance and reducing costs for our customers requires continuing development of new alloys and products. Our inability to react to changes in technology or customer needs quickly and efficiently may decrease our sales, thus reducing profitability.

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

                Our historical practice has been to rapidly integrate acquisitions into the existing business of the acquiring segment and to report financial performance on the segment level. As a result of this practice, we do not separately track the standalone performance of acquisitions after the date of the transaction. Consequently, investors cannot quantify the financial performance and success of any individual acquisition or the financial performance and success of a particular segment excluding the impact of acquisitions. In addition, our practice of rapidly integrating acquisitions into the financial performance of each segment may limit the ability of investors to analyze any trends in our operating results over time.

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

                We have grown over the last fifteen years, both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our businesses may be adversely affected.

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

• other base metals such as copper and brass; and

• ferrite cores.

                Some of these materials are produced by a limited number of suppliers. From time to time, we may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products. The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at prices that reduce our profit margins.

Costs associated with precious metals and base metals may not be recoverable.

                Some of our raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by holding the majority of our precious metal inventory through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after delivery to our customer and pass this cost on to our customer. We try to limit our exposure to base metal price fluctuations by attempting to pass through the cost of base metals to our customers, typically by indexing the cost of the base metal, so that our cost of the base metal closely relates to the price we charge our customers, but we may not always be successful in indexing these costs or fully passing through costs to our customers.

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
11

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

                We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow. In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’, manufacturing costs, our products may become more costly than our competitors’. Although we engage in limited hedging transactions, including foreign currency contracts, to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

                We manufacture and assemble most of our products in locations outside the United States, including the Peoples’ Republic of China, or “PRC”, Hungary and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

                Risks inherent in doing business internationally may include:

• the ability to repatriate cash on a timely basis;

• economic and political instability;

• expropriation and nationalization;

• trade restrictions;

• capital and exchange control programs;

• transportation delays;

• foreign currency fluctuations; and

•	unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

                Pulse has the majority of its manufacturing operations in the PRC, except for the automotive division. Our presence in the PRC has enabled Pulse to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia, which is subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

                We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC, Hungary and Tunisia. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense.

                In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, equipment write-offs or write downs and moving expenses, as well as certain adverse tax consequences including the loss of specialized tax incentives or non-deductible expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

                A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in currencies other than the U.S. dollar. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. For example, foreign exchange ceilings imposed by local governments and sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash transfers from time to time. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen.

                With the exception of approximately $21.4 million of retained earnings as of December 29, 2006 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.

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

                Pulse maintains extensive manufacturing operations in the PRC and Tunisia, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome or another public health epidemic or other natural disasters, could have a material adverse effect on our business and results of operations.

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

                We are aware of environmental issues at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been completed and IDEM has issued us “no further action” letters for all of the remediated areas. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the impacted groundwater. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results. However, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

Item 1b    Unresolved Staff Comments

                None

Item 2     Properties

                We are headquartered in Trevose, Pennsylvania where we lease 8,000 square feet of office space. Through Pulse and AMI Doduco, we operated 32 manufacturing plants in 10 countries as of December 29, 2006. We continually seek to size our operations in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek, whenever practical, to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

                The following is a list of the locations of our principal manufacturing facilities at December 29, 2006:

Pulse Location (1)	Approx. Square Ft. (2)	Owned/Leased	Approx. Percentage Used For Manufacturing

Ningbo, People’s Republic of China, or PRC (3)	363,000	Owned	80%
Zhuhai, PRC	323,000	Leased	100%
Dongguan, PRC	231,000	Leased	100%
Zhongshan, PRC	173,000	Leased	90%
Suzhou, PRC	132,000	Leased	100%
Kempele, Finland	117,000	Leased	80%
Bizerte, Tunisia	76,000	Owned	90%
Shenzhen, PRC	58,000	Leased	100%
Mianyang, PRC	51,000	Leased	100%
Herrenberg, Germany	36,000	Leased	100%
Vancouver, Washington	30,000	Leased	60%
Komarom, Hungary	18,000	Leased	75%
Meinerzagen, Germany	16,000	Leased	80%
Yang Mei, Taiwan (3)	14,000	Owned	80%
Bristol, Pennsylvania	12,000	Leased	50%

Total	1,650,000

(1)
In addition to these manufacturing locations, Pulse has 258,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Pulse’s headquarters in San Diego, California. In addition, Pulse leases approximately 1,663,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2)	Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

(3)	Primarily facilities of Full Rise Electronic Co., Ltd. (“FRE”), a majority owned subsidiary, of which we owned approximately 71% at December 29, 2006.

AMI Doduco Location (1)	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing

Pforzheim, Germany	490,000	Owned	65%
Sinsheim, Germany	222,000	Owned	60%
Export, Pennsylvania	115,000	Leased	80%
Tianjin, PRC	62,000	Leased	100%
Mexico City, Mexico	37,000	Leased	80%
Luquillo, Puerto Rico	32,000	Owned	80%
Madrid, Spain	31,000	Owned	90%

Total	989,000

(1)	Engineering, sales and administrative support functions for AMI Doduco are generally contained in these locations.

                We have developed our manufacturing processes in ways intended to maximize our economic profitability. Accordingly, Pulse legacy facilities maintain a cost structure that is labor intensive and highly variable. The labor intensity at Pulse legacy facilities enables us to increase and decrease production rapidly to contain costs during slower periods. Unlike Pulse legacy facilities, the Pulse antenna and automotive division’s manufacturing plants are highly automated and therefore very sensitive to the volume of production. AMI Doduco’s products tend to have longer business cycles, longer time to market and are more capital intensive than Pulse legacy products. As a result, we have automated or mechanized many functions at AMI Doduco facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create higher value added products and at a lower cost.

                Traditionally, our engineers design products to meet our customers’ product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. We also service customers that design their own components and outsource production of these components to us. We then build the components to the customer’s design.

                The productive capacity and extent of utilization of our facilities are difficult to quantify. In any one facility, maximum capacity and utilization vary periodically depending on the segment’s manufacturing strategies, the product being manufactured and the current market conditions and demand. We estimate that our average utilization of overall production capacity in 2006 was between 85% to 95% for Pulse and 70% to 80% for AMI Doduco.

Item 3     Legal Proceedings

                We are a party to various legal proceedings and other actions. See discussion in Note 11 to the consolidated financial statements. We expect litigation to arise in the normal course of business. Although it is difficult to predict the outcome of any legal proceeding, we do not believe these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4     Submission of Matters to a Vote of Security Holders

                None

Part II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

                Our common stock is traded on the New York Stock Exchange under the ticker symbol “TNL”. The following table reflects the highest and lowest sales prices in each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006 High	$24.04	$28.55	$30.85	$32.28
2006 Low	$16.78	$20.01	$18.20	$22.50

2005 High	$19.03	$15.28	$15.52	$18.05
2005 Low	$14.35	$12.20	$12.55	$14.14

                On December 29, 2006, there were approximately 1,121 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings in Item 7, Liquidity and Capital Resources, and in Note 12 of Notes to consolidated financial statements.

                We used $14.2 million for dividend payments during the year ended December 29, 2006. On October 31, 2006, we announced a quarterly cash dividend of $0.0875 per common share, payable on January 19, 2007 to shareholders of record on January 5, 2007. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the first quarter of 2007. We expect to continue making quarterly dividend payments for the foreseeable future. We used $10.6 million for dividend payments during the year ended December 30, 2005 and did not declare or pay cash dividends on our common stock during the year ended December 31, 2004.

Information as of December 29, 2006 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,005,000	$18.99	2,985,579

Equity compensation plans not approved by security holders	0	0	0

Total	6,005,000	$18.99	2,985,579

                On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares, or (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the Employee Stock Purchase Plan was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,985,579 shares remaining available for future issuance, 2,130,549 shares are attributable to our Restricted Stock Plan and our Stock Option Plan, 812,099 shares are attributable to our Employee Stock Purchase Plan, and 42,931 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock based compensation plans.

Comparison of Five-Year Cumulative Total Return

               The following graph compares the growth in value on a total-return basis of $100 investments in Technitrol, the Russell 2000® Index and the Dow Jones Electrical Components and Equipment Industry Group Index between December 28, 2001 and December 29, 2006. Total-return data reflect closing share prices on the final day of each Technitrol fiscal year. Cash dividends paid are considered as if reinvested. The graph does not reflect intra-year price fluctuations.

               The Russell 2000® Index consists of the 2,000 smallest companies and about 8% of the total market capitalization of the Russell 3000® Index. The Russell 3000 represents about 98% of the investable U.S. equity market. As of the latest reconstitution, the average market capitalization of the Russell 2000 was approximately $762.8 million.

               At December 29, 2006, the Dow Jones U.S. Electrical Components and Equipment Index included the common stock of Amphenol Corp., Anaren, Inc., Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Belden CDT, Inc., Benchmark Electronics, Inc., Commscope, Inc., Cooper Industries Ltd. Class A, CTS Corp., Emerson Electric Co., Energy Conversion Devices, Inc., Flextronics International, Ltd., FuelCell Energy, Inc., General Cable Corp., GrafTech International Ltd., Hubbell Inc. Class B, Itron, Inc., Jabil Circuit, Inc., Kemet Corp., Littelfuse, Inc., Methode Electronics, Inc., Molex, Inc. and Molex, Inc. Class A, Park Electrochemical Corp., Plexus Corp., Power-One, Inc., Powerwave Technologies, Inc., Regal-Beloit Corp., Sanmina-SCI Corp., Solectron Corp., SPX Corp., Technitrol, Inc., Thomas & Betts Corp., Wesco International, Inc. and Vishay Intertechnology, Inc.

	2001	2002	2003	2004	2005	2006

Technitrol	$100.00	$59.42	$73.08	$64.30	$61.48	$87.27
Russell 2000® Index	100.00	78.89	115.40	137.12	143.36	169.69
Dow Jones U.S. Electrical Components & Equipment Index	100.00	57.97	95.37	89.93	92.30	104.09
18

Item 6 Selected Financial Data (in thousands, except per share amounts)

	2006(10)(9)	2005(8)(7)	2004(6)(5)	2003(4)	2002(3)

Net sales	$954,096	$616,378	$561,298	$494,856	$391,316
Earnings (loss) from continuing operations before cumulative effect of accounting change	$56,895	$(24,428)	$7,107	$12,333	$(28,644)
Cumulative effect of accounting change, net of income taxes	75	(564)	—	—	(15,738)
Net earnings (loss) from discontinued operations	233	(472)	(179)	(345)	845

Net earnings (loss)	$57,203	$(25,464)	$6,928	$11,988	$(43,537)

Basic earnings per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$1.41	$(0.61)	$0.18	$0.31	$(0.77)
Cumulative effect of accounting change, net of income taxes	0.00	(0.01)	—	—	(0.42)
Net earnings (loss) from discontinued operations	0.01	(0.01)	(0.01)	(0.01)	0.02

Net earnings (loss)	$1.42	$(0.63)	$0.17	$0.30	$(1.17)

Diluted earnings per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$1.40	$(0.61)	$0.18	$0.31	$(0.77)
Cumulative effect of accounting change, net of income taxes	0.00	(0.01)	—	—	(0.42)
Net earnings (loss) from discontinued operations	0.01	(0.01)	(0.01)	(0.01)	0.02

Net earnings (loss)	$1.41	$(0.63)	$0.17	$0.30	$(1.17)

Total assets	$770,880	$686,302	$636,528	$588,894	$547,706
Total long-term debt	$57,391	$83,492	$7,255	$6,837	$16,348
Shareholders’equity	$480,429	$418,664	$464,862	$448,750	$422,059
Net worth per share	$11.79	$10.33	$11.49	$11.14	$10.52
Working capital (1)	$189,004	$209,841	$238,898	$199,770	$235,579
Current ratio	2.0 to 1	2.1 to 1	2.9 to 1	2.7 to 1	3.2 to 1
Number of shares outstanding:
Weighted average, including common stock equivalents	40,594	40,297	40,411	40,171	37,281
Year end	40,751	40,529	40,448	40,279	40,130
Dividends declared per share (2)	$0.35	$0.35	$—	$—	$—
Price range per share:
High	$32.28	$19.03	$23.28	$24.43	$31.40
Low	$16.78	$12.20	$16.10	$13.50	$12.66

(1)	Includes cash and cash equivalents and current installments of long-term debt.
(2)	On February 2, 2005 we resumed the practice of paying a quarterly dividend.
(3)	During 2002, we recorded a cumulative effect of accounting change of $15.7 million net of income tax benefit, and a $32.1 million intangible asset impairment, less a $12.8 million tax benefit.
(4)	On January 9, 2003 we purchased Eldor High Tech Wire Wound Components S.r.L. for $83.9 million in cash.
(5)	During 2004, we recorded $18.5 million in intangible asset impairments, less a $2.2 million tax benefit.
(6)
On September 13, 2004 we acquired a controlling interest in Full Rise Electronic Co., Ltd. (“FRE”), and began consolidating FRE’s results, less a minority interest. Our investment in FRE was previously accounted for under the equity method. Our ownership percentage in FRE was approximately 71% as of December 29, 2006.

(7)	On September 8, 2005, we purchased LK Products Oy for $111.1 million in cash.
(8)
During 2005, we recorded a charge for a cumulative effect of accounting change of $0.6 million net of an income tax benefit which is included in net (loss) earnings from continuing operations. Additionally, we recorded a $37.1 million intangible asset impairment and an $8.9 million fixed asset impairment, less a $0.2 million tax benefit.

(9)	On January 4, 2006, we acquired the ERA Group for $53.4 million in cash financed primarily through borrowings from our multi-currency credit facility.
(10)	During 2006, we included an after-tax gain of $0.1 million in net (loss) earnings from continuing operations due to a cumulative effect of accounting change.
19

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

                This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 8 through 14.

Critical Accounting Policies

                The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in pages 42 through 44 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expense, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

                Severance and Asset Impairment Expense.  We record severance, tangible asset impairments and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time the action is initiated. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether certain requirements are met in accordance with the applicable accounting guidance, such costs would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings.

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

                Historically, the gross margin at Pulse has been significantly higher than at AMI Doduco. As a result, the mix of net sales generated by Pulse and AMI Doduco during a period affects our consolidated gross margin. Additionally, our gross margin is affected by our acquisitions, such as LK and ERA. Our gross margin is also significantly affected by capacity utilization, particularly in higher fixed-cost operations in AMI Doduco and Pulse’s antenna and automotive divisions. AMI Doduco’s, and to a lesser extent Pulse’s, gross margin is also affected by the price of precious and non-precious metals that are passed through to customers at nominal margins. Pulse’s markets are characterized by relatively short product life cycles compared to AMI Doduco. As a result, significant product turnover occurs each year. Therefore, Pulse’s changes in average selling prices do not necessarily provide a meaningful and quantifiable measure of Pulse’s operations. AMI Doduco has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Pulse. Many of AMI Doduco’s products are sold under annual (or longer) purchase contracts. Therefore, AMI Doduco’s revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at AMI Doduco and Pulse’s consumer, antenna and automotive divisions are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro.

                Acquisitions.  Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets has been facilitated by an acquisition. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. We acquired a controlling interest in FRE in late 2004. FRE is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies such products to Pulse under a cooperation agreement. LK was acquired in September 2005 for approximately $111.1 million, net of cash acquired and including acquisition costs and the consideration resulting from an earn-out provision. LK is based in Kempele, Finland, and is a producer of internal antennas and integrated modules for mobile communications and information devices. ERA was acquired in January 2006 for approximately $53.4 million, net of cash acquired and including acquisition costs. ERA is based in Herrenberg, Germany and is a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. We purchased Larsen from Radiall Incorporated in December 2006. Larsen is headquartered in Vancouver, Washington and manufactures advanced antenna systems for non-cellular wireless and automotive applications. We will continue to pursue additional growth opportunities.

                Divestiture.   In 2005, we received approximately $6.7 million for the sale of AMI Doduco’s bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

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

                Cost Reduction Programs. As a result of our focus on both economic and operating profit, we will aggressively size both Pulse and AMI Doduco so that costs are optimally matched to current and anticipated future revenues and unit demand. We continue to engage in a succession of cost reduction initiatives and programs. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment.

                In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to further streamline operations at Pulse and AMI Doduco. These include severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals will be paid by March 30, 2007, except for remaining lease or severance payments to be made over a specified term.

                In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to writedown the value of certain fixed assets to their disposal values. The majority of these accruals were paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

                In the year ended December 31, 2004, we accrued $9.0 million which included severance and related payments of $7.5 million to terminate manufacturing and support personnel and $1.5 million to write down the value of certain fixed assets to their disposal values. The vast majority of these accruals were utilized by the end of the second quarter in 2005. Additionally we recorded an intangible asset impairment of $18.9 million related to acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

                International Operations.  As of December 29, 2006, we had manufacturing operations in 10 countries and had no significant net sales in currencies other than the U.S. dollar, the euro and the Chinese renminbi. A large percentage of our sales in recent years have been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar, renminbi and the euro. AMI Doduco’s European and Pulse’s consumer and automotive division sales are denominated primarily in euro. Pulse’s antenna division sales are denominated primarily in euro and renminbi. Sales and earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in Pulse’s consumer, antenna and automotive divisions and AMI Doduco’s European operations may be worth more or less in U.S. dollars after translation for our U. S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency -denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

                In order to reduce our exposure resulting from currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. As of December 29, 2006, we did not have any forward contracts or currency options in place.

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

Results of Operations

Year ended December 29, 2006 compared to the year ended December 30, 2005

                Net Sales.   Net sales for the year ended December 29, 2006 increased $337.7 million, or 54.8%, to $954.1 million from $616.4 million in the year ended December 30, 2005. Our sales increase from 2005 was primarily attributable to the inclusion of a full year of antenna division net sales, the addition of automotive division net sales beginning in January 2006 and higher pass-through costs of precious and non-precious metals at AMI Doduco.

                Pulse’s net sales increased $265.9 million, or 73.5%, to $627.5 million for the year ended December 29, 2006 from $361.6 million in the year ended December 30, 2005. Pulse sales benefited from the inclusion of antenna division net sales for a full year and automotive division sales from the time of acquisition in January 2006. In addition, Pulse’s net sales in 2006 increased as compared to 2005 as a result of higher net sales in the networking, telecommunications and power conversion businesses.

                AMI Doduco’s net sales increased $71.8 million, or 28.2%, to $326.6 million for the year ended December 29, 2006 from $254.8 million in the year ended December 30, 2005. This was primarily a result of higher prices for silver and other precious and non-precious metals which were passed on to customers and, to a lesser extent, increased global demand.

                Cost of Sales.   Our cost of sales increased $261.5 million, or 55.2%, to $735.0 million for the year ended December 29, 2006 from $473.5 million for the year ended December 30, 2005 primarily due to higher net sales.

Included in cost of sales for the year-ended December 29, 2006 is approximately $5.0 million of accelerated depreciation related to equipment taken out of service before the end of its originally intended useful life. Our consolidated gross margin for the year ended December 29, 2006 was 23.0%, compared with 23.2% in the year ended December 30, 2005.

                Selling, General and Administrative Expenses.  Total selling, general and administrative expenses for the year ended December 29, 2006 increased $32.2 million to $139.0 million from $106.8 million for the year ended December 30, 2005. The increase in expense for the year ended December 29, 2006 is primarily a result of the inclusion of Pulse antenna division and automotive division spending in the 2006 period. As a percentage of net sales, selling, general and administrative expenses was 14.6% in the year ended December 29, 2006 versus 17.3% in the comparable period of 2005, or a decrease of 2.7% of net sales. Decreased spending as a percentage of net sales was a result of an overall leveraging of operating costs across a larger sales base. Additionally, the restructuring actions that we took over the past year to reduce costs contributed to lower operating expenses as a percentage of net sales.

                Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 29, 2006 and December 30, 2005 respectively, RD&E by segment was as follows (dollars in thousands):

	2006	2005

Pulse	$35,045	$21,359
Percentage of segment sales	5.6%	5.9%

AMI Doduco	$4,540	$4,137
Percentage of segment sales	1.4%	1.6%

                Higher RD&E spending in 2006 at Pulse is attributable to activities at the Pulse antenna and automotive divisions since their acquisition dates. As a percentage of sales, RD&E spending was lower in 2006 then in 2005. Strong end-user demand at Pulse and AMI Doduco, as well as higher pass-through costs of silver and other metals at AMI Doduco, resulted in increased sales that were greater on a percentage basis then increases in RD&E spending. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continued at an aggressive pace during 2006 and into 2007.

                Severance and Asset Impairment Expense.  Total severance and asset impairment expense for the year ended December 29, 2006 decreased $44.2 million, to $8.8 million from $53.0 million for the year ended December 30, 2005. The decrease in the 2006 period is primarily attributable to $46.0 million of asset impairments related to the Pulse consumer division which were recognized in the 2005 period.

                In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to further streamline operations at Pulse and AMI Doduco. These include severance and related payments of $6.8 million to manufacturing and support personnel and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals will be paid by March 30, 2007, except for remaining lease or severance payments to be made over a specified term.

                In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to writedown the value of certain fixed assets to their disposal values. The majority of these accruals were paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

                Interest.  Net interest expense was $5.3 million for the year ended December 29, 2006 compared to net interest income of $1.4 million for the year ended December 30, 2005. The increase in interest expense in the 2006 period is primarily attributable to higher precious metal leasing costs, expenses resulting from increased average borrowings from our multi-currency credit facility and a lower balance of invested cash in the 2006 period as compared to 2005. Recurring aggregate components of interest expense, such as bank commitment fees, approximated those of 2005.

                Other Income (Expense).  Other income (expense) was $4.1 million of income for the year ended December 29, 2006 versus $1.7 million of expense for the year ended December 30, 2005. The change is primarily attributable to foreign exchange gains of approximately $3.9 million in the 2006 period as compared to foreign exchange losses of approximately $2.2 million in the 2005 period. On average, the euro to US dollar exchange rate increased during 2006 whereas it decreased during 2005. This factor, along with increased international activity in 2006, resulted in an overall increase of foreign exchange gains.

                Income Taxes.  The effective income tax rate for the year ended December 29, 2006 was 16.7% compared to (35.5%) for the year ended December 30, 2005. The tax rate in 2006 reflects a higher proportion of income being attributable to low-tax jurisdictions. In 2005, the non-deductibility of the Pulse consumer division impairment charge, a $7.3 million charge related to the Section 965 dividend and the effect of non-deductible restructuring expenses in high-tax jurisdictions negatively impacted the tax rate.

                Minority Interest.   Minority interest was $1.5 million for the year ended December 29, 2006 versus $0.9 million for the year ended December 30, 2005. The increase in minority interest expense was due to the improved financial performance of FRE, which was offset by our increased ownership percentage of FRE in the 2006 period as compared to 2005.

Results of Operations

Year ended December 30, 2005 compared to the year ended December 31, 2004

                Net Sales.   Net sales for the year ended December 30, 2005 increased $55.1 million, or 9.8%, to $616.4 million from $561.3 million in the year ended December 31, 2004. Our sales increase from 2004 was primarily attributable to the inclusion of LK Products Oy (“LK”) net sales from the time of acquisition in September 2005, the inclusion of Full Rise Electronic Co., Ltd. (“FRE”) net sales from the time we acquired a controlling interest in September 2004, and to improvement in the markets for AMI Doduco. Pulse’s increase in net sales also reflects the inclusion of LK’s net sales from the time of acquisition in September 2005 and FRE’s net sales from the time we acquired a controlling interest in September 2004. AMI Doduco’s increase in net sales was primarily due to higher prices for precious and non-precious metals, as well as stronger economic growth and successes in AMI Doduco’s efforts to increase its market share.

                Pulse’s net sales increased $41.4 million, or 12.9%, to $361.6 million for the year ended December 30, 2005 from $320.2 million in the year ended December 31, 2004. Pulse sales benefited from the inclusion of LK’s net sales from the time of acquisition in September 2005 and FRE’s net sales for twelve months of 2005. However, sales derived from the consumer division (which are denominated in euros) were lower than in the 2004 period. Additionally, revenues from networking, telecommunications, power conversion and military/aerospace markets were lower overall in 2005 than in 2004.

                AMI Doduco’s net sales increased $13.7 million, or 5.7%, to $254.8 million for the year ended December 30, 2005 from $241.1 million in the year ended December 31, 2004. The sales benefited from higher prices for precious and non-precious metals which were passed on to customers. Sales in the 2005 period reflect improving demand in North America and Europe, and were also favorably affected by certain increases related to new long-term contracts with major customers.

                Cost of Sales.   Our cost of sales increased $57.5 million, or 13.8%, to $473.5 million for the year ended December 30, 2005 from $416.0 million for the year ended December 31, 2004 primarily due to higher net sales. Our consolidated gross margin for the year ended December 30, 2005 was 23.2%, compared with 25.9% in the year ended December 31, 2004. Our consolidated gross margin in 2005 was negatively affected by:

•	decreased gross margin on Pulse consumer division sales, which was negatively impacted by the continuing weak U.S. dollar relative to the euro and lower demand for television sets in Europe;

•	increases in statutory minimum wages and social costs in China; and

•	higher costs for pass through materials at AMI Doduco.

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

                Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 30, 2005 and December 31, 2004 respectively, RD&E by segment was as follows (dollars in thousands):

	2005	2004

Pulse	$21,359	$18,420
Percentage of segment sales	5.9%	5.8%

AMI Doduco	$4,137	$4,080
Percentage of segment sales	1.6%	1.7%

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

                In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to writedown the value of certain fixed assets to their disposal values. The majority of these accruals were paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

                In the year ended December 31, 2004, we accrued $9.0 million which included severance and related payments of $7.5 million to terminate manufacturing and support personnel and $1.5 million to write down the value of certain fixed assets to their disposal values. The vast majority of these accruals were utilized by the end of the second quarter in 2005. Additionally, we recorded an intangible asset impairment of $18.9 million related to acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

                Interest.  Net interest income was $1.4 million for the year ended December 30, 2005 compared to net interest expense of $0.3 million for the year ended December 31, 2004. The higher average balance of invested cash in 2005 over the comparable period in 2004, combined with a higher interest income yield, resulted in higher interest income. Partially offsetting the increase in interest income was an increase in interest expense related to outstanding borrowings from our credit facility and the inclusion of FRE’s interest expense. Recurring aggregate components of interest expense, such as silver leasing fees, interest on bank debt and bank commitment fees, approximated those of 2004.

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

                Equity Earnings in Minority-Owned Investments.  Equity earnings in minority-owned investments were $0.8 million for the year ended December 31, 2004. Since we acquired control of FRE in September 2004, we consolidate FRE’s results, and we no longer record equity earnings from FRE. Rather, the full consolidation of FRE and related minority interest expense is reflected in our financial statements beginning in the year ended December 30, 2005.

                Income Taxes.  The effective income tax rate for the year ended December 30, 2005 was (35.5%) compared to 31.3% for the year ended December 31, 2004. The 2005 effective rate is based on a $6.2 million provision on a $17.3 million loss, versus a $3.5 million provision on $11.3 million profit in 2004. The tax rate in 2005 reflects a higher proportion of income being attributable to high-tax jurisdictions, the impact of non-deductible restructuring expenses in high-tax jurisdictions, a $7.3 million charge related to the Section 965 dividend and the tax effects of intangible asset impairments.

                Minority Interest.   Minority interest was $0.9 million of expense for the year ended December 30, 2005 versus $0.7 million for the year ended December 31, 2004. Since the date we acquired control of FRE on September 13, 2004, we began consolidating FRE’s results with our own.

Liquidity and Capital Resources

                Working capital as of December 29, 2006 was $189.0 million, compared to $209.8 million as of December 30, 2005. This decrease of $20.8 million was primarily due to decreases in cash and cash equivalents, which was partially offset by increases in trade receivables and inventories. Cash and cash equivalents, which are included in working capital, decreased from $173.7 million as of December 30, 2005 to $87.2 million as of December 29, 2006 primarily due to acquisition-related uses detailed below. Our working capital was impacted by the addition of ERA as of the acquisition date in January 2006.

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

                Net cash provided by operating activities was $78.5 million for the year ended December 29, 2006 and $44.6 million in the comparable period of 2005, an increase of $33.9 million. This increase was primarily attributable to higher net earnings from continuing operations, excluding intangible asset impairments and losses on disposal of fixed assets, if any.

                Capital expenditures were $25.4 million during the year ended December 29, 2006 and $16.3 million in the comparable period of 2005. The increase of $9.1 million in the 2006 period compared to 2005 was due primarily to expenditures at the Pulse antenna and automotive divisions partially offset by lower expenditures at FRE. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

                We used $91.8 million for acquisitions during the year ended December 29, 2006 and $90.0 million for acquisitions during year ended December 30, 2005, net of cash acquired in both years. The 2006 expenditures relate to our acquisition of ERA in January 2006, a payment related to our acquisition of LK, additional investments in FRE and to our acquisition of Larsen. The 2005 expenditures related to the acquisition of LK in September 2005 and an additional investment in FRE. We may acquire other businesses or product lines to expand our breadth and scope of operations.

                We used $14.2 million for dividend payments during the year ended December 29, 2006. On October 31, 2006 we announced a quarterly cash dividend of $0.0875 per common share, payable on January 19, 2007 to shareholders of record on January 5, 2007. This quarterly dividend will result in a cash payment to shareholders of approximately $3.5 million in the first quarter of 2007. We paid cash dividends of $10.6 million during the year ended December 30, 2005. We expect to continue making quarterly dividend payments for the foreseeable future.

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
27

                The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment as noted above.

                Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of December 29, 2006.

                As of December 29, 2006, we had $50.6 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of December 29, 2006 was approximately $148.0 million. Please refer to Note 7 in the Notes to Consolidated Financial Statements.

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

                At December 29, 2006, we included $1.8 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE’s financial statements. FRE has a total credit limit of approximately $3.2 million in U.S. dollar equivalents as of December 29, 2006. Neither Technitrol, nor any of its wholly-owned subsidiaries, has guaranteed or otherwise participated or assumed any responsibility for the current or future indebtedness of FRE.

                We had four standby letters of credit outstanding at December 29, 2006 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business.

                We had commercial commitments outstanding at December 29, 2006 of approximately $135.8 million due under precious metal consignment-type leases. This represents an increase of $48.0 million from the $87.8 million outstanding as of December 30, 2005 and is attributable to volume increases and higher average silver prices during 2006.

                As of December 29, 2006, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Debt	$59,162	$1,831	$6,750	$50,581	$—
Operating leases	31,167	10,131	13,179	3,904	3,953

Total	$90,329	$11,962	$19,929	$54,485	$3,953

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

                All retained earnings are free from legal or contractual restrictions as of December 29, 2006, with the exception of approximately $21.4 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $21.4 million is $2.2 million of retained earnings of FRE of which we own approximately 71%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

                In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, the Company repatriated $52.0 million of foreign earnings, net of $7.3 million of income taxes. Prior to the passage of the AJCA, the undistributed earnings of our foreign subsidiaries, with the exception of approximately $40.0 million, were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (“APB 23”), Accounting for Income Taxes - Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. As of December 29, 2006, the remaining offshore earnings, with the exception of approximately $40.0 million, are intended to be indefinitely invested abroad and no provision for U.S. federal or state income taxes has been provided in accordance with APB 23.

New Accounting Pronouncements

                In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 123(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. Adoption of the standard resulted in a decrease in other assets of approximately $0.8 million, a decrease in deferred income taxes of $0.6 million, a decrease in other long-term liabilities of approximately $2.4 million and an increase to accumulated other comprehensive income of approximately $1.0 million, net of tax.

              In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We are required to adopt this statement starting in 2008 and we are currently evaluating the effect that SFAS 157 will have on our consolidated financial statements.

                In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return or otherwise. We are required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

                In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We have elected to adopt the alternative method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

                In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed, however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. SFAS 123(R) became effective at the beginning of our fiscal 2006. Adoption of this standard resulted in $0.1 million of income recognized as a cumulative effect of accounting change in the year ended December 29, 2006.

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

                The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 29, 2006. As the majority of our long-term borrowings are subject to variable interest rates, we estimate that the carrying amount of our variable rate long-term debt approximates fair value (dollars in thousands):

	2007	2008	2009	2010	2011	There- After	Total	Approx. Fair Value

Liabilities
Short-term debt
Fixed rate:
Renminbi (1)	$1,771	—	—	—	—	—	$1,771	$1,771
Weighted average interest rate	5.70%	—	—	—	—	—

Long-term debt
Fixed rate:
Euro (1)	$60	—	$6,750	—	—	—	$6,810	$6,848
Weighted average interest rate	9.02%	—	5.65%	—	—	—

Variable rate:
U.S. Dollar	—	—	—	$25,500	—	—	$25,500	$25,500
Euro (1)	—	—	—	$25,081	—	—	$25,081	$25,081
Weighted average interest rate	—	—	—	5.11%	—	—

       (1)  U.S. dollar equivalent

Foreign Currency Risk

                As of December 29, 2006, substantially all of our cash was denominated in currencies other than the U.S. dollar. We conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries. We may utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This would allow us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there could be two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. In the past, we reduced the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we would consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 29, 2006, we had no foreign currency forward contracts outstanding. However, we did utilize foreign currency forwards during the year ended December 29, 2006.

                The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under “Liabilities” represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our foreign currency long-term debt as of December 29, 2006. As the majority of our long-term borrowings are subject to variable interest rates, we estimate that the carrying amount of our variable rate long-term debt approximates fair value. (dollars in thousands):

	2007	2008	2009	2010	2011	There- After	Total	Approx. Fair Value

Assets
Cash and equivalents
Renminbi (1)	$31,501	—	—	—	—	—	$31,501	$31,501
Euro (1)	$29,701	—	—	—	—	—	$29,701	$29,701
Other currencies (1)	$2,387	—	—	—	—	—	$2,387	$2,387

Liabilities
Short-term debt
Fixed rate:
Renminbi(1)	$1,771	—	—	—	—	—	$1,771	$1,771
Weighted average interest rate	5.70%	—	—	—	—	—

Long-term debt
Fixed rate:
Euro (1)	$60	—	$6,750	—	—	—	$6,810	$6,848
Weighted average interest rate	9.02%	—	5.65%	—	—	—

Variable rate:
Euro (1)	—	—	—	$25,081	—	—	$25,081	$25,081
Weighted average interest rate	—	—	—	4.26%	—	—

(1)	U.S. dollar equivalent

Item 8     Financial Statements and Supplementary Data

                Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 37 and from the consolidated financial statements and supplementary schedule on pages 38 through 63.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

Item 9a     Controls and Procedures

Controls and Procedures

                Based on their evaluation as of December 29, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 29, 2006, our internal control over financial reporting is effective based on these criteria. On January 4, 2006, the Company acquired all of the capital stock of the ERA Group (“ERA”). Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, ERA’s internal control over financial reporting, as of and for the year ended December 29, 2006. ERA’s total assets were $92 million as of December 29, 2006 and total revenues were $92 million for the year ended December 29, 2006. Our independent registered public accounting firm’s, KPMG, LLP, audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of ERA. Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

                There were no changes in our internal controls over financial reporting during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Technitrol, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the ERA Group during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, ERA Group’s internal control over financial reporting associated with total assets of $92 million and total revenues of $92 million included in the consolidated financial statements of Technitrol, Inc. and subsidiaries as of and for the year ended December 29, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the ERA Group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 29, 2006, and the related financial statement schedule, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and the financial statements schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2007

Item 9b    Other Matters

                None

Part III

Item 10     Directors and Executive Officers of the Registrant

                The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2007 Annual Shareholders Meeting.

                We make available free of charge within the Investor Information section of our Internet website, at www.technitrol.com, and in print to any shareholder who requests, our Statement of Principles Policy and all of our Board and Committee charters. Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900, extension 8428. We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11     Executive Compensation

                The disclosure required by this item is incorporated by reference to the sections entitled, “Executive Compensation,” “Executive Employment Arrangements,” “Board Stock Ownership” and “Compensation Committee Interlocks and Insider Participation” in connection with our 2007 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2007 Annual Shareholders Meeting.

Information as of December 29, 2006 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,005,000	$18.99	2,985,579

Equity compensation plans not approved by security holders	0	0	0

Total	6,005,000	$18.99	2,985,579

                On May 15, 1981, our shareholders approved an incentive compensation plan (ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and an Employee Stock Purchase Plan. The maximum number of shares which may be issued under our Employee Stock Purchase Plan is 1,000,000 shares, provided, however, that such amount will be automatically increased annually beginning on August 1, 2002 in an amount equal to the lesser of (a) 200,000 shares or, (b) two percent (2%) of the outstanding common stock as of the last day of the prior fiscal year or alternatively (c) such an amount as may be determined by our board of directors. In 2003, our board of directors determined that no increase for 2003 or 2004 should be made. During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,985,579 shares remaining available for future issuance, 2,130,549 shares are attributable to our Restricted Stock Plan and our Stock Option Plan, 812,099 shares are attributable to our Employee

Stock Purchase Plan, and 42,931 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock based compensation plans.

Item 13    Certain Relationships and Related Transactions

                None

Item 14    Principal Accountant Fees and Services

                The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountants” in our definitive proxy statement to be used in connection with our 2007 Annual Shareholders Meeting.

Part IV Item 15 Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Financial Statements

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 64 through 66 of this report.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries (the “Company”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 29, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective approach, effective December 31, 2005. Also, as discussed in Note 9, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 29, 2006. As disclosed in Note 10, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2007

Technitrol, Inc. and Subsidiaries Consolidated Balance Sheets December 29, 2006 and December 30, 2005 In thousands, except per share data

Assets	2006	2005

Current assets:
Cash and cash equivalents	$87,195	$173,664
Trade receivables, net	160,083	136,115
Inventories	106,397	73,598
Prepaid expenses and other current assets	31,121	20,174

Total current assets	384,796	403,551

Property, plant and equipment	248,209	212,390
Less accumulated depreciation	140,863	119,492

Net property, plant and equipment	107,346	92,898
Deferred income taxes	16,135	13,079
Goodwill, net	220,528	142,881
Other intangibles, net	32,334	31,648
Other assets	9,741	2,245

	$770,880	$686,302

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$60	$50,795
Short-term debt	1,771	3,219
Accounts payable	97,593	67,929
Accrued expenses and other current liabilities	96,368	71,767

Total current liabilities	195,792	193,710

Long-term liabilities:
Long-term debt, excluding current installments	57,331	32,697
Deferred income taxes	13,323	13,925
Other long-term liabilities	14,314	14,680

Commitments and contingencies (Note 11)
Minority interest	9,691	12,626
Shareholders’ equity:
Common stock: 175,000,000 shares authorized; 40,750,693 and 40,529,151 outstanding in 2006 and 2005, respectively; $0.125 par value per share and additional paid-in capital	218,919	215,560
Retained earnings	243,084	200,108
Deferred compensation	—	(1,234)
Other comprehensive income	18,426	4,230

Total shareholders’ equity	480,429	418,664

	$770,880	$686,302

See accompanying Notes to Consolidated Financial Statements.
38

Technitrol, Inc. and Subsidiaries Consolidated Statements of Operations Years ended December 29, 2006, December 30, 2005 and December 31, 2004 In thousands, except per share data

	2006	2005	2004

Net sales	$954,096	$616,378	$561,298
Cost of sales	735,006	473,535	415,966

Gross profit	219,090	142,843	145,332
Selling, general and administrative expenses	138,971	106,797	108,618
Severance and asset impairment expense	8,829	53,036	27,851

Operating profit (loss)	71,290	(16,990)	8,863
Other (expense) income:
Interest income	1,223	3,480	1,550
Interest expense	(6,551)	(2,128)	(1,888)
Other, net	4,124	(1,690)	1,979
Equity method investment earnings	—	—	787

Earnings (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	70,086	(17,328)	11,291
Income taxes	11,680	6,161	3,529
Minority interest expense	1,511	939	655

Earnings (loss) from continuing operations before cumulative effect of accounting change	56,895	(24,428)	7,107
Cumulative effect of accounting change, net of income taxes	75	(564)	—
Net earnings (loss) from discontinued operations	233	(472)	(179)

Net earnings (loss)	$57,203	$(25,464)	$6,928

Per share data:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$1.41	$(0.61)	$0.18
Cumulative effect of accounting change, net of income taxes	0.00	(0.01)	—
Net earnings (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net earnings (loss)	$1.42	$(0.63)	$0.17

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$1.40	$(0.61)	$0.18
Cumulative effect of accounting change, net of income taxes	0.00	(0.01)	—
Net earnings (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net earnings (loss)	$1.41	$(0.63)	$0.17

See accompanying Notes to Consolidated Financial Statements.
39

Technitrol, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 29, 2006, December 30, 2005 and December 31, 2004 In thousands

	2006	2005	2004

Cash flows from operating activities-continuing operations:
Net earnings (loss)	$57,203	$(25,464)	$6,928
(Earnings) loss from discontinued operations, net	(233)	472	179
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of income taxes	(75)	564	—
Depreciation and amortization	33,883	22,158	23,945
Tax effect of stock compensation	(110)	(37)	(117)
Stock incentive plan expense	3,283	3,562	3,482
Minority interest in net earnings of consolidated subsidiary	1,511	939	655
Loss on disposal or sale of assets	431	10,660	941
Intangible asset impairment, net of income taxes	—	37,047	16,301
Deferred taxes	(2,937)	7,749	(2,553)
Severance and asset impairment expense, net of cash payments (excluding loss on disposal of assets and intangible asset impairments, net of taxes)	980	1,137	1,881
Inventory write downs	8,051	5,334	6,106
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables	(9,645)	(19,381)	5,861
Inventories	(21,896)	(2,787)	(9,449)
Prepaid expenses and other current assets	(758)	1,592	(238)
Accounts payable	12,735	18,277	(8,895)
Accrued expenses	(2,128)	(14,798)	(5,143)
Other, net	(1,832)	(2,455)	(3,106)

Net cash provided by operating activities	78,463	44,569	36,778

Cash flows from investing activities-continuing operations:
Acquisitions, net of cash acquired of $1,285, $357 and $11,700 in 2006, 2005 and 2004, respectively	(91,824)	(90,012)	(5,088)
Proceeds from sale of business	—	6,724	—
Capital expenditures, excluding acquisitions	(25,357)	(16,253)	(10,945)
Purchase of grantor trust investments available for sale	(7,151)	—	—
Proceeds from sale of property, plant and equipment	3,565	2,009	1,001
Foreign currency impact on intercompany lending	(6,106)	8,868	(6,407)

Net cash used in investing activities	(126,873)	(88,664)	(21,439)

Cash flows from financing activities-continuing operations:
Principal (payments) on short-term debt, net	(2,445)	(3,498)	(152)
Principal (payments) borrowings on long-term debt, net	(25,800)	77,119	39
Dividends paid	(14,227)	(10,634)	—
Exercise of stock options	2,407	—	23
Tax effect of stock compensation	110	—	—
Sale of stock through employee stock purchase plan	—	—	652

Net cash (used in) provided by financing activities	(39,955)	62,987	562

Net effect of exchange rate changes on cash	(592)	(1,101)	123

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	528	(72)	(3,473)
Net cash provided by (used in) investing activities	1,960	(7)	(47)

Net increase (decrease) in cash and cash equivalents from discontinued operations	2,488	(79)	(3,520)
Net (decrease) increase in cash and cash equivalents	(86,469)	17,712	12,504
Cash and cash equivalents at beginning of year	173,664	155,952	143,448

Cash and cash equivalents at end of year	$87,195	$173,664	$155,952

See accompanying Notes to Consolidated Financial Statements.
40

Technitrol, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity Years ended December 29, 2006, December 30, 2005 and December 31, 2004 In thousands, except per share data

				Other

	Common stock and paid-in capital		Retained earnings	Deferred compensation	Accumulated other comprehensive income	Comprehensive income (loss)

	Shares	Amount

Balance at December 26, 2003	40,279	$209,768	$232,824	$(1,342)	$7,500
Stock options, awards and related compensation	124	3,351	—	(626)	—
Tax effect of stock compensation	—	(117)	—	—	—
Stock issued under employee stock purchase plan	45	692	—	—	—
Currency translation adjustments	—	—	—	—	6,039	$6,039
Minimum pension liability adjustment	—	—	—	—	(158)	(158)
Unrealized holding gains on securities	—	—	—	—	3	3
Net earnings	—	—	6,928	—	—	6,928

Comprehensive income						$12,812

Balance at December 31, 2004	40,448	$213,694	$239,752	$(1,968)	$13,384
Stock options, awards and related compensation	81	1,903	—	734	—
Tax effect of stock compensation	—	(37)	—	—	—
Dividends declared ($0.35 per share)	—	—	(14,180)	—	—
Currency translation adjustments	—	—	—	—	(9,156)	$(9,156)
Unrealized holding gains on securities	—	—	—	—	2	2
Net loss	—	—	(25,464)	—	—	(25,464)

Comprehensive loss						$(34,618)

Balance at December 30, 2005	40,529	$215,560	$200,108	$(1,234)	$4,230
Reclassification due to SFAS 123(R) adoption	—	(1,234)	—	1,234	—
Stock options, awards and related compensation	222	4,483	—	—	—
Tax effect of stock compensation	—	110	—	—	—
Adjustment due to SFAS 158 adoption	—	—	—	—	976
Dividends declared ($0.35 per share)	—	—	(14,227)	—	—
Currency translation adjustments	—	—	—	—	13,012	$13,012
Unrealized holding gains on securities	—	—	—	—	208	208
Net earnings	—	—	57,203	—	—	57,203

Comprehensive income						$70,423

Balance at December 29, 2006	40,751	$218,919	$243,084	$—	$18,426

See accompanying Notes to Consolidated Financial Statements.
41

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

Principles of Consolidation

                The consolidated financial statements include the accounts of Technitrol, Inc. and all of our subsidiaries. We sometimes refer to Technitrol as “we” or “our”. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

                Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventories

                Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write down. Inventory provisions are utilized when the actual inventory is physically disposed. Cash flows from the sale of inventory are recorded in operating cash flows. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory reserves at December 29, 2006 and December 30, 2005 were $11.3 million and $11.5 million, respectively.

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

Goodwill and Other Intangibles

            SFAS 142, Goodwill and Other Intangibles Assets, requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS 142 also requires that other intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. We amortize other identifiable intangibles, except those with indefinite lives, on a straight-line basis over 4 to 10 years. See Note 2 and Note 5 for additional information regarding goodwill and other intangible assets.

Revenue Recognition

                Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and Financial Accounting Standard No. 48, “Revenue Recognition When Right of Return Exists.” Warranties are limited to rework, replacement of products and other normal remedies. We record an allowance for doubtful receivables. Accounts receivable allowances at December 29, 2006 and December 30, 2005 were $1.8 million and $1.7 million, respectively.

Stock-based Compensation

                We currently sponsor a stock option plan and a restricted stock award plan. On December 31, 2005, we adopted SFAS 123(R), Share-Based Payment, which replaces SFAS 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. Prior to December 31, 2005, we had previously adopted SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123, whereby compensation expense was recorded for all awards subsequent to adoption. Upon the adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of Significant Accounting Policies, continued

                Prior to SFAS 123(R) adoption, if compensation cost for issuances under our stock option plan and stock purchase plan had been determined based on the fair value as required by SFAS 123(R) for all awards, our pro forma net (loss) income and (loss) earnings per basic and diluted share would have been as follows (in thousands, except per share amounts):

	2005	2004

Net (loss) earnings - as reported	$(25,464)	$6,928
Add: Stock-based compensation expense included in reported net (loss) earnings, net of taxes	2,151	2,186
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2,494)	(2,764)

Net (loss) earnings – adjusted	$(25,807)	$6,350

Basic and diluted (loss) earnings - as reported	$(0.63)	$0.17
Basic and diluted (loss) earnings – adjusted	$(0.64)	$0.16

Foreign Currency Translation

                Certain of our foreign subsidiaries use the U.S. dollar as a functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the period of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity.

Financial Instruments and Derivative Financial Instruments

                The carrying value of our cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of our long-term debt approximates our fair value after taking into consideration current rates offered to us under our credit facility. Additionally, as the majority of our long-term borrowings are subject to variable interest rates, we estimate that the carrying amount of our long-term debt approximates fair value. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.

                We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. Although we had no forward exchange contracts outstanding at December 29, 2006, we did utilize foreign currency forwards during the 2006 period. At December 30, 2005, we had one foreign exchange contract in place to sell forward approximately 49.9 million of euro in connection with hedging intercompany loans.

Precious Metal Consignment-type Leases

                We had custody of inventories under consignment-type leases from suppliers of $135.8 million at December 29, 2006 and $87.8 million at December 30, 2005. The increase is the result of overall volume increases and higher silver prices at December 29, 2006 than at December 30, 2005. We have three consignment-type leases in place for sourcing all precious metals and the related inventory and liability are not recorded on our balance sheet. The agreements are generally one-year in duration and can be extended with annual renewals and either party can terminate the agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 29, 2006 were consignment fees of $3.6 million. These consignment fees were $1.1 million and $1.0 million in the years ended December 30, 2005 and December 31, 2004, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of Significant Accounting Policies, continued

Estimates

                Our preparation of financial statements is in conformity with what generally accepted accounting principles require and we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ significantly from those estimates.

Reclassifications

                Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation. Also refer to Note 3 “Divestiture.”

(2)           Acquisitions

                Larsen Group :  In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”) from Radiall Incorporated. Headquartered in Vancouver, Washington, Larsen has production operations in the United States, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. Results of operations will be included in our consolidated earnings beginning in the 2007 fiscal year. Larsen manufactures non-cellular wireless and automotive antennas and will be an expansion to Pulse’s antenna division. The purchase price and preliminary fair value of the acquired assets are not material to our consolidated financial statements.

                ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group (“ERA”), headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produces advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of Pulse’s automotive division. The purchase price was approximately $53.4 million, net of cash acquired of $1.3 million, and including acquisition costs of approximately $0.9 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The fair value of the net tangible assets acquired approximated $12.0 million. In addition to the fair value of net tangible assets acquired, purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $37.4 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being amortized, using lives of 5 years for intellectual property and customer relationships. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$17.7
Property, plant and equipment	21.3
Identifiable intangibles	5.3
Goodwill	37.4

Total assets acquired	$81.7

Current liabilities	$27.0

Total liabilities assumed	$27.0

Net assets acquired	$54.7

                For the twelve months ended December 29, 2006, ERA generated revenues of approximately $92 million.

                LK Products Oy: On September 8, 2005, we acquired all of the capital stock of LK Products Oy (“LK”), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK’s operations have been included in our consolidated financial statements since that date. LK produces antennas and integrated modules for mobile communications and information devices and is the foundation of Pulse’s antenna division. The purchase price was approximately $111.1 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.3 million and consideration resulting from the earn-out provision noted below. The initial purchase price was funded with cash on hand. The fair value of the net tangible assets acquired approximated $19.2 million. In addition to the fair value of assets acquired, purchase price allocations included $19.4 million for customer relationships, $0.4 million for trademarks, $1.4 million for technology and $71.1 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)           Acquisitions, continued

amortized, using lives of 5 years for technology and 10 years for customer relationships. The purchase agreement also included an earn-out provision which resulted in us paying approximately $19.8 million, or 15.5 million euros, net of a receivable from the seller, in 2006. LK is treated as a separate reporting unit for purposes of SFAS 142.

                Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. We began making investments in FRE in April 2001. As of December 29, 2006, our investment in FRE was approximately $31.5 million and our ownership percentage was approximately 71%. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority interest due to the minority shareholders. Purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to the estimated fair value of such assets as of the date we began consolidating FRE’s results with our own. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $8.8 million of goodwill. All of the separately identifiable intangibles are being amortized, using lives of 4 years for technology and customer relationships.

(3)           Divestiture

                In 2005, we received approximately $6.7 million for the sale of AMI Doduco’s bimetal and metal cladding operations. We realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. The majority of this accrual was paid by December 30, 2005. Additionally, we realized a $1.1 million pension curtailment gain during the 2005 period as a result of the reduced estimated future service period of the severed personnel. In December of 2006, the remaining fixed assets were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. The gain is included in earnings from discontinued operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

                Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

	2006	2005	2004

Net sales	$—	$9,020	$21,016
Earnings (loss) before income taxes	359	(726)	(276)

(4) Financial Statement Details The following provides details for certain financial statement captions at December 29, 2006 and December 30, 2005 (in thousands):

	2006	2005

Inventories:
Finished goods	$37,415	$29,113
Work in progress	23,843	19,130
Raw materials and supplies	45,139	25,355

	$106,397	$73,598

Property, plant and equipment, at cost:
Land	$6,418	$4,313
Buildings and improvements	38,675	43,990
Machinery and equipment	203,116	164,087

	$248,209	$212,390

Accrued expenses:
Income taxes payable	$31,607	$20,217
Accrued compensation	21,943	18,358
Other accrued expenses	42,818	33,192

	$96,368	$71,767

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)           Goodwill and Other Intangible Assets

                FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                The changes in the carrying amounts of goodwill for the years ended December 29, 2006 and December 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$126,178

Goodwill acquired during the year	45,659
Purchase price allocation and other adjustment	1,622
Impairment adjustment	(25,614)
Currency translation adjustment	(4,964)

Balance at December 30, 2005	$142,881

Goodwill acquired during the year	68,610
Purchase price allocation and other adjustment	997
Currency translation adjustment	8,040

Balance at December 30, 2006	$220,528

                The majority of our goodwill and other intangibles relate to our Pulse segment.

                During 2006, we completed the purchase price allocation for LK which resulted in a $3.3 million reclassification from identifiable intangibles to goodwill. During 2005, we recorded a $37.1 million impairment charge relating to Pulse Consumer Division assets consisting of $25.6 million of goodwill and $11.5 million of identifiable intangible assets. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transactions, and the overall decline in the European television market for flyback transformers.

                Other intangible assets were as follows (in thousands):

	December 29, 2006	December 30, 2005

Intangible assets subject to amortization (definite lives):
Technology	$11,207	$8,600
Customer relationships	26,102	17,092
Tradename / trademark	383	—
Other	2,402	1,590

Total	$40,094	$27,282
Accumulated amortization:
Technology	$(7,113)	$(5,939)
Customer relationships	(4,391)	(1,012)
Tradename / trademark	(383)	—
Other	(531)	(327)

Total	$(12,418)	$(7,278)

Net tangible assets subject to amortization	$27,676	$20,004

Intangible assets not subject to amortization (indefinite lives):
Tradename	$4,658	$11,644

Other intangibles, net	$32,334	$31,648

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)           Goodwill and Other Intangible Assets, continued

                Amortization expense was $4,802,000, $2,053,000 and $4,477,000 for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2007	$4,518
2008	$4,447
2009	$3,869
2010	$3,519
2011	$2,163

$18,516

(6)          Investments

              As of December 29, 2006 and December 30, 2005 we held approximately $7.5 million and $0, respectively, of securities designated as available for sale according to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  In the period ending December 29, 2006, we recognized approximately $0.2 million of unrealized holding gains as a component of accumulated other comprehensive income as a result of holding these securities. We do not intend to liquidate the majority of these securities in a short period of time, and therefore, we have included these investments as a component of other assets on our Consolidated Balance Sheet as of December 29, 2006. These securities are held in an irrevocable grantor trust (“Rabbi Trust”) and will be used to fund future benefit payments to participants in one of our defined benefit plans. The Rabbi Trust was established in 2006 and is subject to the claims of our general creditors in the event of our insolvency.

(7)           Debt

                At December 29, 2006, short-term and long-term debt was as follows (in thousands):

Short-term Debt
2006
Bank Loans
Fixed-rate, (5.58%) unsecured debt in China (denominated in Renminbi) due 2007	$1,645
Fixed-rate, (7.20%) unsecured debt in China (denominated in Renminbi) due 2007	126

Total short-term debt	$1,771

Long-term Debt

Bank Loans
Variable-rate, (5.95%) unsecured debt in Singapore (denominated in US Dollars) due 2010	$11,000
Variable-rate, (4.26%) unsecured debt in Germany (denominated in euros) due 2010	25,081
Variable-rate, (5.95%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010	8,500
Variable-rate, (5.95%) unsecured debt in the United States (denominated in US Dollars) due 2010	6,000
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	6,750

Mortgage Notes
8.20% - 10.32% mortgage notes, due in monthly installments until 2007	60

Total long-term debt	57,391
Less current installments	(60)

Long-term debt excluding current installments	$57,331

Technitrol, Inc. and Subsidiaries Notes to Consolidated Financial Statements, continued (7) Debt, continued At December 30, 2005, short-term and long-term debt was as follows (in thousands):

Short-term Debt
2005
Bank Loans
Fixed-rate, (5.12%) unsecured debt in China (denominated in Renminbi) due 2006	$617
Fixed-rate, (5.20%) unsecured debt in China (denominated in Renminbi) due 2006	602
Fixed-rate, (4.88%) unsecured debt in China (denominated in US Dollars) due 2006	500
Fixed-rate, (5.33%) unsecured debt in China (denominated in US Dollars) due 2006	500
Variable-rate, (4.72%) unsecured debt in China (denominated in US Dollars) due 2006	1,000

Total short-term debt	$3,219

Long-term Debt

Bank Loans
Variable-rate, (3.72%) unsecured debt in China (denominated in Renminbi) due 2007	$997
Variable-rate, (3.08%) unsecured debt in Germany (denominated in euros) due 2010	17,777
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	6,054
Variable-rate, (5.10%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010	8,500
Fixed-rate, (4.97%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010	50,000

Mortgage Notes
8.20% - 10.32% mortgage notes, due in monthly installments until 2007	164

Total long-term debt	83,492
Less current installments	50,795

Long-term debt excluding current installments	$32,697

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

                Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of December 29, 2006.

                As of December 29, 2006, we had $50.6 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of December 29, 2006 was approximately $148.0 million.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)           Debt, continued

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

                At December 29, 2006, we included $1.8 million of outstanding debt of Full Rise Electronic Co., Ltd. in connection with our consolidation of FRE’s financial statements. FRE has a total credit limit of approximately $3.2 million in U.S. dollar equivalents as of December 29, 2006. Neither Technitrol, nor any of its wholly-owned subsidiaries, has guaranteed or otherwise participated or assumed any responsibility for the current or future indebtedness of FRE.

                We had four standby letters of credit outstanding at December 29, 2006 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business.

                We had commercial commitments outstanding at December 29, 2006 of approximately $135.8 million due under precious metal consignment-type leases. This represents an increase of $48.0 million from the $87.8 million outstanding as of December 30, 2005 and is attributable to volume increases and higher average silver prices during 2006.

                Principal payments due within the next five years are as follows (in thousands):

2007	$1,831
2008	—
2009	6,750
2010	50,581
2011	—
Thereafter	—

$59,162

(8) Income Taxes (Loss) earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change were as follows (in thousands):

	2006	2005	2004

Domestic	$(4,324)	$(5,722)	$(7,319)
Non-U.S.	74,410	(11,606)	18,610

Total	$70,086	$(17,328)	$11,291

Income tax expense was as follows (in thousands):

Current:	2006	2005	2004

Federal	$4,339	$(2,188)	$1,691
State and local	290	248	(821)
Non-U.S.	9,988	352	5,212

	14,617	(1,588)	6,082

Deferred:
Federal	(2,937)	4,414	(1,502)
State and local	(584)	785	501
Non-U.S.	584	2,550	(1,552)

	(2,937)	7,749	(2,553)

Net tax expense	$11,680	$6,161	$3,529

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

 (8)          Income Taxes, continued

                A reconciliation of the statutory federal income tax rate with the effective income tax rate was as follows:

	2006	2005	2004

Statutory federal income tax rate	35%	35%	35%
Increase (decrease) resulting from:
Tax-exempt earnings of subsidiary in Puerto Rico	—	—	(4)
State and local income taxes, net of federal tax effect	—	(1)	(2)
Non-deductible expenses and other	3	20	7
Section 965 dividend	—	(41)	—
Non-U.S. income subject to U.S. income tax	2	(8)	16
Foreign	(22)	(40)	(21)
Research and development and other tax credits	(1)	(1)	—

Effective tax rate	17%	(36%)	31%

                Several of our foreign subsidiaries continue to operate under separate tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements. In 2006, 2005 and 2004, taxes on foreign earnings were favorably impacted by tax holidays and other incentives in certain foreign jurisdictions of $11.4 million, $0.9 million and $3.4 million, respectively.

                Deferred tax assets and liabilities included the following (in thousands):

	2006	2005

Assets:
Inventories	$(16)	$644
Plant and equipment	3,804	3,480
Vacation pay and other compensation	479	372
Pension expense	2,654	2,664
Stock awards	450	148
Accrued liabilities	1,043	1,483
Net operating losses – state and foreign	24,104	11,125
Tax credits	21,573	18,750
Other	1,642	1,672

Total deferred tax assets	55,733	40,338
Valuation allowance	(23,076)	(12,625)

Net deferred tax assets	$32,657	$27,713

Liabilities:
Foreign earnings not permanently invested	$18,957	$19,203
Acquired intangibles	8,816	7,056

Total deferred tax liabilities	27,773	26,259

Net deferred taxes	$4,884	$1,454

Short-term deferred tax assets	$3,290	$3,029
Short-term deferred tax liabilities	(1,218)	(729)
Long-term deferred tax assets	16,135	13,079
Long-term deferred tax liabilities	(13,323)	(13,925)

Net deferred tax assets	$4,884	$1,454

                The valuation allowance on the deferred tax asset increased $10.5 million primarily due to additional net operating losses that were incurred in certain jurisdictions in which the tax benefit of those losses is not likely to be realized. Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets. Unless utilized, net operating losses will expire in fiscal years 2007 through 2026. Foreign tax credit carryforwards will start to expire in 2010. Research and development credit carryforwards will start to expire in 2019.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)           Income Taxes, continued

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

                We have not provided for U.S. federal and state income and foreign withholding taxes on approximately $419.0 million of non-U.S. subsidiaries’ undistributed earnings (as calculated for income tax purposes) as of December 29, 2006. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $119.0 million. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

(9)           Employee Benefit Plans

                We maintain defined benefit pension plans for certain of our U.S. employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Benefits are based on years of service and average final compensation. In 2006 and 2005, we began to aggregate the retirement plans of ERA and LK, respectively. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. We do not provide any post-retirement benefits outside of the U.S. except as may be required by certain jurisdictions. Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero.

Pension expense was as follows (in thousands):

	2006	2005	2004

Principal defined benefit plans	$1,305	$30	$1,426
Other employee benefit plans	703	1,191	410

	$2,008	$1,221	$1,836

                During 2005, a curtailment gain of $1.1 million was recognized as a result of the reduced estimated future service period of the severed personnel of the discontinued operations. There were no curtailment gains or losses for the year ended December 31, 2004.

                The net expense for the principal defined benefit pension plans included the following components (in thousands):

	2006	2005	2004

Service cost	$1,310	$1,585	$1,481
Interest cost	2,244	2,161	2,073
Expected return on plan assets	(2,442)	(2,354)	(2,239)
Amortization of transition obligation	10	13	17
Amortization of prior service cost	270	271	270
Recognized actuarial (gain) loss	(87)	(1,646)	(176)

Net periodic pension cost	$1,305	$30	$1,426

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)           Employee Benefit Plans, continued

                The financial status of the principal defined benefit plans at December 29, 2006 and December 30, 2005, was as follows (in thousands):

	2006	2005

Change in benefit obligation:

Projected benefit obligation at beginning of year	$41,601	$38,969

Service cost	1,310	1,585
Interest cost	2,244	2,161
Plan amendments	(134)	(1,654)
Actuarial loss	(2,101)	1,031
Plans not previously aggregated	785	761
Benefits paid	(1,407)	(1,252)

Projected benefit obligation at end of year	$42,298	$41,601

Change in plan assets:

Fair value of plan assets at beginning of year	$31,424	$30,504

Actual return on plan assets	3,752	2,049
Employer contributions	232	104
Plans not previously aggregated	7	19
Benefits paid	(1,407)	(1,252)

Fair value of plan assets at end of year	$34,008	$31,424

Funded status	$(8,290)	$(10,177)
Unrecognized actuarial gains	—	(347)
Unrecognized prior service cost	—	2,618
Unrecognized transition obligation	—	95
Intangible asset	—	(3)

Accrued pension costs at the end of the year	$(8,290)	$(7,814)

Accumulated benefit obligation	$36,509	$34,935

                With the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the unrecognized components of net periodic pension cost have been included in accumulated other comprehensive income for the fiscal year ended December 29, 2006. All effects of applying SFAS 158 to the current year’s statement of financial position, are as follows (in thousands):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

Other assets	$10,538	$(797)	$9,741
Deferred income taxes	16,738	(603)	16,135

Total assets	$772,280	$(1,400)	$770,880

Other long-term liabilities	$16,690	$(2,376)	$14,314

Total liabilities	$283,136	$(2,376)	$280,760

Minority interest	$9,691	$—	$9,691

Accumulated other comprehensive income	$17,450	$976	$18,426

Total shareholders’ equity	$479,453	$976	$480,429

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)           Employee Benefit Plans, continued

                The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows (in thousands):

	2006	2005

Benefit obligation	$42,298	$41,601
Accumulated benefit obligation	$36,509	$34,935
Plan assets	$34,008	$31,424

The principal defined benefit plan weighted-average asset allocations at December 29, 2006 and December 30, 2005 were as follows:

Asset Category	2006	2005

Equity securities	71%	70%
Debt securities	28%	29%
Other	1%	1%

Total	100%	100%

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

                To develop the expected long-term rate of return on assets assumption, we considered historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

                Assumptions used to develop data were as follows:

	2006	2005

Discount rate	5.75%	5.50%
Annual compensation increases	4.25%	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

                Our measurement date is the last day of the year.

                We expect to contribute approximately $0.2 million to the principal defined benefit plans in 2007. Additionally, we expect to make benefit payments in 2007 of approximately $1.4 million from our principal defined benefit plans. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the principal defined benefit plans (in millions):

Year Ending

2007	$1.4
2008	1.6
2009	1.8
2010	2.0
2011	2.4
Thereafter	13.4

$22.6

                We maintain defined contribution 401(k) plans covering substantially all U.S. employees not affected by certain collective bargaining agreements. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant’s contribution, not in excess of a maximum of 4% to 6% of the participant’s annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was $1,270,000, $979,000, and $1,414,000 in 2006, 2005 and 2004, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)          Asset Retirement Obligations

                We adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) as of December 30, 2005. FIN 47 clarifies the term, “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. SFAS No. 143 requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from legal requirements to decontaminate buildings, machinery and equipment at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.  As a result of our evaluation of our asset retirement obligations, we recorded a $1.0 million non-current liability for asset retirement obligations and a $0.3 million increase in the carrying value of the related assets, net of $0.3 million of accumulated depreciation as of December 30, 2005. The cumulative effect recorded in 2005 upon the adoption of this interpretation was $0.6 million, net of taxes of $0.3 million.

                The following table presents our liability for asset retirement obligations as if this interpretation had been adopted on December 31, 2004 (in thousands):

Balance, December 31, 2004	$1,003
Balance, December 30, 2005	$960
Balance, December 29, 2006	$1,136

                The following table presents our net (loss) income and basic and diluted earnings per share as if the provisions of FIN 47 had been adopted on December 31, 2004 (in thousands, except per share amounts):

	2005	2004

Net (loss) earnings - as reported	$(25,464)	$6,928
Adjustments:
Cumulative effect of accounting change, net of income taxes – as reported	564	—
Pro forma earnings effects, net of income taxes	(82)	(80)

Net adjustments	482	(80)

Net earnings (loss) – adjusted	$(24,982)	$6,848

Basic net income (loss) per share - as reported	$(0.63)	$0.17
Basic net income (loss) per share - adjusted	$(0.62)	$0.17
Diluted net income (loss) per share – as reported	$(0.63)	$0.17
Diluted net income (loss) per share – adjusted	$(0.62)	$0.17

(11)         Commitments and Contingencies

                We conduct a portion of our operations from leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 were $9.2 million, $7.6 million and $7.6 million, respectively.

                The aggregate minimum rental commitments under non-cancelable leases in effect at December 29, 2006 were as follows (in thousands):

Year Ending

2007	$10,131
2008	7,652
2009	5,527
2010	2,263
2011	1,641
Thereafter	3,953

$31,167

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)         Commitments and Contingencies, continued

                The aggregate minimum rental commitments schedule does not include $135.8 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased in 2007 upon sale of the precious metal to customers.

                We had four standby letters of credit outstanding at December 29, 2006 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business. We had commercial commitments outstanding at December 29, 2006 of approximately $135.8 million due under precious metal consignment-type leases. We had no other off-balance-sheet financing arrangements.

                We are aware of environmental issues at two locations. In Sinsheim, Germany, there is shallow groundwater and soil contamination that is naturally decreasing over time. The German environmental authorities have not required corrective action to date. In addition, property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM).  Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site.  The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been completed and IDEM has issued us “no further action” letters for all of the remediated areas. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the impacted groundwater. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results. However, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

(12)         Shareholders’ Equity

                All retained earnings are free from legal or contractual restrictions as of December 29, 2006, with the exception of approximately $21.4 million of retained earnings, primarily in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $21.4 million is $2.2 million of retained earnings of FRE of which we own approximately 71%. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

                Effective August 1, 2001, we adopted a new qualified, non-compensatory employee stock purchase plan that provides substantially all employees an opportunity to purchase common stock. The purchase price is equal to 85% of the fair value of the common stock on either the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods and purchase periods are defined by the plan, but were each six months in duration. In connection with this plan, 1,000,000 shares of common stock are reserved for issuance under the plan. In 2004, employees purchased approximately 45,000 shares under the plan. During 2004, the operation of the ESPP was suspended following an evaluation of its related expense and perceived value by employees.

                We have a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with our common shares. However, after a person or group has acquired 15% or more of our common shares, the Rights will become exercisable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of our common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $300, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of our common shares, and we are acquired in a merger or other business combination

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)         Shareholders’ Equity, continued

transaction, or 50% or more of our consolidated assets or earning power is sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by us at a price of $0.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised expire on September 9, 2008.

(13)         Stock-Based Compensation

                We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

                The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations:

	Twelve Months Ended December 29, December 30, December 31,
	2006	2005	2004

Restricted stock	$2,540	$2,555	$2,456
Stock options	553	652	784

Total stock-based compensation included in selling, general and administrative expenses	3,093	3,207	3,240
Income tax benefit	(1,026)	(1,056)	(1,054)

Total after-tax stock-based compensation expense	$2,067	$2,151	$2,186

Restricted Stock:  The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. If the recipient makes an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award is fixed based on the value of the awarded stock on the grant date. If the recipient does not make the election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares limited to 65% of the value as of the date of grant.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)

Nonvested at December 30, 2005	209	$18.79
Granted	86	$23.48
Vested	(82)	$19.59
Forfeited/cancelled	(8)	$18.00

Nonvested at December 29, 2006	205	$20.48

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)         Stock-Based Compensation, continued

                As of December 29, 2006, there was approximately $1.9 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options:  Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the year ended December 29, 2006 or during the year ended December 30, 2005. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 30, 2005	475	$19.31
Granted	—	—
Exercised	(113)	$19.95
Forfeited/expired	(67)	$19.65
Outstanding as of December 29, 2006	295	$18.99	$2,257
Exercisable at December 29, 2006	238	$19.41	$1,724

                The exercise prices of the options outstanding as of December 29, 2006 range from $16.55 per share to $30.48 per share. As of December 29, 2006, there was $0.6 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.3 years.

                 During the twelve months ended December 29, 2006, cash received from stock options exercised was $2.4 million. The total intrinsic value of stock options exercised during the twelve months ended December 29, 2006 was $0.9 million. There were no stock options exercised during the twelve months ended December 30, 2005. SFAS No. 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing, which has caused current year net cash provided by operating activities to be lower and net cash used in financing activities to be higher by $0.1 million. Prior to adopting SFAS No. 123(R), we presented these benefits in the operating section of the Consolidated Statements of Cash Flows.

                No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the twelve months ended December 29, 2006.

                We did not issue any stock options in 2006 or 2005. The per share weighted average fair value of stock options granted during 2004 was calculated as $9.81, on the date of grant, using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

2004

Dividend yield	0.0%
Volatility	65.0%
Risk-free interest rate	4.1%
Expected life (years)	4.0

(14) Earnings (Loss) Per Share

                Basic earnings (loss) per share were calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). We had unvested restricted shares outstanding of approximately 205,000, 209,000 and 220,000 as of December 29, 2006, December 30, 2005 and December 31, 2004 respectively, which generally vest over a three-year term. For calculating diluted earnings per share, common share equivalents and restricted stock outstanding were added to the weighted average number of common shares outstanding. Common share equivalents result from outstanding

Technitrol, Inc. and Subsidiaries Notes to Consolidated Financial Statements, continued

(14) Earnings (Loss) Per Share, continued

options to purchase common stock and the amount of compensation cost attributable to future services not yet recognized as calculated using the treasury stock method. However, in years when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the year, those stock options will be excluded from the calculation of common share equivalents. For the year ended December 29, 2006, we included approximately 200,000 common stock equivalents in the calculation of earnings per share. As we had a net loss for the year ended December 30, 2005, we did not include any common share equivalents in the calculation of earnings per share. For the year ended December 31, 2004, we included approximately 19,000 common stock equivalents and excluded approximately 282,000 stock options from the calculation of earnings per share.

Earnings per share calculations were as follows (in thousands, except per share amounts):

	2006	2005	2004

Earnings (loss) from continuing operations before cumulative effect of accounting change	$56,895	$(24,428)	$7,107
Cumulative effect of accounting change	75	(564)	—
Net income (loss) from discontinued operations	233	(472)	(179)

Net earnings (loss)	$57,203	$(25,464)	$6,928

Basic earnings (loss) per share:
Shares	40,394	40,297	40,178
Continuing operations	$1.41	$(0.61)	$0.18
Change in accounting principle	0.00	(0.01)	—
Discontinued operations	0.01	(0.01)	(0.01)

Per share amount	$1.42	$(0.63)	$0.17

Diluted earnings (loss) per share:
Shares	40,594	40,297	40,411
Continuing operations	$1.40	$(0.61)	$0.18
Change in accounting principle	0.00	(0.01)	—
Discontinued operations	0.01	(0.01)	(0.01)

Per share amount	$1.41	$(0.63)	$0.17

(15)         Research, Development and Engineering Expenses

                Research, development and engineering expenses are included in selling, general and administrative expenses and were $39.6 million, $25.5 million and $22.5 million in 2006, 2005 and 2004, respectively. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $33.8 million, $20.9 million and $16.5 million in 2006, 2005 and 2004, respectively.

(16)         Severance and Asset Impairment Expense

                We implemented numerous restructuring initiatives during 2006, 2005 and 2004 in order to reduce our cost structure and capacity.

                In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to further streamline operations at Pulse and AMI Doduco. These include severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals will be paid by March 30, 2007, except for remaining lease or severance payments to be made over a specified term.

                In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Pulse and AMI Doduco. These include $4.4 million related to the termination of manufacturing and support personnel

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)         Severance and Asset Impairment Expense, continued

and $2.6 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by March 31, 2006, except for remaining lease or severance payments to be made over a specified term. Additionally, we recorded a $46.0 million impairment charge of Pulse consumer division assets consisting of $25.6 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Pulse to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

                In the year ended December 31, 2004, we accrued $9.0 million which included severance and related payments of $7.5 million to terminate manufacturing and support personnel and $1.5 million to write down the value of certain fixed assets to their disposal values. The vast majority of these accruals were utilized by the end of the second quarter in 2005. Additionally, we recorded an intangible asset impairment of $18.9 million related to acquired intangibles. These intangible asset impairments resulted from updated cash flow projections relating to technology and customer relationships, and reflect, among other things, shifting product mixes, changes among major customers and continuing pressures on selling prices in the consumer and telecommunication product divisions of the Pulse segment.

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

Our restructuring charges are summarized for 2006 as follows (in thousands):

	AMI Doduco	Pulse	Total

Balance accrued at December 30, 2005	$1.6	$1.6	$3.2
Accrued during the twelve months ended December 29, 2006	1.6	7.2	8.8
Severance and other cash payments	(2.2)	(5.7)	(7.9)
Non-cash changes	(0.5)	0.7	0.2

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3

(17) Supplementary Information The following amounts were charged directly to costs and expenses (in thousands):

	2006	2005	2004

Depreciation	$29,081	$20,105	$19,468
Amortization of intangible assets	4,802	2,053	4,477
Advertising	666	265	376
Repairs and maintenance	19,589	15,554	13,376
Bad debt expense	913	334	544

Cash payments made:
Income taxes	$4,462	$5,435	$4,063
Interest	6,586	2,041	1,975

Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders’ Equity consists principally of foreign currency translation items.
59

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)         Quarterly Financial Data (Unaudited)

                Quarterly results of operations (unaudited) for 2006 and 2005 are summarized as follows (in thousands, except per share data):

		Quarter Ended

2006:	Mar. 31	June 30	Sept. 29	Dec. 29

Net sales	$221,093	$239,238	$257,683	$236,082
Gross profit	51,193	56,408	61,625	49,864
Earnings from continuing operations before taxes, minority interest, and cumulative effect of accounting change	15,048	20,124	16,994	17,919
Net earnings	11,964	15,222	15,245	14,772
Basic	$0.30	$0.38	$0.38	$0.36
Diluted	$0.30	$0.38	$0.38	$0.36

2005:	Apr. 1	July 1	Sept. 30	Dec. 30

Net sales	$141,391	$143,305	$147,217	$184,465
Gross profit	33,969	32,539	34,006	42,329
Earnings (loss) from continuing operations before taxes, minority interest, and cumulative effect of accounting change	7,245	(42,164)	7,168	10,423
Net earnings (loss)	5,109	(42,914)	4,589	7,752
Basic	$0.13	$(1.06)	$0.11	$0.19
Diluted	$0.13	$(1.06)	$0.11	$0.19

(19)        Segment and Geographical Information

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

Amounts are  in thousands and exclude discontinued operations:

	2006	2005	2004

Net sales
Pulse	$627,505	$361,552	$320,154
AMI Doduco	326,591	254,826	241,144

Total	$954,096	$616,378	$561,298

Operating profit (loss) before income taxes
Pulse	$54,037	$(20,218)	$9,485
AMI Doduco	17,253	3,228	(622)

Total operating profit (loss)	71,290	(16,990)	8,863
Items not included in segment profit (1)	(1,204)	(338)	2,428

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$70,086	$(17,328)	$11,291

(1)	Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Operations. We exclude these items when measuring segment operating profit.
60

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)        Segment and Geographical Information, continued

Amounts are  in thousands and exclude discontinued operations:

	2006	2005	2004

Assets at end of year
Pulse	$521,810	$388,394	$326,131
AMI Doduco	129,819	101,854	126,733

Segment assets	651,629	490,248	452,864
Assets not included in Segment assets (1)	119,251	196,054	183,664

Total	$770,880	$686,302	$636,528

Capital expenditures (2)
Pulse	$20,769	$29,686	$27,962
AMI Doduco	4,588	4,365	4,172

Total	$25,357	$34,051	$32,134

Depreciation and amortization
Pulse	$28,332	$16,440	$17,281
AMI Doduco	5,551	5,718	6,664

Total	$33,883	$22,158	$23,945

(1)	Cash and cash equivalents are the primary corporate assets. We exclude cash and cash equivalents, net deferred tax assets, and intercompany receivables when measuring segment assets.

(2)	During the past three years, we have acquired several companies and majority interests. We have included acquired property, plant and equipment in these capital expenditure amounts.

                We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment’s operating profit by the relevant estimated effective tax rates for the year. The allocated tax (benefit) expense amounts, including the tax effect of discontinued operations and the cumulative effect of accounting change, for Pulse were, in thousands, $7,975, $6,107, and $3,014 in 2006, 2005 and 2004, respectively. For AMI Doduco, they were, in thousands, $3,871, $(517) and $418 in 2006, 2005 and 2004, respectively.

                We sell our products to customers throughout the world. The following table summarizes our sales to customers in the United States and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice.

                The product is usually shipped to the same country. Amounts are in thousands:

	2006	2005	2004

Sales to customers in:
Europe, other than Germany	$285,509	$209,174	$170,541
Asia	315,320	181,723	166,032
United States	124,659	100,207	115,244
Germany	168,494	87,328	84,284
Other	60,114	37,946	25,197

Total	$954,096	$616,378	$561,298

61

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)        Segment and Geographical Information, continued

                The following table includes net property, plant and equipment located in China, Turkey, Germany and the United States where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represent all of the relevant assets that have long useful lives. Amounts are in thousands:

	2006	2005	2004

Net property, plant and equipment located in:
China	$44,564	$32,652	$26,802
Germany	27,113	15,726	18,894
Africa	12,957	—	—
Europe, other than Turkey and Germany	12,659	17,487	8,258
United States	8,085	6,155	10,230
Asia, other than Turkey and China	103	4,710	5,598
Turkey	—	14,434	31,491
Other	1,865	1,734	903

Total	$107,346	$92,898	$102,176

62

Technitrol, Inc. and Subsidiaries Financial Statement Schedule II Valuation and Qualifying Accounts In thousands

		Additions (Deductions)

Description	Opening Balance	Charged to costs and expenses	Write-offs and payments	Ending Balance

Year ended December 29, 2006:
Provisions for obsolete and slow-moving inventory	$11,499	$8,051	$(8,295)	$11,255

Allowances for doubtful accounts	$1,663	$913	$(743)	$1,833

Year ended December 30, 2005:
Provisions for obsolete and slow-moving inventory	$11,097	$5,334	$(4,932)	$11,499

Allowances for doubtful accounts	$1,715	$334	$(386)	$1,663

Year ended December 31, 2004:
Provisions for obsolete and slow-moving inventory	$10,410	$6,106	$(5,419)	$11,097

Allowances for doubtful accounts	$2,881	$544	$(1,710)	$1,715

                Provision for obsolete and slow-moving inventory as of December 30, 2005 includes approximately $0.3 million as a reduction of the amount charged to costs and expenses to reflect the removal of inventory provisions of the discontinued operations. The provisions for years ended December 29, 2006 and December 31, 2004 were not affected by the discontinued operations.

63

Exhibit Index

2.1	Share Purchase Agreement, dated as of January 9, 2003, by Pulse Electronics (Singapore) Pte. Ltd. and Forfin Holdings B.V. that are signatories thereto (incorporated by reference to Exhibit 2 to our Form 8-K dated January 10, 2003).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended December 26, 2003)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to our Form 10-K for the year ended December 27, 2002).

4.1	Rights Agreement, dated as of August 30, 1996, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 3 to our Registration Statement on Form 8-A dated October 24, 1996).

4.2	Amendment No. 1 to the Rights Agreement, dated March 25, 1998, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to our Registration Statement on Form 8-A/A dated April 10, 1998).

4.3	Amendment No. 2 to the Rights Agreement, dated June 15, 2000, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 5 to our Registration Statement on Form 8-A/A dated July 5, 2000).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit C, to our Definitive Proxy on Schedule 14A dated March 28, 2001).

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

10.5	Credit Agreement, by and among Technitrol, Inc. and certain of its subsidiaries, Bank of America N.A. as Administrative Agent and Lender, and certain other Lenders that are signatories thereto, dated as of October 14, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 20, 2005).

10.6	Lease Agreement, dated October 15, 1991, between Ridilla-Delmont and AMI Doduco, Inc. (formerly known as Advanced Metallurgy Incorporated), as amended September 21, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 dated February 28, 2002, File Number 333-81286).

10.7	Incentive Compensation Plan of Technitrol, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.8	Technitrol, Inc. Supplemental Retirement Plan, amended and restated January 1, 2002 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.8(1)	Technitrol, Inc. Grantor Trust Agreement dated July 5, 2006 between Technitrol, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8(1) to our Form 8-K dated July 11, 2006).
64

Exhibit Index, continued

10.9	Agreement between Technitrol, Inc. and James M. Papada, III, dated July 1, 1999, as amended April 23, 2001, relating to the Technitrol, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.10	Letter Agreement between Technitrol, Inc. and James M. Papada, III, dated April 16, 1999, as amended October 18, 2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated July 25, 2006 (incorporated by reference to Exhibit 10.10(1) to our Form 10-Q for six months ended June 30, 2006).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

10.13	Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334)

10.13(1)	Amendment No. 1 to Technitrol, Inc. 401(k) Retirement Savings Plan, dated December 31, 2006.

10.14	Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073)

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006.

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.16	Consignment Agreement dated July 11, 2006 among Technitrol, Inc., AMI Doduco, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.16 to our Form 8-K dated July 17, 2006.)

10.17	Amended and Restated Consignment Agreement dated July 29, 2005, among Fleet Precious Metals Inc. d/b/a Bank of America Precious Metals, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 2, 2005).

10.17(1)	First Amendment and Agreement dated March 24, 2006 among Bank of America, N.A., Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(1) to our Form 8-K dated March 28, 2006).

10.17(2)	Second Amendment and Agreement dated May 4, 2006 among Bank of America, N.A., Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.17(2) to our Form 8-K dated May 4, 2006).

10.18	Fee Consignment and/or Purchase of Silver Agreement dated April 7, 2006 among The Bank of Nova Scotia, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18 to our Form 8-K dated April 7, 2006).

10.18(1)	Letter Amendment dated May 17, 2006 among The Bank of Nova Scotia, Technitrol, Inc. and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(1) to our Form 8-K dated May 17, 2006).
65

Exhibit Index, continued

10.18

Silver Lease Agreement dated April 9, 1996 between Standard Chartered Bank Mocatta Bullion – New York and Advanced Metallurgy, Inc. and Guarantee dated April 29, 1996 by Technitrol, Inc. (incorporated by reference to Exhibit 10.18 to our Form 10-Q for the three months ended October 1, 2004).

10.18(1)

Letter Agreement dated April 9, 1996 between Standard Chartered Bank Mocatta Bullion – New York and Advanced Metallurgy, Inc. (incorporated by reference to Exhibit 10.18(1) to our Form 10-Q for the three months ended October 1, 2004).

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
66

Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By	/s/James M. Papada, III

James M. Papada, III
Chairman and Chief Executive Officer

Date	February 26, 2007

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Alan E. Barton	By	/s/Edward M. Mazze

	Alan E. Barton		Edward M. Mazze
	Director		Director

Date	February 26, 2007	Date	February 26, 2007

By	/s/John E. Burrows, Jr.	By	/s/ C. Mark Melliar-Smith

	John E. Burrows, Jr.		C. Mark Melliar-Smith
	Director		Director

Date	February 26, 2007	Date	February 26, 2007

By	/s/Jeffrey A. Graves	By	/s/James M. Papada, III

	Jeffrey A. Graves		James M. Papada, III
	Director		Chairman and Chief Executive Officer
(Principal Executive Officer)

Date	February 26, 2007	Date	February 26, 2007

By	/s/David H. Hofmann	By	/s/Drew A. Moyer

	David H. Hofmann		Drew A. Moyer
	Director		Senior Vice President
and Chief Financial Officer
Date	February 26, 2007		(Principal Financial Officer)

		Date	February 26, 2007

		By	/s/Edward J. Prajzner

Edward J. Prajzner
Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

		Date	February 26, 2007

67