Form 10-Q
period 2007-03-30
TECHNITROL INC
filed 2007-05-07
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended March 30, 2007, or

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

          YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          YES ☐          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 4, 2007: 40,791,323

PART I. FINANCIAL INFORMATION

Item 1:   Financial Statements

Technitrol, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands

	March 30, 2007	December 29, 2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,144	$87,195
Trade receivables, net	174,227	160,083
Inventories	108,655	106,397
Prepaid expenses and other current assets	33,325	31,121

Total current assets	403,351	384,796

Property, plant and equipment	246,528	248,209
Less accumulated depreciation	146,178	140,863

Net property, plant and equipment	100,350	107,346
Deferred income taxes	16,520	16,135
Goodwill, net	223,043	220,528
Other intangibles, net	31,328	32,334
Other assets	9,987	9,741

	$784,579	$770,880

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$60	$60
Short-term debt	1,157	1,771
Accounts payable	105,968	97,593
Accrued expenses and other current liabilities	85,468	96,368

Total current liabilities	192,653	195,792

Long-term liabilities:
Long-term debt, excluding current installments	49,382	57,331
Deferred income taxes	13,209	13,323
Other long-term liabilities	32,019	14,314

Minority interest	9,881	9,691

Shareholders’ equity:
Common stock and additional paid-in capital	219,794	218,919
Retained earnings	244,228	243,084
Other comprehensive income	23,413	18,426

Total shareholders’ equity	487,435	480,429

	$784,579	$770,880

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended
	March 30, 2007	March 31, 2006

Net sales	$254,432	$221,093

Costs and expenses:
Cost of sales	199,690	169,900
Selling, general and administrative expenses	36,736	35,087
Severance and asset impairment expense	9,915	865

Total costs and expenses applicable to sales	246,341	205,852

Operating profit	8,091	15,241

Other (expense) income:
Interest (expense), net	(1,252)	(687)
Other income	251	494

Total other (expense)	(1,001)	(193)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	7,090	15,048

Income taxes	2,189	2,793

Minority interest expense	190	288

Net earnings from continuing operations before cumulative effect of accounting change	4,711	11,967
Cumulative effect of accounting change, net of taxes	—	75
Net (loss) from discontinued operations, net of taxes	—	(78)

Net earnings	$4,711	$11,964

Basic and diluted earnings per share from continuing operations	$0.12	$0.30
Cumulative effect of accounting change	—	0.00
Basic and diluted net (loss) per share from discontinued operations	—	(0.00)

Basic and diluted earnings per share	$0.12	$0.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Three Months Ended
	March 30, 2007	March 31, 2006

Cash flows from operating activities:
Net earnings	$4,711	$11,964
Loss from discontinued operations, net of taxes	—	78
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of taxes	—	(75)
Depreciation and amortization	7,990	7,428
Amortization of stock incentive plan expense	1,076	934
Minority interest in net earnings of consolidated subsidiary	190	288
Severance and asset impairment expense, net of cash payments	8,290	(610)
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	(12,965)	(16,819)
Inventories	(1,590)	(1,304)
Prepaid expenses and other current assets	(1,907)	(3,815)
Accounts payable and accrued expenses	5,471	3,002
Other, net	2,050	(2,144)

Net cash provided by (used in) operating activities	13,316	(1,073)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(54,068)
Capital expenditures	(4,512)	(5,674)
Proceeds from sale of property, plant and equipment	2,159	590
Foreign currency impact on intercompany lending	312	120

Net cash (used in) investing activities	(2,041)	(59,032)

Cash flows from financing activities:
Long-term borrowings	2,757	5,152
Principal payments of long-term debt	(11,614)	(50,644)
Dividends paid	(3,567)	(3,546)
Exercise of stock options	88	148

Net cash (used in) financing activities	(12,336)	(48,890)

Net effect of exchange rate changes on cash	1,010	1,205

Cash flows of discontinued operations:
Net cash (used in) operating activities	—	(78)

Net (decrease) in cash and cash equivalents from discontinued operations	—	(78)

Net (decrease) in cash and cash equivalents	(51)	(107,868)

Cash and cash equivalents at beginning of period	87,195	173,664

Cash and cash equivalents at end of period	$87,144	$65,796

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 30, 2007

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained earnings	Accumulated other comprehensive income	Comprehensive income

	Shares	Amount

Balance at December 29, 2006	40,751	$218,919	$243,084	$18,426
Stock options, awards and related compensation	40	875	—	—
Dividends declared ($0.0875 per share)	—	—	(3,567)	—
Currency translation adjustments	—	—	—	4,962	$4,962
Unrealized holding gains on securities	—	—	—	25	25
Net earnings	—	—	4,711	—	4,711

Comprehensive income					$9,698

Balance at March 30, 2007	40,791	$219,794	$244,228	$23,413

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol’s Form 10-K filed for the year ended December 29, 2006. We sometimes refer to Technitrol as “we” or “our”. We now refer to Pulse as the Electronics Components Group or “Electronics” and AMI Duduco as the Electrical Contact Products Group or “Electrical”.

          The results for the three months ended March 30, 2007 and March 31, 2006 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the three months ended March 30, 2007 are not necessarily indicative of annual results.

          New Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning December 29, 2007. We are currently evaluating the effect that SFAS 159 will have on our consolidated financial statements.

          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We are required to adopt this statement on December 29, 2007 and we are currently evaluating the effect that SFAS 157 will have on our consolidated financial statements.

          In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return or otherwise. We adopted this interpretation on December 30, 2006. See Note 6 for detail regarding the adoption of this interpretation.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(2)	Acquisitions

          Larsen Group: In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”) from Radiall Incorporated. Headquartered in Vancouver, Washington, Larsen has production operations in the United States, Mexico, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. The results of Larsen’s operations are included in our consolidated net earnings beginning in 2007. Larsen manufactures non-cellular wireless and automotive antennas and expanded our Electronics’ antenna division. The purchase price and preliminary fair value of the acquired assets are not material to our consolidated financial statements.

          ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group , headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produces advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of our Electronics automotive division. The purchase price was approximately $53.4 million, net of cash acquired of $1.3 million, and including acquisition costs of approximately $0.9 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The fair value of the net tangible assets acquired approximated $12.0 million. In addition to the fair value of net tangible assets acquired, purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $37.4 million allocated to goodwill. Each of the identifiable intangibles with finite lives are being amortized, using lives of five years for intellectual property and customer relationships.

          Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) is based in Taiwan and manufactures connector products, including single and multiple-port jacks, and supplies products to us under a cooperation agreement. We began making investments in FRE in April 2001. As of March 30, 2007, our investment in FRE was approximately $31.5 million and our ownership percentage was approximately 71%. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority interest due to the minority shareholders. Purchases of common stock in FRE are allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to the estimated fair value of such assets as of the date we began consolidating FRE’s results with our own. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles includes $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $8.8 million of goodwill. All of the identifiable intangibles are being amortized, using lives of four years for technology and customer relationships.

(3)	Divestiture

          In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. In December of 2006, all remaining fixed assets were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. During 2006, all the results of the bimetal and metal cladding operations were reflected as discontinued operations on the consolidated statements of operations. There were no sales or net earnings to include in our consolidated statements of operations for the three months ended March 30, 2007. We recorded no sales and a net loss of $0.1 million in the consolidated statements of operations for the three months ended March 31, 2006.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(4)	Inventories

         Inventories consisted of the following (in thousands):

	March 30, 2007	December 29, 2006

Finished goods	$37,410	$37,415
Work in process	25,024	23,843
Raw materials and supplies	46,221	45,139

	$108,655	$106,397

(5)	Goodwill and other intangibles, net

         The changes in the carrying amounts of goodwill for the three months ended March 30, 2007 were as follows (in thousands):

Balance at December 29, 2006	$220,528

Goodwill acquired during the period	—
Purchase price allocations and other adjustments	(56)
Currency translation adjustments	2,571

Balance at March 30, 2007	$223,043

          The majority of our goodwill and other intangibles relate to our Electronics segment.

          Other intangible assets were as follows (in thousands):

	March 30, 2007	December 29, 2006

Intangible assets subject to amortization (definite lives):
Technology	$11,253	$11,207
Customer relationships	26,388	26,102
Tradename/trademark	387	383
Other	2,403	2,402

Total	$40,431	$40,094

Accumulated amortization:
Technology	$(7,427)	$(7,113)
Customer relationships	(5,237)	(4,391)
Tradename/trademark	(387)	(383)
Other	(710)	(531)

Total	$(13,761)	$(12,418)

Net tangible assets subject to amortization	$26,670	$27,676

Intangible assets not subject to amortization (indefinite lives):
Tradename	$4,658	$4,658

Other intangibles, net	$31,328	$32,334

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(5)	Goodwill and other intangibles, net, continued

         Amortization expense was $1.3 mllion and $1.0 million for the three months ended March 30, 2007 and March 31, 2006, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2008	$4,447
2009	$3,869
2010	$3,519
2011	$2,163
2012	$2,163

(6)	Income taxes

         We adopted the provisions of FIN 48 on December 30, 2006. We did not recognize a material adjustment to our liabilities for unrecognized income tax benefits upon adoption of this interpretation. At the date of adoption, we had $22.8 million of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized. At March 30, 2007, we have $23.2 million of unrecognized tax benefits. In accordance with FIN 48, we reclassified approximately $18.0 million of unrecognized tax benefits from current to long-term liabilities. Adoption of this interpretation had no other impact on our consolidated financial statements. These benefits are not expected to be realized within the next twelve months.

          Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of March 31, 2007, we have $1.9 million accrued for interest and/or penalties related to uncertain income tax positions.

         We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. With respect to federal and state income tax, tax returns for all years after 2002 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions in which we operate, tax returns for all years after 1999 are subject to future examination by the respective tax authorities.

(7)	Pension

         In the three months ended March 30, 2007 we were not required to, nor did we, make any contributions to our qualified pension plan. Our net periodic expense was approximately $0.3 million and $0.4 million in the three months ended March 30, 2007 and March 31, 2006, respectively, and is expected to be approximately $1.3 million for the full fiscal year in 2007.

(8)	Accounting for stock-based compensation

         We have an incentive compensation plan for our employees. The primary component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted FASB Statement No.123(R) (“SFAS 123(R)”), which replaces SFAS 123 and

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

supersedes APB Opinion 25. Under SFAS 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

          The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three months ended March 30, 2007 and March 31, 2006 (in thousands):

	March 30, 2007	March 31, 2006

Restricted stock	$933	$724
Stock options	143	210

Total stock-based compensation included in selling, general and administrative expenses	1,076	934
Income tax benefit	(358)	(326)

Total after-tax stock-based compensation expense	$718	$608

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. The expense related to the cash award is fixed based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make an election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)

Nonvested at December 29, 2006	205	$20.48
Granted	37	$25.00
Vested	(13)	$18.21
Forfeited	(2)	$21.80

Nonvested at March 30, 2007	227	$21.30

          As of March 30, 2007, there was approximately $2.3 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.8 years.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the three months ended March 30, 2007 or during the year ended December 29, 2006. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 29, 2006	295	$18.99
Granted	—	—
Exercised	(5)	$19.00
Forfeited/expired	—	—

Outstanding as of March 30, 2007	290	$18.95	$897
Exercisable at March 30, 2007	233	$19.38	$621

          As of March 30, 2007, there was $0.4 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.1years.

          During the three months ended March 30, 2007, cash received from stock options exercised was $0.1 million. The total intrinsic value of stock options exercised during the three months ended March 30, 2007 and March 31, 2006 was less than $0.1 million. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities due to the minimal amount of stock options exercised during the three months ended March 30, 2007. Prior to adopting SFAS 123(R), we presented these benefits in the operating section of the consolidated statements of cash flow.

          No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 30, 2007.

(9)	Earnings per share

          Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted shares) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method. There were approximately 193,000 and 100,000 common share equivalents for the three months ended March 30, 2007 and March 31, 2006, respectively. There were approximately 290,000 stock options outstanding as of March 30, 2007 and approximately 468,000 as of March 31, 2006. We had

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(9)	Earnings per share, continued

unvested restricted shares outstanding of approximately 227,000 and 221,000 as of March 30, 2007 and March 31, 2006, respectively.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2007	March 31, 2006

Net earnings from continuing operations	$4,711	$11,967
Cumulative effect of accounting change	—	75
Net loss from discontinued operations	—	(78)

Net earnings	$4,711	$11,964

Basic earnings (loss) per share:
Shares	40,537	40,326
Continuing operations	$0.12	$0.30
Cumulative effect of accounting change	—	0.00
Discontinued operations	—	(0.00)

Per share amount	$0.12	$0.30

Diluted earnings (loss) per share:
Shares	40,720	40,426
Continuing operations	$0.12	$0.30
Cumulative effect of accounting change	—	0.00
Discontinued operations	—	(0.00)

Per share amount	$0.12	$0.30

(10)	Severance and asset impairment expense

          In the three months ended March 30, 2007, we accrued $9.9 million for a number of cost reduction actions at Electronics. These include severance and related payments of $7.4 million related to the termination of manufacturing and support personnel and $2.5 million to write down the value of certain fixed assets to their disposal value. Cash payments resulting from these expenses will be paid by December 28, 2007, except for remaining lease and severance payments to be made over a specified term.

          Our severance and asset impairment charges are summarized on a year-to-date basis for 2007 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3
Accrued during the three months ended March 30, 2007	—	9.9	9.9
Severance and other cash payments	(0.1)	(1.5)	(1.6)
Non-cash asset disposals	(0.1)	(2.9)	(3.0)

Balance accrued at March 30, 2007	$0.3	$9.3	$9.6

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(11)	Business segment information

          For the three months ended March 30, 2007 and March 31, 2006 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 29, 2006 to March 30, 2007. In addition, the basis for determining segment financial information has not changed from 2006. However, we now refer to Pulse as the Electronic Components Group (“Electronics”) and AMI Duduco as the Electrical Contact Products Group (“Electrical”). Specific segment data are as follows (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006

Net sales:
Electronics	$163,961	$144,169
Electrical	90,471	76,924

Total	$254,432	$221,093

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change:
Electronics	$3,100	$12,342
Electrical	4,991	2,899

Operating profit	8,091	15,241
Other expense, net	(1,001)	(193)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$7,090	$15,048

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 25 through 31.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 29, 2006 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory valuation, impairment of goodwill and other intangibles, severance and asset impairment expenses, income taxes, and contingency accruals. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

          Severance and Asset Impairment Expense. We record severance, tangible asset impairments and other restructuring charges such as lease terminations, as a result of a plan to transfer production operations to lower-cost locations and in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time the action is initiated. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether certain requirements are met in accordance with the applicable accounting guidance, such costs would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings.

          Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, possible outcomes of current and future audits conducted by foreign and domestic tax authorities and current accounting guidance. Changes in tax law or our interpretation of tax laws, the resolution of current and future tax audits and changes in accounting guidance could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take in to account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

          We operate our business in two segments:

•	Pulse, which we refer to as our Electronic Components Group (“Electronics”), and
•	AMI Doduco, which we refer to as our Electrical Contact Products Group (“Electrical”).

          General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by our acquisitions and capacity utilization, particularly in higher fixed-cost operations in Electrical and Electronics’ antenna and automotive divisions. Gross margin in Electrical, and to a lesser extent Electronics, is also affected by the price of precious and non-precious metals that are passed through to customers at nominal margins. Electronics’ markets are characterized by relatively short product life cycles compared to Electrical’s. As a result, significant product turnover occurs each year. Therefore, changes in average selling prices at Electronics are not necessarily relevant to measuring the performance of the operations of Electronics. Electrical has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. In addition, sales growth and contraction at Electrical and Electronics’ antenna and automotive divisions are generally attributable to changes in unit volume and changes in unit pricing, as well as foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renmimbi.

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

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use economic profit, which we define as operating profit after tax less our cost of capital, revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed frequently, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

          Cost Reduction Programs. As a result of our focus on both economic and operating profit, we continue aggressively size both segments so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, including both those directly related to manufacturing and those providing selling, general and administrative services, as well as lower overhead costs related to factory relocations to lower-cost locations. The eliminated costs also include depreciation savings from disposed equipment and rental payments from the termination of lease agreements.

          In the three months ended March 30, 2007, we accrued $9.9 million for a number of cost reduction actions at Electronics. These include severance and related payments of $7.4 million for the termination of manufacturing and support personnel primarily in conjunction with our plan to transfer production from Germany and Tunisia to China and $2.5 million to write down the value of certain fixed assets to their disposal value primarily at the Electronics consumer division. Cash payments resulting from these expenses will be made by December 28, 2007, except for remaining lease and severance payments to be made over a specified term.

          In the year ended December 29, 2006, we accrued $8.8 which included severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values.

          International Operations. As of March 30, 2007, we had manufacturing operations in 8 countries and had no significant net sales in currencies other than the U.S. dollar, the euro and the Chinese renminbi. A large percentage of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar, renminbi and the euro. Electrical’s European and Electronics’ automotive division sales are denominated primarily in euro. Electronics’ antenna division sales are denominated primarily in euro and Chinese renminbi. Sales and earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in our euro-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. As of March 30, 2007, we did not have any forward contracts or currency options in place.

          Precious Metals. Our Electrical business uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been below the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, such as Hong Kong and the People’s Republic of China (“PRC”). This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

          Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings as per APB 23. Such earnings may include pre-acquisition earnings of foreign entities acquired through stock purchases, and are intended to be reinvested outside of the U.S. indefinitely. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for tax reasons, subsidiary earnings may be remitted.

Results of Operations

          Three months ended March 30, 2007 compared to the three months ended March 31, 2006

          Net Sales. Net sales for the three months ended March 30, 2007 increased $33.3 million, or 15.1%, to $254.4 million from $221.1 million in the three months ended March 31, 2006. Our sales increase from the comparable period in the prior year was primarily attributable to increased demand in Electronics’ antenna, networking and power conversion divisions and higher pass-through costs for silver and other metals at Electrical, which were partially offset by lower sales in Electronics’ telecommunications and consumer divisions. Additionally, the Electronics antenna and automotive divisions and Electrical’s European operations benefited from a higher average euro-to-U.S. dollar exchange rate during the three months ended March 30, 2007.

          Electronics’ net sales increased $19.8 million, or 13.7%, to $164.0 million for the three months ended March 30, 2007 from $144.2 million in the three months ended March 31, 2006. The increase in net sales is primarily attributable to increased demand in the antenna, networking and power conversion divisions, while the telecommunications, automotive and consumer divisions were lower. Sales from the Larsen acquisition were also included in the three months ended March 30, 2007.

          Electrical’s net sales increased $13.6 million, or 17.7%, to $90.5 million for the three months ended March 30, 2007 from $76.9 million in the three months ended March 31, 2006. Sales in the current period compared to the prior year period reflect higher pass-through costs for silver and other metals and increased demand, especially in Europe.

          Cost of Sales. As a result of higher net sales, our cost of sales increased $29.8 million, or 17.5%, to $199.7 million for the three months ended March 30, 2007 from $169.9 million for the three months ended March 31, 2006. Our consolidated gross margin for the three months ended March 30, 2007 was 21.5% compared to 23.2% for the three months ended March 31, 2006. Our consolidated gross margin in the current period was negatively impacted by the Electronics automotive division, where integration efforts continued through the three months ended March 30, 2007, and the effects of increased inventory valuation reserves at the Electronics consumer division recorded during the three months ended March 30, 2007.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 30, 2007 increased $1.6 million, or 4.6%, to $36.7 million, or 14.4 % of net sales, from $35.1 million, or 15.9% of net sales for the three months ended March 31, 2006. Increased spending was a result of higher research, development and engineering expenses and increased intangible amortization expense at Electronics. Partially offsetting these expenses were the favorable impact of restructuring actions that we took over the last year to reduce costs.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 30, 2007 and March 31, 2006, respectively, RD&E by segment was as follows (in thousands):

	2007	2006

Electronics	$9,220	$8,185
Percentage of segment sales	5.6%	5.7%
Electrical	$1,384	$1,232
Percentage of segment sales	1.5%	1.6%

          Higher RD&E spending in the three months ended March 30, 2007 is primarily a result of increased spending at the Electronics antenna division as compared to the same period last year. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

          Severance and Asset Impairment Expense. Severance and asset impairment expense was $9.9 million and $0.9 million for the three months ended March 30, 2007 and March 31, 2006, respectively. The increase in 2007 is primarily a result of severance charges in connection with our plan to transfer production from Electronics’ Germany and Tunisia locations to China and asset impairment expenses at the Electronics’ consumer division.

          Interest. Net interest expense was $1.3 million for the three months ended March 30, 2007 compared to net interest expense of $0.7 million for the three months ended March 31, 2006. As a result of increased silver prices and the volume of leased silver, silver leasing fees, which are included in net interest expense, were $0.3 million higher in 2007 over the comparable period in 2006. Additionally, interest charges increased as a result of higher average debt balances during the three months ended March 30, 2007 as compared to the same period of 2006.

          Other. Other income was $0.3 million for the three months ended March 30, 2007 versus $0.5 million for the three months ended March 31, 2006.

          Income Taxes. The effective income tax rate for the three months ended March 30, 2007 was 30.9% compared to 18.6% for the three months ended March 31, 2006. The increase in the effective income tax rate is a result of certain non-deductible pre-tax operating losses and restructuring charges accrued in the 2007 period.

Liquidity and Capital Resources

          Working capital as of March 30, 2007 was $210.7 million, compared to $189.0 million as of December 30, 2006. This increase of $21.7 million was primarily due to increases in trade receivables and a reclass of approximately $18.0 million of tax reserves from current to long-term liabilities in accordance with our adoption of FASB Interpretation No. 48 which were partially offset by changes in accounts payable and accrued liabilities. Cash and cash equivalents, which are included in working capital, were $87.2 million as of December 29, 2006 as compared to $87.1 million as of March 30, 2007.

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

          Net cash provided by operating activities was $13.3 million for the three months ended March 30, 2007 as compared to uses of $1.1 million in the comparable period of 2006, an increase of $14.4 million. This increase was primarily attributable to smaller increases in accounts receivable, prepaid expenses, accounts payable and accrued expenses during the 2007 period than during the comparable period of 2006.

          Capital expenditures were $4.5 million during the three months ended March 30, 2007 and $5.7 million in the comparable period of 2006. The decrease of $1.2 million in the 2007 period compared to 2006 was due primarily to net lower expenditures at Electronics, primarily the antenna and automotive divisions. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

          We used $3.6 million for dividend payments during the three months ended March 30, 2007. On January 26, 2007 we announced a quarterly cash dividend of $0.0875 per common share, payable on April 20, 2007 to shareholders of record on April 6, 2007. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the second quarter of 2007. We expect to continue making quarterly dividend payments for the foreseeable future.

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of March 30, 2007.

          As of March 30, 2007, we had $42.6 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of March 30, 2007 was approximately $155.8 million.

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

          At March 30, 2007, we included $1.2 million of outstanding debt of FRE, our majority-owned subsidiary, in our consolidated financial statements. FRE has a total credit limit of approximately $2.4 million in U.S. dollar equivalents as of March 30, 2007. Neither Technitrol, nor any of its wholly-owned subsidiaries, has guaranteed or otherwise participated or assumed any responsibility for the current or future indebtedness of FRE.

          We had six standby letters of credit outstanding at March 30, 2007 in the aggregate amount of $1.6 million securing transactions entered into in the ordinary course of business.

          We had commercial commitments outstanding at March 30, 2007 of approximately $161.7 million due under precious metal consignment-type leases. This represents an increase of $25.9 million from the $135.8 million outstanding as of December 29, 2006 and is attributable to volume increases and higher average silver prices during 2007.

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

          All retained earnings are free from legal or contractual restrictions as of March 30, 2007, with the exception of approximately $21.4 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $21.4 million is $2.2 million of retained earnings of FRE of which we own 71%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 29, 2006.

Item 4:	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the three months ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of ERA Group in January 2006 and we are still in the process of evaluating internal control over financial reporting at ERA Group.

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

Risk Factors are on page 25.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 32.

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

          Electronics operates in an industry characterized by rapid change caused by the frequent emergence of new technologies. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Similarly, at Electrical, the performance and cost of electrical contacts are closely linked to alloys used in their production. Improving performance and reducing costs for our customers requires continuing development of new alloys and products. Our inability to react to changes in technology or customer needs quickly and efficiently may decrease our sales, thus reducing profitability.

If our inventories become obsolete, our future performance and operating results will be adversely affected.

          The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed. Many of Electronics’ products have very short life cycles which are measured in quarters. Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of obsolete or excess inventories.

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

          Both Electronics and Electrical frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

•	product quality and reliability;
•	global design and manufacturing capabilities;
•	breadth of product line;
•	customer service;
•	price; and
•	on-time delivery.

          Our inability to successfully compete on any or all of the above factors may result in reduced sales.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

          We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow. In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors’. Although we engage in limited hedging transactions, including foreign currency contracts, to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

          We manufacture and assemble most of our products in locations outside the United States, including the Peoples’ Republic of China, or “PRC” and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international markets.

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

          Electronics has the majority of its manufacturing operations in the PRC, except for the automotive division. Our presence in the PRC has enabled Electronics to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia, which is subject to unique risks, including earthquakes and those associated with Middle East geo-political events.

          We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC and Tunisia. This favorable situation could change if these countries were to increase rates or revoke the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with favorable tax incentives. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

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

          Electronics maintains extensive manufacturing operations in the PRC and other emerging economies, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, as a result of complications from severe acute respiratory syndrome or another public health epidemic or other natural disasters, could have a material adverse effect on our business and results of operations.

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

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10 (1) to our Form 8-K dated May 1, 2007).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

10.13

Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334)

10.13(1)	Amendment No. 1 to Technitrol, Inc. 401(k) Retirement Savings Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.13(1) to our Form 10-K for the year ended December 29, 2006).

10.14	Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073)

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.16	Consignment Agreement dated July 11, 2006 among Technitrol, Inc., AMI Doduco, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.16 to our Form 8-K dated July 17, 2006.)

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

10.22

Fee Consignment and/or Purchase of Silver Agreement dated March 30, 2007 among HSBC Bank U.S.A., N.A., Technitrol, Inc and AMI Duduco, Inc. (incorporated by reference to Exhibit 10.22 to our Form 8-K dated April 5, 2007).

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the six months ended June 30, 2006).

Exhibit Index, continued

10.30	Schedule of Board of Director and Committee Fees

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

May 7, 2007	/s/ Drew A. Moyer

(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer)