Form 10-Q
period 2007-06-29
TECHNITROL INC
filed 2007-08-07
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the three months ended June 29, 2007, or

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

          YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 6, 2007: 40,884,197

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands

	June 29, 2007	December 29, 2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,502	$87,195
Trade receivables, net	176,081	160,083
Inventories	109,341	106,397
Prepaid expenses and other current assets	29,462	31,121

Total current assets	399,386	384,796

Property, plant and equipment	248,213	248,209
Less accumulated depreciation	149,786	140,863

Net property, plant and equipment	98,427	107,346
Deferred income taxes	16,535	16,135
Goodwill, net	224,903	220,528
Other intangibles, net	30,328	32,334
Other assets	10,024	9,741

	$779,603	$770,880

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$60
Short-term debt	—	1,771
Accounts payable	96,193	97,593
Accrued expenses and other current liabilities	80,749	96,368

Total current liabilities	176,942	195,792

Long-term liabilities:
Long-term debt, excluding current installments	35,344	57,331
Deferred income taxes	13,783	13,323
Other long-term liabilities	34,324	14,314

Minority interest	9,977	9,691

Shareholders’ equity:
Common stock and additional paid-in capital	221,024	218,919
Retained earnings	261,595	243,084
Other comprehensive income	26,614	18,426

Total shareholders’ equity	509,233	480,429

	$779,603	$770,880

          See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net sales	$258,512	$239,238	$512,944	$460,331

Costs and expenses:
Cost of sales	201,232	182,830	400,922	352,730
Selling, general and administrative expenses	33,738	34,265	70,474	69,352
Severance and asset impairment expense	1,308	2,946	11,223	3,811

Total costs and expenses applicable to sales	236,278	220,041	482,619	425,893

Operating profit	22,234	19,197	30,325	34,438

Other income (expense):
Interest expense, net	(986)	(1,774)	(2,238)	(2,461)
Other income, net	1,018	2,701	1,269	3,195

Total other income (expense)	32	927	(969)	734

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	22,266	20,124	29,356	35,172

Income taxes	1,229	3,621	3,418	6,414

Minority interest	95	1,267	285	1,555

Net earnings from continuing operations before cumulative effect of accounting change	20,942	15,236	25,653	27,203
Cumulative effect of accounting change, net of income taxes	—	—	—	75
Net loss from discontinued operations, net of income taxes	—	(14)	—	(92)

Net earnings	$20,942	$15,222	$25,653	$27,186

Basic earnings per share from continuing operations before cumulative effect of accounting change	$0.52	$0.38	$0.63	$0.67
Cumulative effect of accounting change, net of income taxes	—	—	—	0.00
Basic net loss per share from discontinued operations	—	(0.00)	—	(0.00)

Basic net earnings per share	$0.52	$0.38	$0.63	$0.67

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$0.51	$0.38	$0.63	$0.67
Cumulative effect of accounting change, net of income taxes	—	—	—	0.00
Diluted net loss per share from discontinued operations	—	(0.00)	—	(0.00)

Diluted net earnings per share	$0.51	$0.38	$0.63	$0.67

          See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six Months Ended
	June 29, 2007	June 30, 2006

Cash flows from operating activities:
Net earnings	$25,653	$27,186
Loss from discontinued operations, net of taxes	—	92
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	—	(75)
Depreciation and amortization	16,469	16,629
Stock incentive plan expense	1,941	1,453
Minority interest in net earnings of consolidated subsidiary	285	1,555
Severance and asset impairment expense, net of cash payments	8,206	530
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	(13,557)	(22,214)
Inventories	(2,196)	(5,980)
Prepaid expenses and other current assets	3,980	(3,052)
Accounts payable and accrued expenses	(10,284)	19,134
Other, net	(2,445)	(5,802)

Net cash provided by operating activities	28,052	29,456

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(52,987)
Capital expenditures	(8,893)	(11,051)
Proceeds from sale of property, plant and equipment	6,882	932
Foreign currency impact on intercompany lending	146	(5,483)

Net cash used in investing activities	(1,865)	(68,589)

Cash flows from financing activities:
Long-term borrowings	3,342	(308)
Principal payments of long-term debt	(27,271)	(45,182)
Dividends paid	(7,142)	(7,095)
Exercise of stock options	582	558

Net cash used in financing activities	(30,489)	(52,027)

Net effect of exchange rate changes on cash	1,609	(603)

Cash flows of discontinued operations:
Net cash used in operating activities	—	(92)

Net decrease in cash and cash equivalents from discontinued operations	—	(92)

Net decrease in cash and cash equivalents	(2,693)	(91,855)

Cash and cash equivalents at beginning of period	87,195	173,664

Cash and cash equivalents at end of period	$84,502	$81,809

          See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 29, 2007

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained earnings	Accumulated other comprehensive income
					Comprehensive income
	Shares	Amount

Balance at December 29, 2006	40,751	$218,919	$243,084	$ 18,426
Stock options, awards and related compensation	133	2,105	—	—
Dividends declared ($0.0875 per share)	—	—	(7,142)	—
Currency translation adjustments	—	—	—	8,093	$ 8,093
Unrealized holding gains on securities	—	—	—	95	95
Net earnings	—	—	25,653	—	25,653

Comprehensive income					$ 33,841

Balance at June 29, 2007	40,884	$221,024	$261,595	$ 26,614

          See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol’s Form 10-K filed for the year ended December 29, 2006. We sometimes refer to Technitrol as “we” or “our”. We now refer to Pulse as the Electronics Components Group or “Electronics” and AMI Doduco as the Electrical Contact Products Group or “Electrical”.

          The results for the three and six months ended June 29, 2007 and June 30, 2006 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the six months ended June 29, 2007 are not necessarily indicative of annual results.

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

           Larsen Group: In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”). Headquartered in Vancouver, Washington, Larsen had production operations in the United States, Mexico, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. The results of Larsen’s operations are included in our consolidated net earnings beginning in 2007. Larsen manufactured non-cellular wireless and automotive antennas and expanded our Electronics’ antenna division. The purchase price and preliminary fair value of the acquired assets were not material to our consolidated financial statements.

           ERA Group: On January 4, 2006, we acquired all of the capital stock of ERA Group, headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produced advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of our Electronics automotive division. The purchase price was approximately $53.4 million, net of cash acquired of $1.3 million, and including acquisition costs of approximately $0.9 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The fair value of the net tangible assets acquired approximated $12.0 million. In addition to the fair value of net tangible assets acquired, purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $37.4 million allocated to goodwill. Each of the identifiable intangibles with finite lives are being amortized, using lives of five years for intellectual property and customer relationships.

           Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) was headquartered in Taiwan with production operations in China. FRE manufactured connector products including single and multiple-port jacks, and supplied products to us under a cooperation agreement. We began making investments in FRE in April 2001. As of June 29, 2007, our investment in FRE was approximately $31.5 million and our ownership percentage was approximately 71%. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority shareholders’ interest. Purchases of common stock in FRE were allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to the estimated fair value of such assets as of the date we began consolidating FRE’s results with our own. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles was $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $8.8 million of goodwill. All of the identifiable intangibles are being amortized, using lives of four years for technology and customer relationships.

(3)	Divestiture

          In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. In December of 2006, all remaining fixed assets were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. During 2006, all the results of the bimetal and metal cladding operations were reflected as discontinued operations on the consolidated statements of operations. There were no sales or net earnings to include in our consolidated statements of operations for the six months ended June 29, 2007. We recorded no sales and a net loss of $0.1 million in the consolidated statements of operations for the six months ended June 30, 2006.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(4)	Inventories

         Inventories consisted of the following (in thousands):

	June 29, 2007	December 29, 2006

Finished goods	$38,531	$37,415
Work in process	26,620	23,843
Raw materials and supplies	44,190	45,139

	$109,341	$106,397

(5)	Goodwill and other intangibles, net

          The changes in the carrying amounts of goodwill for the six months ended June 29, 2007 were as follows (in thousands):

Balance at December 29, 2006	$220,528

Goodwill acquired during the period	—
Purchase price allocations and other adjustments	258
Currency translation adjustments	4,117

Balance at June 29, 2007	$224,903

          The majority of our goodwill and other intangibles relate to our Electronics segment.

          Other intangible assets were as follows (in thousands):

	June 29, 2007	December 29, 2006

Intangible assets subject to amortization (finite lives):
Technology	$11,306	$11,207
Customer relationships	26,710	26,102
Tradename/trademark	393	383
Other	2,402	2,402

Total	$40,811	$40,094

Accumulated amortization:
Technology	$(7,748)	$(7,113)
Customer relationships	(6,112)	(4,391)
Tradename/trademark	(393)	(383)
Other	(888)	(531)

Total	$(15,141)	$(12,418)

Net tangible assets subject to amortization	$25,670	$27,676

Intangible assets not subject to amortization (indefinite lives):
Tradename	$4,658	$4,658

Other intangibles, net	$30,328	$32,334

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(5)	Goodwill and other intangibles, net, continued

          Amortization expense was $2.6 million and $2.0 million for the six months ended June 29, 2007 and June 30, 2006, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2008	$4,567
2009	$3,989
2010	$3,639
2011	$2,283
2012	$2,163

(6)	Income taxes

          We adopted the provisions of FIN 48 on December 30, 2006 and, at the date of adoption, we had $22.8 million of unrecognized income tax benefits. Upon adoption of FIN 48, we did not recognize a material adjustment to our liabilities for unrecognized tax benefits, but we reclassified approximately $18.3 million of unrecognized tax benefits from current to long-term liabilities. These benefits are not expected to be recognized within the next twelve months. At June 29, 2007, we have $23.5 million of unrecognized income tax benefits. All of these tax benefits would affect our effective tax rate, if recognized. Other than financial statement disclosures, the adoption of this interpretation had no other impact on our consolidated financial statements.

          Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of June 29, 2007, we have $1.9 million accrued for interest and/or penalties related to uncertain income tax positions.

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

(7)	Defined benefit plans

          In the six months ended June 29, 2007 we contributed approximately $0.2 million to our principle defined benefit plans and we expect to contribute approximately $0.4 million for the full fiscal year in 2007. Our net periodic expense was approximately $0.3 million and $0.7 million in the three and six months ended June 29, 2007 and June 30, 2006, respectively, and is expected to be approximately $1.3 million for the full fiscal year in 2007.

(8)	Accounting for stock-based compensation

          We have an incentive compensation plan for our employees. The primary component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, conditional on

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted FASB Statement No.123(R) (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB Opinion 25. Under SFAS 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, adoption of SFAS 123(R) did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

          The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and six months ended June 29, 2007 and June 30, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Restricted stock	$742	$491	$1,675	$1,215
Stock options	123	208	266	238

Total stock-based compensation included in selling, general and administrative expenses	865	699	1,941	1,453
Income tax benefit	(295)	(245)	(653)	(508)

Total after-tax stock-based compensation expense	$570	$454	$1,288	$945

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. The expense related to the cash award is fixed based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make an election under Section 83(b), the expense related to the cash award is variable based on the market value of the shares.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)

Nonvested at December 29, 2006	205	$20.48
Granted	96	$26.31
Vested	(73)	$21.24
Forfeited	(2)	$21.37

Nonvested at June 29, 2007	226	$22.69

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

          As of June 29, 2007, there was approximately $3.4 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the six months ended June 29, 2007 or during the year ended December 29, 2006. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 29, 2006	295	$18.99
Granted	—	—
Exercised	(30)	$19.24
Forfeited/expired	(52)	$19.06

Outstanding as of June 29, 2007	213	$18.94	$2,071
Exercisable at June 29, 2007	170	$19.37	$1,581

          As of June 29, 2007, there was $0.2 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.1 years.

          During the six months ended June 29, 2007, cash received from stock options exercised was $0.6 million. The total intrinsic value of stock options exercised during the six months ended June 29, 2007 was $0.2 million and was $0.1 million during the six months ended June 30, 2006. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities due to the minimal amount of stock options exercised during the six months ended June 29, 2007. Prior to adopting SFAS 123(R), we presented these benefits in the operating section of the consolidated statements of cash flow.

          No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the six months ended June 29, 2007.

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

method. There were approximately 172,000 and 147,000 and 147,000 and 117,000 common share equivalents for the three and six months ended June 29, 2007 and June 30, 2006, respectively. Also, there were approximately 213,000 and 445,000 stock options outstanding as of June 29, 2007 and June 30, 2006, respectively. We had unvested restricted shares outstanding of approximately 226,000 and 184,000 as of June 29, 2007 and June 30, 2006, respectively.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net earnings from continuing operations	$20,942	$15,236	$25,653	$27,203
Cumulative effect of accounting change	—	—	—	75
Net loss from discontinued operations	—	(14)	—	(92)

Net earnings	$20,942	$15,222	$25,653	$27,186

Basic earnings (loss) per share:
Shares	40,572	40,361	40,555	40,343
Continuing operations	$0.52	$0.38	$0.63	$0.67
Cumulative effect of accounting change	—	—	—	0.00
Discontinued operations	—	(0.00)	—	(0.00)

Per share amount	$0. 52	$0.38	$0.63	$0.67

Diluted earnings (loss) per share:
Shares	40,744	40,508	40,702	40,460
Continuing operations	$0.51	$0.38	$0.63	$0.67
Cumulative effect of accounting change	—	—	—	0.00
Discontinued operations	—	(0.00)	—	(0.00)

Per share amount	$0.51	$0.38	$0.63	$0.67

(10)	Severance and asset impairment expense

          In the six months ended June 29, 2007, we accrued $11.2 million for cost reduction actions at Electronics and Electrical. These include severance and related payments of $8.7 million related to the termination of manufacturing and support personnel and $2.5 million to write down the value of certain fixed assets to their disposal value. We expect cash payments resulting from these expenses to be paid by December 28, 2007, except for remaining lease and severance payments to be made over a specified term.

          Changes in our severance and asset impairment accrual are summarized on a year-to-date basis for 2007 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3
Accrued during the six months ended June 29, 2007	0.1	11.1	11.2
Severance and other cash payments	(0.1)	(2.9)	(3.0)
Non-cash asset disposals	(0.1)	(2.7)	(2.8)

Balance accrued at June 29, 2007	$0.4	$9.3	$9.7

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(11)	Business segment information

          For the six months ended June 29, 2007 and June 30, 2006 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 29, 2006 to June 29, 2007. In addition, the basis for determining segment financial information has not changed from 2006. However, we now refer to Pulse as the Electronic Components Group (“Electronics”) and AMI Doduco as the Electrical Contact Products Group (“Electrical”). Specific segment data are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net sales:
Electronics	$166,228	$155,398	$330,189	$299,567
Electrical	92,284	83,840	182,755	160,764

Total	$258,512	$239,238	$512,944	$460,331

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change:
Electronics	$15,864	$15,523	$18,964	$27,865
Electrical	6,370	3,674	11,361	6,573

Operating profit	$22,234	$19,197	$30,325	$34,438
Other income (expense), net	32	927	(969)	734

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$22,266	$20,124	$29,356	$35,172

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 26 through 32.

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

          The following critical accounting policies are impacted significantly by judgments, assumptions and estimates and were used in the preparation of the Consolidated Financial Statements:

•	inventory valuation;

•	impairment of goodwill and other intangibles;

•	severance and asset impairment expense;

•	income taxes; and

•	contingency accruals.

          Please see information concerning our critical accounting policies in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 29, 2006.

Overview

          We are a global producer of precision-engineered electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

          We operate our business in two segments:

•	our Electronic Components Group (“Electronics”) which is known in its markets as Pulse, and

•	our Electrical Contact Products Group (“Electrical”) which is known in its markets as AMI Doduco.

          General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by our acquisitions, product mix within each segment and capacity utilization, particularly in higher fixed-cost operations in Electrical and Electronics’ antenna and automotive divisions. Gross margin in Electrical is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-term and mature product line, with less turnover, and with less frequent variation in the prices of product sold, relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. Changes in unit volume and unit prices will affect our net sales and gross margin from period to period. However, due to the constantly changing amount of part numbers we offer and frequent changes in our average selling prices, we cannot quantify the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi, also affect U.S. dollar reported sales in the majority of the Electrical segment and certain divisions of Electronics.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. LK was acquired in September 2005 for approximately $111.1 million, net of cash acquired. LK was based in Kempele, Finland, and was a producer of internal antennas and integrated modules for mobile communications and information devices. ERA was acquired in January 2006 for approximately $53.4 million, net of cash acquired. ERA was based in Herrenberg, Germany and was a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. We purchased Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactured advanced antenna systems for non-cellular wireless and automotive applications. We plan on continuing to pursue acquisition opportunities.

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

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use economic profit, revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue. We define economic profit as operating profit after tax less our cost of capital. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

          Cost Reduction Programs. As a result of our focus on both economic and operating profit, we continue to aggressively size both segments so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these eliminated costs represent the annual salaries and benefits of terminated employees, including both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment and rental payments from the termination of lease agreements. We have also lowered overhead costs as a result of relocating factories to lower-cost locations.

          In the six months ended June 29, 2007, we accrued $11.2 million for a number of cost reduction actions at Electronics and Electrical. These include severance and related payments of $8.7 million for the termination of manufacturing and support personnel primarily in conjunction with our plan to transfer a part of Electronics’ automotive production from Germany and Tunisia to the People’s Republic of China (“PRC”) and $2.5 million to write down the value of certain fixed assets to their disposal value primarily at the Electronics consumer division. Cash payments resulting from these expenses are expected to be made by December 28, 2007, except for remaining lease and severance payments to be made over a specified term.

          In the year ended December 29, 2006, we accrued $8.8 which included severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values.

          International Operations. As of June 29, 2007, we had manufacturing operations in six countries and had significant net sales in the euro and Chinese renminbi in addition to the U.S. dollar. A large percentage of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar, renminbi and the euro. Electrical’s European operations and Electronics’ automotive division sales are denominated primarily in euro. Electronics’ antenna division sales are denominated primarily in euro and renminbi. Sales and earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our sales is denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. As of June 29, 2007, we did not have any forward contracts or currency options in place.

           Precious Metals. Our Electrical segment uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals, and more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on market value of precious metal on the day after shipment to the customer. Thus far we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the income earned in low-tax jurisdictions, such as Hong Kong and the PRC. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

          Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings as per APB 23. Such earnings may include pre-acquisition earnings of foreign entities acquired through stock purchases, and, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely. We may remit subsidiary earnings if excess cash accumulates in our non-U.S. subsidiaries and it is advantageous for tax and operational reasons to distribute the earnings.

Results of Operations

          Three months ended June 29, 2007 compared to the three months ended June 30, 2006

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Three Months Ended		$ Change	% Change	Results as % of Net Sales
	June 29,	June 30,	Favorable	Favorable
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006

Net sales	$258,512	$239,238	$19,274	8.1%	100.0%	100.0%
Cost of sales	201,232	182,830	(18,402)	(10.1)	77.8	76.4

Gross profit	57,280	56,408	872	1.5	22.2	23.6

Selling, general and administrative expenses	33,738	34,265	527	1.5	13.1	14.3
Severance and asset impairment expense	1,308	2,946	1,638	55.6	0.5	1.2

Operating profit	22,234	19,197	3,037	15.8	8.6	8.0

Interest expense, net	(986)	(1,774)	788	44.4	0.4	0.7
Other income, net	1,018	2,701	(1,683)	(62.3)	0.4	1.1

Earnings from continuing operations before income tax and minority interest	22,266	20,124	2,142	10.6	8.6	8.4

Income taxes	1,229	3,621	2,392	66.1	0.5	1.5
Minority interest	95	1,267	1,172	92.5	0.0	0.5

Net earnings from continuing operations before cumulative effect of accounting change	$20,942	$15,236	$5,706	37.5%	8.1%	6.4%

          Net Sales. Our sales increase from the comparable period in the prior year was primarily attributable to higher euro-to-U.S. dollar exchange rates, increased demand for the communication products of Electronics, higher pass-through costs for silver and other metals at Electrical and the inclusion of net sales from the Larsen acquisition, which were partially offset by lower sales of Electronics’ power products.

The following table shows our net sales by segment (in thousands):

	Three Months Ended		$ Change	% Change
	June 29,	June 30,	Favorable	Favorable
	2007	2006	(Unfavorable)	(Unfavorable)

Electronics	$166,228	$155,398	$10,830	7.0%
Electrical	92,284	83,840	8,444	10.1

Total	$258,512	$239,238	$19,274	8.1%

          Cost of Sales. As a result of higher net sales, our cost of sales increased. Our consolidated gross margin for the three months ended June 29, 2007 was 22.2% compared to 23.6% for the three months ended June 30, 2006. The primary factors that resulted in our consolidated gross margin decrease in the current period were the continuing integration expenses of the Electronics automotive division, and increased production costs in China.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses have decreased due to lower incentive compensation and selling expenses which were partially offset by higher research, development and engineering expenses and increased intangible amortization expense. The restructuring actions that we took over the last year to reduce costs have also decreased our selling, general and administrative expenses.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 29, 2007 and June 30, 2006, respectively, RD&E by segment was as follows (in thousands):

	2007	2006

Electronics	$8,415	$7,927
Percentage of segment sales	5.1%	5.1%

Electrical	$1,195	$1,094
Percentage of segment sales	1.3%	1.3%

          Higher RD&E spending in the three months ended June 29, 2007 is primarily a result of increased spending at the Electronics antenna division as compared to the same period last year. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

          Severance and Asset Impairment Expense. We recorded approximately $1.3 million during the three months ended June 29, 2007 primarily in connection with our initiatives to further streamline production and administrative functions in Europe and Asia.

          Interest. Silver leasing fees, which are included in net interest expense, were $0.4 million lower in 2007 over the comparable period in 2006. Additionally, interest charges decreased as a result of lower average debt balances during the three months ended June 29, 2007 as compared to the same period of 2006.

          Other. The decrease in other income is primarily attributable to less foreign exchange gains realized during the three months ended June 29, 2007, as compared to the three months ended June 30, 2006.

Income Taxes. The effective income tax rate for the three months ended June 29, 2007 was 5.5% compared to 18.0% for the three months ended June 30, 2006. The decrease in the effective income tax rate is primarily a result of realizing retroactive tax benefits due to the restructuring of non-U.S. subsidiaries during the three months ended June 29, 2007. The majority of the rate benefit associated with this restructuring is not expected to be recurring. Additionally, the reduction in the effective tax rate is a result of increased earnings in low tax jurisdictions in 2007 as compared to the same period in 2006.

          Six months ended June 29, 2007 compared to the six months ended June 30, 2006

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Six Months Ended		$ Change	% Change	Results as %
	June 29,	June 30,	Favorable	Favorable	of Net Sales
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006

Net sales	$512,944	$460,331	$52,613	11.4%	100.0%	100.0%
Cost of sales	400,922	352,730	(48,192)	(13.7)	78.2	76.6

Gross profit	112,022	107,601	4,421	4.1	21.8	23.4

Selling, general and administrative expenses	70,474	69,352	(1,122)	(1.6)	13.7	15.1
Severance and asset impairment expense	11,223	3,811	(7,412)	(194.5)	2.2	0.8

Operating profit	30,325	34,438	(4,113)	(11.9)	5.9	7.5

Interest expense, net	(2,238)	(2,461)	223	9.1	0.4	0.5
Other income, net	1,269	3,195	(1,926)	(60.3)	(0.2)	(0.6)

Earnings from continuing operations before income tax and minority interest	29,356	35,172	(5,816)	(16.5)	5.7	7.6

Income taxes	3,418	6,414	2,996	46.7	0.7	1.4
Minority interest	285	1,555	1,270	81.7	0.0	0.3

Net earnings from continuing operations before cumulative effect of accounting change	$25,653	$27,203	$(1,550)	(5.7)%	5.0%	5.9%

          Net Sales. Our sales increase from the comparable period in the prior year was primarily attributable to higher euro-to-U.S. dollar exchange rates, increased demand for the communication products of Electronics, higher pass-through costs for silver and other metals at Electrical and the inclusion of net sales from the Larsen acquisition, which were partially offset by decreased demand for Electronics’ power products.

The following table shows our net sales by segment (in thousands):

	Six Months Ended		$ Change	% Change
	June 29,	June 30,	Favorable	Favorable
	2007	2006	(Unfavorable)	(Unfavorable)

Electronics	$330,189	$299,567	$30,622	10.2%
Electrical	182,755	160,764	21,991	13.7

Total	$512,944	$460,331	$52,613	11.4%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the six months ended June 29, 2007 was 21.8% compared to 23.4% for the six months ended June 30, 2006. The primary factors that resulted in our consolidated gross margin decrease in the current period were the continuing integration expenses of the Electronics automotive division, increased production costs in China and increased inventory valuation reserves in Electronics.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses have increased primarily due to higher research, development and engineering expenses, intangible amortization and stock plan expenses. Partially offsetting these items were reductions in our incentive compensation expenses. Additionally, the restructuring actions that we took over the last year and lower spending, despite revenue increases, contributed to the reduction of operating expenses as a percent of our net sales.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 29, 2007 and June 30, 2006, respectively, RD&E by segment was as follows (in thousands):

	2007	2006

Electronics	$17,635	$16,112
Percentage of segment sales	5.3%	5.4%

Electrical	$2,580	$2,325
Percentage of segment sales	1.4%	1.4%

          Higher RD&E spending in 2007 over the comparable period in 2006 is a result of increased spending at the Electronics antenna division. As a percentage of sales, RD&E spending at Electronics was lower in 2007 than in 2006. Net sales have increased more rapidly than RD&E spending due to strong end-user demand. We believe that future sales in the electronic components markets will be driven by next-generation products. Design and development activities with our OEM customers continue at an aggressive pace.

          Severance and Asset Impairment Expense. We recorded approximately $11.2 million for severance and asset impairment expense for the six months ended June 29, 2007, which was primarily in connection with our plan to transfer production from Electronics’ German and Tunisian locations and asset impairment expenses related to Electronics’ consumer division.

          Interest. The decrease in net interest expense in 2007 is a result of lower interest charges resulting from decreased borrowings from our multi-currency credit facility and decreased precious metal leasing costs.

          Other. The decrease in other income is primarily a result of less foreign exchange gains realized during the six months ended June 29, 2007 as compared to the six months ended June 30, 2006.

          Income Taxes. The effective income tax rate for the six months ended June 29, 2007 was 11.6% compared to 18.2% for the six months ended June 30, 2006. The decrease in the effective income tax rate is primarily a result of realizing retroactive tax benefits due to the restructuring of non-U.S. subsidiaries during the six months ended June 29, 2007.

Liquidity and Capital Resources

          Working capital as of June 29, 2007 was $222.4 million, compared to $189.0 million as of December 30, 2006. This increase of $33.4 million was primarily due to increases in trade receivables and a reclassification of approximately $18.3 million of tax reserves from current to long-term liabilities in connection with our adoption of FASB Interpretation No. 48. Cash and cash equivalents, which are included in working capital, were $84.5 million as of June 29, 2007 as compared to $87.2 million as of December 29, 2006.

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

          Net cash provided by operating activities was $28.l million for the six months ended June 29, 2007 as compared to $29.5 million in the comparable period of 2006, a decrease of $1.4 million. This decrease was primarily attributable to less net earnings, which were partially offset by a larger decrease in working capital changes net of severance and asset impairment expenses.

          Capital expenditures were $8.9 million during the six months ended June 29, 2007 and $11.1 million in the comparable period of 2006. The decrease of $2.2 million in the 2007 period compared to 2006 was due primarily to net lower expenditures at Electronics. We make capital expenditures to expand production capacity and to improve our operating efficiency and we plan to continue making such expenditures in the future as necessary.

          We used $7.1 million for dividend payments during the six months ended June 29, 2007. On April 30, 2007 we announced a quarterly cash dividend of $0.0875 per common share, payable on July 20, 2007 to shareholders of record on July 6, 2007. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the third quarter of 2007. We expect to continue making quarterly dividend payments for the foreseeable future.

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of June 29, 2007.

          As of June 29, 2007, we had $28.4 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of June 29, 2007 was approximately $170.0 million.

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

          We had six standby letters of credit outstanding at June 29, 2007 in the aggregate amount of $1.6 million securing transactions entered into in the ordinary course of business.

          We had commercial commitments outstanding at June 29, 2007 of approximately $159.9 million due under precious metal consignment-type leases. This represents an increase of $24.1 million from the $135.8 million outstanding as of December 29, 2006 and is attributable to volume increases and higher average silver prices during 2007.

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

          We have a significant amount of retained earnings indefinitely invested outside of the United States. We have not accrued U.S. income and foreign withholding taxes on such foreign earnings because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. We may remit subsidiary earnings if excess cash accumulates in our non-U.S. subsidiaries and it is advantageous for tax and operational purposes to distribute the earnings. As of June 29, 2007, we have accrued U.S. income and foreign withholding taxes on approximately $40.0 million of foreign earnings which we expect to remit to the United States.

          All retained earnings are free from legal or contractual restrictions as of June 29, 2007, with the exception of approximately $21.4 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $21.4 million is $2.2 million of retained earnings of FRE of which we own 71%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 29, 2006.

Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 29, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the three months ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors

Risk Factors are on page 26.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a) Exhibits

The Exhibit Index is on page 33.

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

          We have grown both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our businesses may be adversely affected.

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

          Our results of operations and liquidity will be negatively impacted if:

•	we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate;

•	our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices;

•	we are unable to pass through higher base metals costs to our customers.

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

          We manufacture and assemble most of our products in locations outside the United States, including the Peoples’ Republic of China, or “PRC” and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

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

          We are aware of environmental issues at one location. A property in Leesburg, Indiana, which was acquired with our acquisition of GTI in 1998, is the subject of a 1994 Corrective Action Order to GTI by the Indiana Department of Environmental Management (IDEM). Although we sold the property in early 2005, we retained the responsibility for existing environmental issues at the site. The order requires us to investigate and take corrective actions. Substantially all of the corrective actions relating to impacted soil have been completed and IDEM has issued us “no further action” letters for all of the remediated areas. We anticipate making additional environmental expenditures in the future to continue our environmental studies, analysis and remediation activities with respect to the impacted groundwater. Based on current knowledge, we do not believe that any future expenses or liabilities associated with environmental remediation will have a material impact on our operations or our consolidated financial position, liquidity or operating results. However, we may be subject to additional costs and liabilities if the scope of the contamination or the cost of remediation exceeds our current expectations.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of April 30, 2003.

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

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

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10(1) to our Form 8-K dated May 1, 2007).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

10.13

Technitrol, Inc. 401(K) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334).

10.13(1)	Amendment No. 1 to Technitrol, Inc. 401(k) Retirement Savings Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.13(1) to our Form 10-K for the year ended December 29, 2006).

10.14

Pulse Engineering, Inc. 401(K) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073).

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.16	Consignment Agreement dated July 11, 2006 among Technitrol, Inc., AMI Doduco, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.16 to our Form 8-K dated July 17, 2006).

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

10.22

Fee Consignment and/or Purchase of Silver Agreement dated March 30, 2007 among HSBC Bank U.S.A., N.A., Technitrol, Inc and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.22 to our Form 8-K dated April 5, 2007).

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the six months ended June 30, 2006).

Exhibit Index, continued

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007.

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our form 10-Q for the three months ended March 30, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

August 6, 2007	/s/ Edward J. Prajzner

(Date)	Edward J. Prajzner
Vice President, Corporate Controller and
Chief Accounting Officer
(duly authorized officer, principal accounting officer)