Form 10-Q
period 2007-09-28
TECHNITROL INC
filed 2007-11-05
CIK 96763

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the three months ended September 28, 2007, or

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
                 YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 2, 2007: 40,883,391

1

2

PART I. FINANCIAL INFORMATION Item 1: Financial Statements Technitrol, Inc. and Subsidiaries Consolidated Balance Sheets In thousands

Assets	September 28, 2007	December 29, 2006

	(unaudited)
Current assets:
Cash and cash equivalents	$99,595	$87,195
Trade receivables, net	176,101	160,083
Inventories	117,467	106,397
Prepaid expenses and other current assets	27,035	31,121

Total current assets	420,198	384,796

Property, plant and equipment	259,328	248,209
Less accumulated depreciation	159,906	140,863

Net property, plant and equipment	99,422	107,346
Deferred income taxes	16,519	16,135
Goodwill, net	230,390	220,528
Other intangibles, net	30,155	32,334
Other assets	14,169	9,741

	$810,853	$770,880

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$60
Short-term debt	—	1,771
Accounts payable	108,513	97,593
Accrued expenses and other current liabilities	80,595	96,368

Total current liabilities	189,108	195,792

Long-term liabilities:
Long-term debt, excluding current installments	22,975	57,331
Deferred income taxes	13,875	13,323
Other long-term liabilities	35,567	14,314

Minority interest	10,045	9,691

Shareholders’ equity:
Common stock and additional paid-in capital	221,683	218,919
Retained earnings	277,206	243,084
Other comprehensive income	40,394	18,426

Total shareholders’ equity	539,283	480,429

	$810,853	$770,880

See accompanying Notes to Unaudited Consolidated Financial Statements.
3

Technitrol, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net sales	$257,093	$257,683	$770,037	$718,014

Costs and expenses:
Cost of sales	196,708	196,058	597,630	548,788
Selling, general and administrative expenses	35,668	39,167	106,142	108,519
Severance and asset impairment expense	1,858	2,604	13,081	6,415

Total costs and expenses applicable to sales	234,234	237,829	716,853	663,722

Operating profit	22,859	19,854	53,184	54,292

Other (expense) income:
Interest expense, net	(638)	(2,085)	(2,876)	(4,546)
Other (expense) income, net	(912)	(775)	357	2,420

Total other (expense)	(1,550)	(2,860)	(2,519)	(2,126)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	21,309	16,994	50,665	52,166

Income taxes	2,055	1,953	5,473	8,367

Minority interest (expense) income	(69)	233	(354)	(1,322)

Net earnings from continuing operations before cumulative effect of accounting change	19,185	15,274	44,838	42,477
Cumulative effect of accounting change, net of income taxes	—	—	—	75
Net loss from discontinued operations, net of income taxes	—	(29)	—	(121)

Net earnings	$19,185	$15,245	$44,838	$42,431

Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change	$0.47	$0.38	$1.10	$1.05
Cumulative effect of accounting change, net of income taxes	—	—	—	0.00
Basic and diluted net loss per share from discontinued operations	—	(0.00)	—	(0.00)

Basic and diluted net earnings per share	$0.47	$0.38	$1.10	$1.05

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

Technitrol, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) In thousands

	Nine Months Ended
	September 28, 2007	September 29, 2006

Cash flows from operating activities:
Net earnings	$44,838	$42,431
Loss from discontinued operations, net of taxes	—	121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	—	(75)
Depreciation and amortization	24,755	26,932
Stock incentive plan expense	2,820	2,240
Minority interest in net earnings of consolidated subsidiary	354	1,322
Severance and asset impairment expense, net of cash payments	7,977	85
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	(9,563)	(41,009)
Inventories	(6,752)	(13,916)
Prepaid expenses and other current assets	815	(2,262)
Accounts payable and accrued expenses	429	23,722
Other, net	(3,072)	(3,136)

Net cash provided by operating activities	62,601	36,455

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(73,456)
Capital expenditures	(14,875)	(16,474)
Funding of grantor trust	—	(7,151)
Proceeds from sale of property, plant and equipment	7,300	1,211
Foreign currency impact on intercompany lending	(249)	(4,676)

Net cash used in investing activities	(7,824)	(100,546)

Cash flows from financing activities:
Long-term borrowings	—	(1,170)
Principal payments of long-term debt	(36,668)	(28,095)
Dividends paid	(10,716)	(10,647)
Exercise of stock options	643	1,798

Net cash used in financing activities	(46,741)	(38,114)

Net effect of exchange rate changes on cash	4,364	(3,013)

Cash flows of discontinued operations:
Net cash used in operating activities	—	(56)

Net decrease in cash and cash equivalents from discontinued operations	—	(56)

Net increase (decrease) in cash and cash equivalents	12,400	(105,274)

Cash and cash equivalents at beginning of period	87,195	173,664

Cash and cash equivalents at end of period	$99,595	$68,390

See accompanying Notes to Unaudited Consolidated Financial Statements.
5

Technitrol, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 28, 2007 (Unaudited) In thousands, except per share data

	Common stock and paid-in capital		Retained earnings	Accumulated other comprehensive income	Comprehensive income

	Shares	Amount

Balance at December 29, 2006	40,751	$218,919	$243,084	$18,426
Stock options, awards and related compensation	132	2,764	—	—
Dividends declared ($0.2625 per share)	—	—	(10,716)	—
Currency translation adjustments	—	—	—	21,650	$21,650
Unrealized holding gains on securities	—	—	—	318	318
Net earnings	—	—	44,838	—	44,838

Comprehensive income					$66,806

Balance at September 28, 2007	40,883	$221,683	$277,206	$40,394

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)           Accounting policies

                For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol’s Form 10-K filed for the year ended December 29, 2006. We sometimes refer to Technitrol as “we” or “our”. We now refer to Pulse as the “Electronics Components Group” or “Electronics” and AMI Doduco as the “Electrical Contact Products Group” or “Electrical”.

                The results for the three and nine months ended September 28, 2007 and September 29, 2006 have been prepared by our management without audit by our independent auditors. In the opinion of management, the financial statements fairly present in all material respects, the financial position and results of operations for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 28, 2007 are not necessarily indicative of annual results.

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

                In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return or otherwise. We adopted this interpretation on December 30, 2006. See Note 6 for details regarding the adoption of this interpretation.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(2)           Acquisitions

                Larsen Group:  In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”). Headquartered in Vancouver, Washington, Larsen had production operations in the United States, Mexico, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. The results of Larsen’s operations are included in our consolidated net earnings beginning in 2007. Larsen manufactured non-cellular wireless and automotive antennas and expanded our Electronics antenna division. The purchase price and preliminary fair value of the acquired assets were not material to our consolidated financial statements.

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

                Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) was headquartered in Taiwan with production operations in China. FRE manufactured connector products including single and multiple-port jacks, and supplied products to us under a cooperation agreement. We began making investments in FRE in April 2001. As of September 28, 2007, our investment in FRE was approximately $31.5 million and our record ownership was approximately 71%. We also have beneficial ownership of an additional 4% of the common shares outstanding of FRE for which we have voting authority, rights to any dividends paid, as well as the authority to prevent any transfers of these shares. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority shareholders’ interest. Purchases of common stock in FRE were allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to the estimated fair value of such assets as of the date we began consolidating FRE’s results with our own. Based on the fair value of net tangible assets acquired and our current ownership percentage, the allocation of the investment to intangibles was $0.5 million for technology, $0.6 million for trademarks, $2.1 million for customer relationships and $8.8 million of goodwill. All of the identifiable intangibles are being amortized, using lives of four years for technology and customer relationships.

(3)           Divestiture

                In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. In December of 2006, all remaining fixed assets were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. During 2006, all the results of the bimetal and metal cladding operations were reflected as discontinued operations on the consolidated statements of operations. There were no sales or net earnings to include in our consolidated statements of operations for the nine months ended September 28, 2007. We recorded no sales and a net loss of $0.1 million in the consolidated statements of operations for the nine months ended September 29, 2006.

Technitrol, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements, continued (4) Inventories Inventories consisted of the following (in thousands):

	September 28, 2007	December 29, 2006

Finished goods	$44,258	$37,415
Work in process	27,897	23,843
Raw materials and supplies	45,312	45,139

	$117,467	$106,397

(5) Goodwill and other intangibles, net The changes in the carrying amounts of goodwill for the nine months ended September 28, 2007 were as follows (in thousands):

Balance at December 29, 2006	$220,528

Goodwill acquired during the period	—
Purchase price allocations and other adjustments	(590)
Currency translation adjustments	10,452

Balance at September 28, 2007	$230,390

The majority of our goodwill and other intangibles relate to our Electronics segment. Other intangible assets were as follows (in thousands):

	September 28, 2007	December 29, 2006

Intangible assets subject to amortization (finite lives):
Technology	$11,520	$11,207
Customer relationships	28,029	26,102
Tradename/trademark	414	383
Other	2,402	2,402

Total	42,365	40,094

Accumulated amortization:
Technology	(8,139)	(7,113)
Customer relationships	(7,250)	(4,391)
Tradename/trademark	(529)	(383)
Other	(950)	(531)

Total	(16,868)	(12,418)

Net tangible assets subject to amortization	25,497	27,676

Intangible assets not subject to amortization (indefinite lives):
Tradename	4,658	4,658

Other intangibles, net	$30,155	$32,334

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(5)           Goodwill and other intangibles, net, continued

                Amortization expense was $3.9 million and $3.8 million for the nine months ended September 28, 2007 and September 29, 2006, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2008	$4,849
2009	$4,271
2010	$3,914
2011	$2,449
2012	$2,329

(6)           Income taxes

               We adopted the provisions of FIN 48 on December 30, 2006 and, at the date of adoption, we had $22.8 million of unrecognized income tax benefits. Upon adoption of FIN 48, we did not recognize a material adjustment to our liabilities for unrecognized tax benefits, but we reclassified approximately $17.6 million of unrecognized tax benefits from current to long-term liabilities. These benefits are not expected to be recognized within the next twelve months. At September 28, 2007, we have $23.3 million of unrecognized income tax benefits, $17.6 million of which are classified as long-term liabilities. All of these tax benefits would affect our effective tax rate, if recognized. Other than financial statement disclosures, the adoption of this interpretation had no other impact on our consolidated financial statements.

               Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of September 28, 2007, we have $1.9 million accrued for interest and/or penalties related to uncertain income tax positions.

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

(7)           Defined benefit plans

                In the nine months ended September 28, 2007 we contributed approximately $0.2 million to our principle defined benefit plans and we expect to contribute approximately $0.4 million for the full fiscal year in 2007. Our net periodic expense was approximately $0.3 million and $1.0 million in the three and nine months ended September 28, 2007 and September 29, 2006, respectively, and is expected to be approximately $1.3 million for the full fiscal year in 2007.

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

                The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and nine months ended September 28, 2007 and September 29, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Restricted stock	$746	$605	$2,421	$1,820
Stock options	133	182	399	420

Total stock-based compensation included in selling, general and administrative expenses	879	787	2,820	2,240
Income tax benefit	(296)	(255)	(949)	(737)

Total after-tax stock-based compensation expense	$583	$532	$1,871	$1,503

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Price (Per Share)

Nonvested at December 29, 2006	205	$20.48
Granted	99	$26.33
Vested	(78)	$20.96
Forfeited	(7)	$23.41

Nonvested at September 28, 2007	219	$22.85

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(8)           Accounting for stock-based compensation, continued

                As of September 28, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the nine months ended September 28, 2007 or during the year ended December 29, 2006. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 29, 2006	295	$18.99
Granted	—	$—
Exercised	(33)	$19.34
Forfeited/expired	(54)	$19.01

Outstanding as of September 28, 2007	208	$18.94	$1,667
Exercisable at September 28, 2007	166	$19.36	$1,258

                As of September 28, 2007, there was $0.2 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.0 years.

                During the nine months ended September 28, 2007, cash received from stock options exercised was $0.6 million. The total intrinsic value of stock options exercised during the nine months ended September 28, 2007 was $0.3 million and was $0.6 million during the nine months ended September 29, 2006. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities due to the minimal amount of stock options exercised during the nine months ended September 28, 2007. Prior to adopting SFAS 123(R), we presented these benefits in the operating section of the consolidated statements of cash flow.

                No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the nine months ended September 28, 2007.

(9)           Earnings per share

                Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted shares) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(9)           Earnings per share, continued

common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method. There were approximately 185,000 and 213,000 and 173,000 and 193,000 common share equivalents for the three and nine months ended September 28, 2007 and September 29, 2006, respectively. Also, there were approximately 208,000 and 327,000 stock options outstanding as of September 28, 2007 and September 29, 2006, respectively. We had unvested restricted shares outstanding of approximately 219,000 and 233,000 as of September 28, 2007 and September 29, 2006, respectively.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net earnings from continuing operations	$19,185	$15,274	$44,838	$42,477
Cumulative effect of accounting change	—	—	—	75
Net loss from discontinued operations	—	(29)	—	(121)

Net earnings	$19,185	$15,245	$44,838	$42,431

Basic earnings (loss) per share:
Shares	40,653	40,417	40,587	40,364
Continuing operations	$0.47	$0.38	$1.10	$1.05
Cumulative effect of accounting change	—	—	—	0.00
Discontinued operations	—	(0.00)	—	(0.00)

Per share amount	$0.47	$0.38	$1.10	$1.05

Diluted earnings (loss) per share:
Shares	40,838	40,630	40,760	40,557
Continuing operations	$0.47	$0.38	$1.10	$1.05
Cumulative effect of accounting change	—	—	—	0.00
Discontinued operations	—	(0.00)	—	(0.00)

Per share amount	$0.47	$0.38	$1.10	$1.05

(10)         Severance and asset impairment expense

                In the nine months ended September 28, 2007, we accrued $13.1 million for cost reduction actions primarily at Electronics. These include severance and related payments of $10.5 million related to the termination of manufacturing and support personnel and $2.6 million to write down the value of certain fixed assets to their disposal value. We expect cash payments resulting from these expenses to be paid by December 28, 2007, except for remaining lease and severance payments of approximately $8.8 million to be made over a specified term.

Technitrol, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(10)         Severance and asset impairment expense, continued

                Changes in our severance and asset impairment accrual are summarized on a year-to-date basis for 2007 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3
Accrued during the nine months ended September 28, 2007	0.1	13.0	13.1
Severance and other cash payments	(0.1)	(4.8)	(4.9)
Non-cash asset disposals	(0.1)	(2.1)	(2.2)

Balance accrued at September 28, 2007	$0.4	$9.9	$10.3

(11)         Business segment information

                For the nine months ended September 28, 2007 and September 29, 2006 there were immaterial amounts of intersegment revenues eliminated in consolidation. There has been no material change in segment assets from December 29, 2006 to September 28, 2007. In addition, the basis for determining segment financial information has not changed from 2006. However, we now refer to Pulse as the Electronic Components Group (“Electronics”) and AMI Doduco as the Electrical Contact Products Group (“Electrical”). Specific segment data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net sales:
Electronics	$171,231	$173,977	$501,420	$473,544
Electrical	85,862	83,706	268,617	244,470

Total	$257,093	$257,683	$770,037	$718,014

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change:
Electronics	$17,045	$15,269	$36,009	$43,134
Electrical	5,814	4,585	17,175	11,158

Operating profit	$22,859	$19,854	$53,184	$54,292
Other expense, net	(1,550)	(2,860)	(2,519)	(2,126)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	$21,309	$16,994	$50,665	$52,166

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

                Acquisitions.  Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. LK was acquired in September 2005 for approximately $111.1 million, net of cash acquired. LK was based in Kempele, Finland, and was a producer of internal antennas and integrated modules for mobile communications and information devices. ERA was acquired in January 2006 for approximately $53.4 million, net of cash acquired. ERA was based in Herrenberg, Germany and was a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. We purchased Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactured advanced antenna systems for non-cellular wireless and automotive applications. We plan to continue pursuing acquisition opportunities.

                Technology. Our products must change along with changes in technology, design, and preferences of consumers and other end users of our products, as well as changes in regulatory requirements. We address this need by continuing to invest in new product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet customer demands.

                Management Focus.  Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use economic profit, revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue. We define economic profit as after-tax operating profit less our cost of capital. Operating leverage or incremental operating profit as a percentage of incremental sales is a factor that is discussed, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

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

                In the nine months ended September 28, 2007, we accrued $13.1 million for a number of cost reduction actions at Electronics and Electrical. These include severance and related payments of $10.5 million for the termination of manufacturing and support personnel primarily in conjunction with our plan to transfer a part of Electronics’ automotive production from Germany and Tunisia to the People’s Republic of China (“PRC”) and $2.6 million to write down the value of certain fixed assets to their disposal value primarily at the Electronics consumer division. Cash payments resulting from these expenses are expected to be made by December 28, 2007, except for remaining lease and severance payments of approximately $8.8 million to be made over a specified term.

                In the year ended December 29, 2006, we accrued $8.8 million which included severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values.

                International Operations. As of September 28, 2007, we had manufacturing operations in six countries and had significant net sales in the euro and Chinese renminbi in addition to the U.S. dollar. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar, renminbi and the euro. Electrical’s European operations and Electronics’ automotive division sales are denominated primarily in euro. Electronics’ antenna division sales are denominated primarily in euro and renminbi. Sales and earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. We may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

                In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. As of September 28, 2007, we did not have any forward contracts or currency options in place.

                Precious Metals. Our Electrical segment uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.

                Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the U.S. and income earned in low-tax jurisdictions, such as Tunisia, Hong Kong and the PRC. This mix of income can vary significantly from one period to another. We have benefited over recent years from favorable tax incentives, however, there is no guarantee as to how long these benefits will continue to exist.

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

Results of Operations

                Three months ended September 28, 2007 compared to the three months ended September 29, 2006

                 The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

			$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	Three Months Ended				Results as % of Net Sales
	September 28, 2007	September 29, 2006			2007	2006

Net sales	$257,093	$257,683	$(590)	(0.2%)	100.0%	100.0%
Cost of sales	196,708	196,058	(650)	(0.3)	76.5	76.1

Gross profit	60,385	61,625	(1,240)	(2.0)	23.5	23.9

Selling, general and administrative expenses	35,668	39,167	3,499	8.9	13.9	15.2
Severance and asset impairment expense	1,858	2,604	746	28.6	0.7	1.0

Operating profit	22,859	19,854	3,005	15.1	8.9	7.7

Interest expense, net	(638)	(2,085)	1,447	69.4	0.2	0.8
Other expense, net	(912)	(775)	(137)	(17.7)	0.4	0.3

Earnings from continuing operations before income tax and minority interest	21,309	16,994	4,315	25.4	8.3	6.6

Income taxes	2,055	1,953	(102)	(5.2)	0.8	0.8
Minority interest (expense) income	(69)	233	(302)	(129.6)	0.0	0.0

Net earnings from continuing operations before cumulative effect of accounting change	$19,185	$15,274	$3,911	25.6%	7.5%	5.9%

                Net Sales. Our consolidated net sales are consistent with the comparable period in the prior year. However, we have experienced sales increases as a result of higher euro-to-U.S. dollar exchange rates, higher pass-through costs for silver and other metals at Electrical and the inclusion of net sales from the Larsen acquisition at Electronics. These increases were offset by a decrease in demand for certain communications and power products sold by Electronics.

The following table shows our net sales by segment (in thousands):

	Three Months Ended		$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	September 28, 2007	September 29, 2006

Electronics	$171,231	$173,977	$(2,746)	(1.6)%
Electrical	85,862	83,706	2,156	2.6

Total	$257,093	$257,683	$(590)	(0.2)%

                 Cost of Sales.  Our consolidated gross margin for the three months ended September 28, 2007 was 23.5% compared to 23.9% for the three months ended September 29, 2006. The primary factors that caused the slight decrease in our consolidated gross margin in the current period were a decline in operating leverage as a result of decreased sales of Electronics’ communications and power products noted above, continuing integration expenses of the Electronics automotive division, increased production costs and taxes in China and a decrease in factory utilization at Electrical’s North American operations.

                Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased due to lower research, development and engineering expenses, intangible amortization and general and administrative expenses. In addition, our selling, general and administrative expenses decreased due to various restructuring actions that we took over the last year to reduce costs.

                Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended September 28, 2007 and September 29, 2006, respectively, RD&E by segment was as follows (in thousands):

	2007	2006

Electronics	$8,736	$10,372
Percentage of segment sales	5.1%	6.0%

Electrical	$1,322	$1,115
Percentage of segment sales	1.5%	1.3%

                We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

                Severance and Asset Impairment Expense. We recorded approximately $1.9 million of primarily severance expenses during the three months ended September 28, 2007, mainly in connection with our previously announced plan to transfer production operations from Tunisia to China.

                Interest.  Silver leasing fees, which are included in net interest expense, were $0.7 million lower in 2007 over the comparable period in 2006. Additionally, net interest charges decreased as a result of lower average debt balances and higher average invested cash balances during the three months ended September 28, 2007 as compared to the same period of 2006.

                Other. The increase in other expense is primarily attributable to more foreign exchange losses realized during the three months ended September 28, 2007, as compared to the three months ended September 29, 2006.

                Income Taxes.  The effective income tax rate for the three months ended September 28, 2007 was 9.6% compared to 11.5% for the three months ended September 29, 2006. The reduction in the effective tax rate is primarily a result of increased earnings in lower tax jurisdictions in 2007 as compared to the same period in 2006.

                Nine months ended September 28, 2007 compared to the nine months ended September 29, 2006

                The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Nine Months Ended		$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Results as % of Net Sales
	September 28, 2007	September 29, 2006			2007	2006

Net sales	$770,037	$718,014	$52,023	7.2%	100.0%	100.0%
Cost of sales	597,630	548,788	(48,842)	(8.9)	77.6	76.4

Gross profit	172,407	169,226	3,181	1.9	22.4	23.6

Selling, general and administrative expenses	106,142	108,519	2,377	2.2	13.8	15.1
Severance and asset impairment expense	13,081	6,415	(6,666)	(103.9)	1.7	0.9

Operating profit	53,184	54,292	(1,108)	(2.0)	6.9	7.6

Interest expense, net	(2,876)	(4,546)	1,670	36.7	0.4	0.6
Other income, net	357	2,420	(2,063)	(85.2)	0.0	0.3

Earnings from continuing operations before income tax and minority interest	50,665	52,166	(1,501)	(2.9)	6.6	7.3

Income taxes	5,473	8,367	2,894	34.6	0.7	1.2
Minority interest expense	(354)	(1,322)	968	73.2	0.0	0.2

Net earnings from continuing operations before cumulative effect of accounting change	$44,838	$42,477	$2,361	5.6%	5.8%	5.9%

                 Net Sales. Our sales increase from the comparable period in the prior year was primarily attributable to higher euro-to-U.S. dollar exchange rates, increased demand for the communication products of Electronics, higher pass-through costs for silver and other metals at Electrical and the inclusion of net sales from the Larsen acquisition by Electronics, which were partially offset by decreased demand for Electronics’ power products.

The following table shows our net sales by segment (in thousands):

	Nine Months Ended		$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	September 28, 2007	September 29, 2006

Electronics	$501,420	$473,544	$27,876	5.9%
Electrical	268,617	244,470	24,147	9.9

Total	$770,037	$718,014	$52,023	7.2%

                Cost of Sales.  As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the nine months ended September 28, 2007 was 22.4% compared to 23.6% for the nine months ended September 29, 2006. The primary factors that resulted in our consolidated gross margin decrease in the current period were the continuing integration costs of the Electronics automotive division, and increased production costs and taxes in China.

                 Selling, General and Administrative Expenses. Total selling, general and administrative expenses have decreased primarily due to lower compensation and selling expenses. Additionally, the restructuring actions that we took over the last year and lower spending, despite revenue increases, contributed to the reduction of operating expenses as a percent of our net sales.

                Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended September 28, 2007 and September 29, 2006, respectively, RD&E by segment was as follows (in thousands ):

	2007	2006

Electronics	$26,371	$26,484
Percentage of segment sales	5.3%	5.6%

Electrical	$3,902	$3,440
Percentage of segment sales	1.5%	1.4%

                Higher RD&E spending in 2007 over the comparable period in 2006 is a result of increased spending at Electrical’s European operations. As a percentage of sales, RD&E spending at Electronics was lower in 2007 than in 2006. Net sales have increased more rapidly than RD&E spending at Electronics due to strong end-user demand. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

                Severance and Asset Impairment Expense. We recorded approximately $13.1 million for severance and asset impairment expense for the nine months ended September 28, 2007, which was primarily in connection with our plan to transfer production from Electronics’ German and Tunisian locations to China and asset impairment expenses related to Electronics’ consumer division.

                Interest.  The decrease in net interest expense in 2007 is due to lower interest charges resulting from decreased borrowings from our multi-currency credit facility and decreased precious metal leasing costs.

                Other.  The decrease in other income is primarily a result of less foreign exchange gains realized during the nine months ended September 28, 2007 as compared to the nine months ended September 29, 2006.

                Income Taxes.  The effective income tax rate for the nine months ended September 28, 2007 was 10.8% compared to 16.0% for the nine months ended September 29, 2006. The decrease in the effective income tax rate is primarily a result of realizing retroactive tax benefits due to the restructuring of non-U.S. subsidiaries during the nine months ended September 28, 2007 and a higher proportion of net earnings being recognized in lower tax jurisdictions in 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

                 Working capital as of September 28, 2007 was $231.1 million, compared to $189.0 million as of December 30, 2006. This increase of $42.1 million was primarily due to increases in cash, trade receivables, inventories and a reclassification of approximately $17.6 million of tax reserves from current to long-term liabilities in connection with our adoption of FASB Interpretation No. 48 which were partially offset by an increase in accounts payable. Cash and cash equivalents, which are included in working capital, were $99.6 million as of September 28, 2007 as compared to $87.2 million as of December 29, 2006.

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

                Net cash provided by operating activities was $62.6 million for the nine months ended September 28, 2007 as compared to $36.5 million in the comparable period of 2006, an increase of $26.1 million. This increase was primarily attributable to improved net earnings and the positive impact of lower accounts receivable and higher accounts payable, offset by higher inventories.

                Capital expenditures were $14.9 million during the nine months ended September 28, 2007 and $16.5 million in the comparable period of 2006. The decrease of $1.6 million in the 2007 period compared to 2006 was due primarily to lower expenditures at Electronics. We make capital expenditures to expand production capacity and to improve our operating efficiency and we plan to continue making such expenditures in the future as necessary.

                We used $10.7 million for dividend payments during the nine months ended September 28, 2007. On July 27, 2007 we announced a quarterly cash dividend of $0.0875 per common share, payable on October 19, 2007 to shareholders of record on October 5, 2007. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the fourth quarter of 2007. We expect to continue making quarterly dividend payments for the foreseeable future.

                We entered into a credit agreement on October 14, 2005 providing for $200.0 million of credit capacity. The facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $200.0 million, and provides for borrowings in multiple currencies including but not limited to U.S. dollars, euros, and Japanese yen, including individual sub-limits of:

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

                Outstanding borrowings are subject to two financial covenants, both of which are computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of September 28, 2007.

                As of September 28, 2007, we had $15.7 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of September 28, 2007 was approximately $182.6 million.

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

                We had six standby letters of credit outstanding at September 28, 2007 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

                 We had commercial commitments outstanding at September 28, 2007 of approximately $178.6 million due under precious metal consignment-type leases. This represents an increase of $42.8 million from the $135.8 million outstanding as of December 29, 2006 and is primarily attributable to an increased quantity of leased precious metal at September 28, 2007.

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

                We have a significant amount of retained earnings indefinitely invested outside of the United States. We have not accrued U.S. income and foreign withholding taxes on such foreign earnings because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate. We may remit subsidiary earnings if excess cash accumulates in our non-U.S. subsidiaries and it is advantageous for tax and operational purposes to distribute the earnings. As of September 28, 2007, we have accrued U.S. income and foreign withholding taxes on approximately $40.0 million of foreign earnings which we expect to remit to the United States.

                All retained earnings are free from legal or contractual restrictions as of September 28, 2007, with the exception of approximately $21.4 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $21.4 million is $2.2 million of retained earnings of FRE of which we own 71%. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

                There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 29, 2006.

Item 4:   Controls and Procedures

                An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 28, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                There were no changes in these controls or procedures that occurred during the three months ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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
25

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
28

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

                Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material. Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by the supply of, and the demand for, the material. Consignment fees may increase if interest rates or the price of the consigned material increase.

                Our results of operations and liquidity will be negatively impacted if:

•	we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate;

•	our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices; and

•	we are unable to pass through higher base metals costs to our customers.

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
29

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

                With the exception of approximately $21.4 million of retained earnings as of September 28, 2007 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of April 30, 2003 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the six months ended June 29, 2007).

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

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

10.16
Amended and Restated Consignment Agreement dated October 23, 2007 between Technitrol, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.16 to our Form 8-K dated October 25, 2007).

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the six months ended September 29, 2006).
35

Exhibit Index, continued

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the six months ended June 29, 2007).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
36

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

November 5, 2007	/s/ Edward J. Prajzner

(Date)	Edward J. Prajzner
Vice President, Corporate Controller and
Chief Accounting Officer
(duly authorized officer, principal accounting officer)
37