Form 10-K
period 2007-12-28
TECHNITROL INC
filed 2008-02-26
CIK 96763

UNITED STATES SECURITIES & EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

Commission File No. 1-5375

TECHNITROL, INC.
(Exact name of registrant as specified in Charter)

PENNSYLVANIA	23-1292472
(State of Incorporation)	(IRS Employer Identification Number)

1210 Northbrook Drive, Suite 470, Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	215-355-2900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered

Common Stock par value $0.125 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of June 29, 2007 is $1,161,026,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Number of shares outstanding
Title of each class	February 25, 2008

Common stock par value $0.125 per share	40,900,893

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be used in connection with the registrant’s 2008 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Part I

Item 1	Business

General

          Technitrol, Inc. is a global producer of precision-engineered electronic components and electrical contact products and materials. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our”. We believe we are a leading global producer of these products and materials in the primary markets we serve, based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors. Our electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Our electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

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

          We operate our business in two distinct segments: the electronic components segment, which operates under the name Electronics, and the electrical contact products segment, which operates under the name Electrical. Electronics and Electrical are known in their primary markets as Pulse and AMI Doduco, respectively.

          We incorporated in Pennsylvania on April 10, 1947 and we are headquartered in Trevose, Pennsylvania. Our mailing address is 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, and our telephone number is 215-355-2900. Our website is www.technitrol.com.

Electronics

          Electronics designs and manufactures a wide variety of highly-customized electronic components and modules. Many of these components and modules capture wireless communication signals, filter out radio frequency interference, adjust and ensure proper current and voltage and activate certain automotive functions. These products are often referred to as antennas, chokes, inductors, filters, transformers and coils. Electronics sells its products primarily to multinational original equipment manufacturers, contract manufacturers and distributors.

          We sometimes refer to the Electronics business, excluding products made by factories which we acquired in the Full Rise Electronic Co., Ltd. (“FRE”) acquisition in 2004, the LK Products Oy (“LK”) acquisition in 2005, the ERA Group (“ERA”) and Larsen Group (“Larsen”) acquisitions in 2006, as the wirewound magnetics division. We refer to LK, together with certain assets that we acquired with Larsen and FRE, as the antenna division. We refer to the automotive coils of ERA as the automotive division.

Electronics’ products are used in a broad array of industries, including:

•	wireless terminals, such as handsets;

•	consumer electronics;

•	enterprise networking;

•	military/aerospace;

•	power conversion;

•	telecommunications; and

•	automotive.

Representative end products that use Electronics’ components and modules include:

•	antenna systems for non-cellular wireless and automotive systems;

•	terminal devices, primarily handsets;

•	broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

•	Ethernet switches;

•	military/aerospace navigation and weapon guidance systems;

•	power supplies;

•	routers;

•	televisions and DVD players;

•	laptop computers;

•	video game consoles;

•	voice over internet equipment; and

•	automotive drivetrains.

          Electronics’ products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design and engineering expertise to meet our customers’ constantly evolving needs. We believe that the industries served by Electronics have been, and will continue to be, characterized by ongoing product innovation that will drive growth in the electronic components industry.

          Electronics generated $671.6 million, or 65.4% our revenues, for the year ended December 28, 2007, and $627.5 million, or 65.8% of our revenues, for the year ended December 29, 2006. Note 19 to the consolidated financial statements contains additional segment information.

Electrical

          Electrical is the only global manufacturer which produces a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. Electrical provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs. Electrical sells products primarily to multinational original equipment manufacturers.

Electrical’s products are used in a broad array of industries, including:

•	household appliances;

•	automotive;

•	residential and non-residential construction circuitry;

•	commercial and industrial controls;

•	electric power distribution; and

•	consumer electronics.

Representative end products that use Electrical’s products include:

•	electrical circuit breakers;

•	motor and temperature control devices;

•	power substations;

•	sensors;

•	switches and relays;

•	telephone and computer equipment; and

•	wiring devices.

          Electrical’s products are generally characterized by longer life cycles and slower technological change than those of Electronics. We believe that technological developments in some of the industries served by Electrical, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, present growth opportunities for Electrical.

          Electrical generated $355.0 million, or 34.6% of our revenues, for the year ended December 28, 2007, and $326.6 million, or 34.2% of our revenues, for the year December 29, 2006. Note 19 to the consolidated financial statements contains additional segment information.

          In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

Products

          Electronics designs and manufactures a wide array of electronic components and modules. These products are highly-customized to address our customers’ needs. The following table contains a list of some of Electronics’ key products:

Primary Products	Function	Application

Internal handset antenna and handset antenna modules	Captures communications signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other mobile terminal and information devices

Mobile and portable antennas	Transmit non-cellular signals	Global positioning systems, automotive antennas and machine to machine communication

Discrete filter or choke	Separates high and low frequency signals	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines, or DSL

Filtered connector, which combines a filter with a connector and stand alone connector products	Removes interference, or noise, from circuitry and connects electronic applications	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles

Inductor/chip inductor	Regulates electrical current under conditions of varying load	AC/DC & DC/DC power supplies Mobile phones and portable devices

Power transformer	Modifies circuit voltage	AC/DC & DC/DC power supplies

Signal transformer	Limits distortion of signal as it passes from one medium to another	Analog circuitry Military/aerospace navigation and weapon guidance systems

Automotive ignition coils	Provides power for automotive ignition	Ignition systems for automotive gasoline engines

Other automotive coils	Provides power for a variety of automotive electronic functions	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control

          Electrical designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of Electrical’s key products:

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

Sales, Marketing and Distribution

          Electronics and Electrical sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers’ organizations. This interaction extends throughout a product’s life cycle, engendering strong customer relationships. As of December 28, 2007, Electronics had approximately 73 salespeople and 10 sales offices worldwide and Electrical had approximately 32 salespeople and 7 sales offices worldwide.

          We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

          We sell our products and services to original equipment manufacturers and original design manufacturers, which design, build and market end-user products. Electronics also sells its products to contract electronic manufacturers. We sometimes refer to original equipment manufacturers as “OEMs”, original design manufacturers as “ODMs” and contract equipment manufacturers as “CEMs.” ODMs contract with OEMs to design the OEMs products. CEMs contract with OEMs to manufacture the OEM’s products. Many OEMs use CEMs primarily or exclusively to build their products. Independent distributors sell components and materials to both OEMs and CEMs. Nonetheless, OEMs generally control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they design products through ODMs or purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, Electronics’ engineering and sales teams maintain close relationships with OEMs, ODMs, CEMs and distributors.

          For the year ended December 28, 2007, one customer of Electronics accounted for more than 10% of our consolidated net sales. In the year ended December 29, 2006, no single customer accounted for more than 10% of our consolidated net sales. However, a group of affiliated customers, when aggregated, were greater than 10%. These customers are a major cell phone manufacturer and a CEM for the cell phone manufacturer. Sales to our ten largest customers accounted for 47.5% of net sales for the year ended December 28, 2007 and 38.0% of net sales for the year ended December 29, 2006.

          An increasing percentage of our sales in recent years has been outside of the United States. For the year ended December 28, 2007, 88.1% of our net sales were outside of the United States. During the years ended December 29, 2006 and December 30, 2005, 86.9% and 83.7%, respectively, of our net sales were to customers outside of the United States. Sales made by Electronics to its customers outside the United States accounted for 89.4% of its net sales for the year ended December 28, 2007, 89.6% of its net sales for the year ended December 29, 2006 and 85.2% for the year ended December 30, 2005. Sales made by Electrical to its customers outside the United States accounted for 85.8% of its net sales for the year ended December 28, 2007, 81.8% of its net sales for the year ended December 29, 2006 and 81.6% of its net sales for the year ended December 30, 2005.

Manufacturing

          We have developed our manufacturing processes in ways intended to maximize our profitability. Accordingly, the manufacturing of Electronics’ wirewound magnetics products tends to be labor intensive and highly variable. This model enables us to increase and decrease production rapidly to contain costs during slower periods, reflecting the relatively greater degree of cyclicality in these product lines. Conversely, the Electronics antenna and automotive divisions’ manufacturing plants are highly mechanized or, in some cases, automated and therefore very sensitive to the volume of production. These product lines tend to be less cyclical than those of wirewound magnetics. Electrical’s products tend to have longer life cycles and longer time to market. As a result, we have automated or mechanized many functions at Electrical’s facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create products that are higher value added and at a lower cost.

          Generally, our engineers design products to meet our customers’ product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. To a much lesser extent, we also service customers that design their own components and outsource production of these components to us. We then build the components to the customer’s design.

          The absolute productive capacity of our facilities is difficult to quantify due to the continually changing extent of utilization. In any facility, maximum capacity and utilization vary periodically depending on the segment’s manufacturing strategies, the product being manufactured, current market conditions and customer demand. Therefore, we cannot accurately estimate our utilization of overall production capacity at a given time.

Research, Development and Engineering

          Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers. We work closely with OEMs and ODMs to identify their design and engineering requirements. We maintain strategically located design centers throughout the world where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Our design process is a disciplined and orderly process that uses a product data management system to track the level of design activity enabling us to manage and improve how our engineers design products. We typically own the customized designs used to make products.

         Electronics’ research, development and engineering expenditures were $35.1 million for the year ended December 28, 2007, $35.0 million for the year ended December 29, 2006 and $21.4 million for the year ended December 30, 2005. The increase at Electronics over the past three years is primarily due to the inclusion of development and engineering expenditures of acquired companies since the date of acquisition. Electrical’s research, development and engineering expenditures were $5.3 million for the year ended December 28, 2007, $4.6 million for the year ended December 29, 2006 and $4.1 million for the year ended December 30, 2005. Over the past three years, Electrical has invested in research, development and engineering in order to improve our technological expertise and focus on product development. We intend to continue investing in personnel and new technologies so that our consolidated net sales will be positively impacted by factors such as improved product performance and a broader product portfolio.

Competition

         We believe we are a market leader in the primary markets we serve based on our estimates of the size of those markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Electronics or Electrical on a global basis. However, both Electronics and Electrical frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally, or through CEMs, manufacture some of the products offered by Electronics and Electrical. We believe that this represents an opportunity to capture additional market share as OEMs decide to outsource component manufacturing. Therefore, we constantly work to identify these opportunities and to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products more efficiently. Increasingly, Electronics’ competitors are located in Asia and enjoy very low cost structures and very low cost of capital. Many of these competitors aggressively seek market share at the detriment of profits.

Competitive factors in the markets for our products include:

•	price;

•	product quality and reliability;

•	global design and manufacturing capabilities;

•	breadth of product line;

•	customer service; and

•	delivery time.

         We believe we are competitive in each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our commitment to continually invest in and improve our manufacturing and designing resources and our close relationships with our customers’ engineers. The breadth of our product offering provides customers with the ability to satisfy their entire electronic component or electrical contact needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities and our focus on continually reducing our production expenses reduces our manufacturing costs and enables us to price our products competitively.

Employees

         As of December 28, 2007, we had approximately 26,100 full-time employees as compared to 28,100 as of December 29, 2006. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People’s Republic of China (“PRC” or “China”). Such employees numbered approximately 14,100 and 17,000 as of December 28, 2007 and December 29, 2006, respectively. The decrease in employees from 2006 to 2007 was primarily the result of higher voluntary terminations of hourly employees in the PRC during December 2007 as compared to December 2006. We believe this increase in voluntary terminations was also experienced by other companies with manufacturing operations in the PRC. Of the 26,100 full-time employees, approximately 700 were located in the United States. There are no employees in the United States covered by collective-bargaining agreements. We have not experienced any major work stoppages and consider our relations with our employees to be good.

Raw Materials

Raw materials necessary for the manufacture of our products include:

•	precious metals such as silver;

•	base metals such as copper and brass; and

•	ferrite cores.

          Currently, we do not have significant difficulty obtaining any of our raw materials and do not anticipate that we will face any significant difficulties in the near future. However, many of the raw materials we use are considered commodities, such as copper, tungsten, nickel, silver and gold, and the market prices of a number of these commodities have been volatile in the last several years. Although we are not dependent on any one particular source of supply, several of our raw materials are sold by a limited number of suppliers, which could affect the price of these materials. Should prices rise or a shortage occur in any necessary raw material, our manufacturing costs will likely increase, which may result in lower margins if we are unable to pass along the price increases to our customers.

          Electrical uses precious metals, primarily silver, in manufacturing many of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these precious metals through consignment arrangements with our suppliers. Leasing and consignment costs have historically been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the effect of fluctuations in the market price associated with owned precious metal. Electrical’s terms of sale generally allow us to charge customers for the fabricated market value of silver on the day after we ship the silver bearing product to the customer. See additional discussions of precious metals beginning on page 21.

Backlog

          Our backlog of orders at December 28, 2007 was $94.8 million compared to $115.1 million at December 29, 2006. We expect to ship the majority of the backlog over the next six months. Customers can cancel orders at any time, sometimes requiring a payment of cancellation charges. We do not believe that our backlog is an accurate indicator of near-term business activity because short lead times, increased use of vendor managed inventory and other similar consignment type arrangements tend to distort the significance of backlog. Orders from these arrangements typically are not reflected in backlog.

Intellectual Property

          We own many patents and have acquired the use of patents of others under license agreements, which impose restrictions on other’s ability to utilize the intellectual property. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to enter into confidentiality agreements with us and by restricting access to our proprietary information.

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

Environmental

          Our manufacturing operations are subject to a variety of local, state, federal, and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws. However, in the normal course of business, environmental issues may arise. We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

Available Information

          We make available free of charge on our website, www.technitrol.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and all Board and Committee charters, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

          Our components are used in various products for the electronic and electrical markets. These markets are cyclical. Generally, the demand for our components reflects the demand for products in the electronic and electrical equipment markets. A contraction in demand would result in a decrease in sales of our products, as our customers:

•	may cancel many existing orders;

•	may introduce fewer new products;

•	may discontinue current products; and

•	may decrease their inventory levels.

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

An inability to adequately respond to changes in technology, applicable standards or customer needs may decrease our sales.

          Electronics operates in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Similarly, at Electrical, the performance and cost of electrical contacts are closely linked to alloys used in their production. Improving performance and reducing costs for our customers requires continuing development of new alloys and products. Our inability to react to changes in technology, standards or customer needs quickly and efficiently may decrease our sales or margins.

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

          We have completed several acquisitions in recent years. We continually seek acquisitions to grow our business. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired, resulting in our recognition of an impairment loss.

The success of any of our acquisitions depends on our ability to:
•	successfully execute the integration or consolidation of the acquired operations into our existing businesses;

•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;

•	identify and take advantage of cost reduction opportunities; and

•	further penetrate the markets for the product capabilities acquired.

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

An inability to identify, consummate or integrate acquisitions may slow our future growth.

          We plan to continue to identify and consummate additional acquisitions to further diversify our business and to penetrate important markets. We may not be able to identify suitable acquisition candidates at reasonable prices. Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain. An inability to consummate or integrate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

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

          We have very little visibility into our customers’ future purchasing patterns and are highly dependent on our customers’ forecasts. These forecasts are non-binding and often highly unreliable. Given the fluctuation in growth rates and cyclical demand for our products, as well as our reliance on often-imprecise customer forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements.

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

          Some of our raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by holding the majority of our precious metal inventory through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after shipment to our customer and pass this cost on to our customer. We try to limit our exposure to base metal price fluctuations by attempting to pass through the cost of base metals to our customers, typically by indexing the cost of the base metal, so that our cost of the base metal closely relates to the price we charge our customers, but we may not always be successful in indexing these costs or fully passing through costs to our customers.

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

          We manufacture and assemble most of our products in locations outside the United States, including China, Mexico and Tunisia and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

Risks inherent in doing business internationally may include:

•	the inability to repatriate cash on a timely basis;

•	economic and political instability;

•	expropriation and nationalization;

•	trade restrictions;

•	capital and exchange control programs;

•	transportation delays;

•	foreign currency fluctuations; and

•	unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

          Electronics has the majority of its non-automotive manufacturing operations in the PRC. Our presence in the PRC has enabled Electronics to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although the PRC has a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia and Mexico, which are subject to unique risks, including earthquakes in Tunisia and those associated with Middle Eastern and Mexican geo-political events.

          We have benefited over recent years from favorable tax treatment as a result of our international operations. We operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have also been granted special tax incentives commonly known as tax holidays in countries such as the PRC and Tunisia. This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with similar tax incentives. For example, the withholding tax rate on dividend payments from most of our PRC subsidiaries is expected to be 5% starting in 2008. In addition, the corporate income tax rate for PRC companies will be 15% or 25% after the applicable holiday and transition period expire, depending on whether the company qualifies as a high-technology company or meets other conditions. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense.

          In the past we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, long-lived asset impairments, write-offs, write downs and moving expenses, as well as certain adverse tax consequences including the loss of specialized tax incentives or non-deductible expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

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

          With the exception of approximately $25.1 million of retained earnings as of December 28, 2007 in primarily the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.

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

          Electronics and, to a lesser extent, Electrical, maintain extensive manufacturing operations in the PRC and other emerging economies, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or other natural disasters could have a material adverse effect on our business and results of operations.

The unavailability of insurance against certain business risks may adversely affect our future operating results.

          As part of our comprehensive risk management program, we purchase insurance coverage against certain business risks. If any of our insurance carriers discontinues an insurance policy or significantly reduces available coverage or increases in the deductibles and we cannot find another insurance carrier to write comparable coverage at similar costs, we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

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

          If violations of environmental laws should occur, we could be held liable for damages, penalties, fines and remedial actions for contamination discovered at our present or former facilities. Our operations and results could be adversely affected by any material obligations arising from existing laws or new regulations that may be enacted in the future. We may also be held liable for past disposal of hazardous substances generated by our business or businesses we acquire.

An increase in our debt levels could adversely affect our financial position, liquidity and perception of our financial condition in the financial markets.

          We entered into an agreement on January 8, 2008 with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc. to arrange and syndicate a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The principal purpose of this agreement, which is expected to close at the end of February 2008, is to fund the acquisition of Sonion A/S. Borrowing against this agreement will increase our outstanding debt. Because this financing will decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria, the marketplace could react negatively to our new debt levels, which in turn could affect our share price. Covenants with our lenders under this agreement, that require our compliance with specific financial ratios, may also make it difficult for us to obtain additional financing on acceptable terms for future acquisitions and other corporate needs. Although at present we anticipate no difficulty in meeting such covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. If we breach any of these covenants, than we may be declared to be in default. This may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and other indebtedness. See “Liquidity and Capital Resources” in Item 7.

Our results may be negatively affected by changing interest rates.

          We are subject to market risk from exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in the future, although there can be no assurances that interest rates will not significantly change. To address the risk of changing interest rates, we may utilize derivatives or other financial instruments.

Item 1b	Unresolved Staff Comments

          None

Item 2	Properties

          We are headquartered in Trevose, Pennsylvania where we lease approximately 8,000 square feet of office space. Through Electronics and Electrical, we operated 23 manufacturing plants in 6 countries as of December 28, 2007. We continually seek to size our operations in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek, whenever practical, to establish manufacturing facilities in countries where we can take advantage of lower labor costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence in proximity to our customers.

          The following is a list of the locations of our principal manufacturing facilities at December 28, 2007:

Electronics Location (1)	Approx. Square Ft. (3)	Owned/Leased	Approx. Percentage Used For Manufacturing

Ningbo, PRC (2)	363,000	Owned	80%
Zhuhai, PRC	341,000	Leased	100%
Dongguan, PRC	231,000	Leased	100%
Suzhou, PRC	132,000	Leased	100%
Zhongshan, PRC	128,000	Leased	80%
Mianyang, PRC	116,000	Leased	100%
Shenzhen, PRC	68,000	Leased	100%
Herrenberg, Germany	55,000	Leased	80%
Bizerte, Tunisia	38,000	Owned	90%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Meinerzagen, Germany	16,000	Leased	80%

Total	1,533,000

(1)

In addition to these manufacturing locations, Electronics has 279,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Electronics’ headquarters in San Diego, California. In addition, Electronics leases approximately 1,703,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2)	Primarily facilities of Full Rise Electronic Co., Ltd. (“FRE”), a majority-owned subsidiary.

(3)	Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

Electrical Location (1)	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing

Pforzheim, Germany	490,000	Owned	65%
Sinsheim, Germany	222,000	Owned	60%
Export, Pennsylvania	115,000	Leased	80%
Tianjin, PRC	62,000	Leased	100%
Mexico City, Mexico	44,000	Leased	80%
Luquillo, Puerto Rico	32,000	Owned	80%
Madrid, Spain	31,000	Owned	90%

Total	996,000

(1)	Engineering, sales and administrative support functions for Electrical are generally contained in each of these locations.

Item 3	Legal Proceedings

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007 High	$26.77	$29.23	$29.10	$30.50
2007 Low	$21.06	$25.18	$22.00	$24.87

2006 High	$24.04	$28.55	$30.85	$32.28
2006 Low	$16.78	$20.01	$18.20	$22.50

          On December 28, 2007, there were approximately 1,025 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted earnings of subsidiaries in Item 7, Liquidity and Capital Resources, and in Note 12 of our consolidated financial statements.

          We used $14.3 million for dividend payments during the year ended December 28, 2007. On October 26, 2007, we announced a quarterly cash dividend of $0.0875 per common share, payable on January 18, 2008 to shareholders of record on January 4, 2008. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the first quarter of 2008. We expect to continue making quarterly dividend payments for the foreseeable future. We used $14.2 million and $10.6 million for dividend payments during the years ended December 29, 2006 and December 30, 2005.

          Information as of December 28, 2007 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,005,000	$18.96	2,942,589

Equity compensation plans not approved by security holders	0	0	0

Total	6,005,000	$18.96	2,942,589

          On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”). During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,942,589 shares remaining available for future issuance, 2,095,209 shares are attributable to our Incentive Compensation Plan, 812,099 shares are attributable to our ESPP, and 35,281 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock-based compensation plans.

Comparison of Five-Year Cumulative Total Return

          The following graph compares the growth in value on a total-return basis of $100 investments in Technitrol, the Russell 2000® Index and the Dow Jones Electrical Components and Equipment Industry Group Index between December 27, 2002 and December 28, 2007. Total-return data reflect closing share prices on the final day of each Technitrol fiscal year. Cash dividends paid are considered as if reinvested. The graph does not reflect intra-year price fluctuations.

          The Russell 2000® Index consists of the 2,000 smallest companies and about 10% of the total market capitalization of the Russell 3000® Index. The Russell 3000 represents about 98% of the investable U.S. equity market. As of the latest reconstitution, the average market capitalization of the Russell 2000 was approximately $705.4 million.

          At December 28, 2007, the Dow Jones U.S. Electrical Components and Equipment Index included the common stock of Amphenol Corp., Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Baldor Electric Co., Belden CDT, Inc., Benchmark Electronics, Inc., Commscope, Inc., Cooper Industries Ltd. Class A, CTS Corp., Emerson Electric Co., Energy Conversion Devices, Inc., Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hubbell Inc. Class B, Itron, Inc., Jabil Circuit, Inc., Kemet Corp., Littelfuse, Inc., Methode Electronics, Inc., Molex, Inc. and Molex, Inc. Class A, Park Electrochemical Corp., Plexus Corp., Power-One, Inc., Powerwave Technologies, Inc., Regal-Beloit Corp., Sanmina-SCI Corp., SunPower Corp. Class A, SPX Corp., Technitrol, Inc., Thomas & Betts Corp., Tyco Electronics Ltd., Wesco International, Inc. and Vishay Intertechnology, Inc.

	2002	2003	2004	2005	2006	2007

Technitrol	$100.00	$122.99	$108.18	$103.50	$146.78	$180.82
Russell 2000® Index	$100.00	$146.27	$173.80	$181.71	$215.09	$213.30
Dow Jones U.S. Electrical Components & Equipment Index	$100.00	$164.52	$155.14	$159.23	$179.57	$217.49

Item 6	Selected Financial Data (in thousands, except per share amounts)

	2007	2006(7)(6)	2005(6)(5)	2004(4)(3)	2003

Net sales	$1,026,555	$954,096	$616,378	$561,298	$494,856
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$61,657	$56,895	$(25,828)	$7,107	$12,333
Cumulative effect of accounting changes, net of income taxes	—	75	(564)	—	—
Net earnings (loss) from discontinued operations	—	233	(472)	(179)	(345)

Net earnings (loss)	$61,657	$57,203	$(26,864)	$6,928	$11,988

Basic earnings per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$1.52	$1.41	$(0.65)	$0.18	$0.31
Cumulative effect of accounting changes, net of income taxes	—	0.00	(0.01)	—	—
Net earnings (loss) from discontinued operations	—	0.01	(0.01)	(0.01)	(0.01)

Net earnings (loss)	$1.52	$1.42	$(0.67)	$0.17	$0.30

Diluted earnings per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$1.51	$1.40	$(0.65)	$0.18	$0.31
Cumulative effect of accounting changes, net of income taxes	—	0.00	(0.01)	—	—
Net earnings (loss) from discontinued operations	—	0.01	(0.01)	(0.01)	(0.01)

Net earnings (loss)	$1.51	$1.41	$(0.67)	$0.17	$0.30

Total assets	$821,353	$769,480	$684,902	$636,528	$588,894
Total long-term debt	$10,467	$57,391	$83,492	$7,255	$6,837
Shareholders’ equity	$561,079	$479,029	$417,264	$464,862	$448,750
Net worth per share	$13.72	$11.76	$10.30	$11.49	$11.14
Working capital (1)	$231,817	$189,004	$209,841	$238,898	$199,770
Current ratio	2.2 to 1	2.0 to 1	2.1 to 1	2.9 to 1	2.7 to 1
Number of shares outstanding:
Weighted average, including common stock equivalents	40,794	40,594	40,297	40,411	40,171
Year end	40,901	40,751	40,529	40,448	40,279
Dividends declared per share (2)	$0.35	$0.35	$0.35	$—	$—
Price range per share:
High	$30.50	$32.28	$19.03	$23.28	$24.43
Low	$21.06	$16.78	$12.20	$16.10	$13.50

(1)	Includes cash and cash equivalents and current installments of long-term debt.

(2)	On February 2, 2005 we resumed the practice of paying a quarterly dividend.

(3)	During 2004, we recorded $18.5 million in intangible asset impairments, less a $2.2 million tax benefit.

(4)

On September 13, 2004 we acquired a majority interest in FRE, and began consolidating FRE’s results, less a minority interest. Our investment in FRE was previously accounted for under the equity method.

(5)	On September 8, 2005, we purchased LK Products Oy for $111.1 million in cash.

(6)

During 2005, we recorded a charge for a cumulative effect of accounting change of $0.6 million net of an income tax benefit which is included in net (loss) earnings from continuing operations. Additionally, we recorded a $38.5 million intangible asset impairment and an $8.9 million fixed asset impairment, less a $0.2 million tax benefit. See Note 1 to the consolidated financial statements for a description of an immaterial change to prior year financial statements.

(7)	On January 4, 2006, we acquired the ERA Group for $53.4 million in cash financed primarily through borrowings from our multi-currency credit facility.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report, contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 9 through 14.

Overview

          We are a global producer of precision-engineered electronic components and modules and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the size of our primary markets in annual revenues and our share of those markets relative to our competitors.

We operate our business in two segments:

•	our Electronic Components Group (“Electronics”) which is known in its markets as Pulse, and

•	our Electrical Contact Products Group (“Electrical”) which is known in its markets as AMI Doduco.

          General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by our acquisitions, product mix within each segment and capacity utilization, particularly in higher fixed-cost operations in Electrical and Electronics’ antenna and automotive divisions. Gross margin in Electrical is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line, with less turnover, and with less frequent variation in the prices of products sold, relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. Changes in unit volume and unit prices will affect our net sales and gross margin from period to period. However, due to the constantly changing amount of part numbers we offer and frequent changes in our average selling prices, we cannot quantify the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi, also affect U.S. dollar reported sales.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. We purchased the assets of Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactured advanced antenna systems for non-cellular wireless and automotive applications. ERA was acquired in January 2006 for approximately $53.4 million, net of cash acquired. ERA was based in Herrenberg, Germany and was a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. LK was acquired in September 2005 for approximately $111.1 million, net of cash acquired. LK was based in Kempele, Finland, and was a producer of internal antennas and integrated modules for mobile communications and information devices. We began making investments in FRE in 2001 and now own a majority of the outstanding common shares. FRE is based in Taiwan and manufactured connector products, including single and multiple port jacks, and supplies such products to Electronics under a cooperation agreement. In January of 2008, we announced our acquisition of Sonion A/S for approximately $385 million excluding transaction costs. Sonion is headquartered in Roskilde, Denmark and produces microacoustic transducers and micromechanical components used in hearing instruments, acoustic devices, medical devices and mobile communication devices. Closing of this transaction is expected before the end of February 2008. We plan to continue pursuing acquisition opportunities in the future.

          Divestiture. In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. We have reflected the results of the bimetal and metal cladding operations as discontinued operations on the Consolidated Statements of Operations for all periods presented.

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

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use economic profit, revenue growth, gross profit as a percentage of revenue, and operating profit as a percent of revenue. We define economic profit as after-tax operating profit less our cost of capital. Operating leverage or incremental operating profit as a percentage of incremental sales is also reviewed, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

          Cost Reduction Programs. As a result of our focus on both economic and operating profit, we continue to aggressively size both segments so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of additional charges will depend on specific actions taken. The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these eliminated costs represent the annual salaries and benefits of terminated employees, including both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment, rental payments from the termination of lease agreements and amortization savings from the impairment of identifiable intangible assets. We have also lowered overhead costs as a result of relocating factories to lower-cost locations.

          In the year ended December 28, 2007, we accrued $18.0 million for cost reduction actions primarily at Electronics. These include severance and related payments of $12.5 million related to the termination of manufacturing and support personnel and $5.5 million to write down the value of certain fixed assets to their disposal value. The majority of these accruals will be paid by December 26, 2008.

          In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 28, 2007.

          In the year ended December 30, 2005, we accrued $7.0 million of severance and asset impairment expenses at Electronics and Electrical. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 29, 2006. Additionally, we recorded a $47.4 million impairment charge of Electronics consumer division assets consisting of $27.0 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Electronics to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and weakness in the European television market for flyback transformers.

          International Operations. As of December 28, 2007, we had manufacturing operations in six countries and had significant net sales in the U.S. dollar, euro and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. Electrical’s European operations and Electronics’ automotive division sales are denominated primarily in euro. Electronics’ antenna division sales are denominated primarily in euro and renminbi. Additionally, we may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. As of December 28, 2007, we did not have any forward contracts or currency options in place. During January 2008, we entered into a forward contract to sell forward approximately $400 million in exchange for approximately 2,025 million Danish Kroner in connection with the anticipated Sonion A/S acquisition.

          Precious Metals. Our Electrical segment uses silver, as well as other precious metals, in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Our suppliers invoice us based on the market value of the precious metal on the day after shipment to the customer as well. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those in Europe and the U.S. and income earned in low-tax jurisdictions, such as Tunisia, Hong Kong and the PRC. This mix of income can vary significantly from one period to another. Additionally, the deductibility of restructuring, asset impairment charges and other expenses will affect the effective income tax rate from period to period. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, changes in tax legislation and changes in tax estimates, judgments and forecasts may also affect our tax rate from period to period.

          Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings as per Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes - Special Areas (“APB 23”). Such earnings may include pre-acquisition earnings of foreign entities acquired through stock purchases, and, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements on pages 42 through 44 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for inventory, goodwill and identifiable intangibles, income taxes, defined benefit plans, contingency accruals and severance and asset impairment. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

          Inventory. We carry our inventories at lower of cost or market. We establish inventory provisions to write down excess and obsolete inventory to market value. We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory. In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. However, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.

          Goodwill and Identifiable Intangibles. We assess the carrying cost of goodwill and identifiable intangible assets with indefinite lives on an annual basis and on an interim basis in certain circumstances. This assessment is based on comparing fair value to carrying cost. Fair value is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. Assigning a useful life and periodically reassessing the remaining useful life (for purposes of systematic amortization) is also predicated on various economic assumptions. The fair value of our intangible assets is also impacted by other factors such as changing technology, declines in demand that lead to excess capacity and other factors. In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in response to changes in industry or market conditions, which could result in an impairment of goodwill or other intangibles. While we believe the estimates and assumptions used in determining the fair value of goodwill and identifiable assets are reasonable, a change in those assumptions could affect their valuation.

          Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset also take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

          Defined Benefit Plans. The costs and obligations of our defined benefit plans are dependent on actuarial assumptions. The three most critical assumptions used, which impact the net periodic pension expense (income) and the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We use the market rate for Aa rated corporate bonds for this assumption. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts, as well as a change in future contributions to the plans. See Note 9 for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

          Contingency Accruals. During the normal course of business, a variety of issues may arise, which may result in litigation, environmental compliance and other contingent obligations. In developing our contingency accruals we consider both the likelihood of a loss or incurrence of a liability as well as our ability to reasonably estimate the amount of exposure. We record contingency accruals when a liability is probable and the amount can be reasonably estimated. We periodically evaluate available information to assess whether contingency accruals should be adjusted. Our evaluation includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims. We could be required to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our estimates were too high. Additionally, litigation costs incurred in connection with a contingency are expensed as incurred.

          Severance and Asset Impairment. We record severance, tangible asset impairments and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time the action is initiated. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether certain requirements are met in accordance with the applicable accounting guidance, such costs would generally require a change in value of the goodwill appearing on our balance sheet, which may not affect our earnings. Additionally, the cash flow impact of the activity may not be recognized in the same period the expense is incurred.

New Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial statements.

          In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement will change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. In addition, SFAS 141R changes the measurement period for deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that SFAS 141R will have on our consolidated financial statements.

          In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning December 29, 2007. We do not believe the adoption of this statement will have a material impact on our financial statements.

          In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2008. We do not believe the adoption of this statement will have a material impact on our financial statements.

          In July 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold (more likely than not or greater than 50 percent) and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return or otherwise. We adopted this interpretation on December 30, 2006. See Note 8 to the consolidated financial statements for details regarding the adoption of this interpretation.

Results of Operations

          Year ended December 28, 2007 compared to the year ended December 29, 2006

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of Net Sales
	2007	2006	$	%	2007	2006

Net sales	$1,026,555	$954,096	$72,459	7.6%	100.0%	100.0%
Cost of sales	793,570	735,006	(58,564)	(8.0)	77.3	77.0

Gross profit	232,985	219,090	13,895	6.3	22.7	23.0

Selling, general and administrative expenses	141,571	138,971	(2,600)	(1.9)	13.8	14.6
Severance and asset impairment expense	18,019	8,829	(9,190)	(104.1)	1.8	0.9

Operating profit	73,395	71,290	2,105	3.0	7.1	7.5

Interest expense, net	(3,641)	(5,328)	1,687	31.7	0.4	0.6
Other (expense) income, net	(334)	4,124	(4,458)	(108.1)	0.0	0.4

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	69,420	70,086	(666)	(1.0)	6.7	7.3

Income taxes	7,507	11,680	4,173	35.7	0.7	1.2
Minority interest expense	256	1,511	1,255	83.1	0.0	0.2

Net earnings from continuing operations before cumulative effect of accounting change	$61,657	$56,895	$4,762	8.4%	6.0%	5.9%

          Net Sales. Our sales increase from the comparable period in the prior year was primarily attributable to higher euro-to-U.S. dollar exchange rates, increased demand for the communication products of Electronics, the inclusion of net sales from the Larsen acquisition by Electronics and higher pass-through costs for silver and other metals at Electrical.

The following table shows our net sales by segment (in thousands):

			Change	Change
	2007	2006	$	%

Electronics	$671,569	$627,505	$44,064	7.0%
Electrical	354,986	326,591	28,395	8.7%

Total	$1,026,555	$954,096	$72,459	7.6%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the year ended December 28, 2007 was 22.7% compared to 23.0% for the year ended December 29, 2006. The primary factors that resulted in our consolidated gross margin decrease in the current period were the continuing integration costs of the Electronics automotive division, and an increase in wages, social benefits, value-added taxes and material costs in China.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses have increased primarily due to higher research, development and engineering expenses, intangible amortization related to the Larsen acquisition, incentive compensation costs and stock compensation expenses. Overall, operating expenses as a percent of our net sales have declined due to the cost reduction actions that we took over the last year and lower spending.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 28, 2007 and December 29, 2006, respectively, RD&E by segment was as follows (in thousands):

	2007	2006

Electronics	$35,137	$35,045
Percentage of segment sales	5.2%	5.6%

Electrical	$5,260	$4,540
Percentage of segment sales	1.5%	1.4%

          Higher RD&E spending in 2007 over the comparable period in 2006 is a result of increased spending at Electrical’s European operations. Net sales have increased more rapidly than RD&E spending at Electronics due to strong end-user demand for communications products. We believe that future sales in the electronic components markets will be driven by next-generation products.

          Severance and Asset Impairment Expense. The increase in severance and asset impairment is primarily due to our plan to transfer the production operations of Electronics’ automotive division.

          We recorded approximately $18.0 million for severance and asset impairment expense for the year ended December 28, 2007, which was primarily in connection with our plan to transfer production from Electronics’ German and Tunisian locations to China and impairment expenses on long-lived assets of Electronics’ consumer division. Severance and related expenses were $12.5 million and asset impairment charges of $5.5 million were incurred to write down the value of certain fixed assets to their disposal value. The majority of these accruals will be paid by December 26, 2008.

          In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 28, 2007.

          Interest. The decrease in net interest expense in 2007 is due to lower interest charges resulting from decreased borrowings from our multi-currency credit facility and decreased precious metal leasing costs, coupled with an increase in interest income due to higher invested cash in the 2007 period than in 2006. Recurring aggregate components of interest expense such as bank commitment fees, approximated those of 2006.

          Other. The change from other income in 2006 to other expense in 2007 is primarily attributable to foreign exchange losses of approximately $0.5 million in the 2007 period as compared to foreign exchange gains of approximately $3.9 million in the 2006 period. On average, the euro to U.S. dollar exchange rate strengthened in 2007 as compared to 2006. During 2007, our intercompany loan program allowed us to reduce our exposure to foreign exchange gains and losses, which resulted in intercompany foreign exchange gains being partially offset by intercompany foreign exchange losses.

          Income Taxes. The effective income tax rate for the year ended December 28, 2007 was 10.8% compared to 16.7% for the year ended December 29, 2006. The decrease in the effective income tax rate is primarily a result of realizing retroactive tax benefits of approximately $2.1 million due to the restructuring of non-U.S. subsidiaries during the year ended December 28, 2007, changes in valuation allowances, the usage of tax losses and a higher proportion of net earnings being recognized in lower tax jurisdictions in 2007 as compared to the same period in 2006.

          Minority Interest. The decrease in minority interest expense was due to a reduction in net earnings at FRE in 2007.

          Year ended December 29, 2006 compared to the year ended December 30, 2005

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of Net Sales
	2006	2005	$	%	2006	2005

Net sales	$954,096	$616,378	$337,718	54.8%	100.0%	100.0%
Cost of sales	735,006	473,535	(261,471)	(55.2)	77.0	76.8

Gross profit	219,090	142,843	76,247	53.4	23.0	23.2

Selling, general and administrative expenses	138,971	106,797	(32,174)	(30.1)	14.6	17.3
Severance and asset impairment expense	8,829	54,436	45,607	83.8	0.9	8.8

Operating profit (loss)	71,290	(18,390)	89,680	487.7	7.5	(3.0)

Interest (expense) income, net	(5,328)	1,352	(6,680)	(494.1)	0.6	0.2
Other income (expense), net	4,124	(1,690)	5,814	344.0	0.4	0.3

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	70,086	(18,728)	88,814	474.2	7.3	(3.0)

Income taxes	11,680	6,161	(5,519)	(89.6)	1.2	0.9
Minority interest expense	1,511	939	(572)	(60.9)	0.2	0.2

Net earnings (loss) from continuing operations before cumulative effect of accounting change	$56,895	$(25,828)	$82,723	320.3%	5.9%	(4.2%)

          Net Sales. Our sales increase from 2005 was primarily attributable to the inclusion of a full year of antenna division net sales at Electronics, the addition of automotive division net sales beginning in January 2006 at Electronics and higher pass-through costs of precious and non-precious metals at Electrical.

The following table shows our net sales by segment (in thousands):

			Change	Change
	2006	2005	$	%

Electronics	$627,505	$361,552	$265,953	73.6%
Electrical	326,591	254,826	71,765	28.2%

Total	$954,096	$616,378	$337,718	54.8%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Also, included in our cost of sales for the year-ended December 29, 2006 is approximately $5.0 million of accelerated depreciation related to equipment taken out of service before the end of its originally intended useful life. Our consolidated gross margin for the year ended December 29, 2006 was 23.0%, compared with 23.2% in the year ended December 30, 2005.

          Selling, General and Administrative Expenses. The increase in total selling, general and administrative expenses for the year ended December 29, 2006 is primarily a result of the inclusion of a full year of spending at Electronics’ antenna division and automotive division spending since the acquisition date in January 2006. As a percentage of net sales, selling, general and administrative expenses was 14.6% in the year ended December 29, 2006 versus 17.3% in the comparable period of 2005, or a decrease of 2.7% of net sales. Decreased spending as a percentage of net sales was a result of an overall leveraging of operating costs across a larger sales base. Additionally, our restructuring actions have reduced our operating costs and contributed to lower operating expenses as a percentage of net sales.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 29, 2006 and December 30, 2005 respectively, RD&E by segment was as follows (in thousands):

	2006	2005

Electronics	$35,045	$21,359
Percentage of segment sales	5.6%	5.9%

Electrical	$4,540	$4,137
Percentage of segment sales	1.4%	1.6%

          Higher RD&E spending in 2006 at Electronics is attributable to activities at the antenna and automotive divisions since their acquisition dates. As a percentage of sales, RD&E spending was lower in 2006 than in 2005. Strong end-user demand at Electronics and Electrical, as well as higher pass-through costs of silver and other metals at Electrical, resulted in increased sales which were greater on a percentage basis than increases in RD&E spending. We believe that future sales in the electronic components markets will be driven by next-generation products and the higher spending reflects such investment.

          Severance and Asset Impairment Expense. The decrease in severance and asset impairment expense in 2006 is primarily attributable to $47.4 million of asset impairments related to the Electronics consumer division which were recognized in the 2005 period.

          In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel of $6.8 million and asset impairment charges of $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 28, 2007.

          In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Electronics and Electrical. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 29, 2006. Additionally, we recorded a $47.4 million impairment charge of Electronics consumer division assets consisting of $27.0 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflected the shift of production by Electronics to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and weakness in the European television market for flyback transformers.

          Interest. The increase in interest expense in the 2006 period is primarily attributable to higher precious metal leasing costs, expenses resulting from increased average borrowings from our multi-currency credit facility and a lower balance of invested cash in the 2006 period as compared to 2005. Recurring aggregate components of interest expense, such as bank commitment fees, approximated those of 2005.

          Other Income (Expense). The change from other expense to other income is primarily attributable to foreign exchange gains of approximately $3.9 million in the 2006 period as compared to foreign exchange losses of approximately $2.2 million in the 2005 period. On average, the euro to US dollar exchange rate increased during 2006 whereas it decreased during 2005. This factor, along with increased international activity in 2006, resulted in an overall increase of foreign exchange gains.

          Income Taxes. The effective income tax rate for the year ended December 29, 2006 was 16.7% compared to (32.9%) for the year ended December 30, 2005. The tax rate in 2006 reflects a higher proportion of income being attributable to low-tax jurisdictions. Also, in 2005 the non-deductibility of the Electronics consumer division impairment charge, a $7.3 million charge related to a dividend and the effect of non-deductible restructuring expenses in high-tax jurisdictions negatively impacted the tax rate. Refer to Note 8 to the consolidated financial statements for details regarding the dividend.

          Minority Interest. The increase in minority interest expense was due to the improved financial performance of FRE, which was offset by our increased ownership percentage of FRE in the 2006 period as compared to 2005.

Liquidity and Capital Resources

          Working capital as of December 28, 2007 was $231.8 million, compared to $189.0 million as of December 29, 2006. This increase of $42.8 million was primarily due to increases in cash, trade receivables, inventories and a reclassification of approximately $19.8 million of tax reserves from current to long-term liabilities in connection with our adoption of FASB Interpretation No. 48. These increases were partially offset by increases in accounts payable and accrued expenses. Cash and cash equivalents, which are included in working capital, were $116.3 million as of December 28, 2007 as compared to $87.2 million as of December 29, 2006.

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

          Net cash provided by operating activities was $100.1 million for the year ended December 28, 2007 as compared to $78.5 million in the comparable period of 2006, an increase of $21.6 million. This increase was primarily attributable to higher net earnings and more aggressive management of current assets and liabilities.

          Capital expenditures were $21.6 million during the year ended December 28, 2007 and $25.4 million in the comparable period of 2006. The decrease of $3.8 million in the 2007 period compared to 2006 was due primarily to lower expenditures at Electronics. We make capital expenditures as necessary to expand production capacity, to improve our operating efficiency and to maintain or improve safety in our facilities and we plan to continue making such expenditures in the future.

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

          The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval. The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment.

          Outstanding borrowings are subject to two financial covenants, both of which are computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary provisions. We are in compliance with these covenants as of December 28, 2007.

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

          We had six standby letters of credit outstanding at December 28, 2007 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

          Principal payments on long-term debt were $47.6 million during the year ended December 28, 2007, and were $25.8 million in the comparable period of 2006. As of December 28, 2007, we had $2.9 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of December 28, 2007 was approximately $195.4 million. Please refer to Note 7 in the Notes to Consolidated Financial Statements.

          We entered into an agreement on January 8, 2008 with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to arrange and syndicate a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility, to be used for the acquisition of Sonion A/S and for other corporate purposes. These facilities will replace our current credit agreement entered into October 15, 2005. Closing on these facilities is expected to occur in February 2008. The facility is expected to provide for borrowings in U.S. dollars, euros or Japanese yen, including individual sub-limits of:

–	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

–	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

          The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, subject to bank approval.

          We will pay a commitment fee on the unborrowed portion of the commitment, dependent on our debt-to-EBITDA ratio, as defined by the credit agreement. The interest rate for each currency’s borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is dependent on our debt-to-EBITDA ratio, as defined in the credit agreement.

          We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros as of December 28 2007.

          We used $14.3 million for dividend payments during the year ended December 28, 2007. On October 26, 2007, we announced a quarterly cash dividend of $0.0875 per common share, payable on January 18, 2008 to shareholders of record on January 4, 2008. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the first quarter of 2008. We expect to continue making quarterly dividend payments for the foreseeable future.

          We had commercial commitments outstanding at December 28, 2007 of approximately $185.9 million due under precious metal consignment-type leases. This represents an increase of $50.1 million from the $135.8 million outstanding as of December 29, 2006 and is attributable to higher average silver prices and an increased quantity of leased precious metal during 2007.

          As of December 28, 2007, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Debt (1)	$10,467	$—	$10,467	$—	$—
Operating leases (2)	22,432	9,726	9,596	2,300	810
Estimated interest payments (3)	708	425	283	—	—

	$33,607	$10,151	$20,346	$2,300	$810

(1)	Excludes long-term borrowings anticipated in connection with our acquisition of Sonion A/S.

(2)	Excludes approximately $185.9 million due under precious metal consignment–type leases.

(3)	Excludes interest payments resulting from long-term borrowings anticipated in connection with our acquisition of Sonion A/S.

          We have excluded from the table above unrecognized tax benefits as defined in FIN 48 due to the uncertainty of the amount and the period of payment. As of December 28, 2007, we had unrecognized tax benefits of approximately $23.6 million. See Note 8 to the consolidated financial statements.

          We believe that the combination of cash on hand, cash generated by operations and borrowings under the credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad. We have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

          In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, the Company repatriated $52.0 million of foreign earnings with a charge of $7.3 million to income taxes. After this repatriation, we continue to have undistributed earnings among our foreign subsidiaries, with the exception of approximately $40.0 million, considered to be indefinitely reinvested, and in accordance with APB 23, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings.

          All retained earnings are free from legal or contractual restrictions as of December 28, 2007, with the exception of approximately $25.1 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $25.1 million is $4.9 million of retained earnings of FRE, a majority-owned subsidiary. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

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

          The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 28, 2007.

          As our long-term borrowings under our credit facility are subject to variable interest rates, we estimate that the carrying amount of our variable rate long-term debt approximates fair value (in thousands):

								Approx. Fair Value
						There- After
	2008	2009	2010	2011	2012		Total

Liabilities
Long-term debt
Fixed rate:
Euro (1)	—	$7,524	—	—	—	—	$7,524	$7,561
Weighted average interest rate	—	5.65%	—	—	—	—
Variable rate:
Euro (1)	—	—	$2,943	—	—	—	$2,943	$2,943
Weighted average interest rate	—	—	5.19%	—	—	—

(1)	U.S. dollar equivalent

Foreign Currency Risk

          As of December 28, 2007, we had a substantial amount of cash denominated in currencies other than the U.S. dollar. We conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries. We may utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This would allow us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there could be two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. In the past, we reduced the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we would consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. As of December 28, 2007, we had no foreign currency forward contracts outstanding.

          The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under “Liabilities” represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our foreign currency long-term debt as of December 28, 2007.

          As our long-term borrowings under our credit facility are subject to variable interest rates, we estimate that the carrying amount of our variable rate long-term debt approximates fair value. (in thousands):

								Approx. Fair Value
						There- After
	2008	2009	2010	2011	2012		Total

Assets
Cash and equivalents
Renminbi (1)	$19,773	—	—	—	—	—	$19,773	$19,773
Euro (1)	$42,187	—	—	—	—	—	$42,187	$42,187
Other currencies (1)	$10,009	—	—	—	—	—	$10,009	$10,009

Liabilities
Long-term debt
Fixed rate:
Euro (1)	—	$7,524	—	—	—	—	$7,524	$7,561
Weighted average interest rate	—	5.65%	—	—	—	—

Variable rate:
Euro (1)	—	—	$2,943	—	—	—	$2,943	$2,943
Weighted average interest rate	—	—	5.19%	—	—	—

(1)	U.S. dollar equivalent

Item 8	Financial Statements and Supplementary Data

          Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 37 and from the consolidated financial statements and supplementary schedules on pages 38 through 64.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9a	Controls and Procedures

Controls and Procedures

          Based on their evaluation as of December 28, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 28, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

          There were no changes in our internal controls over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have audited Technitrol, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Technitrol, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Technitrol, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 28, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2008

Item 9b	Other Matters

          None

Part III

Item 10	Directors, Executive Officers and Corporate Governance

          The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2008 Annual Shareholders Meeting.

          We make available free of charge within the “About Technitrol” section of our Internet website, at www.technitrol.com, and in print to any shareholder who requests, our Statement of Principles Policy and all of our Board and Committee charters. Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900, extension 8428. We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11	Executive Compensation

          The disclosure required by this item is incorporated by reference to the sections entitled, “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,”, “Grants of Plan-Based Awards Table,” “Outstanding Equity Award at Fiscal Year-End table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Executive Employment Arrangements,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be used in connection with our 2008 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2008 Annual Shareholders Meeting.

          Information as of December 28, 2007 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans
approved by security holders	6,005,000	$18.96	2,942,589

Equity compensation plans not
approved by security holders	0	0	0

Total	6,005,000	$18.96	2,942,589

          On May 15, 1981, our shareholders approved an incentive compensation plan (ICP) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).

During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 2,942,589 shares remaining available for future issuance, 2,095,209 shares are attributable to our Incentive Compensation Plan, 812,099 shares are attributable to our ESPP, and 35,281 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock based compensation plans.

Item 13	Certain Relationships, Related Transactions and Director Independence

          The disclosure required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independent Directors” in our definitive proxy statement to be used in connection with our 2008 Annual Shareholders Meeting.

Item 14	Principal Accountant Fees and Services

          The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountant” in our definitive proxy statement to be used in connection with our 2008 Annual Shareholders Meeting.

Part IV

Item 15	Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Financial Statements

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 65 through 67 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries (the “Company”) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective December 30, 2006. As disclosed in Notes 1 and 13, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective approach, effective December 31, 2005. As disclosed in Note 9, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 29, 2006. Also, as disclosed in Note 10, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2008

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

December 28, 2007 and December 29, 2006
In thousands, except per share data

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$116,289	$87,195
Trade receivables, net	164,859	160,083
Inventories	122,115	106,397
Prepaid expenses and other current assets	24,864	31,121

Total current assets	428,127	384,796

Property, plant and equipment	261,171	248,209
Less accumulated depreciation	163,404	140,863

Net property, plant and equipment	97,767	107,346
Deferred income taxes	22,753	16,135
Goodwill, net	224,656	219,128
Other intangibles, net	34,794	32,334
Other assets	13,256	9,741

	$821,353	$769,480

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$60
Short-term debt	—	1,771
Accounts payable	104,214	97,593
Accrued expenses and other current liabilities	92,096	96,368

Total current liabilities	196,310	195,792

Long-term liabilities:
Long-term debt, excluding current installments	10,467	57,331
Deferred income taxes	12,528	13,323
Other long-term liabilities	31,022	14,314

Commitments and contingencies (Note 11)
Minority interest	9,947	9,691
Shareholders’ equity:
Common stock: 175,000,000 shares authorized; 40,900,893 and 40,750,693 outstanding in 2007 and 2006, respectively; $0.125 par value per share and additional paid-in capital	222,593	218,919
Retained earnings	289,048	241,684
Other comprehensive income	49,438	18,426

Total shareholders’ equity	561,079	479,029

	$821,353	$769,480

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

Years ended December 28, 2007, December 29, 2006 and December 30, 2005
In thousands, except per share data

	2007	2006	2005

Net sales	$1,026,555	$954,096	$616,378
Cost of sales	793,570	735,006	473,535

Gross profit	232,985	219,090	142,843

Selling, general and administrative expenses	141,571	138,971	106,797
Severance and asset impairment expense	18,019	8,829	54,436

Operating profit (loss)	73,395	71,290	(18,390)

Other (expense) income:
Interest income	1,893	1,223	3,480
Interest expense	(5,534)	(6,551)	(2,128)
Other, net	(334)	4,124	(1,690)

Earnings (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting changes	69,420	70,086	(18,728)

Income taxes	7,507	11,680	6,161

Minority interest expense	256	1,511	939

Earnings (loss) from continuing operations before cumulative effect of accounting changes	61,657	56,895	(25,828)
Cumulative effect of accounting changes, net of income taxes	—	75	(564)
Net earnings (loss) from discontinued operations	—	233	(472)

Net earnings (loss)	$61,657	$57,203	$(26,864)

Per share data:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$1.52	$1.41	$(0.65)
Cumulative effect of accounting changes, net of income taxes	—	0.00	(0.01)
Net earnings (loss) from discontinued operations	—	0.01	(0.01)

Net earnings (loss)	$1.52	$1.42	$(0.67)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$1.51	$1.40	$(0.65)
Cumulative effect of accounting changes, net of income taxes	—	0.00	(0.01)
Net earnings (loss) from discontinued operations	—	0.01	(0.01)

Net earnings (loss)	$1.51	$1.41	$(0.67)

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 28, 2007, December 29, 2006 and December 30, 2005
In thousands

	2007	2006	2005

Cash flows from operating activities-continuing operations:
Net earnings (loss)	$61,657	$57,203	$(26,864)
(Earnings) loss from discontinued operations, net	—	(233)	472
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes, net of income taxes	—	(75)	564
Depreciation and amortization	33,351	33,883	22,158
Tax effect of stock compensation	(40)	(110)	(37)
Stock incentive plan expense	3,730	3,283	3,562
Minority interest in net earnings of consolidated subsidiary	256	1,511	939
Loss on disposal or sale of assets	177	431	10,660
Intangible asset impairment, net of income taxes	—	—	38,447
Deferred taxes	7,687	(2,937)	7,749
Severance and asset impairment expense, net of cash payments (excluding loss on disposal of assets and intangible asset impairments, net of taxes)	11,250	980	1,137
Inventory write downs	9,122	8,051	5,334
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables	4,831	(9,645)	(19,381)
Inventories	(18,354)	(21,896)	(2,787)
Prepaid expenses and other current assets	2,063	(758)	1,592
Accounts payable	(181)	12,735	18,277
Accrued expenses	(16,811)	(2,128)	(14,798)
Other, net	1,376	(1,832)	(2,455)

Net cash provided by operating activities	100,114	78,463	44,569

Cash flows from investing activities-continuing operations:
Acquisitions, net of cash acquired of $1,285 and $357 in 2006 and 2005, respectively	—	(91,824)	(90,012)
Proceeds from sale of business	—	—	6,724
Capital expenditures, excluding acquisitions	(21,582)	(25,357)	(16,253)
Purchases of grantor trust investments available for sale	(141)	(7,151)	—
Proceeds from sale of property, plant and equipment	7,119	3,565	2,009
Foreign currency impact on intercompany lending	(413)	(6,106)	8,868

Net cash used in investing activities	(15,017)	(126,873)	(88,664)

Cash flows from financing activities-continuing operations:
Principal payments on short-term debt, net	(1,771)	(2,445)	(3,498)
Principal (payments) borrowings on long-term debt, net	(47,639)	(25,800)	77,119
Dividends paid	(14,293)	(14,227)	(10,634)
Exercise of stock options	971	2,407	—
Tax effect of stock compensation	40	110	—

Net cash (used in) provided by financing activities	(62,692)	(39,955)	62,987

Net effect of exchange rate changes on cash	6,689	(592)	(1,101)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	—	528	(72)
Net cash provided by (used in) investing activities	—	1,960	(7)

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	2,488	(79)
Net increase (decrease) in cash and cash equivalents	29,094	(86,469)	17,712
Cash and cash equivalents at beginning of year	87,195	173,664	155,952

Cash and cash equivalents at end of year	$116,289	$87,195	$173,664

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 28, 2007, December 29, 2006 and December 30, 2005
In thousands, except per share data

				Other

					Accumu- lated other compre- hensive income
	Common stock and paid-in capital					Compre- hensive income (loss)
				Deferred compen- sation
			Retained earnings
	Shares	Amount

Balance at December 31, 2004	40,448	$213,694	$239,752	$(1,968)	$13,384
Stock options, awards and related compensation	81	1,903	—	734	—
Tax effect of stock compensation	—	(37)	—	—	—
Dividends declared ($0.35 per share)	—	—	(14,180)	—	—
Currency translation adjustments	—	—	—	—	(9,156)	$(9,156)
Unrealized holding gains on securities	—	—	—	—	2	2
Net loss	—	—	(26,864)	—	—	(26,864)

Comprehensive loss						$(36,018)

Balance at December 30, 2005	40,529	$215,560	$198,708	$(1,234)	$4,230
Reclassification due to SFAS 123(R) adoption	—	(1,234)	—	1,234	—
Stock options, awards and related compensation	222	4,483	—	—	—
Tax effect of stock compensation	—	110	—	—	—
Adjustments due to SFAS 158 adoption	—	—	—	—	976
Dividends declared ($0.35 per share)	—	—	(14,227)	—	—
Currency translation adjustments	—	—	—	—	13,012	$13,012
Unrealized holding gains on securities	—	—	—	—	208	208
Net earnings	—	—	57,203		—	57,203

Comprehensive income						$70,423

Balance at December 29, 2006	40,751	$218,919	$241,684	$—	$18,426
Stock options, awards and related compensation	150	3,634	—	—	—
Tax effect of stock compensation	—	40	—	—	—
Adjustments to defined benefits plans	—	—	—	—	(848)
Dividends declared ($0.35 per share)	—	—	(14,293)	—	—
Currency translation adjustments	—	—	—	—	31,416	$31,416
Unrealized holding gains on securities	—	—	—	—	444	444
Net income	—	—	61,657	—	—	61,657

Comprehensive income						$93,517

Balance at December 28, 2007	40,901	$222,593	$289,048	$—	$49,438

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of Technitrol, Inc. and all of our subsidiaries. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our”. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

          Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write down. Inventory provisions are utilized when the actual inventory is physically disposed. Cash flows from the sale of inventory are recorded in operating cash flows. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory reserves at December 28, 2007 and December 29, 2006 were $12.9 million and $11.3 million, respectively.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets on both the accelerated and the straight-line methods. Estimated useful lives of assets range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and improvements are capitalized. Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheet, and any resulting gains or losses are included in earnings.

Goodwill and Other Intangibles

          FASB Statement No.142, Goodwill and Other Intangibles Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS 142 also requires that other intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). We amortize other identifiable intangibles, except those with indefinite lives, on a straight-line basis over 4 to 10 years. See Note 2 and Note 5 for additional information regarding goodwill and other intangible assets.

Revenue Recognition

          Revenue is recognized upon shipment of product and passage of title without right of return, after all performance factors have been met. We are not subject to any significant customer acceptance provisions. All product returns are deducted from net sales and are accrued for based on historical experience and FASB Statement No. 48, Revenue Recognition When Right of Return Exist (“SFAS 48”). Warranties are limited to rework, replacement of products and other normal remedies. We record an allowance for doubtful receivables. Accounts receivable allowances at December 28, 2007 and December 29, 2006 were $2.4 million and $1.8 million, respectively.

Stock-based Compensation

          We currently sponsor a stock option plan and a restricted stock award plan. However, there have been no stock options granted since 2004. On December 31, 2005, we adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”),which replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under SFAS 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. Prior to December 31, 2005, we had previously adopted SFAS 123, as amended by FASB Statement No. 148,

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123 (“SFAS 148”),whereby compensation expense was recorded for all awards subsequent to adoption. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

          Prior to SFAS 123(R) adoption, if compensation cost for issuances under our stock option plan had been determined based on the fair value as required by SFAS 123(R) for all awards, our pro forma net loss and loss per basic and diluted share would have been as follows (in thousands, except per share amounts):

2005

Net loss - as reported	$(26,864)
Add: Stock-based compensation expense included in reported net loss, net of taxes	2,151
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2,494)

Net loss - adjusted	$(27,207)

Basic and diluted loss - as reported	$(0.67)
Basic and diluted loss - adjusted	$(0.68)

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

Financial Instruments and Derivative Financial Instruments

          The carrying value of our cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. The carrying value of our long-term debt approximates our fair value after taking into consideration current rates offered to us under our credit facility, as our long-term borrowings under our credit facility are subject to variable interest rates. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.

          We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income. Although we had no forward exchange contracts outstanding at December 28, 2007 or December 29, 2006, we utilized foreign currency forwards during the 2006 period. During January 2008, we entered into a forward contract to sell forward approximately $400 million in exchange for approximately 2,025 million Danish Kroner in connection with the anticipated Sonion A/S acquisition.

Precious Metal Consignment-type Leases

          We had custody of inventories under consignment-type leases from suppliers of $185.9 million at December 28, 2007 and $135.8 million at December 29, 2006. The increase is the result of higher silver prices and overall volume increases at December 28, 2007 than at December 29, 2006. As of December 28, 2007, we had three consignment-type leases in place for sourcing all precious metals and the related inventory and liability are not recorded on our balance sheet. The agreements are generally one-year in duration and can be extended with annual renewals and either party can

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

terminate the agreements with 30 days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 28, 2007 were consignment fees of $2.9 million. These consignment fees were $3.6 million and $1.1 million in the years ended December 29, 2006 and December 30, 2005, respectively.

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

Adjustments

          In the fourth quarter of 2007, an error was discovered related to our 2005 restructuring charge for the Electronics consumer division. We determined that the adjustment was not material to any period presented. Since the amount is immaterial to all periods presented, we have determined to correct prior year financial statements within this Form 10-K. In this regard, compared to amounts in our previously issued consolidated statements of operations, severance and asset impairment expenses increased $1.4 million, net loss increased $1.4 million and diluted loss per share increased $0.04 for the year ended December 30, 2005. This adjustment also decreased total assets and retained earnings by $1.4 million as of December 30, 2005.

Reclassifications

          Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation. Also refer to Note 3 “Divestiture.”

(2)	Acquisitions

           Larsen Group: In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”). Headquartered in Vancouver, Washington, Larsen had production operations in the United States, Mexico, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. The results of Larsen’s operations are included in our consolidated net earnings beginning in 2007. Larsen manufactured non-cellular wireless and automotive antennas and its’ acquisition expanded our Electronics antenna division. The purchase price and fair value of the acquired assets were not material to our consolidated financial statements.

           ERA Group: On January 4, 2006, we acquired all of the stock of ERA Group, headquartered in Herrenberg, Germany with production operations in Germany, China and Tunisia. The results of ERA’s operations have been included in our consolidated financial statements since the effective date of the acquisition. ERA produced advanced-technology ignition coils, along with a variety of other coils and transformers used in automotive, heating/ventilation/air conditioning and appliance applications. It became the foundation of our Electronics automotive division. The purchase price was approximately $53.4 million, net of cash acquired of $1.3 million, and including acquisition costs of approximately $0.9 million. The purchase price was financed primarily with bank credit under our multi-currency credit facility. The fair value of the net tangible assets acquired approximated $12.0 million. In addition to the fair value of net tangible assets acquired, purchase price allocations included $2.2 million for intellectual property, $3.1 million for customer relationships and $37.4 million allocated to goodwill. Each of the identifiable intangibles with finite lives are being amortized, using lives of five years for intellectual property and customer relationships.

           LK Products Oy: On September 8, 2005, we acquired all of the stock of LK Products Oy (“LK”), headquartered in Kempele, Finland with production operations in Finland, China and Hungary as well as offices in South Korea and San Diego. The results of LK’s operations have been included in our consolidated financial statements since that date. LK produced antennas and integrated modules for mobile communications and information devices and is the foundation of Electronics’ antenna division. The purchase price was approximately $111.1 million, net of cash acquired of $0.4 million, and including acquisition costs of approximately $2.3 million and consideration resulting from the earn-out provision noted below. The initial purchase price was funded with cash on hand. The fair value of the net tangible assets acquired approximated $19.2 million. In addition to the fair value of assets acquired, purchase price allocations included $19.4

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)	Acquisitions, continued

million for customer relationships, $0.4 million for trademarks, $1.4 million for technology and $71.1 million allocated to goodwill. Each of the identifiable intangibles with finite lives is being amortized, using lives of five years for technology and ten years for customer relationships. The purchase agreement also included an earn-out provision which resulted in us paying approximately $19.8 million, or 15.5 million euros, net of a receivable from the seller, in 2006. LK is treated as a separate reporting unit for purposes of SFAS 142.

           Full Rise Electronic Co., Ltd.: Full Rise Electronic Co., Ltd. (“FRE”) is headquartered in Taiwan and conducts production operations in China. FRE manufactures connector products including single and multiple-port jacks, and supplies products to us. We began making investments in FRE in April 2001. As of December 28, 2007, our investment in FRE was approximately $31.5 million and our record ownership was approximately 71%. We also have beneficial ownership of an additional 4% of the common shares outstanding of FRE pursuant to an agreement which gives us voting authority, rights to any dividends paid, as well as the authority to prevent any transfer of these shares. Our net earnings therefore reflect FRE’s net earnings, after deducting the minority shareholders’ interest. Purchases of common stock in FRE were allocated, on a pro rata basis, to goodwill, identifiable intangible assets, and property, plant, and equipment according to the estimated fair value of such assets as of the date we began consolidating FRE’s results with our own.

(3)	Divestiture

          In 2005, we received approximately $6.7 million for the sale of Electrical’s bimetal and metal cladding operations. We realized a gain of approximately $1.4 million from the sale of approximately $5.1 million of inventory and $0.2 million of machinery and equipment. During 2005, we accrued $1.3 million for severance and related payments resulting from the announcement to terminate manufacturing and support personnel and incurred other expenses related to the shutdown of operations. The majority of this accrual was paid by December 29, 2006. Additionally, we realized a $1.1 million pension curtailment gain during the 2005 period as a result of the reduced estimated future service period of the severed personnel. In December of 2006, the remaining fixed assets were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. There were no sales or net earnings during the year ended 2007, but the results of the bimetal and metal cladding operations are reflected as discontinued operations on the Consolidated Statements of Operations for 2005 and 2006.

          Summary results of operations for the bimetal and metal cladding operations were as follows (in thousands):

	2007	2006	2005

Net sales	$—	$—	$9,020
Earnings (loss) before income taxes	—	359	(726)

(4)	Financial Statement Details

          The following provides details for certain financial statement captions at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006

Inventories:
Finished goods	$48,940	$37,415
Work in progress	27,748	23,843
Raw materials and supplies	45,427	45,139

	$122,115	$106,397

Property, plant and equipment, at cost:
Land	$6,278	$6,418
Buildings and improvements	35,385	38,675
Machinery and equipment	219,508	203,116

	$261,171	$248,209

Accrued expenses:
Income taxes payable	$15,874	$31,607
Accrued compensation	24,994	21,943
Other accrued expenses	51,228	42,818

	$92,096	$96,368

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)	Financial Statement Details, continued

          Upon adoption of FASB Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), we reclassified approximately $17.6 million of unrecognized tax benefits from current to long-term liabilities. At December 28, 2007, approximately $19.8 million of unrecognized tax benefits are classified as other long-term liabilities.

(5)	Goodwill and Other Intangible Assets

          FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that other intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

          The changes in the carrying amounts of goodwill for the years ended December 28, 2007 and December 29, 2006 were as follows (in thousands):

Balance at December 30, 2005	$141,481

Goodwill acquired during the year	68,610
Purchase price allocation and other adjustments	997
Currency translation adjustment	8,040

Balance at December 29, 2006	$219,128

Goodwill acquired during the year	—
Purchase price allocation and other adjustments	(9,056)
Currency translation adjustment	14,584

Balance at December 28, 2007	$224,656

          The majority of our goodwill and other intangibles relate to our Electronics segment.

          During 2007, we completed the purchase price allocation for Larsen, which resulted in a $5.3 million reclassification from goodwill to identifiable intangibles and an increase to goodwill of approximately $0.2 million to finalize the fair values of other acquired assets. Additionally, in the fourth quarter of 2007, we adjusted deferred taxes that relate to pre-acquisition net operating losses of LK by $4.0 million with an offsetting reduction in goodwill.

          Other intangible assets at December 28, 2007 and December 29, 2006 were as follows (in thousands):

	2007	2006

Intangible assets subject to amortization (definite lives):
Technology	$11,655	$11,207
Customer relationships	32,162	26,102
Tradename / trademark	427	383
Other	2,402	2,402

Total	$46,646	$40,094

Accumulated amortization:
Technology	$(8,516)	$(7,113)
Customer relationships	(8,798)	(4,391)
Tradename / trademark	(427)	(383)
Other	(769)	(531)

Total	$(18,510)	$(12,418)

Net tangible assets subject to amortization	$28,136	$27,676

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets, continued

	2007	2006

Intangible assets not subject to amortization (indefinite lives):
Tradename	$6,658	$4,658

Other intangibles, net	$34,794	$32,334

          Amortization expense was approximately $5,296,000, $4,802,000 and $2,053,000 for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

          Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2008	$5,128
2009	$4,550
2010	$4,191
2011	$2,625
2012	$2,518

(6)	Investments

          As of December 28, 2007 and December 29, 2006, we held approximately $8.2 million and $7.5 million, respectively, of securities designated as available for sale according to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In the periods ended December 28, 2007 and December 29, 2006, we recognized approximately $0.4 million and $0.2 million, respectively, of unrealized holding gains as a component of accumulated other comprehensive income as a result of holding these securities. We do not intend to liquidate the majority of these securities in a short period of time, and therefore, we have included these investments as a component of other assets on our 2007 and 2006 Consolidated Balance Sheets. These securities are held in an irrevocable grantor trust (“Rabbi Trust”) and will be used to fund future benefit payments to participants in one of our defined benefit plans. The Rabbi Trust was established in 2006 and is subject to the claims of our general creditors in the event of our insolvency.

(7)	Debt

          At December 28, 2007, we had no short-term debt, and long-term debt was as follows (in thousands):

Long-term Debt	2007

Bank Loans
Variable-rate, (5.19%) unsecured debt in Germany (denominated in euros) due 2010	$2,943
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	7,524

Total long-term debt	$10,467

At December 29, 2006, short-term and long-term debt was as follows (in thousands):

Short-term Debt	2006

Bank Loans
Fixed-rate, (5.58%) unsecured debt in China (denominated in Renminbi) due 2007	$1,645
Fixed-rate, (7.20%) unsecured debt in China (denominated in Renminbi) due 2007	126

Total short-term debt	$1,771

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

Long-term Debt	2006

Bank Loans
Variable-rate, (5.95%) unsecured debt in Singapore (denominated in US Dollars) due 2010	$11,000
Variable-rate, (4.26%) unsecured debt in Germany (denominated in euros) due 2010	25,081
Variable-rate, (5.95%) unsecured debt in Hong Kong (denominated in US Dollars) due 2010	8,500
Variable-rate, (5.95%) unsecured debt in the United States (denominated in US Dollars) due	6,000
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	6,750

Mortgage Notes
8.20% - 10.32% mortgage notes, due in monthly installments until 2007	60

Total long-term debt	57,391
Less current installments	(60)

Long-term debt excluding current installments	$57,331

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

          The credit agreement permits us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval. The total amount outstanding under the credit facility may not exceed $200.0 million, provided we do not request an increase in total commitment.

          Outstanding borrowings are subject to two financial covenants, both of which are computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. The second is maximum debt service expenses amounting to two and one-half times our cash interest expense, as defined by the credit agreement. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of December 28, 2007.

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

          We had six standby letters of credit outstanding at December 28, 2007 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

          As of December 28, 2007, we had $2.9 million of outstanding borrowings under this five-year revolving credit agreement, primarily to fund acquisitions. Our total credit available, including standby letters of credit, as of December 28, 2007 was approximately $195.4 million.

          We also have an obligation outstanding due in August 2009 under an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros as of December 28, 2007.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

          Principal payments of long-term debt due within the next five years are as follows (in thousands):

2008	$—
2009	7,524
2010	2,943
2011	—
2012	—
Thereafter	—

$10,467

          We had commercial commitments outstanding at December 28, 2007 of approximately $185.9 million due under precious metal consignment-type leases. This represents an increase of $50.1 million from the $135.8 million outstanding as of December 29, 2006 and is primarily attributable to higher average silver prices and an increased quantity of leased precious metal during 2007.

(8)	Income Taxes

          Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes were as follows (in thousands):

	2007	2006	2005

Domestic	$(5,003)	$(4,324)	$(5,722)
Non-U.S.	74,423	74,410	(11,606)

Total	$69,420	$70,086	$(17,328)

Income tax expense was as follows (in thousands):

	2007	2006	2005

Current:
Federal	$2,653	$4,339	$(2,188)
State and local	(204)	290	248
Non-U.S.	12,745	9,988	352

	15,194	14,617	(1,588)
Deferred:
Federal	(451)	(2,937)	4,414
State and local	(185)	(584)	785
Non-U.S.	(7,051)	584	2,550

	(7,687)	(2,937)	7,749

Net tax expense	$7,507	$11,680	$6,161

          A reconciliation of the statutory federal income tax rate with the effective income tax rate was as follows:

	2007	2006	2005

Statutory federal income tax rate	35%	35%	35%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax effect	—	—	(1)
Non-deductible expenses and other	3	3	23
Section 965 dividend	—	—	(41)
Non-U.S. income subject to U.S. income tax	3	2	(8)
Lower foreign tax rates	(29)	(22)	(40)
Research and development and other tax credits	(1)	(1)	(1)

Effective tax rate	11%	17%	(33%)

          We adopted the provisions of FIN 48 on December 30, 2006 and, at the date of adoption, we had approximately $22.8 million of unrecognized income tax benefits. Upon adoption of FIN 48, we did not recognize an adjustment to our liabilities for unrecognized tax benefits, but we reclassified approximately $17.6 of unrecognized tax benefits from current to long-term liabilities. At December 28, 2007, we have approximately $23.6 million of unrecognized income tax benefits,

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

$19.8 million of which are classified as other long-term liabilities. If all the tax benefits were recognized, than approximately $1.1 million would be reversed through an adjustment to goodwill and approximately $22.5 million would impact the effective tax rate.

          A reconciliation of the total gross unrecognized tax benefits was as follows (in thousands):

Balance at December 30, 2006	$22,789

Tax positions related to current year:
Additions	3,576

Tax positions related to prior years:
Additions	6
Reductions	(198)

Total	(192)

Lapses in statutes of limitation	(2,597)

Balance at December 28, 2007	$23,576

         Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of December 28, 2007, we have $1.2 million accrued for interest and/or penalties related to uncertain income tax positions.

         We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. With respect to federal and state income tax, tax returns for all years after 2003 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 3 to 10 years.

         We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months. However, such balances may change quarter-over-quarter during 2008.

         Several of our foreign subsidiaries continue to operate under separate tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements. For example, the tax holidays applicable to most of our PRC earnings will expire in 2010. In 2007, 2006 and 2005, taxes on foreign earnings were favorably impacted by tax holidays and other incentives in certain foreign jurisdictions of $10.0 million, $11.4 million and $0.9 million, respectively.

         Deferred tax assets and liabilities included the following (in thousands):

	2007	2006

Assets:
Inventories	$167	$(16)
Plant and equipment	9,085	3,804
Vacation pay and other compensation	536	479
Pension expense	3,426	2,654
Stock awards	612	450
Accrued liabilities	1,063	1,043
Net operating losses – state and foreign	13,699	24,104
Tax credits	18,974	21,573
Other	4,881	1,642

Total deferred tax assets	52,443	55,733
Valuation allowance	(11,394)	(23,076)

Net deferred tax assets	$41,049	$32,657

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

	2007	2006

Liabilities:
Foreign earnings not permanently invested	$18,723	$18,957
Acquired intangibles	8,101	8,816

Total deferred tax liabilities	26,824	27,773

Net deferred taxes	$14,225	$4,884

Short-term deferred tax assets	$5,485	$3,290
Short-term deferred tax liabilities	(1,485)	(1,218)
Long-term deferred tax assets	22,753	16,135
Long-term deferred tax liabilities	(12,528)	(13,323)

Net deferred tax assets	$14,225	$4,884

         The valuation allowance on the deferred tax asset decreased $11.7 million primarily due to a reduction in goodwill related to pre-acquisition net operating losses of LK of approximately $4.0 million, a reduction to gross deferred tax assets of approximately $3.8 million and approximately $3.9 million of tax benefit resulting from consumption and realization of net operating losses and our expectation that the tax benefit of certain remaining losses is likely to be realized. Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets. Unless utilized, net operating losses will expire in fiscal years 2008 through 2026. Foreign tax credit carryforwards will start to expire in 2010. Research and development credit carryforwards will start to expire in 2019.

         In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a series of provisions, several of which are pertinent to us. The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Based on this legislation and 2005 guidance by the Department of Treasury, we repatriated $52 million of foreign earnings in the year ended December 30, 2005. A charge of $7.3 million related to the repatriation is included in income taxes (from continuing operations) in the accompanying Consolidated Statements of Operations in the year ended December 30, 2005. After this repatriation we continue to have undistributed earnings of our foreign subsidiaries, with the exception of approximately $40 million, considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas (“APB 23”), no provision for U.S. federal or state income taxes had been provided on these undistributed earnings.

         We have not provided for U.S. federal and state income and foreign withholding taxes on approximately $485 million of non-U.S. subsidiaries’ undistributed earnings (as calculated for income tax purposes) as of December 28, 2007, including pre-acquisition earnings of foreign entities acquired in stock purchases. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $134 million.

(9)	Employee Benefit Plans

         We maintain defined benefit pension plans for certain of our U.S. employees. Certain of our non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Benefits are based on years of service and average final compensation. In 2006 and 2005, we began to combine the retirement plans of ERA and LK, respectively, with our own plans. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. We do not provide any post-retirement benefits outside of the U.S. except as may be required by certain jurisdictions. Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero.

         Pension expense was as follows (in thousands):

	2007	2006	2005

Principal defined benefit plans	$1,023	$1,305	$30
Other employee benefit plans	979	703	1,191

	$2,002	$2,008	$1,221

         During 2005, a curtailment gain of $1.1 million was recognized as a result of the reduced estimated future service period of the severed personnel of the discontinued operations.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

         The net expense for the principal defined benefit pension plans included the following components (in thousands):

	2007	2006	2005

Service cost	$1,191	$1,310	$1,585
Interest cost	2,422	2,244	2,161
Expected return on plan assets	(2,640)	(2,442)	(2,354)
Amortization of transition obligation	9	10	13
Amortization of prior service cost	241	270	271
Recognized actuarial gain	(200)	(87)	(1,646)

Net periodic pension cost	$1,023	$1,305	$30

         The financial status of the principal defined benefit plans at December 28, 2007 and December 29, 2006 was as follows (in thousands):

	2007	2006

Change in benefit obligation:

Projected benefit obligation at beginning of year	$42,298	$41,601

Service cost	1,191	1,310
Interest cost	2,422	2,244
Plan amendments	(27)	(134)
Actuarial (gain) loss	790	(2,101)
Plans not previously aggregated	—	785
Benefits paid	(1,626)	(1,407)

Projected benefit obligation at end of year	$45,048	$42,298

Change in plan assets:

Fair value of plan assets at beginning of year	$34,008	$31,424

Actual return on plan assets	2,016	3,752
Employer contributions	255	232
Plans not previously aggregated	—	7
Benefits paid	(1,626)	(1,407)

Fair value of plan assets at end of year	$34,653	$34,008

Accumulated benefit obligation	$39,015	$36,509

         In connection with our 2006 adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), the unrecognized components of net periodic pension cost have been included in accumulated other comprehensive income for 2007 and 2006.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

         The effects of applying SFAS 158 to the 2006 statement of financial position, was as follows (in thousands):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

Other assets	$10,538	$(797)	$9,741
Deferred income taxes	16,738	(603)	16,135

Total assets	$770,880	$(1,400)	$769,480

Other long-term liabilities	$16,690	$(2,376)	$14,314

Total liabilities	$283,136	$(2,376)	$280,760

Minority interest	$9,691	$—	$9,691

Accumulated other comprehensive income	$17,450	$976	$18,426

Total shareholders’ equity	$478,053	$976	$479,029

         The accumulated other comprehensive income for the principal defined benefit plans included the following components (in thousands):

	2007	2006

Actuarial gain	$1,476	$2,474
Amortization of prior service costs	(1,314)	(1,451)
Amortization of transition obligations	(34)	(47)

Accumulated other comprehensive income	$128	$976

         The pension cost expected to be amortized from accumulated other comprehensive income in 2008 for the principal defined benefit pension plans is expected to be approximately $0.3 million.

         The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows (in thousands):

	2007	2006

Benefit obligation	$10,969	$9,729
Accumulated benefit obligation	$9,101	$8,080
Plan assets	$18	$22

         Our securities held in the Rabbi Trust are excluded from plan assets. However, the Rabbi Trust securities will be used to fund future benefit payments to participants of one of our defined benefit plans. As of December 28, 2007 and December 29, 2006 we held approximately $8.2 million and $7.5 million, respectively, of securities in the Rabbi Trust. See Note 6 to the consolidated financial statements for further details regarding the Rabbi Trust.

         The principal defined benefit plans’ weighted-average asset allocations at December 28, 2007 and December 29, 2006 were as follows:

	2007	2006

Asset Category
Equity securities	68%	71%
Debt securities	31%	28%
Other	1%	1%

Total	100%	100%

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

          To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns for each asset class, weighted by the target asset allocations. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

Assumptions used to develop data were as follows:

	2007	2006

Discount rate	5.80%	5.75%
Annual compensation increases	4.25%	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

Our measurement date is the last day of the year.

          We expect to contribute approximately $0.3 million to the principal defined benefit plans in 2008. Additionally, we expect to make benefit payments in 2008 of approximately $1.7 million from our principal defined benefit plans. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the principal defined benefit plans (in millions):

Year Ending

2008	$1.7
2009	1.9
2010	2.1
2011	2.4
2012	2.6
Thereafter	14.1

$24.8

          We maintain two defined contribution 401(k) plans covering substantially all U.S. employees. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant’s contribution, not in excess of a maximum of 4% or 6% of the participant’s annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was approximately, $1.3 million, $1.3 million and $1.0 million in 2007, 2006 and 2005, respectively.

(10)	Asset Retirement Obligations

          We adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) as of December 30, 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. SFAS 143 requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from legal requirements to decontaminate buildings, machinery and equipment at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of our evaluation of our asset retirement obligations, we recorded a $1.0 million non-current liability for asset retirement obligations and a $0.3 million increase in the carrying value of the related assets, net of $0.3 million of accumulated depreciation in the year ended December 30, 2005. The cumulative effect recorded in 2005 upon the adoption of this interpretation was $0.6 million, net of taxes of $0.3 million.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)	Asset Retirement Obligations, continued

          The following table presents our liability for asset retirement obligations as if this interpretation had been adopted on December 30, 2005 (in thousands):

Balance at December 30, 2005	$960

Accretion Expense	77
Payments/Settlements	—
Currency translation adjustment	99

Balance at December 29, 2006	$1,136

Accretion Expense	85
Payments/Settlements	(69)
Currency translation adjustment	120

Balance at December 28, 2007	$1,272

(11)	Commitments and Contingencies

          We conduct a portion of our operations on leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 were $9.8 million, $9.2 million and $7.6 million, respectively.

          The aggregate minimum rental commitments under non-cancelable leases in effect at December 28, 2007 were as follows (in thousands):

Year Ending

2008	$9,726
2009	6,856
2010	2,740
2011	1,778
2012	522
Thereafter	810

$22,432

          The aggregate minimum rental commitments schedule does not include $185.9 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased in 2008 upon sale of the precious metal to customers.

          We had six standby letters of credit outstanding at December 28, 2007 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

          We had no other off-balance-sheet financing arrangements in addition to our operating leases, precious metal leases and letters of credit.

          Our manufacturing operations are subject to a variety of local, state, federal, and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws. However, in the normal course of business, environmental issues may arise. We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

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

          All retained earnings are free from legal or contractual restrictions as of December 28, 2007, with the exception of approximately $25.1 million of retained earnings, primarily in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $25.1 million is $4.9 million of retained earnings of FRE, a majority-owned subsidiary. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

          See Note 13 for information regarding our stock-based compensation plans.

          We have a Shareholder Rights Plan. The Rights are currently not exercisable, and automatically trade with our common shares. However, after a person or group has acquired 15% or more of our common shares, the Rights will become exercisable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of our common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $300, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of our common shares, and we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets are sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by us at a price of $0.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised expire on September 9, 2008.

(13)	Stock-Based Compensation

          We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period. Another component is stock options. On December 31, 2005, we adopted SFAS 123(R), which replaced SFAS 123 and superseded APB 25. Under SFAS 123(R), compensation cost relating to stock-based payment transactions is recognized in the financial statements, and is based on the fair value of the equity or liability instruments issued. SFAS 123(R) applies to all of our outstanding unvested stock-based payment awards as of December 31, 2005 and all prior awards using the modified prospective transition method without restatement of prior periods. As we had previously adopted SFAS 123, as amended by SFAS 148, at the beginning of the 2003 fiscal year, whereby compensation expense was recorded for all awards subsequent to adoption, our adoption did not significantly impact our financial position or our results of operations. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes.

          The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	2007	2006	2005

Restricted stock	$3,281	$2,540	$2,555
Stock options	449	553	652

Total stock-based compensation included in selling, general and administrative expenses	3,730	3,093	3,207
Income tax benefit	(1,262)	(1,026)	(1,056)

Total after-tax stock-based compensation expense	$2,468	$2,067	$2,151

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)	Stock-Based Compensation, continued

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. If the recipient makes an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award is fixed based on the value of the awarded stock on the grant date. If the recipient does not make the election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares and generally is limited to 65% of the value as of the date of grant.

         A summary of the restricted stock activity for 2007 and 2006 is as follows (in thousands, except per share data):

	2007		2006

	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)

Opening nonvested restricted stock	205	$ 20.48	209	$ 18.79
Granted	99	$ 26.33	86	$ 23.48
Vested	(78)	$ 20.96	(82)	$ 19.59
Forfeited/cancelled	(7)	$ 23.41	(8)	$ 18.00

Ending nonvested restricted stock	219	$ 22.85	205	$ 20.48

         As of December 28, 2007, there was approximately $2.4 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options: Stock options are granted at no cost to the employee and cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the years ended December 28, 2007, December 29, 2006 and December 30, 2005. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

         A summary of the stock options activity for 2007 and 2006 is as follows (in thousands, except per share data):

	2007			2006

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Opening stock options outstanding	295	$18.99		475	$19.31
Granted	—	$—		—	$—
Exercised	(51)	$19.13		(113)	$19.95
Forfeited/cancelled	(57)	$18.97		(67)	$19.65

Ending stock options outstanding	187	$18.96	$ 1,887	295	$18.99	$ 2,257
Ending stock options exercisable	176	$19.12	$ 1,742	238	$19.41	$ 1,724

          The exercise prices of the options outstanding as of December 28, 2007 range from $16.55 per share to $26.20 per share. As of December 28, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately one year.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)	Stock-Based Compensation, continued

          During the twelve months ended December 28, 2007 and December 29, 2006, cash received from stock options exercised was $1.0 million and $2.4 million, respectively. The total intrinsic value of stock options exercised during the twelve months ended December 28, 2007 and December 29, 2006 was $0.4 million and $0.9 million, respectively. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing, which has caused current year net cash provided by operating activities to be lower and net cash used in financing activities to be higher by less than $0.1 million. Prior to adopting SFAS 123(R), we presented these benefits in the operating section of the Consolidated Statements of Cash Flows.

          No amounts of stock-based compensation cost have been capitalized into inventory or other assets in any period presented in the Consolidated Financial Statements.

(14)	Earnings (loss) Per Share

          Basic earnings (loss) per share were calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method. However, in years when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the year, those common stock equivalents will be excluded from the calculation of diluted earnings per share. There were approximately 189,000 and 200,000 common share equivalents for the years ended December 28, 2007 and December 29, 2006, respectively. As we had a net loss for the year ended December 30, 2005, we did not include any common share equivalents in the calculation of earnings per share. There were approximately 187,000, 295,000 and 475,000 stock options outstanding as of December 28, 2007, December 29, 2006 and December 30, 2005, respectively. We had unvested restricted shares outstanding of approximately 219,000, 205,000 and 209,000 as of December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Earnings per share calculations were as follows (in thousands, except per share amounts):

	2007	2006	2005

Earnings (loss) from continuing operations before cumulative effect of accounting changes	$61,657	$56,895	$(25,828)
Cumulative effect of accounting changes, net of income taxes	—	75	(564)
Net earnings (loss) from discontinued operations	—	233	(472)

Net earnings (loss)	$61,657	$57,203	$(26,864)

Basic earnings (loss) per share:
Shares	40,605	40,394	40,297
Continuing operations	$1.52	$1.41	$(0.65)
Cumulative effect of accounting changes	—	0.00	(0.01)
Discontinued operations	—	0.01	(0.01)

Per share amount	$1.52	$1.42	$(0.67)

Diluted earnings (loss) per share:
Shares	40,794	40,594	40,297
Continuing operations	$1.51	$1.40	$(0.65)
Cumulative effect of accounting changes	—	0.00	(0.01)
Discontinued operations	—	0.01	(0.01)

Per share amount	$1.51	$1.41	$(0.67)

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)	Research, Development and Engineering Expenses

          Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses and were $40.4 million, $39.6 million and $25.5 million in 2007, 2006 and 2005, respectively. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $35.2 million, $33.8 million and $20.9 million in 2007, 2006 and 2005, respectively.

(16)	Severance and Asset Impairment Expense

          As a result of our continuing focus on both economic and operating profit, we will continue to aggressively size both Electronics and Electrical so that costs are optimally matched to current and anticipated future revenue and unit demand, and as we pursue additional growth opportunities. The amounts of additional charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment. We implemented numerous restructuring initiatives during 2007, 2006 and 2005 in order to reduce our cost structure and capacity.

          In the year ended December 28, 2007, we accrued $18.0 million for cost reduction actions primarily at Electronics. These include severance and related payments of $12.5 million related to the termination of manufacturing and support personnel and $5.5 million to write down the value of certain fixed assets to their disposal value. The majority of these accruals will be paid by December 26, 2008.

          Our restructuring charges are summarized for 2007 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3
Accrued during the twelve months ended December 28, 2007	0.4	17.6	18.0
Severance and other cash payments	(0.7)	(6.0)	(6.7)
Non-cash charges and currency translation adjustments	(0.1)	(4.6)	(4.7)

Balance accrued at December 28, 2007	$0.1	$10.8	$10.9

          In the year ended December 29, 2006, we accrued $8.8 million for a number of actions to further streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel of $6.8 million and $2.0 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 28, 2007.

          Our restructuring charges are summarized for 2006 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 30, 2005	$1.6	$1.6	$3.2
Accrued during the twelve months ended December 29, 2006	1.6	7.2	8.8
Severance and other cash payments	(2.2)	(5.7)	(7.9)
Non-cash charges and currency translation adjustments	(0.5)	0.7	0.2

Balance accrued at December 29, 2006	$0.5	$3.8	$4.3

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)	Severance and Asset Impairment Expense, continued

          In the year ended December 30, 2005, we accrued $7.0 million for a number of actions to streamline operations at Electronics and Electrical. These include $4.4 million related to the termination of manufacturing and support personnel and $2.6 million to write down the value of certain fixed assets to their disposal values. The majority of these accruals were paid by December 29, 2006. Additionally, we recorded a $47.4 million impairment charge of Electronics consumer division assets consisting of $27.0 million of goodwill, $11.5 million of identifiable intangibles, and $8.9 million of property, plant, and equipment. These impairments resulted from updated cash flow projections which reflect the shift of production by Electronics to China-based locations, decreasing average selling prices for television transformers resulting from competition with Asian companies selling in U.S. dollars, and the recent weakness in the European television market for flyback transformers.

          Our restructuring charges are summarized for 2005 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 31, 2004	$1.8	$1.2	$3.0
Accrued during the twelve months ended December 30, 2005	3.4	49.6	53.0
Severance and other cash payments	(2.8)	(3.0)	(5.8)
Non-cash charges and currency translation adjustments	(0.8)	(46.2)	(47.0)

Balance accrued at December 30, 2005	$1.6	$1.6	$3.2

(17)	Supplementary Information

          The following amounts were charged directly to costs and expenses (in thousands):

	2007	2006	2005

Depreciation	$28,055	$29,081	$20,105
Amortization of intangible assets	$5,296	$4,802	$2,053
Advertising	$663	$666	$265
Repairs and maintenance	$23,894	$19,589	$15,554
Bad debt expense	$1,704	$913	$334

Cash payments made:
Income taxes	$9,269	$4,462	$5,435
Interest	$5,456	$6,586	$2,041

          Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders’ Equity consists principally of foreign currency translation items. In addition, our defined benefit plans impact accumulated other comprehensive income. Refer to Note 9 to the consolidated financial statements for details of our defined benefit plans.

(18)	Quarterly Financial Data (Unaudited)

          Quarterly results of continuing operations (unaudited) for 2007 and 2006 are summarized as follows (in thousands, except per share data):

	Quarter Ended

	Mar. 30	June 29	Sept. 28	Dec. 28

2007:

Net sales	$254,432	$258,512	$257,093	$256,518
Gross profit	54,742	57,280	60,385	60,578
Earnings from continuing operations before income taxes and minority interest	7,090	22,266	21,309	18,755
Net earnings	4,711	20,942	19,185	16,819
Basic earnings per share	$0.12	$0.52	$0.47	$0.41
Diluted earnings per share	$0.12	$0.51	$0.47	$0.41

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)	Quarterly Financial Data (Unaudited), continued

	Quarter Ended

	Mar. 31	June 30	Sept. 29	Dec. 29

2006:

Net sales	$221,093	$239,238	$257,683	$236,082
Gross profit	51,193	56,408	61,625	49,869
Earnings from continuing operations before income taxes, minority interest and cumulative effect of account change	15,048	20,124	16,994	17,919
Net earnings	11,964	15,222	15,245	14,772
Basic earnings per share	$0.30	$0.38	$0.38	$0.36
Diluted earnings per share	$0.30	$0.38	$0.38	$0.36

(19)	Segment and Geographical Information

          We operate our business in two segments: the Electronic Components Segment, which operates under the name Electronics, and the Electrical Contact Products Segment, which operates under the name Electrical. Electronics and Electrical are known in their primary markets as Pulse and AMI Doduco, respectively. Each segment is managed by a President who reports to our Chief Executive Officer.

          Electronics designs and manufactures a wide variety of highly-customized electronic components and modules. Passive magnetics-based components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. The passive magnetics-based products are often referred to as chokes, inductors, filters and transformers. Wireless antennas and antenna modules capture communications signals in handsets and a variety of other mobile and portable devices. Automotive coils power certain functions related to a vehicle’s safety, navigation, communication, engine control, stability and similar electronic systems. Electronics sells its products to multinational original equipment manufacturers, original design manufacturers, contract manufacturers and distributors. Through a majority-owned subsidiary, Electronics also supplies a variety of electronic connectors, modules, wireless antennas and other accessories.

          Electrical is a global manufacturer of a full range of electrical contact products, from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. Electrical provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs.

Amounts are in thousands and exclude discontinued operations:

	2007	2006	2005

Net sales
Electronics	$671,569	$627,505	$361,552
Electrical	354,986	326,591	254,826

Total	$1,026,555	$954,096	$616,378

Operating profit (loss) before income taxes
Electronics	$50,881	$54,037	$(21,618)
Electrical	22,514	17,253	3,228

Total operating profit (loss)	73,395	71,290	(18,390)
Items not included in segment profit (1)	(3,975)	(1,204)	(338)

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	$69,420	$70,086	$(18,728)

(1)	Includes interest income, interest expense and other non-operating items disclosed in our Consolidated Statements of Operations. We exclude these items when measuring segment operating profit.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)	Segment and Geographical Information, continued

	2007	2006	2005

Assets at end of year
Electronics	$519,478	$520,410	$386,994
Electrical	146,111	129,819	101,854

Segment assets	665,589	650,229	488,848
Assets not included in Segment assets (1)	155,764	119,251	196,054

Total	$821,353	$769,480	$684,902

Capital expenditures (2)
Electronics	$13,155	$44,586	$29,686
Electrical	8,427	4,588	4,365

Total	$21,582	$49,174	$34,051

Depreciation and amortization
Electronics	$27,345	$28,332	$16,440
Electrical	6,006	5,551	5,718

Total	$33,351	$33,883	$22,158

(1)	Cash and cash equivalents are the primary corporate assets. We exclude cash and cash equivalents, deferred tax assets, and intercompany receivables when measuring segment assets.

(2)	During the past three years, we have acquired several companies. We have included acquired property, plant and equipment in these capital expenditure amounts.

          We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment’s operating profit by the relevant estimated effective tax rates for the year. The allocated tax expense (benefit) amounts, including the tax effect of discontinued operations and the cumulative effect of accounting change, for Electronics were, in thousands, $5,234, $7,975, and $6,107 in 2007, 2006 and 2005, respectively. For Electrical, they were, in thousands, $2,273, $3,871 and $(517) in 2007, 2006 and 2005, respectively.

          We sell our products to customers throughout the world. The following table summarizes our sales to customers in the United States, China and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country. Amounts are in thousands:

	2007	2006	2005

Sales to customers in:
China	$303,019	$204,828	$86,444
Europe, other than Germany	280,049	285,509	209,174
Germany	178,507	168,494	87,328
United States	121,821	124,659	100,207
Asia, other than China	84,475	110,492	95,279
Other	58,684	60,114	37,946

Total	$1,026,555	$954,096	$616,378

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)	Segment and Geographical Information, continued

          The following table includes net property, plant and equipment located in China, Germany, the United States and Turkey where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represent all of the relevant assets that have long useful lives. Amounts are in thousands:

	2007	2006	2005

Net property, plant and equipment located in:
China	$42,423	$44,564	$32,652
Germany	27,779	27,113	15,726
United States	9,252	8,085	6,155
Africa	9,108	12,957	—
Europe, other than Germany	5,984	12,659	17,487
Asia, other than China	71	103	4,710
Other	3,150	1,865	16,168

Total	$97,767	$107,346	$92,898

(20)	Subsequent Event

          On January 8, 2008, we announced the agreement to acquire the capital stock of Sonion A/S for approximately $385 million in cash, excluding transaction costs. Sonion A/S, a world-leading producer of microacoustic transducers and micromechanical components used in hearing instruments, acoustic devices, medical devices and mobile communication devices, is headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. Additionally, in January 2008 we entered into an agreement with JP Morgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to arrange and syndicate a $200 million senior term loan facility and a $300 million senior revolving credit facility, which will be used to partly fund the Sonion A/S acquisition and other corporate purposes. We expect to execute both the acquisition of Sonion A/S and the related credit agreement at the end of February 2008.

Technitrol, Inc. and Subsidiaries
Financial Statement Schedule II

Valuation and Qualifying Accounts
In thousands

	Additions (Deductions)

Description	Opening Balance	Charged to costs and expenses	Write-offs and payments	Ending Balance

Year ended December 28, 2007:
Provisions for obsolete and slow-moving inventory	$11,255	$9,122	$(7,428)	$12,949

Allowances for doubtful accounts	$1,833	$1,704	$(1,152)	$2,385

Year ended December 29, 2006:
Provisions for obsolete and slow-moving inventory	$11,499	$8,051	$(8,295)	$11,255

Allowances for doubtful accounts	$1,663	$913	$(743)	$1,833

Year ended December 30, 2005:
Provisions for obsolete and slow-moving inventory	$11,097	$5,334	$(4,932)	$11,499

Allowances for doubtful accounts	$1,715	$334	$(386)	$1,663

Exhibit Index

2.1

Share Purchase Agreement dated January 8, 2008 between Technitrol, Inc., NC III Limited, Nordic Capital III Limited, P-M 2000 A/S, Intermediate Capital Investments Limited and Erhvervsinvest Nord A/S. (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated January 8, 2008).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 27, 2007).

3.3	By-laws (incorporated by reference to Exhibit 3.3 to our Form 8-K dated December 27, 2007).

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

10.7	Incentive Compensation Plan of Technitrol, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

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

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10(1) to our Form 8-K dated May 1, 2007).

Exhibit Index, continued

10.10(2)	Modification to Letter Agreement agreed to on February 15, 2008 (incorporated by reference to Exhibit 10.10(2) to our Form 8-K dated February 22, 2008).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

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

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.17	Amended and Restated Consignment Agreement dated November 19, 2007 between Technitrol, Inc. and Sovereign Precious Metals, LLC.

10.18	Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated August 4, 2006 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH.

10.18(1)	Letter Amendment dated November 7, 2007 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH.

10.18(2)	Consignment and/or Purchase of Silver Agreement dated November 9, 2007 among The Bank of Nova Scotia and AMI Doduco, Inc.

10.18(3)	Guarantee dated September 8, 2006 executed by Technitrol, Inc. in favor of the The Bank of Nova Scotia.

10.19	Consignment Agreement dated September 24, 2005 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 8-K dated March 28, 2006).

10.21

Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc. (incorporated by reference to Exhibit 10.21 to our Form 10-Q for the nine months ended October 1, 2004).

10.22

Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated February 12, 2008 among HSBC Bank USA, National Association, AMI Doduco, Inc. and Technitrol, Inc. (incorporated by reference to Exhibit 10.22 to our Form 8-K dated February 22, 2008).

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

10.27

Commitment Letter dated January 8, 2008 between Technitrol, Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.27 to our Form 8-K dated January 8, 2008).

10.28	Fee Letter dated January 8, 2008 between Technitrol, Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 8, 2008).

10.29	Engagement Letter dated January 8, 2008 between Technitrol, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.29 to our Form 8-K dated January 8, 2008).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By	/s/James M. Papada, III

James M. Papada, III
Chairman and Chief Executive Officer

Date	February 25, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Alan E. Barton	By	/s/James M. Papada, III

	Alan E. Barton		James M. Papada, III
	Director		Chairman and Chief Executive Officer
(Principal Executive Officer)
Date	February 25, 2008
		Date	February 25, 2008
By	/s/John E. Burrows, Jr.
		By	/s/Drew A. Moyer
John E. Burrows, Jr.
	Director		Drew A. Moyer
Senior Vice President
Date	February 25, 2008		and Chief Financial Officer
(Principal Financial Officer)
By	/s/David H. Hofmann
		Date	February 25, 2008
David H. Hofmann
	Director	By	/s/Edward J. Prajzner

Date	February 25, 2008		Edward J. Prajzner
Vice President, Corporate Controller and
By	/s/Edward M. Mazze		Chief Accounting Officer
(Principal Accounting Officer)
Edward M. Mazze
	Director	Date	February 25, 2008

Date	February 25, 2008

By	/s/C. Mark Melliar-Smith

C. Mark Melliar-Smith
Director

Date	February 25, 2008