Form 10-Q
period 2008-03-28
TECHNITROL INC
filed 2008-05-07
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended March 28, 2008, or

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
               YES ☐           NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 2, 2008:
40,924,768

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	March 28, 2008	December 28, 2007

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,439	$116,289
Trade receivables, net	202,264	164,859
Inventories	173,290	122,115
Prepaid expenses and other current assets	34,007	24,864

Total current assets	464,000	428,127

Long-term assets:
Property, plant and equipment	375,005	261,171
Less accumulated depreciation	174,226	163,404

Net property, plant and equipment	200,779	97,767
Deferred income taxes	23,423	22,753
Goodwill, net	533,752	224,656
Other intangibles, net	34,132	34,794
Other assets	16,589	13,256

	$1,272,675	$821,353

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$129,187	$104,214
Accrued expenses and other current liabilities	116,522	92,096

Total current liabilities	245,709	196,310

Long-term liabilities:
Long-term debt, excluding current installments	364,080	10,467
Deferred income taxes	11,677	12,528
Other long-term liabilities	31,917	31,022

Minority interest	10,029	9,947

Shareholders’ equity:
Common stock and additional paid-in capital	223,141	222,593
Retained earnings	300,206	289,048
Other comprehensive income	85,916	49,438

Total shareholders’ equity	609,263	561,079

	$1,272,675	$821,353

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended
	March 28, 2008	March 30, 2007

Net sales	$274,858	$254,432
Cost of sales	218,716	199,690

Gross profit	56,142	54,742

Selling, general and administrative expenses	40,812	36,736
Severance and asset impairment expense	1,965	9,915

Operating profit	13,365	8,091

Other income (expense):
Interest expense, net	(2,086)	(1,252)
Other income, net	3,910	251

Total other income (expense)	1,824	(1,001)

Earnings before income taxes and minority interest	15,189	7,090

Income taxes	371	2,189

Minority interest expense	81	190

Net earnings	$14,737	$4,711

Earnings per share:
Basic	$0.36	$0.12

Diluted	$0.36	$0.12

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Three Months Ended
	March 28, 2008	March 30, 2007

Cash flows from operating activities:
Net earnings	$14,737	$4,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,200	7,990
Forward contract settlements	6,959	—
Amortization of stock incentive plan expense	635	1,076
Minority interest in net earnings of consolidated subsidiary	81	190
Severance and asset impairment expense, net of cash payments	(1,577)	8,290
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	681	(12,965)
Inventories	(5,713)	(1,590)
Prepaid expenses and other current assets	(4,713)	(1,907)
Accounts payable and accrued expenses	(5,553)	5,471
Other, net	34	2,050

Net cash provided by operating activities	15,771	13,316

Cash flows from investing activities:
Acquisitions, net of cash acquired of $6,556	(421,121)	—
Forward contract settlements	(6,959)	—
Capital expenditures	(5,251)	(4,512)
Purchases of grantor trust investments available for sale	(285)	—
Proceeds from sale of property, plant and equipment	2,450	2,159
Foreign currency impact on intercompany lending	(5,666)	312

Net cash (used in) investing activities	(436,832)	(2,041)

Cash flows from financing activities:
Long-term borrowings	373,000	2,757
Principal payments of long-term debt	(19,943)	(11,614)
Dividends paid	(3,579)	(3,567)
Exercise of stock options	17	88

Net cash provided by (used in) financing activities	349,495	(12,336)

Net effect of exchange rate changes on cash	9,716	1,010

Net (decrease) in cash and cash equivalents	(61,850)	(51)

Cash and cash equivalents at beginning of period	116,289	87,195

Cash and cash equivalents at end of period	$54,439	$87,144

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 28, 2008

(Unaudited)
In thousands, except per share data

	Common stock and			Accumulated
	paid-in capital			other
			Retained	comprehensive	Comprehensive
	Shares	Amount	earnings	income	income

Balance at December 28, 2007	40,901	$222,593	$289,048	$49,438
Stock options, awards and related compensation	24	548	—	—
Dividends declared ($0.0875 per share)	—	—	(3,579)	—
Net earnings	—	—	14,737	—	$14,737
Currency translation adjustments	—	—	—	37,135	37,135
Unrealized holding gains on securities	—	—	—	(657)	(657)

Comprehensive income					$51,215

Balance at March 28, 2008	40,925	$223,141	$300,206	$85,916

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol Inc.’s Form 10-K filed for the year ended December 28, 2007. We sometimes refer to Technitrol, Inc. as “we” or “our”. We refer to Pulse as the Electronics Components Group or “Electronics” and AMI Doduco as the Electrical Contact Products Group or “Electrical”.

          The results for the three months ended March 28, 2008 and March 30, 2007 have been prepared by our management without audit by our independent auditors. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance and asset impairment expenses, all such adjustments are of a normal recurring nature. Operating results for the three months ended March 28, 2008 are not necessarily indicative of annual results.

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

          In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under SFAS 133 and its related interpretations. This statement amends and expands the disclosure requirements of Statement 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. We are required to adopt this statement starting in 2009. We are currently in the process of evaluating the effect that this Statement will have on the disclosures in our consolidated financial statements.

           Recently Adopted Accounting Pronouncements

          In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning December 29, 2007. Adoption of this statement did not have any impact on our financial statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

          In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. In February 2008, FASB issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 one year for non-financial assets and liabilities, except on items that are already recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for our financial assets and liabilities in the first quarter of 2008. There was no impact to our consolidated financial statements upon adoption of SFAS 157, as our grantor trust investment is classified as available for sale with a fair value based on quoted market prices that meet the specifications of a Level 1 input, as defined in SFAS 157.

(2)	Acquisitions

           Sonion A/S: On February 28, 2008, we acquired all of the capital stock of Sonion A/S (“Sonion”), headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008. Sonion produces microacoustic transducers and micromechanical components used in hearing instruments, acoustic devices, medical devices and mobile communications devices. Our total investment was $421.1 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock and $177.8 million of acquired debt which was repaid concurrent with the acquisition. We financed the acquisition with proceeds from our new multi-currency credit facility and with cash on hand. The preliminary fair value of the net tangible assets acquired, excluding the assumed debt, approximated $138.6 million. We are in the process of evaluating the fair value of acquired assets and liabilities of Sonion, which includes obtaining third-party valuations of the property, plant and equipment and intangible assets, therefore, the allocation of the purchase price is preliminary and is subject to adjustment. The excess purchase price has been recorded as goodwill on the consolidated balance sheet until the valuation is completed, however, we recorded an estimate of intangible amortization expense on the unallocated premium in the three months ended March 28, 2008. Also, we have not adjusted our deferred tax asset or liability balances to reflect the allocation of the purchase price as of March 28, 2008. Sonion’s mobile communications group will become part of Electronics’ wireless communications group, and Sonion’s medical and acoustic device groups will form a new medical technology group at Electronics. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$81.2
Property, plant & equipment	102.3
Goodwill (unallocated premium)	289.1
Other assets	4.9

Total assets acquired	477.5

Current liabilities	49.8
Debt assumed in acquisition	177.8

Total liabilities assumed	227.6

Net assets acquired	$249.9

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Acquisitions, continued

          Had the acquisition of Sonion occurred on December 30, 2006, unaudited pro forma results would have been as follows (in millions, except per share amounts):

	Three Months Ended
	March 28, 2008	March 30, 2007

Net sales	$308.9	$293.0
Net earnings (loss)	$6.0	$(3.6)
Net earnings (loss) per common share:
Basic	$0.15	$(0.09)
Diluted	$0.15	$(0.09)

          The pro forma results reflect adjustments for the increased intangible amortization, interest expense and other ongoing charges attributable to the acquisition. However, potential cost savings from combining Sonion with our operations are not reflected. For this and other reasons, the pro forma results are not indicative of the results that would have occurred had the acquisition actually been consummated on December 30, 2006, and are not intended to be a projection of future results or trends.

(3)	Inventories

          Inventories consisted of the following (in thousands):

	March 28, 2008	December 28, 2007

Finished goods	$65,178	$48,940
Work in process	37,736	27,748
Raw materials and supplies	70,376	45,427

	$173,290	$122,115

(4)	Goodwill and other intangibles, net

          The changes in the carrying amounts of goodwill for the three months ended March 28, 2008 were as follows (in thousands):

Balance at December 28, 2007	$224,656
Goodwill and unallocated premium acquired during the period	289,120
Purchase price allocations and other adjustments	(1,125)
Currency translation adjustments	21,101

Balance at March 28, 2008	$533,752

          Our goodwill and other intangibles relate to our Electronics segment.

          Other intangible assets were as follows (in thousands):

Intangible assets subject to amortization (definite lives):	March 28, 2008	December 28, 2007

Technology	$11,978	$11,655
Customer relationships	34,144	32,162
Tradename/trademark	458	427
Other	2,402	2,402

Total	$48,982	$46,646

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and other intangibles, net, continued

	March 28, 2008	December 28, 2007

Accumulated amortization:
Technology	$ (8,995)	$ (8,516)
Customer relationships	(10,375)	(8,798)
Tradename/trademark	(458)	(427)
Other	(1,680)	(769)

Total	$ (21,508)	$ (18,510)

Net tangible assets subject to amortization	$ 27,474	$ 28,136

Intangible assets not subject to amortization (indefinite lives):
Tradename	$ 6,658	$ 6,658

Other intangibles, net	$ 34,132	$ 34,794

          Amortization expense was $2.3 million and $1.3 million for the three months ended March 28, 2008 and March 30, 2007, respectively. Excluding amortization of intangible assets acquired in the Sonion acquisition, estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2009	$5,193
2010	$4,826
2011	$3,149
2012	$3,042
2013	$3,042

(5)	Income taxes

          At March 28, 2008, we have approximately $21.2 million of unrecognized tax benefits, $20.1 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months. All of these tax benefits would affect our effective tax rate, if recognized. During the three months ended March 28, 2008, we recognized approximately $2.6 million of tax benefits due to the expiration of a statute of limitations.

          Our continuing practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense. As of March 28, 2008, we have $0.9 million accrued for interest and/or penalties related to uncertain income tax positions.

          We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. Federal and state income tax returns for all years after 2003 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 3 to 10 years.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(6)	Defined benefit plans

          In the three months ended March 28, 2008, we contributed less than $0.1 million to our principal defined benefit plans and we expect to contribute approximately $0.3 million for the full fiscal year in 2008. Our net periodic expense was approximately $0.3 million in the three months ended March 28, 2008 and March 30, 2007 and is expected to be approximately $1.0 million for the full fiscal year in 2008.

(7)	Accounting for stock-based compensation

          The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three months ended March 28, 2008 and March 30, 2007 (in thousands):

	March 28, 2008	March 30, 2007

Restricted stock	$585	$933
Stock options	50	143

Total stock-based compensation included in selling, general and administrative expenses	635	1,076
Income tax benefit	(188)	(358)

Total after-tax stock-based compensation expense	$447	$718

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. The expense related to the cash award is fixed and is based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make an election under Section 83(b), the cash award will fluctuate based on the current market value of the shares subject to limitation as set forth in our restricted stock plan.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)

Nonvested at December 28, 2007	219	$22.85
Granted	25	$24.68
Vested	(45)	$22.78
Forfeited	(4)	$24.87

Nonvested at March 28, 2008	195	$23.05

          As of March 28, 2008, there was approximately $2.5 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)	Accounting for stock-based compensation, continued

Stock Options: Stock options were granted at no cost to the employee and were not granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the three months ended March 28, 2008 or during the year ended December 28, 2007. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 28, 2007	187	$18.96
Granted	—	—
Exercised	(1)	$19.48
Forfeited/expired	(2)	$19.08

Outstanding as of March 28, 2008	184	$18.96	$771
Exercisable at March 28, 2008	171	$19.07	$696

          As of March 28, 2008, there was $0.1million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 0.5 years.

          During the three months ended March 28, 2008, cash received from stock options exercised was less than $0.1 million. The total intrinsic value of stock options exercised during the three months ended March 28, 2008 and March 30, 2007 was less than $0.1 million. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities due to the minimal amount of stock options exercised during the three months ended March 28, 2008. No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 28, 2008.

(8)	Earnings per share

          Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares which are considered to be contingently issuable) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method. However, in periods when we have a net loss or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share. There were approximately 139,000 and 183,000 common share equivalents for the three months ended March 28, 2008 and March 30, 2007, respectively. There were approximately 184,000 stock options outstanding as of March 28, 2008 and approximately 290,000 as of March 30, 2007. We had unvested restricted shares outstanding of approximately 195,000 and 227,000 as of March 28, 2008 and March 20, 2007, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Earnings per share, continued

Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2008	March 30, 2007

Net earnings	$14,737	$4,711

Basic earnings per share:
Shares	40,697	40,537
Per share amount	$0.36	$0.12

Diluted earnings per share:
Shares	40,836	40,720
Per share amount	$0.36	$0.12

(9)	Severance and asset impairment expense

          In the three months ended March 28, 2008, we accrued $2.0 million for a number of cost reduction actions at Electronics. These include severance and related payments related to the termination of manufacturing and support personnel and costs resulting from the transfer of manufacturing operations from Europe to Asia. The majority of these accruals will be paid by December 26, 2008.

          Our severance and asset impairment charges are summarized on a year-to-date basis for 2008 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 28, 2007	$0.1	$10.8	$10.9
Accrued during the three months ended March 28, 2008	0.0	2.0	2.0
Severance and other cash payments	(0.1)	(3.5)	(3.6)
Non-cash charges	0.0	0.6	0.6
Estimated acquisition accruals	0.0	11.3	11.3

Balance accrued at March 28, 2008	$0.0	$21.2	$21.2

(10)	Debt

          We entered into a credit agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The senior revolving credit facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $300.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub-limits of:

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

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Debt, continued

          The total amount outstanding under the revolving credit facility may not exceed $300.0 million, provided we do not request an increase in total commitment as noted above.

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. In each of the next two proceeding years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of March 28, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 4.37% as of March 28, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of March 28, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $156.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $142.5 million at March 28, 2008.

          We had five standby letters of credit outstanding at March 28, 2008 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros outstanding which is due in August 2009.

(11)	Business segment information

          For the three months ended March 28, 2008 and March 30, 2007, there were immaterial amounts of intersegment revenues eliminated in consolidation. Electronics’ acquisition of Sonion was the only material change in segment assets and was also the only material change in the basis for determining segment financial information from December 28, 2007 to March 28, 2008. Specific segment data are as follows (in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007

Net sales:
Electronics	$170,870	$163,961
Electrical	103,988	90,471

Total	$274,858	$254,432

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Business segment information, continued

	Three Months Ended
	March 28, 2008	March 30, 2007

Earnings before income taxes and minority interest:
Electronics	$7,555	$3,100
Electrical	5,810	4,991

Operating profit	13,365	8,091
Other expense, net	1,824	(1,001)

Earnings before income taxes and minority interest	$15,189	$7,090

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 26 through 33.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 28, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Actual results could differ from these estimates.

          The following critical accounting policies are impacted significantly by judgments, assumptions and estimates and were used in the preparation of the consolidated financial statements:

•	Inventory valuation;

•	Impairment of goodwill and other intangibles;

•	Defined benefit plans;

•	Severance and asset impairment expense;

•	Income taxes; and

•	Contingency accruals.

          Please see information concerning our critical accounting policies in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 28, 2007.

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

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by our acquisitions, product mix within each segment and capacity utilization, particularly in higher fixed-cost operations in Electrical and certain divisions of Electronics’ wireless, medical technology and power groups. Gross margin in Electrical is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line, with less turnover, and with less frequent variation in the prices of products sold, relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. However, changes in unit volume and unit prices will affect our net sales and gross margin from period to period. Additionally, due to the constantly changing amount of part numbers we offer and frequent changes in our average selling prices, we cannot quantify the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Changes in foreign exchange rates, especially the U.S. dollar to the euro, the U.S. dollar to the Chinese renminbi and the U.S. dollar to the Danish krone, also affect U.S. dollar reported sales.

          We believe our focus on acquisitions, technology and cost reduction programs provide us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. Sonion was acquired in February 2008 for $421.1 million, which included $243.3 million, net of cash acquired of $6.6 million, with an additional $177.8 million of acquired debt being repaid concurrent with the acquisition. Sonion was headquartered in Roskilde, Denmark and produces microacoustic transducers and micromechanical components used in hearing instruments, acoustic devices, medical devices and mobile communication devices. We purchased the assets of Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactured advanced antenna systems for non-cellular wireless and automotive applications. We plan to continue pursuing acquisition opportunities in the future.

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

The actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at the affected locations have resulted in the elimination of a variety of costs. The majority of these eliminated costs represent the annual salaries and benefits of terminated employees, including both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment, rental payments from the termination of lease agreements and amortization savings from the impairment of identifiable intangible assets. We have also reduced overhead costs as a result of relocating factories to lower-cost locations.

          In the three months ended March 28, 2008, we accrued $2.0 million for a number of cost reduction actions at Electronics. These include severance and related payments related to the termination of manufacturing and support personnel and costs resulting from the transfer of manufacturing operations from Europe to Asia. The majority of these accruals will be paid by December 26, 2008.

          In the year ended December 28, 2007, we accrued $18.0 million for cost reduction actions primarily at Electronics. These include severance and related payments of $12.5 million related to the termination of manufacturing and support personnel and $5.5 million to write down the value of certain fixed assets to their disposal value.

          International Operations. As of March 28, 2008, we had manufacturing operations in nine countries and had significant net sales in U.S. dollar, euro, Danish krone and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi, the U.S. dollar and the euro and the U.S. dollar and the krone. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. Electrical’s European operations are denominated primarily in euro. Electronics’ wireless, medical technology and certain divisions of the power group sales are denominated primarily in euro, renminbi and krone. Additionally, we may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. During the first quarter of 2008, we utilized two forward contracts in order to hedge our purchase price and related debt of Sonion. As of March 28, 2008, each of these forward contracts were settled, resulting in a net $6.0 million foreign exchange gain.

          Precious Metals. Our Electrical segment uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Our suppliers invoice us based on the market value of the precious metal on the day after shipment to the customer as well. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those among many countries in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong, the PRC, Tunisia and Vietnam. This mix of income can vary significantly from one period to another. Additionally, the deductibility of severance, asset impairment charges and other expenses will affect the effective income tax rate from period to period. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, changes in tax legislation and changes in tax estimates, judgments and forecasts may also affect our tax rate from period to period.

          Except in limited circumstances, we have not provided for U.S. federal income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings as per Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes – Special Areas (“APB 23”). Such earnings may include pre-acquisition earnings of foreign entities acquired through stock purchases, and, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely.

Results of Operations

           Three months ended March 28, 2008 compared to the three months ended March 30, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Three Months Ended				Results as % of Net Sales
	March 28,	March 30,	Change	Change
	2008	2007	$	%	2008	2007

Net sales	$274,858	$254,432	$20,426	8.0%	100.0%	100.0%
Cost of sales	218,716	199,690	(19,026)	(9.5)	(79.6)	(78.5)

Gross profit	56,142	54,742	1,400	2.6	20.4	21.5

Selling, general and administrative expenses	40,812	36,736	(4,076)	(11.1)	(14.8)	(14.4)
Severance and asset impairment expense	1,965	9,915	7,950	80.2	(0.7)	(3.9)

Operating profit	13,365	8,091	5,274	65.2	4.9	3.2

Interest expense, net	(2,086)	(1,252)	(834)	(66.6)	(0.8)	(0.5)
Other income, net	3,910	251	3,659	1,457.8	1.4	0.1

Earnings before income tax and minority interest	15,189	7,090	8,099	114.2	5.5	2.8

Income taxes	371	2,189	1,818	83.1	(0.1)	(0.9)
Minority interest expense	81	190	109	57.4	0.0	0.0

Net earnings	$14,737	$4,711	$10,026	212.8%	5.4%	1.9%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of one month of net sales from the Sonion acquisition, higher euro-to-U.S. dollar exchange rates and higher pass-through costs for silver and other metals at Electrical. These increases were partially offset by a decline in demand for certain wireless and wireline communications products sold by Electronics, as well as a temporary capacity constraint related to employee retention difficulties due to the Chinese new year and the effects bad weather at Electronics’ manufacturing operations in China.

The following table shows our net sales by segment (in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007	Change $	Change %

Electronics	$170,870	$163,961	$6,909	4.2%
Electrical	103,988	90,471	13,517	14.9%

Total	$274,858	$254,432	$20,426	8.0%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the three months ended March 28, 2008 was 20.4% compared to 21.5% for the three months ended March 30, 2007. The primary factors that caused our consolidated gross margin decrease was a decrease in factory utilization and efficiency at Electrical’s North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ wireless communications products, increased training and other personnel costs to resolve capacity issues and the impact of a fair value adjustment on the inventory acquired in the Sonion acquisition.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of one month of Sonion expenses.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 28, 2008 and March 30, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$10,581	$9,220
Percentage of segment sales	6.2%	5.6%

	2008	2007

Electrical	$1,614	$1,384
Percentage of segment sales	1.6%	1.5%

          The increase in research, development and engineering expenses is primarily due to the inclusion of one month of Sonion expenses. Excluding Sonion, RD&E expenses as a percent of Electronics’ sales increased as a result of incurring a consistent level of spending as compared to the 2007 period, despite a sales decline. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

          Severance and Asset Impairment Expense. We recorded approximately $2.0 million of primarily severance and transfer expenses during the three months ended March 28, 2008, mainly in connection with our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China.

          Interest. Net interest charges increased as a result of higher average debt balances during the three months ended March 28, 2008 as compared to the same period of 2007, resulting from the additional borrowings and uses of cash primarily related to the Sonion acquisition. Silver leasing fees, which are included in net interest expense, were slightly above the comparable period in 2007.

          Other. The increase in other income is primarily attributable to higher net foreign exchange gains of approximately $3.8 million realized during the three months ended March 28, 2008, as compared to foreign exchange gains of approximately $0.1 million realized during the three months ended March 30, 2007. The increase in foreign exchange gains was due to the settlement of two foreign exchange forward contracts related to the acquisition of Sonion, which was partially offset by the effects of the overall strengthening of primarily the euro to U.S. dollar exchange rate in 2008 as compared to 2007.

          Income Taxes. The effective income tax rate for the three months ended March 28, 2008 was 2.4% compared to 30.9% for the three months ended March 30, 2007. The decrease in the effective tax rate is primarily a result of the usage of tax losses in certain jurisdictions, a release of tax reserves and a higher proportion of net earnings being recognized in lower tax jurisdictions in 2008 as compared to the same period of 2007.

          Minority Interest. The decrease in minority interest expense was due to a reduction in net earnings at FRE in 2008.

Liquidity and Capital Resources

          Working capital as of March 28, 2008 was $218.3 million, compared to $231.8 million as of December 28, 2007. This $13.5 million of decrease was primarily due to increases in accounts payable and accrued expenses and a decrease in cash and cash equivalents, which were partially offset by changes in trade receivables, prepaid expenses and inventories. Cash and cash equivalents, which are included in working capital, decreased from $116.3 million as of December 28, 2007 to $54.4 million as of March 28, 2008, primarily related to cash payments for the Sonion acquisition. Our working capital was also affected by the acquisition of Sonion in February 2008 as a result of combining Sonion’s working capital with our existing working capital at the date of acquisition.

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

          Net cash provided by operating activities was $15.8 million for the three months ended March 28, 2008 as compared to $13.3 million in the comparable period of 2007, an increase of $2.5 million. The increase is a result of higher net earnings, including the impact of a foreign exchange contract settlement, which were partially offset by the effects of increased inventory and prepaid expenses and lower account payables and accrued expenses.

          Capital expenditures were $5.3 million during the three months ended March 28, 2008 and $4.5 million in the comparable period of 2007. The increase of $0.8 million in the 2008 period compared to 2007 was due primarily to higher expenditures at Electronics, primarily related to the inclusion of one month of the capital expenditures of Sonion. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

          We used $3.6 million for dividend payments during the three months ended March 28, 2008. On January 25, 2008 we announced a quarterly cash dividend of $0.0875 per common share, payable on April 18, 2008 to shareholders of record on April 4, 2008. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the second quarter of 2008. We expect to continue making quarterly dividend payments for the foreseeable future.

          We entered into a credit agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The senior revolving credit facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $300.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub-limits of:

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

          The total amount outstanding under the revolving credit facility may not exceed $300.0 million, provided we do not request an increase in total commitment as noted above.

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. In each of the next two proceeding years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of March 28, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing will be a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 4.37% as of March 28, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of March 28, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $156.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $142.5 million at March 28, 2008.

          We had five standby letters of credit outstanding at March 28, 2008 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros outstanding which is due in August 2009.

          We had commercial commitments outstanding at March 28, 2008 of approximately $209.7 million due under precious metal consignment-type leases. This represents an increase of $23.8 million from the $185.9 million outstanding as of December 28, 2007 and is attributable to higher average silver prices during 2008.

          The only material change in our contractual obligations from the year ended December 28, 2007 through March 28, 2008 was the addition of the debt and related interest payments related to our new credit agreement as described above and the repayment of outstanding debt related to our former credit agreement.

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

          All retained earnings are free from legal or contractual restrictions as of March 28, 2008, with the exception of approximately $25.1 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $25.1 million is $4.9 million of retained earnings of FRE, a majority owned subsidiary. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

          Please see Note 1 to the Notes to Unaudited Consolidated Financial Statements for a description of new and recently adopted accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 28, 2007.

Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 28, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the three months ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of Sonion A/S in February 2008 and we are still in the process of evaluating internal control over financial reporting at Sonion A/S.

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

Risk Factors are on page 26.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 34.

Item 1a: Risk Factors

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995)

          Our disclosures and analysis in this report contain forward-looking statements. Forward-looking statements reflect our current expectations of future events or future financial performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and similar terms. These forward-looking statements are based on our current plans and expectations.

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

          The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while reducing costs through efficient raw material procurement and process and product improvements. Our profit margins may suffer if we are unable to reduce our costs of production if sales prices decline.

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

          We plan to continue to identify and consummate additional acquisitions to further diversify our business and to penetrate or expand important markets. We may not be able to identify suitable acquisition candidates at reasonable prices. Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain. An inability to consummate or integrate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

If our customers terminate their existing agreements, or do not enter into new agreements or submit additional purchase orders for our products, our business may suffer.

          Most of our sales are made on a purchase order basis, as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues may decrease if a significant number of customers:

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

          Our results of operations and liquidity may be negatively impacted if:

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

          We manufacture and assemble most of our products in locations outside the United States, including China, Mexico, Tunisia and Vietnam and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

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

          Electronics has the majority of its manufacturing operations in the PRC and Vietnam. Our presence in these countries has enabled Electronics to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although these countries have a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces of the PRC. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia and Mexico, which are subject to unique risks, including earthquakes in Tunisia and those associated with Middle Eastern and Mexican geo-political events.

          We have benefited over recent years from favorable tax incentives and we operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have been granted special tax incentives commonly known as tax holidays in countries such as the PRC and Tunisia. This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with similar tax incentives. For example, the withholding tax rate on dividend payments from most of our PRC subsidiaries is 5% starting in 2008. In addition, the corporate income tax rate for PRC companies will be 15% or 25% after the applicable holiday and transition period expire, depending on whether the company qualifies as a high-technology company or meets other conditions. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense and opportunity cost.

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

          With the exception of approximately $25.1 million of retained earnings as of December 28, 2007 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

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

The unavailability of insurance against certain business and product liability risks may adversely affect our future operating results.

          As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to write comparable coverage at similar costs, then we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

          Also, our components, modules and other products are used in a broad array of representative end products, including:

•	handsets and non-cellular wireless systems

•	power supplies;

•	laptop computers;

•	video game consoles;

•	hearing aids and other medical devices;

•	electrical circuit breakers; and

•	automotive drive trains.

          If our insurance program does not adequately cover liabilities arising from the direct use of our products or claims that we are a party to as a result of our products being used in our customers’ products, we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

Environmental liability and compliance obligations may adversely affect our operations and results.

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

          We entered into an agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The principal purpose of these new facilities was to fund the acquisition of Sonion A/S. Borrowing against this agreement increased our current outstanding debt by $353.6 million since year ended December 28, 2007. Because this financing decreased our ratio of earnings to fixed charges and adversely affected other leverage criteria, the marketplace could react negatively to our new debt levels, which in turn could affect our share price. Covenants with our lenders under this agreement, that require our compliance with specific financial ratios, may also make it difficult for us to obtain additional financing on acceptable terms for future acquisitions and other corporate needs. Although at present we anticipate no difficulty in meeting such covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. If we breach any of these covenants, than we may be declared to be in default. This may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and other indebtedness.

Our results may be negatively affected by changing interest rates.

          We are subject to market risk from exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in the future, although there can be no assurances that interest rates will not significantly change. To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of February 15, 2008.

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10 to our Form 8-K dated May 18, 2005).

10.5

Credit Agreement dated as of February 28, 2008 among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent and lender, and other lenders partly thereto (incorporated by reference to Exhibit 10.5 to our Form 8-K dated February 28, 2008).

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

10.17

Amended and Restated Consignment Agreement dated November 19, 2007 between Technitrol, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 28, 2007).

10.18

Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated August 4, 2006 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 28, 2007).

10.18(1)

Letter Amendment dated November 7, 2007 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18(1) to our Form 10-K for the year ended December 28, 2007).

10.18(2)

Consignment and/or Purchase of Silver Agreement dated November 9, 2007 among The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2) to our Form 10-K for the year ended December 28, 2007).

Exhibit Index, continued

10.18(3)

Guarantee dated September 8, 2006 executed by Technitrol, Inc. in favor of the The Bank of Nova Scotia (incorporated by reference to Exhibit 10.18(3) to our Form 10-K for the year ended December 28, 2007).

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

Technitrol, Inc.

(Registrant)

May 5, 2008	/s/ Edward J. Prajzner

(Date)	Edward J. Prajzner
Vice President, Corporate Controller and Chief
Accounting Officer
(duly authorized officer, principal accounting officer)