Form 10-Q
period 2008-06-27
TECHNITROL INC
filed 2008-08-04
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended June 27, 2008, or

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
          YES ☐                  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 4, 2008: 40,995,413

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	June 27, 2008	December 28, 2007

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$28,698	$116,289
Trade receivables, net	216,174	164,859
Inventories	171,057	122,115
Prepaid expenses and other current assets	34,607	24,864

Total current assets	450,536	428,127

Long-term assets:
Property, plant and equipment	384,809	261,171
Less accumulated depreciation	184,091	163,404

Net property, plant and equipment	200,718	97,767
Deferred income taxes	25,902	22,753
Goodwill, net	540,010	224,656
Other intangibles, net	31,043	34,794
Other assets	16,208	13,256

	$1,264,417	$821,353

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,245	$104,214
Accrued expenses and other current liabilities	116,246	92,096

Total current liabilities	241,491	196,310

Long-term liabilities:
Long-term debt, excluding current installments	360,073	10,467
Deferred income taxes	11,357	12,528
Other long-term liabilities	32,323	31,022

Minority interest	10,342	9,947

Shareholders’ equity:
Common stock and additional paid-in capital	224,001	222,593
Retained earnings	296,097	289,048
Other comprehensive income	88,733	49,438

Total shareholders’ equity	608,831	561,079

	$1,264,417	$821,353

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net sales	$319,489	$258,512	$594,347	$512,944
Cost of sales	257,305	201,232	476,021	400,922

Gross profit	62,184	57,280	118,326	112,022

Selling, general and administrative expenses	51,963	33,738	92,775	70,474
Severance, impairment and other associated costs	2,672	1,308	4,637	11,223

Operating profit	7,549	22,234	20,914	30,325

Other (expense) income:
Interest expense, net	(4,958)	(986)	(7,044)	(2,238)
Other (expense) income, net	(2,049)	1,018	1,861	1,269

Total other (expense) income	(7,007)	32	(5,183)	(969)

Earnings before income taxes and minority interest	542	22,266	15,731	29,356

Income taxes	753	1,229	1,124	3,418

Minority interest expense	313	95	394	285

Net (loss) earnings	$(524)	$20,942	$14,213	$25,653

(Loss) earnings per share:
Basic	$(0.01)	$0.52	$0.35	$0.63

Diluted	$(0.01)	$0.51	$0.35	$0.63

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Six Months Ended
	June 27, 2008	June 29, 2007

Cash flows from operating activities:
Net earnings	$14,213	$25,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,873	16,469
Forward contract settlements	6,959	—
Stock incentive plan expense	1,425	1,941
Minority interest in net earnings of consolidated subsidiary	394	285
Severance, impairment and other associated costs, net of cash payments	(3,147)	8,206
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	(13,233)	(13,557)
Inventories	(6,531)	(2,196)
Prepaid expenses and other current assets	(5,616)	3,980
Accounts payable and accrued expenses	(8,324)	(10,284)
Other, net	1,570	(2,445)

Net cash provided by operating activities	12,583	28,052

Cash flows from investing activities:
Acquisitions, net of cash acquired of $6,556 in 2008	(425,848)	—
Forward contract settlements	(6,959)	—
Capital expenditures	(16,690)	(8,893)
Purchases of grantor trust investments available for sale	(375)	—
Proceeds from sale of property, plant and equipment	2,646	6,882
Foreign currency impact on intercompany lending	(5,822)	146

Net cash (used in) investing activities	(453,048)	(1,865)

Cash flows from financing activities:
Long-term borrowings	386,000	3,342
Principal payments of long-term debt	(36,943)	(27,271)
Dividends paid	(7,156)	(7,142)
Exercise of stock options	52	582

Net cash provided by (used in) financing activities	341,953	(30,489)

Net effect of exchange rate changes on cash	10,921	1,609

Net (decrease) in cash and cash equivalents	(87,591)	(2,693)

Cash and cash equivalents at beginning of period	116,289	87,195

Cash and cash equivalents at end of period	$28,698	$84,502

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 27, 2008

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained earnings	Accumulated other comprehensive income	Comprehensive income

	Shares	Amount

Balance at December 28, 2007	40,901	$222,593	$289,048	$49,438
Stock options, awards and related compensation	94	1,408	—	—
Dividends declared ($0.0875 per share)	—	—	(7,164)	—
Net earnings	—	—	14,213	—	$14,213
Currency translation adjustments	—	—	—	39,707	39,707
Unrealized holding losses on securities	—	—	—	(412)	(412)

Comprehensive income					$53,508

Balance at June 27, 2008	40,995	$224,001	$296,097	$88,733

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)      Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol Inc.’s Form 10-K filed for the year ended December 28, 2007. We sometimes refer to Technitrol, Inc. as “we” or “our”. We refer to Pulse as the Electronics Components Group or “Electronics” and AMI Doduco as the Electrical Contact Products Group or “Electrical.”

          The results for the six months ended June 27, 2008 and June 29, 2007 have been prepared by our management without audit by our independent registered public accountants. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature. Operating results for the six months ended June 27, 2008 are not necessarily indicative of annual results.

          New Accounting Pronouncements

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations. This statement amends and expands the disclosure requirements of SFAS 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. We are required to adopt this statement starting in 2009. We are currently evaluating the effect that this statement will have on the disclosures in our consolidated financial statements.

          In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial statements.

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

          Recently Adopted Accounting Pronouncements

          In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. We adopted this statement on December 29, 2007, and this adoption had no impact on our financial statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)     Accounting policies, continued

          In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies what other accounting pronouncements require for fair value measurements; it does not require new fair value measurements. In February 2008, FASB issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities, except on items that are already recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for our financial assets and liabilities in the first quarter of 2008. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS 157. The fair values of our grantor trust investments are based on Level 1 inputs and the fair values of our foreign exchange forward contracts are based on Level 2 inputs, as defined in SFAS 157. We are currently evaluating the impact that SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.

(2)     Acquisitions

          Sonion A/S: On February 28, 2008, we acquired all of the capital stock of Sonion A/S (“Sonion”), headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008. Sonion produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $425.8 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $4.7 million of costs directly associated with the acquisition. We financed the acquisition with proceeds from our new multi-currency credit facility and with cash on hand. The preliminary fair value of the net tangible assets acquired, excluding the assumed debt, approximated $131.1 million. We are evaluating the fair value of acquired assets and liabilities of Sonion, which includes obtaining third-party valuations of the property, plant and equipment and intangible assets, therefore, the allocation of the purchase price is preliminary and subject to adjustment. The excess purchase price has been recorded as goodwill on the consolidated balance sheet until the valuation is completed, however, we recorded an estimate of intangible amortization expense on the unallocated premium in the six months ended June 27, 2008. Also, we have not adjusted our deferred tax asset or liability balances to reflect the purchase price allocation as of June 27, 2008. For goodwill impairment testing purposes, Sonion’s mobile communications group will be included in Electronics’ wireless communications group and Sonion’s medical technology group will be treated as a separate reporting unit. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$78.6
Property, plant & equipment	102.3
Goodwill (unallocated premium)	296.6
Other assets	4.9

Total assets acquired	482.4

Current liabilities	54.7
Debt assumed in acquisition	177.8

Total liabilities assumed	232.5

Net assets acquired	$249.9

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)     Acquisitions, continued

          Had the acquisition of Sonion occurred on December 30, 2006, unaudited pro forma results would have been as follows (in millions, except per share amounts):

	Six Months Ended
	June 27, 2008	June 29, 2007

Net sales	$628.3	$593.1
Net earnings	$9.4	$13.3
Net earnings per common share:
Basic	$0.23	$0.33
Diluted	$0.23	$0.33

          The pro forma results reflect adjustments for the increased intangible amortization, interest expense and other ongoing charges attributable to the acquisition. However, the pro forma results have been prepared for illustrative purposes only and do not include the realization of cost savings from operational efficiencies, revenue synergies or changes in operating strategies expected to result from the acquisition. Therefore, the pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the acquisition been effected on December 30, 2006 and should not be construed as a representation of future operating results.

(3)     Inventories

          Inventories consisted of the following (in thousands):

	June 27, 2008	December 28, 2007

Finished goods	$55,273	$48,940
Work in process	41,794	27,748
Raw materials and supplies	73,990	45,427

	$171,057	$122,115

(4)     Goodwill and other intangibles, net

          The changes in the carrying amounts of goodwill for the six months ended June 27, 2008 were as follows (in thousands):

Balance at December 28, 2007	$224,656

Goodwill and unallocated premium acquired during the period	296,561
Purchase price allocations and other adjustments	(1,125)
Currency translation adjustments	19,918

Balance at June 27, 2008	$540,010

          Our goodwill and other intangibles relate to our Electronics segment.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)     Goodwill and other intangibles, net, continued

          Other intangible assets were as follows (in thousands):

	June 27, 2008	December 28, 2007

Intangible assets subject to amortization (definite lives):
Technology	$11,973	$11,655
Customer relationships	34,118	32,162
Tradename/trademark	458	427
Other	2,402	2,402

Total	$48,951	$46,646
Accumulated amortization:
Technology	$(10,252)	$(8,516)
Customer relationships	(12,985)	(8,798)
Tradename/trademark	(458)	(427)
Other	(871)	(769)

Total	$(24,566)	$(18,510)

Net tangible assets subject to amortization	$24,385	$28,136

Intangible assets not subject to amortization (indefinite lives):
Tradename	$6,658	$6,658

Other intangibles, net	$31,043	$34,794

          Amortization expense was $5.3 million and $2.6 million for the six months ended June 27, 2008 and June 29, 2007, respectively. Excluding amortization of intangible assets acquired in the Sonion acquisition, estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2009	$ 5,190
2010	$ 4,823
2011	$ 3,147
2012	$ 3,040
2013	$ 3,040

(5)     Income taxes

          At June 27, 2008, we have approximately $21.4 million of unrecognized tax benefits, $20.3 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months. All of these tax benefits would affect our effective tax rate, if recognized. During the six months ended June 27, 2008, we recognized approximately $2.6 million of tax benefits due to the expiration of a statute of limitations, of which approximately $1.5 million impacted our effective tax rate.

          Our continuing practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense. As of June 27, 2008, we have $0.9 million accrued for interest and/or penalties related to uncertain income tax positions.

          We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. Federal and state income tax returns for all years after 2003 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(6)     Defined benefit plans

          In the six months ended June 27, 2008, we contributed less than $0.1 million to our principal defined benefit plans and we expect to contribute approximately $0.3 million for the full fiscal year in 2008. Our net periodic expense was approximately $0.3 million in the three months ended June 27, 2008 and June 29, 2007 and $0.5 million and $0.7 million in the six months ended June 27, 2008 and June 29, 2007, respectively. Our net periodic pension expense is expected to be approximately $1.0 million for the full fiscal year in 2008.

(7)     Debt

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. In each of the next two proceeding years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of June 27, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 3.76% as of June 27, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of June 27, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $152.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $146.5 million at June 27, 2008.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)     Debt, continued

          We had five standby letters of credit outstanding at June 27, 2008 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $8.1 million,  outstanding which is due in August 2009.

(8)     Accounting for stock-based compensation

          We currently sponsor a restricted stock plan and a stock option plan, which are both subject to the provisions of FASB Statement No. 123(R), Share-Based Payments (“SFAS 123R”). The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and six months ended June 27, 2008 and June 29, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Restricted stock	$740	$742	$1,325	$1,675
Stock options	50	123	100	266

Total stock-based compensation included in selling, general and administrative expenses	790	865	1,425	1,941
Income tax benefit	(241)	(295)	(429)	(653)

Total after-tax stock-based compensation expense	$549	$570	$996	$1,288

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)

Nonvested at December 28, 2007	219	$22.85
Granted	86	$23.97
Vested	(78)	$18.68
Forfeited	(5)	$24.87

Nonvested at June 27, 2008	222	$24.71

          As of June 27, 2008, there was approximately $3.4 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.0 years.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)     Accounting for stock-based compensation, continued

Stock Options: Stock options were granted at no cost to the employee and were not granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There have been no options granted since 2004. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 28, 2007	187	$18.96
Granted	—	—
Exercised	(3)	$18.83
Forfeited/expired	(9)	$19.40

Outstanding as of June 27, 2008	175	$18.94	$22
Exercisable at June 27, 2008	33	$16.55	$17

          As of June 27, 2008, there was $0.1 million of total unrecognized compensation cost related to option grants. This unrecognized compensation is expected to be recognized over the remaining six months of 2008.

          During the six months ended June 27, 2008, cash received from stock options exercised was less than $0.1 million. The total intrinsic value of stock options exercised was less than $0.1 million during the six months ended June 27, 2008 and June 29, 2007. SFAS 123R requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities due to the minimal amount of stock options exercised during the six months ended June 27, 2008. No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the six months ended June 27, 2008.

(9)     Earnings per share

          Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method. However, in periods when we have a net loss or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share. For the three months ended June 27, 2008, no common share equivalents were used as there was a net loss for the period. There was approximately 172,000 common share equivalents for the three months ended June 29, 2007. For the six months ended June 27, 2008 and June 29, 2007 there were approximately 89,000 and 147,000 common share equivalents, respectively. There were approximately 175,000 stock options outstanding as of June 27, 2008 and approximately 213,000 as of June 29, 2007. We had unvested restricted shares outstanding of approximately 222,000 and 226,000 as of June 27, 2008 and June 29, 2007, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)     Earnings per share, continued

Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net (loss) earnings	$(524)	$20,942	$14,213	$25,653

Basic (loss) earnings per share:
Shares	40,730	40,572	40,714	40,555
Per share amount	$(0.01)	$0.52	$0.35	$0.63

Diluted (loss) earnings per share:
Shares	40,730	40,744	40,803	40,702
Per share amount	$(0.01)	$0.51	$0.35	$0.63

(10)    Severance, impairment and other associated costs

           In the six months ended June 27, 2008, we accrued $4.6 million for a number of cost reduction actions primarily at Electronics. These accruals include severance and related payments related to the termination of manufacturing and support personnel and costs resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. The majority of these accruals are expected to be paid by December 26, 2008.

          The change in our accrual related to severance and other associated costs is summarized on a year-to-date basis for 2008 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 28, 2007	$0.1	$10.8	$10.9
Accrued during the six months ended June 27, 2008	0.2	4.4	4.6
Severance and other cash payments	(0.2)	(7.5)	(7.7)
Non-cash charges	(0.1)	0.6	0.5
Estimated acquisition accruals	—	14.0	14.0

Balance accrued at June 27, 2008	$0.0	$22.3	$22.3

(11)    Derivatives and other financial instruments

          We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risks. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. At June 27, 2008, we had three foreign exchange forward contracts outstanding to sell forward approximately 17.5 million Danish krone, or approximately $3.7 million,  to receive Polish zloty in an effort to mitigate the risk of currency fluctuation at our Polish operations. The fair value of these forward contracts was approximately $0.5 million at June 27, 2008, which was determined using Level 2 inputs as defined by SFAS 157. Each of these contracts will be settled by September 26, 2008. We had no other derivative instruments at June 27, 2008. In addition, management believes that there is no material risk of loss from changes in inherent market rates or prices in our other financial instruments.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)     Business segment information

            For the three and six months ended June 27, 2008 and June 29, 2007, there were immaterial amounts of intersegment revenues eliminated in consolidation. Electronics’ acquisition of Sonion was the only material change in segment assets and was also the only material change in the basis for determining segment financial information from December 28, 2007 to June 27, 2008. Specific segment data are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net sales:
Electronics	$209,506	$166,228	$380,376	$330,189
Electrical	109,983	92,284	213,971	182,755

Total	$319,489	$258,512	$594,347	$512,944

Earnings before income taxes and minority interest:
Electronics	$960	$15,864	$8,515	$18,964
Electrical	6,589	6,370	12,399	11,361

Operating profit	7,549	22,234	20,914	30,325
Other (expense) income, net	(7,007)	32	(5,183)	(969)

Earnings before income taxes and minority interest	$542	$22,266	$15,731	$29,356

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on page 28 through 35.

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

          The following critical accounting policies are impacted significantly by judgments, assumptions and estimates and were used in the preparation of the consolidated financial statements:

•	Inventory valuation;

•	Impairment of goodwill and other intangibles;

•	Defined benefit plans;

•	Severance, impairment and other associated costs;

•	Income taxes; and

•	Contingency accruals.

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

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by our acquisitions, product mix within each segment and capacity utilization, particularly in Electrical, where a high proportion of costs are fixed, and certain divisions of Electronics’ wireless, medical technology and power groups. Electrical’s gross margin is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line that has less turnover and less frequent variation in the prices of products sold, relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. However, changes in unit volume and unit prices will affect our net sales and gross margin from period to period. Additionally, due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot quantify the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Also, changes in foreign exchange rates, especially the U.S. dollar to the euro, the U.S. dollar to the Chinese renminbi and the U.S. dollar to the Danish krone, affect U.S. dollar reported sales.

          We believe our focus on acquisitions, technology and cost reduction programs provide us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our move into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence in new markets. For example, Sonion was acquired in February 2008 for $425.8 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $4.7 million of costs directly associated with the acquisition. Sonion was headquartered in Roskilde, Denmark and produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communication devices. Also, we purchased the assets of Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactured advanced antenna systems for non-cellular wireless and automotive applications. We plan to continue pursuing acquisition opportunities in the future.

          Technology. Our products must change along with changes in technology, availability and price of raw materials, design, and preferences of consumers and other end users of our products, as well as changes in regulatory requirements. We address this need by continuing to invest in new product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet customer demands.

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operational performance. For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percent of revenue and economic profit. We define economic profit as after-tax operating profit less our cost of capital. Operating leverage or incremental operating profit as a percentage of incremental sales is also reviewed, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

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

          In the six months ended June 27, 2008, we accrued $4.6 million for a number of cost reduction actions primarily at Electronics. These accruals include severance and related payments related to the termination of manufacturing and support personnel and other costs resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. The majority of these accruals are expected to be paid by December 26, 2008. In the year ended December 28, 2007, we accrued $18.0 million for cost reduction actions primarily at Electronics. These accruals include severance and related payments of $12.5 million related to the termination of manufacturing and support personnel and $5.5 million to write down the value of certain fixed assets to their disposal value.

          International Operations. As of June 27, 2008, we had manufacturing operations in nine countries and had significant net sales in U.S. dollar, euro, Danish krone and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi, the U.S. dollar and the euro, the U.S. dollar and the krone and each of these and other foreign currencies relative to each other, especially the euro and renmibi. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. Electrical’s European operations are denominated primarily in euro. Electronics’ wireless and certain divisions of the power group sales are denominated primarily in euro, renminbi and krone. Net earnings may also be affected by the mix of sales and expenses by currency within each division. Additionally, we may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Each of these forward contracts were settled as of the Sonion acquisition date, resulting in a net $6.0 million foreign exchange gain. As of June 27, 2008, we had three foreign currency forward contracts outstanding to sell forward approximately 17.5 million Danish krone, or approximately $3.7 million, to receive Polish zloty in an effort to mitigate the risk of currency fluctuation at our Polish operations. The fair value of these forward contracts was approximately $0.5 million at June 27, 2008, which was determined using Level 2 inputs as defined by SFAS 157.

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

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those among many countries in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong, the PRC, Tunisia and Vietnam. This mix of income can vary significantly from one period to another. Additionally, the deductibility of severance, impairment and other associated costs will affect the effective income tax rate from period to period. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, changes in tax legislation and changes in tax estimates, judgments and forecasts may also affect our tax rate from period to period.

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

Results of Operations

          Three months ended June 27, 2008 compared to the three months ended June 29, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Three Months Ended				Results as % of Net Sales
	June 27, 2008	June 29, 2007	Change $	Change %
					2008	2007

Net sales	$319,489	$258,512	$60,977	23.6%	100.0%	100.0%
Cost of sales	257,305	201,232	(56,073)	(27.9)	(80.5)	(77.8)

Gross profit	62,184	57,280	4,904	8.6	19.5	22.2

Selling, general and administrative expenses	51,963	33,738	(18,225)	(54.0)	(16.3)	(13.1)
Severance, impairment and other associated costs	2,672	1,308	(l,364)	(104.3)	(0.8)	(0.5)

Operating profit	7,549	22,234	(14,685)	(66.0)	2.4	8.6

Interest expense, net	(4,958)	(986)	(3,972)	(402.8)	(1.6)	(0.4)
Other (expense) income, net	(2,049)	1,018	(3,067)	(301.3)	(0.6)	0.4

Earnings before income tax and minority interest	542	22,266	(21,724)	(97.6)	0.2	8.6

Income taxes	753	1,229	476	38.7	(0.2)	(0.5)
Minority interest expense	313	95	(218)	(229.5)	(0.1)	0.0

Net (loss) earnings	$(524)	$20,942	$(21,466)	(102.5)%	(0.1)%	8.1%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of net sales from the Sonion acquisition, higher euro-to-U.S. dollar exchange rates, higher demand for certain wireless products sold by Electronics and higher pass-through costs for silver and other metals included in products sold by Electrical. These increases were partially offset by the effects of a temporary operations stoppage in Mianyang, China caused by an earthquake and a decline in demand for certain wireline communications products sold by Electronics.

The following table shows our net sales by segment (in thousands):

	Three Months Ended
	June 27, 2008	June 29, 2007	Change $	Change %

Electronics	$209,506	$166,228	$43,278	26.0%
Electrical	109,983	92,284	17,699	19.2%

Total	$319,489	$258,512	$60,977	23.6%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the three months ended June 27, 2008 was 19.5% compared to 22.2% for the three months ended June 29, 2007. The primary factors that caused our consolidated gross margin decrease was a decrease in factory utilization and efficiency at Electrical’s North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ wireline communications products, the impact of a fair value adjustment on the inventory acquired in the Sonion acquisition, constraints caused by the Mianyang earthquake, increased production costs resulting from excess capacity during the relocation of Electronics’ manufacturing operations from Europe and North Africa to Asia and the overall impact of a full quarter of Sonion’s gross margin. We have initiated various activities at Sonion to increase its gross margin.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of Sonion expenses, where integration activities continue. We have initiated various cost-reducing activities to align Sonion’s selling, general and administrative functions with Electronics.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 27, 2008 and June 29, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$14,405	$8,415
Percentage of segment sales	6.9%	5.1%

Electrical	$1,643	$1,195
Percentage of segment sales	1.5%	1.3%

          The increase in research, development and engineering expenses is primarily due to the inclusion of Sonion expenses. To date, Sonion has required a higher level of RD&E spending as a percentage of revenues than has traditionally been required at Electronics. Excluding Sonion, RD&E expenses as a percentage of Electronics’ sales was approximately 5.5%. The increase in RD&E spending as a percentage of Electronics’ sales is due to increased spending in primarily the wireline and power divisions in 2008 as compared to the 2007 period. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

          Severance, Impairment and Other Associated Costs. We recorded approximately $2.7 million of primarily severance and transfer expenses during the three months ended June 27, 2008, mainly in connection with our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China.

          Interest. Net interest charges increased as a result of higher average debt balances during the three months ended June 27, 2008 as compared to the same period of 2007, resulting from the additional borrowings and uses of cash primarily related to the Sonion acquisition. Silver leasing fees, which are included in net interest expense, increased as compared to the same period in 2007 due to higher average silver prices.

          Other. Net foreign exchange losses were approximately $2.0 million during the three months ended June 27, 2008, as compared to net foreign exchange gains of approximately $0.8 million during the three months ended June 29, 2007. The increase in foreign exchange losses was due to the inclusion of Sonion’s foreign exchange activity and the overall effects of a strengthening of local functional currencies, primarily the euro and renminbi, relative to the U.S. dollar.

          Income Taxes. The effective income tax rate for the three months ended June 27, 2008 was 138.9% compared to 5.5% for the three months ended June 29, 2007. The increase in the effective tax rate is primarily a result of net losses and restructuring activities occurring in 2008 in both low tax jurisdictions and jurisdictions where we will not be able to receive a benefit in a future period.

          Minority Interest. The increase in minority interest expense was due to improved net earnings at FRE in 2008.

          Six months ended June 27, 2008 compared to the six months ended June 29, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Six Months Ended				Results as % of Net Sales
	June 27, 2008	June 29, 2007	Change $	Change %
					2008	2007

Net sales	$594,347	$512,944	$81,403	15.9%	100.0%	100.0%
Cost of sales	476,021	400,922	(75,099)	(18.7)	(80.1)	(78.2)

Gross profit	118,326	112,022	6,304	5.6	19.9	21.8
Selling, general and administrative expenses	92,775	70,474	(22,301)	(31.6)	(15.6)	(13.7)
Severance, impairment and other associated costs	4,637	11,223	6,586	58.7	(0.8)	(2.2)

Operating profit	20,914	30,325	(9,411)	(31.0)	3.5	5.9

Interest expense, net	(7,044)	(2,238)	(4,806)	(214.7)	(1.2)	(0.4)
Other income, net	1,861	1,269	592	46.7	0.3	0.2

Earnings before income tax and minority interest	15,731	29,356	(13,625)	(46.4)	2.6	5.7

Income taxes	1,124	3,418	2,294	67.1	(0.2)	(0.7)
Minority interest expense	394	285	(109)	(38.2)	(0.0)	0.0

Net earnings	$14,213	$25,653	$(11,440)	(44.6)%	2.4%	5.0%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of four months of net sales from the Sonion acquisition, higher euro-to-U.S. dollar exchange rates, higher demand for certain wireless products sold by Electronics and higher pass-through costs for silver and other metals at

Electrical. These increases were partially offset by a decline in demand for certain wireline communications and power products sold by Electronics, a temporary capacity constraint related to employee retention difficulties due to the Chinese new year, the effects of inclement weather at Electronics’ manufacturing operations in China and the temporary operations stoppage in Mianyang, China caused by an earthquake.

The following table shows our net sales by segment (in thousands):

	Six Months Ended
	June 27, 2008	June 29, 2007	Change $	Change %

Electronics	$380,376	$330,189	$50,187	15.2%
Electrical	213,971	182,755	31,216	17.1%

Total	$594,347	$512,944	$81,403	15.9%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the six months ended June 27, 2008 was 19.9% compared to 21.8% for the six months ended June 29, 2007. The primary factors that caused our consolidated gross margin decline was a decrease in factory utilization and efficiency at Electrical’s North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ wireline communications and power products, increased training and other personnel costs to resolve capacity issues caused by the Mianyang earthquake, the impact of a fair value adjustment on the inventory acquired in the Sonion acquisition, increased training and overtime costs caused by a temporary decline in our labor force in China and the overall impact of including four months of Sonion’s gross margin. We have initiated various activities at Sonion to increase its gross margin.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of Sonion expenses, where integration activities continue. We have initiated various cost-reducing activities to align Sonion’s selling, general and administrative functions with Electronics.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 27, 2008 and June 29, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$24,986	$17,635
Percentage of segment sales	6.6%	5.3%

Electrical	$3,257	$2,580
Percentage of segment sales	1.5%	1.4%

          The increase in research, development and engineering expenses is primarily due to the inclusion of Sonion expenses. To date, Sonion has required a higher level of RD&E spending as a percentage of revenues than has traditionally been required at Electronics. Excluding Sonion, RD&E expenses as a percentage of Electronics’ sales was 5.7% and was a result of incurring a consistent level of spending as compared to the 2007 period, despite a sales decline. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

          Severance, Impairment and Other Associated Costs. We recorded approximately $4.6 million of primarily severance and transfer expenses during the six months ended June 27, 2008, mainly in connection with our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China.

          Interest. Net interest charges increased as a result of higher average debt balances during the six months ended June 27, 2008 as compared to the same period of 2007, resulting from the additional borrowings and uses of cash primarily related to the Sonion acquisition. Silver leasing fees, which are included in net interest expense, increased as compared to the same period in 2007 due to higher average prices of silver.

          Other. The increase in other income is primarily attributable to higher net foreign exchange gains during the six months ended June 27, 2008 as compared to the six months ended June 29, 2007. The increase in foreign exchange gains was primarily due to the settlement of two foreign exchange forward contracts related to the acquisition of Sonion, which was primarily offset by the negative effects of the overall strengthening of local functional currencies, primarily the euro and renminbi, relative to the U.S. dollar.

          Income Taxes. The effective income tax rate for the six months ended June 27, 2008 was 7.2% compared to 11.6% for the six months ended June 29, 2007. The decrease in the effective tax rate is primarily a result of the usage of tax losses in certain jurisdictions, the release of a tax reserve caused by a statute expiration and the higher proportion of net earnings being recognized in lower tax jurisdictions in 2008 as compared to the same period of 2007.

          Minority Interest. The increase in minority interest expense was due to improved net earnings at FRE in 2008.

Liquidity and Capital Resources

          Working capital as of June 27, 2008 was $209.0 million, compared to $231.8 million as of December 28, 2007. This $22.8 million decrease was primarily due to a decrease in cash and cash equivalents, which was partially offset by the inclusion of Sonion’s working capital as of February 2008. Cash and cash equivalents, which are included in working capital, decreased from $116.3 million as of December 28, 2007 to $28.7 million as of June 27, 2008, primarily related to cash payments for the Sonion acquisition.

          We present our statement of cash flows using the indirect method as permitted under FASB Statement No. 95, Statement of Cash Flows (“SFAS 95”). Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory, and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business for cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.

          Net cash provided by operating activities was $12.6 million for the six months ended June 27, 2008 as compared to $28.1 million in the comparable period of 2007, a decrease of $15.5 million. The decrease is a result of lower net earnings as described above, increased inventory and increased prepaid expenses which were partially offset by the impact of a foreign exchange contract settlement.

          Capital expenditures were $16.7 million during the six months ended June 27, 2008 and $8.9 million in the comparable period of 2007. The increase of $7.8 million in the 2008 period compared to 2007 was due primarily to higher expenditures at Electronics, primarily related to the inclusion of Sonion’s capital expenditures for projects in-process as of the acquisition date that we agreed to complete. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

          We used $425.8 million, net of cash acquired, for acquisitions during the six months ended June 27, 2008 related to our acquisition of Sonion. We plan on pursuing additional acquisition opportunities in the future.

          We used $7.2 million for dividend payments during the six months ended June 27, 2008. On April 25, 2008 we announced a quarterly cash dividend of $0.0875 per common share, payable on July 18, 2008 to shareholders of record on July 4, 2008. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the third quarter of 2008. We expect to continue making quarterly dividend payments for the foreseeable future.

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. In each of the next two proceeding years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of June 27, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 3.76% as of June 27, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of June 27, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $152.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $146.5 million at June 27, 2008.

          We had five standby letters of credit outstanding at June 27, 2008 in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $8.1 million, outstanding which is due in August 2009.

          We had commercial commitments outstanding at June 27, 2008 of approximately $202.6 million due under precious metal consignment-type leases. This represents an increase of $16.7 million from the $185.9 million outstanding as of December 28, 2007 and is attributable to higher average silver prices during 2008.

          The only material change in our contractual obligations from the year ended December 28, 2007 through June 27, 2008 was the addition of the debt and related interest payments in our new credit agreement as described above and the repayment of outstanding debt related to our former credit agreement.

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

          All retained earnings are free from legal or contractual restrictions as of June 27, 2008, with the exception of approximately $25.1 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The $25.1 million includes $4.9 million of retained earnings of FRE, a majority owned subsidiary and excludes all retained earnings of Sonion. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

          Note 1 to the unaudited consolidated financial statements beginning on page 7 describes our new and recently adopted accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 28, 2007.

Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 27, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the six months ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of Sonion in February 2008 and we are still in the process of evaluating internal control over financial reporting at Sonion.

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

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 1a	Risk Factors

Risk Factors are on page 28.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 15, 2008 at which the following matters were submitted to a vote of the shareholders.

(a)	C. Mark Melliar-Smith was elected to a three-year term as director of the Company. The result of the vote was as follows:

	For	Withhold Authority

C. Mark Melliar-Smith	34,308,266	3,371,402

In addition, each of the following directors continued in office after the meeting: John E. Burrows, Jr., David H. Hofmann, Edward M. Mazze and James M. Papada, III.

(b)	The shareholders approved the Amended and Restated Technitrol, Inc. Board of Directors Stock Plan.

The result of the vote was as follows:

For	Against	Abstain	Broker Non-Vote

31,437,797	2,969,298	273,464	2,999,109

(c)	The shareholders approved the Amended and Restated Restricted Stock Plan II of Technitrol, Inc.

The result of the vote was as follows:

For	Against	Abstain	Broker Non-Vote

35,823,417	1,545,972	310,279	0

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 36.

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

Rising raw material and production costs may decrease our gross margin.

          We use commodities such as copper, brass, aluminum, nickel and plastic resins in manufacturing our products. Volatility in the prices and quantities of such materials could have an impact on the price we pay. Other manufacturing costs, such as direct and indirect labor, energy, freight and packaging costs, also directly impact the costs of our products. If we are unable to pass increased costs through to our customers or recover the increased costs through production efficiencies, our gross margin may suffer.

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

          Most of our sales are made on a purchase order basis, as needed by our customers. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short-term in nature or provide our customers with the ability to terminate the arrangement with little or no prior notice. Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues may decrease if a significant number of customers:

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

          Some of these materials are produced by a limited number of suppliers. We may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products. The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

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

          Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material. Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by its’ supply and demand. Consignment fees may increase if interest rates or the price of the consigned material increase.

         Our results of operations and liquidity may be negatively impacted if:

•	we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate;

•	our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices; and

•	we are unable to pass through higher base metals’ costs to our customers.

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

         We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow. In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors’. Although we engage in limited hedging transactions, including foreign currency contracts to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

         We manufacture and assemble most of our products in locations outside the United States, including China, Mexico, Tunisia, Poland and Vietnam and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

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

          Electronics has the majority of its manufacturing operations in the PRC and Vietnam. Our presence in these countries has enabled Electronics to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although these countries have a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces of the PRC. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia and Mexico, which are subject to unique risks, including earthquakes in Tunisia and the effects of those Middle Eastern and Mexican geo-political events.

          We have benefited over recent years from favorable tax incentives and we operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have been granted special tax incentives, including tax holidays, in jurisdictions such as the PRC, Puerto Rico, Tunisia and Vietnam. This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with similar tax incentives. For example, the withholding tax rate on dividend payments from most of our PRC subsidiaries is 5% starting in 2008. In addition, the corporate income tax rate for PRC companies will be 15% or 25% after the applicable holiday and transition period expire, depending on whether the company qualifies as a high-technology company or meets other conditions. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense and opportunity cost.

          In the past, we have shifted our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges to account for severance, asset impairments, write-offs, write downs and moving expenses, as well as certain adverse tax consequences including the loss of specialized tax incentives or non-deductible expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

          A significant portion of our cash is held offshore by our international subsidiaries and is predominantly denominated in currencies other than the U.S. dollar. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant domestic need for liquidity that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences if this cash is transferred to the United States. These adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. For example, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash transfers from time to time. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen.

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

Public health epidemics (such as flu strains or severe acute respiratory syndrome) or natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

          Electronics and, to a lesser extent, Electrical, maintain extensive manufacturing operations in the PRC and other emerging economies, as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or natural disasters could have a material adverse effect on our business and results of operations.

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

          Also, our components, modules and other products are used in a broad array of representative end products, including:

•	handsets and non-cellular wireless systems;

•	power supplies;

•	laptop computers;

•	video game consoles;

•	hearing aids and other medical devices;

•	electrical circuit breakers; and

•	automotive drive trains.

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

          We entered into an agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The principal purpose of these new facilities was to fund the acquisition of Sonion. Borrowing against this agreement increased our current outstanding debt by $349.6 million since December 28, 2007. This financing decreased our ratio of earnings to fixed charges and adversely affected other leverage criteria. If the marketplace reacts negatively to our new debt levels, our share price could be affected. Covenants with our lenders under this agreement, that require our compliance with specific financial ratios, may also make it difficult for us to obtain additional financing on acceptable terms for future acquisitions and other corporate needs. Although we anticipate no difficulty in meeting such covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquid assets to repay our credit facilities and other indebtedness.

Our results may be negatively affected by changing interest rates.

          We are subject to market risk from exposure to changes in interest rates. To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments. We do not expect changes in interest rates to have a material effect on income or cash flows in the future, although there can be no assurances that interest rates will not significantly change or that our results would not be negatively affected by such changes.

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

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of February 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the three months ended March 28, 2008).

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.18(1.0)

Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated August 4, 2006 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 28, 2007).

10.18(1.1)

Letter Amendment dated November 7, 2007 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18(1) to our Form 10-K for the year ended December 28, 2007).

10.18(1.2)	Letter Amendment dated May 8, 2008 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH.

Exhibit Index, continued

10.18(2.0)

Consignment and/or Purchase of Silver Agreement dated November 9, 2007 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2) to our Form 10-K for the year ended December 28, 2007).

10.18(2.1)	Letter Amendment dated May 8, 2008 between The Bank of Nova Scotia and AMI Doduco, Inc.

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the six months ended June 29, 2007).

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

August 4, 2008	/s/ Edward J. Prajzner

(Date)	Edward J. Prajzner
Vice President, Corporate Controller and Chief
Accounting Officer
(duly authorized officer, principal accounting officer)