Form 10-Q
period 2008-09-26
TECHNITROL INC
filed 2008-11-03
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended September 26, 2008, or

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
          YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act)
          Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 3, 2008: 40,998,413

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	September 26, 2008	December 28, 2007

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,333	$116,289
Accounts receivable, net	187,369	164,859
Inventories	151,873	122,115
Prepaid expenses and other current assets	52,574	24,864

Total current assets	433,149	428,127

Long-term assets:
Property, plant and equipment	350,959	261,171
Less accumulated depreciation	174,095	163,404

Net property, plant and equipment	176,864	97,767
Deferred income taxes	27,997	22,753
Goodwill, net	513,571	224,656
Other intangibles, net	25,930	34,794
Other assets	13,651	13,256

	$1,191,162	$821,353

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$14,972	$—
Accounts payable	109,782	104,214
Accrued expenses and other current liabilities	113,656	92,096

Total current liabilities	238,410	196,310

Long-term liabilities:
Long-term debt, excluding current installments	341,500	10,467
Deferred income taxes	11,215	12,528
Other long-term liabilities	32,285	31,022

Minority interest	10,546	9,947

Shareholders’ equity:
Common stock and additional paid-in capital	224,647	222,593
Retained earnings	297,863	289,048
Other comprehensive income	34,696	49,438

Total shareholders’ equity	557,206	561,079

	$1,191,162	$821,353

     See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net sales	$293,198	$257,093	$884,364	$770,037
Cost of sales	230,620	196,708	703,851	597,630

Gross profit	62,578	60,385	180,513	172,407

Selling, general and administrative expenses	44,827	35,668	136,231	106,142
Severance, impairment and other associated costs	4,860	1,858	9,497	13,081

Operating profit	12,891	22,859	34,785	53,184

Other expense:
Interest expense, net	(4,583)	(638)	(11,627)	(2,876)
Other (expense) income, net	(1,899)	(912)	19	357

Total other expense	(6,482)	(1,550)	(11,608)	(2,519)

Earnings from continuing operations before income taxes and minority interest	6,409	21,309	23,177	50,665
Income taxes	539	2,055	1,933	5,473
Minority interest	(204)	(69)	(598)	(354)

Net earnings from continuing operations	5,666	19,185	20,646	44,838

Loss from discontinued operation, net of income taxes	(315)	—	(1,082)	—

Net earnings	$5,351	$19,185	$19,564	$44,838

Basic and diluted net earnings per share from continuing operations	$0.14	$0.47	$0.51	$1.10

Basic and diluted net loss per share from discontinued operation	(0.01)	—	(0.03)	—

Basic and diluted net earnings per share	$0.13	$0.47	$0.48	$1.10

     See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Nine Months Ended
	September 26, 2008	September 28, 2007

Cash flows from operating activities - continuing operations:
Net earnings	$19,564	$44,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operation, net of taxes	1,082	—
Depreciation and amortization	37,146	24,755
Forward contract settlements	6,959	—
Stock incentive plan expense	2,310	2,820
Minority interest in net earnings of consolidated subsidiary	598	354
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,006	(9,563)
Inventories	(3,915)	(6,752)
Prepaid expenses and other current assets	(5,594)	815
Accounts payable and accrued expenses	(14,941)	429
Severance, impairment and other associated costs, net of cash payments	(696)	7,977
Other, net	(285)	(3,072)

Net cash provided by operating activities	47,234	62,601

Cash flows from investing activities - continuing operations:
Acquisitions, net of cash acquired of $6,556	(425,999)	—
Forward contract settlements	(6,959)	—
Capital expenditures	(23,634)	(14,875)
Purchases of grantor trust investments available for sale	(368)	—
Proceeds from sale of property, plant and equipment	6,620	7,300
Foreign currency impact on intercompany lending	(8,039)	(249)

Net cash used in investing activities	(458,379)	(7,824)

Cash flows from financing activities - continuing operations:
Long-term borrowings	414,000	—
Principal payments of long-term debt	(67,943)	(36,668)
Dividends paid	(10,741)	(10,716)
Exercise of stock options	52	643

Net cash provided by (used in) financing activities	335,368	(46,741)

Net effect of exchange rate changes on cash	8,165	4,364

Cash flows used in discontinued operation:

Net cash used in operating activities	(5,627)	—
Net cash used in investing activities	(1,717)	—

Net decrease in cash and cash equivalents from discontinued operation	(7,344)	—

Net (decrease) increase in cash and cash equivalents	(74,956)	12,400

Cash and cash equivalents at beginning of period	116,289	87,195

Cash and cash equivalents at end of period	$41,333	$99,595

     See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 26, 2008

(Unaudited)
In thousands, except per share data

			Retained earnings	Accumulated other comprehensive income	Comprehensive income
	Common stock and paid-in capital

	Shares	Amount

Balance at December 28, 2007	40,901	$222,593	$289,048	$49,438
Stock options, awards and related compensation	97	2,054	—	—
Dividends declared ($0.2625 per share)	—	—	(10,749)	—
Net earnings	—	—	19,564	—	$19,564
Currency translation adjustments	—	—	—	(13,933)	(13,933)
Unrealized holding losses on securities	—	—	—	(809)	(809)

Comprehensive income					$4,822

Balance at September 26, 2008	40,998	$224,647	$297,863	$34,696

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

               The results for the nine months ended September 26, 2008 and September 28, 2007 have been prepared by our management without audit by our independent registered public accountants. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 26, 2008 are not necessarily indicative of annual results.

               Reclassifications

               During the three months ended September 26, 2008, our board of directors approved a plan to divest Electronics’ non-core microelectromechanical systems microphone business, which we refer to as MEMS. We have reclassified year-to-date 2008 information to reflect MEMS as a discontinued operation. Refer to Note 9 “Discontinued operation” for further information.

               New Accounting Pronouncements

               In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the effect that FSP 142-3 will have on our consolidated financial statements.

               In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)and its related interpretations. This statement amends and expands the disclosure requirements of SFAS 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. We are required to adopt this statement starting in 2009. We are currently evaluating the effect that this statement will have on the disclosures in our consolidated financial statements.

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

               Recently Adopted Accounting Pronouncements

               In October 2008, FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We adopted this statement during the third fiscal quarter of 2008, and this adoption has no impact on our financial statements.

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

               In September 2006, FASB issued Statement No. 157, SFAS 157, which defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities, except on items that are already recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for our financial assets and liabilities as of December 29, 2007. Except for new disclosures, there was no impact to our consolidated financial statements upon adoption of SFAS 157. The fair values of our grantor trust investments are based on Level 1 inputs and the fair values of our foreign exchange forward contracts are based on Level 2 inputs, as defined in SFAS 157. We are currently evaluating the impact that SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. See Note 12 for detail regarding the adoption of this standard.

(2)          Acquisitions

               Sonion A/S: On February 28, 2008, we acquired all of the capital stock of Sonion A/S (“Sonion”), headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008. Sonion produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $426.0 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $4.9 million of

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)          Acquisitions, continued

costs directly associated with the acquisition. We financed the acquisition with proceeds from a new multi-currency credit facility and with cash on hand. The preliminary fair value of the net tangible assets acquired, excluding the assumed debt, approximated $128.7 million. We are evaluating the fair value of acquired assets and liabilities of Sonion, which includes obtaining third-party valuations of the property, plant and equipment and intangible assets. Therefore, the allocation of the purchase price is preliminary and subject to adjustment. The excess purchase price has been recorded as goodwill on the consolidated balance sheet until the valuation is completed. However, we recorded an estimate of intangible amortization expense on the unallocated premium in the nine months ended September 26, 2008. Also, we have not adjusted our deferred tax asset or liability balances to reflect the purchase price allocation as of September 26, 2008. For goodwill impairment testing purposes, Sonion’s mobile communications group will be included in Electronics’ wireless communications group and Sonion’s medical technology group will be treated as a separate reporting unit.

               The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$78.6
Property, plant & equipment	102.3
Goodwill (unallocated premium)	299.0
Other assets	4.9

Total assets acquired	484.8

Current liabilities	57.1
Debt assumed in acquisition	177.8

Total liabilities assumed	234.9

Net assets acquired	$249.9

               Had the acquisition of Sonion occurred on December 30, 2006, unaudited pro forma results would have been as follows (in millions, except per share amounts):

	Nine Months Ended
	September 26, 2008	September 28, 2007

Net sales	$916.8	$885.4
Net earnings from continuing operations	$19.7	$36.8
Net earnings from continuing operations per common share:
Basic	$0.48	$0.91
Diluted	$0.48	$0.90

               The pro forma results reflect adjustments for the increased intangible amortization, interest expense and other ongoing charges attributable to the acquisition. Additionally, the pro forma results have been adjusted to reflect MEMS as a discontinued operation. The pro forma results have been prepared for illustrative purposes only and do not include the realization of cost savings from operational efficiencies, revenue synergies or changes in operating strategies expected to result from the acquisition. Therefore, the pro forma financial information is not necessarily indicative of the operating results that would have been achieved had the acquisition been effected on December 30, 2006 and should not be construed as a representation of future operating results.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(3)          Inventories

               Inventories consisted of the following (in thousands):

	September 26, 2008	December 28, 2007

Finished goods	$47,726	$48,940
Work in process	36,108	27,748
Raw materials and supplies	68,039	45,427

	$151,873	$122,115

(4)          Goodwill and other intangibles, net

               The changes in the carrying amounts of goodwill for the nine months ended September 26, 2008 were as follows (in thousands):

Balance at December 28, 2007	$224,656

Goodwill and unallocated premium acquired during the period	299,042
Purchase price allocations and other adjustments	2,405
Currency translation adjustments	(12,532)

Balance at September 26, 2008	$513,571

               Our goodwill and other intangibles relate to our Electronics segment.

               Other intangible assets were as follows (in thousands):

	September 26, 2008	December 28, 2007

Intangible assets subject to amortization (definite lives):
Technology	$11,625	$11,655
Customer relationships	31,974	32,162
Tradename/trademark	424	427
Other	2,402	2,402

Total	$46,425	$46,646
Accumulated amortization:
Technology	$(11,115)	$(8,516)
Customer relationships	(14,657)	(8,798)
Tradename/trademark	(424)	(427)
Other	(957)	(769)

Total	$(27,153)	$(18,510)

Net tangible assets subject to amortization	$19,272	$28,136

Intangible assets not subject to amortization (indefinite lives):
Tradename	$6,658	$6,658

Other intangibles, net	$25,930	$34,794

               Amortization expense was $8.5 million and $3.9 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and other intangibles, net, continued

          Including an estimate for amortization of intangible assets acquired in the Sonion acquisition, estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2009	$11,948
2010	$11,589
2011	$10,034
2012	$9,928
2013	$9,928

(5)	Income taxes

          At September 26, 2008, we have approximately $22.7 million of unrecognized tax benefits, $20.1 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months. These tax benefits would affect our effective tax rate, if recognized. For the nine months ended September 26, 2008, we have recognized approximately $3.8 million of tax benefits due to the expiration of statutes of limitations, of which approximately $2.7 million impacted our effective tax rate.

          Our practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense. As of September 26, 2008, we have $0.8 million accrued for interest and/or penalties related to uncertain income tax positions.

          We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. Federal and state income tax returns for all years after 2004 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

(6)	Defined benefit plans

          During the nine months ended September 26, 2008, we contributed less than $0.1 million to our principal defined benefit plans and we expect to contribute approximately $0.3 million for the full fiscal year of 2008. Our net periodic expense was approximately $0.3 million in the three months ended September 26, 2008 and September 28, 2007 and $0.8 million and $1.0 million in the nine months ended September 26, 2008 and September 28, 2007, respectively. Our net periodic pension expense is expected to be approximately $1.0 million in fiscal 2008.

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit agreement. In each of the next two years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of September 26, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 3.97% as of September 26, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of September 26, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $149.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $150.0 million at September 26, 2008.

          We had four standby letters of credit outstanding at September 26, 2008 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $7.5 million, outstanding which is due in August 2009.

(8)	Accounting for stock-based compensation

          We sponsor a restricted stock plan and a stock option plan which are both subject to the provisions of FASB Statement No. 123(R), Share-Based Payments (“SFAS 123R”).

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

          The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and nine months ended September 26, 2008 and September 28, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Restricted stock	$835	$746	$2,160	$2,421
Stock options	50	133	150	399

Total stock-based compensation included in selling, general and administrative expenses	885	879	2,310	2,820
Income tax benefit	(275)	(296)	(704)	(949)

Total after-tax stock-based compensation expense	$610	$583	$1,606	$1,871

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are expensed over the vesting period. The expense related to the cash award is fixed and is based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code. If the recipient does not make an election under Section 83(b), the cash award will fluctuate based on the current market value of the shares subject to limitation as set forth in our restricted stock plan.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)

Nonvested at December 28, 2007	219	$22.85
Granted	89	$23.68
Vested	(80)	$18.72
Forfeited	(6)	$20.95

Nonvested at September 26, 2008	222	$24.59

          As of September 26, 2008, there was approximately $2.9 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options: Stock options were granted at no cost to the employee and were not granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There have been no options granted since 2004. We value our stock options according to the fair value method using the Black-Scholes option-pricing model.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Accounting for stock-based compensation, continued

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 28, 2007	187	$18.96
Granted	—	—
Exercised	(3)	$18.83
Forfeited/expired	(54)	$21.08

Outstanding as of September 26, 2008	130	$18.09	—
Exercisable at September 26, 2008	—	—	—

          As of September 26, 2008, all compensation cost related to our outstanding option grants has been recognized. During the nine months ended September 26, 2008, cash received from stock options exercised was less than $0.1 million. The total intrinsic value of stock options exercised was less than $0.1 million for the nine months ended September 26, 2008 and $0.3 million for the nine months ended September 28, 2007. SFAS 123R requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year statement of cash flows due to the minimal amount of stock options exercised during the nine months ended September 26, 2008. No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the nine months ended September 26, 2008.

(9)	Discontinued Operation

          During the three months ended September 26, 2008, our board of directors approved a plan to divest Electronics’ non-core MEMS business located in Denmark and Vietnam. The transaction is expected to be completed no later than the third fiscal quarter of 2009. We have reflected the results of MEMS as a discontinued operation on the consolidated statements of operations for all periods presented. A summary of MEMS’ results of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net sales	$2,857	$ —	$6,039	$—
Loss before income tax	(425)	—	(1,462)	—

          MEMS was acquired with Sonion. In conjunction with our purchase price allocation for Sonion, we are also in the process of evaluating the fair value of acquired assets and liabilities of MEMS, which includes obtaining third-party valuations of their property, plant and equipment. The assets and liabilities of MEMS are considered held for sale and are included in current assets and current liabilities, respectively, on the consolidated balance sheet as of September 26, 2008. These values are preliminary and subject to adjustment.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Earnings per share

           Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method. However, in periods when we have a net loss or the exercise price of granted stock options are greater than the actual stock price as of the end of the period, those common share equivalents are excluded from the calculation of diluted earnings per share. For the three months ended September 26, 2008 and September 28, 2007, there were approximately 52,000 and 185,000 common share equivalents, respectively. For the nine months ended September 26, 2008 and September 28, 2007 there were approximately 92,000 and 173,000 common share equivalents, respectively. There were approximately 130,000 and 208,000stock options outstanding as of September 26, 2008 and September 28, 2007, respectively. Unvested restricted shares outstanding were approximately 222,000 and 219,000 as of September 26, 2008 and September 28, 2007, respectively.

           Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net earnings from continuing operations	$5,666	$19,185	$20,646	$44,838
Net loss from discontinued operation	(315)	—	(1,082)	—

Net earnings	$5,351	$19,185	$19,564	$44,838

Basic earnings (loss) per share:
Shares	40,774	40,653	40,734	40,587
Continuing operations	$0.14	$0.47	$0.51	$1.10
Discontinued operation	(0.01)	—	(0.03)	—

Per share amount	$0.13	$0.47	$0.48	$1.10

Diluted earnings (loss) per share:
Shares	40,826	40,838	40,826	40,760
Continuing operations	$0.14	$0.47	$0.51	$1.10
Discontinued operation	(0.01)	—	(0.03)	—

Per share amount	$0.13	$0.47	$0.48	$1.10

(11)	Severance, impairment and other associated costs

           In the nine months ended September 26, 2008, we accrued $5.9 million for a number of cost reduction actions primarily at Electronics. These accruals include severance and related payments resulting from the termination of manufacturing and support personnel primarily in Asia and other costs resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. The majority of these accruals are expected to be paid by December 26, 2008. Additionally, during the three months ended September 26, 2008, we recorded a fixed asset impairment of $3.6 million at Electronics.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs, continued

           The change in our accrual related to severance and other associated costs is summarized on a year-to-date basis for 2008 as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 28, 2007	$0.1	$10.8	$10.9
Expensed during the nine months ended September 26, 2008	0.2	9.3	9.5
Severance and other cash payments	(0.2)	(10.0)	(10.2)
Non-cash charges	(0.1)	(3.8)	(3.9)
Estimated acquisition accruals	—	15.2	15.2

Balance accrued at September 26, 2008	$0.0	$21.5	$21.5

(12)	Financial instruments

           We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Each of these forward contracts were settled on the Sonion acquisition date, resulting in a $6.0 million net foreign exchange gain. During the nine months ended September 26, 2008, we also utilized forward contracts to sell forward Danish krone to receive Polish zloty, to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts are used to mitigate the risk of currency fluctuations at our Polish, Danish and Chinese operations. At September 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.7 million, to receive Chinese renminbi. These forward contracts were entered into on September 26, 2008, the last day of our fiscal quarter.

           We adopted SFAS 157 for our financial assets and liabilities as of December 29, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS 157. In accordance with SFAS 157, we have categorized our financial assets and liabilities into a three-level fair value hierarchy based on inputs used for valuation. All recurring financial assets and liabilities recorded on our consolidated balance sheet are categorized using the following three-level fair value hierarchy:

Level 1 – Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or a valuation using model inputs that are observable for substantially the full term of the asset or liability.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions when pricing the asset or liability.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

           The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of September 26, 2008 (in millions):

	September 26, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available-for-sale securities (1)	$7.8	$7.8	$—	$—
Other (2)	0.1	—	0.1	—

Total	$7.9	$7.8	$0.1	$—

(1)	Amounts include grantor trust investments in our consolidated balance sheet.
(2)	Amounts include forward contracts outstanding in our consolidated balance sheet.

           We do not currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our balance sheet.

(13)	Business segment information

           For the three and nine months ended September 26, 2008 and September 28, 2007, there were immaterial amounts of intersegment revenues eliminated in consolidation. Electronics’ acquisition of Sonion was the only material change in segment assets and was also the only material change in the basis for determining segment financial information from December 28, 2007 to September 26, 2008. Specific segment data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net sales:
Electronics	$195,908	$171,231	$573,102	$501,420
Electrical	97,290	85,862	311,262	268,617

Total	$293,198	$257,093	$884,364	$770,037

Earnings from continuing operations before income taxes and minority interest:
Electronics	$9,112	$17,045	$18,607	$36,009
Electrical	3,779	5,814	16,178	17,175

Operating profit	12,891	22,859	34,785	53,184
Other expense, net	(6,482)	(1,550)	(11,608)	(2,519)

Earnings from continuing operations before income taxes and minority interest:	$6,409	$21,309	$23,177	$50,665

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section of this report on pages 31 through 39.

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

          The following critical accounting policies are significantly impacted by judgments, assumptions and estimates and were used in the preparation of the consolidated financial statements:

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

Overview

          We are a global producer of precision-engineered electronic components and modules and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the annual revenues of our primary markets and our share of those markets relative to our competitors.

          We operate our business in two segments:

•	our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets, and

•	our Electrical Contact Products Group, which we refer to as Electrical and is known as AMI Doduco in its markets.

          General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by acquisitions, product mix within each segment and capacity utilization, particularly in Electrical and certain divisions of Electronics’ wireless, medical technology and power groups. Electrical’s gross margin is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line that has less turnover and less frequent variation in the prices of products sold relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. However, changes in unit volume and unit prices will affect our net sales and gross margin from period to period. Additionally, due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot quantify the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Also, changes in foreign exchange rates, especially the U.S. dollar to the euro, the U.S. dollar to the Chinese renminbi and the U.S. dollar to the Danish krone, affect U.S. dollar reported sales.

          We believe our focus on acquisitions, technology and cost reduction programs provide us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have increased our penetration into our primary markets and expanded our presence into new markets. For example, Sonion was acquired in February 2008. Sonion was headquartered in Roskilde, Denmark and produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communication devices. Also, we purchased the assets of Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactures advanced antenna systems for non-cellular wireless and automotive applications. We may pursue additional acquisition opportunities in the future.

          Technology. Our products must change along with changes in technology, availability and price of raw materials, design and preferences of the end users of our products. Regulatory requirements also impact the design and functionality of our products. We address these conditions by continuing to invest in new product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet customer demands.

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operating performance. For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percent of revenue and economic profit as performance measures. We define economic profit as after-tax operating profit less our cost of capital. Operating leverage or incremental operating profit as a percentage of incremental sales is also reviewed, as this is believed to reflect the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payable outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

          Cost Reduction Programs. As a result of our focus on both economic and operating profit, we continue to aggressively size both segments so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of future expenses associated with these actions will depend on specific actions taken. Actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs. The majority of these eliminated costs represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment, rental payments from the termination of lease agreements and amortization savings from the impairment of identifiable intangible assets. We have also reduced overhead costs as a result of relocating factories to lower-cost locations.

          In the nine months ended September 26, 2008, we accrued $5.9 million for a number of cost reduction actions primarily at Electronics. These accruals include severance and related payments resulting from the termination of manufacturing and support personnel primarily in Asia and other costs associated with the transfer of manufacturing operations from Europe and North Africa to Asia. The majority of these accruals are expected to be paid by December 26, 2008. Additionally, during the three months ended September 26, 2008, we recorded a fixed asset impairment of $3.6 million at Electronics. In the year ended December 28, 2007, we accrued $18.0 million for cost reduction actions primarily at Electronics. These accruals include severance and related payments of $12.5 million related to the termination of manufacturing and support personnel and $5.5 million to write down the value of certain fixed assets to their disposal value.

          International Operations. As of September 26, 2008, we had manufacturing operations in nine countries and had significant net sales in U.S. dollar, euro and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi, the U.S. dollar and the euro, the U.S. dollar and the krone and each of these and other foreign currencies relative to each other, especially the euro and renmibi. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. Electrical’s European operations are denominated primarily in euro. Electronics’ wireless and certain divisions of the power group sales are denominated primarily in euro and renminbi. Net earnings may also be affected by the mix of sales and expenses by currency within each division. We may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may be worth more or less in U.S. dollars after translation for our U.S. consolidated financial statements. For example, during the three and nine months ended September 26, 2008, we experienced a negative translation adjustment of approximately $53.6 million and $13.9 million, respectively. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Each of these forward contracts were settled on the Sonion acquisition date, resulting in a $6.0 million net foreign exchange gain. Also, in the nine months ended September 26, 2008, we utilized forward contracts to sell forward Danish krone to receive Polish zloty, to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts are used to mitigate the risk of currency fluctuations at our Polish, Danish and Chinese operations. At September 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.7 million, to receive Chinese renminbi. These forward contracts were entered into on September 26, 2008, the last day of our fiscal quarter. The fair value of these forward contracts was $0.1 million as determined through use of Level 2 inputs as defined by SFAS 157.

          Precious Metals. Our Electrical segment uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more important, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Our suppliers invoice us based on the market value of the precious metal on the day after shipment to the customer as well. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing/consignment fees increase significantly in a short period of time, and we are unable to recover these increased costs through higher sale prices, a negative impact on our results of operations and liquidity may result. Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those among many countries in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong, Vietnam and the Peoples Republic of China. We sometimes refer to the Peoples Republic of China as China or the PRC. This mix of income can vary significantly from one period to another. Additionally, the deductibility of severance, impairment and other associated costs will affect the effective income tax rate from period to period. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, changes in tax legislation and changes in tax estimates, judgments and forecasts also may affect our tax rate from period to period.

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

Business Outlook

          Recent developments in the financial markets and global economy have increased our exposure to possible liquidity impairment and credit risks. We are exposed to market risk resulting from changes in prices of commodities, such as precious and non-precious metals, fuel and plastic resins. To the extent that we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash. We are also exposed to financial risk resulting from changes in interest and foreign currency rates.

          Considering the issues mentioned above, as well as other risks inherent in our business, we believe we have ample liquidity to fund our business requirements. This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from operations, including $47.2 million for the nine months ended September 26, 2008, and access to our multi-currency credit facility. We have not experienced any limitations in our ability to access funds; although, our borrowing capacity may be constrained by financial covenants established under our credit agreement.

          In our second and third fiscal quarters of 2008, we have implemented a series of actions aimed at increasing future liquidity, improving our operating results and preparing for a widely predicted slowdown of demand in many end markets. Such actions include:

•	price increases across both segments;

•

reductions of general and administrative expenses by $6.0 million to $6.5 million per year and, through consolidation, reduce annual selling and development and engineering expenses by more than $5 million;

•	comprehensively re-sized our indirect labor force and production overhead in both segments by approximately 15% and reduced our direct labor force to fit business needs; and

•

limit capital expenditures to an annual rate of approximately $13 million (or approximately 50% of fiscal 2008 levels) focusing only on projects important to high-growth fiscal portions of our product catalog, particularly wireless and medical technology.

          Our market capitalization is currently below our net book value, but that condition has not been sustained for an extended period of time and has been significantly impacted by extreme volatility in the U.S. equity markets. In spite of this condition, we believe indicators do not suggest testing of goodwill in advance of our annual fourth quarter test.

Results of Operations

Three months ended September 26, 2008 compared to the three months ended September 28, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Three Months Ended				Results as %
	September 26,	September 28,	Change	Change	of Net Sales
	2008	2007	$	%	2008	2007

Net sales	$293,198	$257,093	$36,105	14.0%	100.0%	100.0%
Cost of sales	230,620	196,708	(33,912)	(17.2)	(78.7)	(76.5)

Gross profit	62,578	60,385	2,193	3.6	21.3	23.5
Selling, general and administrative expenses	44,827	35,668	(9,159)	(25.7)	(15.3)	(13.9)
Severance, impairment and other associated costs	4,860	1,858	(3,002)	(161.6)	(1.7)	(0.7)

Operating profit	12,891	22,859	(9,968)	(43.6)	4.3	8.9

Interest expense, net	(4,583)	(638)	(3,945)	(618.3)	(1.6)	(0.2)
Other expense, net	(1,899)	(912)	(987)	(108.2)	(0.6)	(0.4)

Earnings from continuing operations before income tax & minority interest	6,409	21,309	(14,900)	(69.9)	2.1	8.3

Income taxes	539	2,055	1,516	73.8	(0.2)	(0.8)
Minority interest	(204)	(69)	(135)	(195.7)	0.0	0.0

Net earnings from continuing operations	$5,666	$19,185	$(13,519)	70.5%	1.9%	7.5%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of net sales from the Sonion acquisition at Electronics and higher pass-through costs for silver and other metals included in products sold by Electrical. These increases were partially offset by a decline in demand for certain wireless communications products sold by Electronics.

The following table shows our net sales by segment (in thousands):

	Three Months Ended
	September 26, 2008	September 28, 2007	Change $	Change %

Electronics	$195,908	$171,231	$24,677	14.4%
Electrical	97,290	85,862	11,428	13.3%

Total	$293,198	$257,093	$36,105	14.0%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the three months ended September 26, 2008 was 21.3% compared to 23.5% for the three months ended September 28, 2007. The primary factors that caused the decline in our consolidated gross margin were increased start-up costs related to an outsourcing opportunity at Electrical’s North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ wireless communications products and increased material costs at Electrical. Partially offsetting these factors were the initial benefits of price increases in both Electronics and Electrical, which were announced in both the second and third fiscal quarters of 2008.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of Sonion expenses, where integration activities continued through our third fiscal quarter. Since the acquisition date, we have initiated various cost-reducing activities to align Sonion’s selling, general and administrative functions to the historical levels within Electronics.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended September 26, 2008 and September 28, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$11,915	$8,736
Percentage of segment sales	6.1%	5.1%

Electrical	$1,417	$1,322
Percentage of segment sales	1.5%	1.5%

          The increase in research, development and engineering expenses is primarily due to the inclusion of Sonion expenses. To date, Sonion has required a higher level of RD&E spending as a percentage of revenues than has been required at Electronics traditionally. Excluding Sonion, RD&E expense as a percentage of Electronics’ sales was approximately 5.4% and was a result of incurring a consistent level of RD&E spending as compared to the 2007 period, despite a decline in net sales. We believe that future sales in the electronic components markets will be driven by next-generation products, which will require continued design and development activities with our OEM customers.

          Severance, Impairment and Other Associated Costs. We recorded approximately $1.3 million of severance and other associated costs during the three months ended September 26, 2008, mainly in connection with our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China. We also impaired $3.6 million of fixed assets at Electronics.

          Interest. Net interest charges increased as a result of higher average debt balances during the three months ended September 26, 2008 as compared to the same period of 2007, primarily resulting from additional borrowings used to partially finance the Sonion acquisition. Silver leasing fees, which are included in net interest expense, increased as compared to the same period in 2007 primarily due to higher average silver prices.

          Other. Net foreign exchange losses were approximately $1.9 million during the three months ended September 26, 2008, as compared to losses of approximately $0.9 million during the three months ended September 28, 2007. The increase in foreign exchange losses was due primarily to the overall effects of a strengthening of the Chinese renminbi relative to the euro. As the majority of Electronics’ wireless communications products are sold in Europe and produced in China, we are exposed to changes in exchange rates between the currencies of our operations in these locations.

          Income Taxes. The effective income tax rate for the three months ended September 26, 2008 was 8.4% compared to 9.6% for the three months ended September 28, 2007. The decrease in the effective tax rate is primarily a result of the release of a reserve due to the expiration of a statute of limitations, a change in estimates and a higher proportion of net earnings being recognized in lower tax jurisdictions.

          Minority Interest. The increase in minority interest expense was due to improved net earnings at our majority owned connector business in 2008.

     Nine months ended September 26, 2008 compared to the nine months ended September 28, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

	Nine Months Ended				Results as %
	September 26, 2008	September 28, 2007	Change $	Change %	of Net Sales
					2008	2007

Net sales	$884,364	$770,037	$114,327	14.8%	100.0%	100.0%
Cost of sales	703,851	597,630	(106,221)	(17.8)	(79.6)	(77.6)

Gross profit	180,513	172,407	8,106	4.7	20.4	22.4
Selling, general and administrative expenses	136,231	106,142	(30,089)	(28.3)	(15.4)	(13.8)
Severance, impairment and other associated costs	9,497	13,081	3,584	27.4	(1.1)	(1.7)

Operating profit	34,785	53,184	(18,399)	(34.6)	3.9	6.9

Interest expense, net	(11,627)	(2,876)	(8,751)	(304.3)	(1.3)	(0.4)
Other income, net	19	357	(338)	(94.7)	0.0	0.0

Earnings from continuing operations before income tax and minority interest	23,177	50,665	(27,488)	(54.3)	2.6	6.5

Income taxes	1,933	5,473	3,540	64.7	(0.3)	(0.7)
Minority interest	(598)	(354)	(244)	(68.9)	(0.0)	(0.0)

Net earnings from continuing operations	$20,646	$44,838	$(24,192)	(54.0)%	2.3%	5.8%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of seven months of net sales from the Sonion acquisition, higher euro-to-U.S. dollar exchange rates and higher pass-through costs for silver and other metals at Electrical. These increases were partially offset by a decline in demand for certain wireline and power products sold by Electronics, a temporary capacity constraint related to employee retention difficulties surrounding the Chinese New Year and the temporary operations stoppage in Mianyang, China caused by an earthquake.

The following table shows our net sales by segment (in thousands):

	Nine Months Ended
	September 26, 2008	September 28, 2007	Change $	Change %

Electronics	$573,102	$501,420	$71,682	14.3%
Electrical	311,262	268,617	42,645	15.9%

Total	$884,364	$770,037	$114,327	14.8%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the nine months ended September 26, 2008 was 20.4% compared to 22.4% for the nine months ended September 28, 2007. The primary factors that caused our consolidated gross margin decline was a decrease in factory utilization and efficiency at Electrical’s European and North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ wireline communication and power products, increased training and other personnel costs to resolve capacity issues caused by the Mianyang earthquake, the impact of a fair value purchase accounting adjustment on the inventory acquired in the Sonion acquisition, increased training and overtime costs caused by a temporary decline in our labor force in China and the overall impact of including seven months of Sonion’s gross margin. We have initiated various activities to increase Sonion’s gross margin.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of Sonion expenses, where integration activities continue. Since the acquisition date, we have initiated various cost-reducing activities to align Sonion’s selling, general and administrative functions to the historical levels within Electronics.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the nine months ended September 26, 2008 and September 28, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$35,962	$26,371
Percentage of segment sales	6.3%	5.3%

Electrical	$4,674	$3,902
Percentage of segment sales	1.5%	1.5%

          The increase in research, development and engineering expenses is primarily due to the inclusion of Sonion expenses. To date, Sonion has required a higher level of RD&E spending as a percentage of revenues than has been required at Electronics traditionally. Excluding Sonion, RD&E expense as a percentage of Electronics’ sales was 5.6% and was a result of incurring a consistent level of spending as compared to the 2007 period, despite a decline in net sales. We believe that future sales in the electronic components markets will be driven by next-generation products, which will require continued design and development with our OEM customers.

          Severance, Impairment and Other Associated Costs. We recorded approximately $5.9 million of severance and other associated costs during the nine months ended September 26, 2008, mainly in connection with the termination of manufacturing and support personnel primarily in Asia and our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China. We also impaired $3.6 million of fixed assets at Electronics which became idle during the three months ended September 26, 2008.

          Interest. Net interest charges increased as a result of higher average debt balances during the nine months ended September 26, 2008 as compared to the same period of 2007, primarily resulting from additional borrowings used to partially finance the Sonion acquisition. Silver leasing fees, which are included in net interest expense, increased as compared to the same period in 2007 due to higher average prices of silver.

          Other. The decrease in other income is primarily attributable to higher net foreign exchange losses during the nine months ended September 26, 2008 as compared to the nine months ended September 28, 2007. The increase in foreign exchange losses was due primarily to the negative effects of the overall strengthening of local functional currencies, primarily the euro and renminbi, relative to the U.S. dollar, which was partially offset by the settlement of two foreign exchange forward contracts related to the acquisition of Sonion.

          Income Taxes. The effective income tax rate for the nine months ended September 26, 2008 was 8.3% compared to 10.8% for the nine months ended September 28, 2007. The decrease in the effective tax rate is primarily a result of the usage of tax losses in certain jurisdictions, the release of tax reserves caused by statute expirations and the higher proportion of net earnings being recognized in lower tax jurisdictions in 2008 as compared to the same period of 2007.

          Minority Interest. The increase in minority interest expense was due to improved net earnings at our majority owned connector business in 2008.

Liquidity and Capital Resources

          Working capital as of September 26, 2008 was $194.7 million, compared to $231.8 million as of December 28, 2007. This $37.1 million decrease was primarily due to a decrease in cash and cash equivalents and an increase in current installments of long-term debt, which were partially offset by the inclusion of Sonion’s working capital as of February 2008. Cash and cash equivalents, which are included in working capital, decreased from $116.3 million as of December 28, 2007 to $41.3 million as of September 26, 2008, primarily related to cash used for the Sonion acquisition.

          We present our statement of cash flows using the indirect method as permitted under FASB Statement No. 95, Statement of Cash Flows (“SFAS 95”). Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory, and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business and cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.

          Net cash provided by operating activities was $47.2 million for the nine months ended September 26, 2008 as compared to $62.6 million in the comparable period of 2007, a decrease of $15.4 million. The decrease is a result of lower net earnings which were partially offset by decreased working capital.

          Capital expenditures were $23.6 million during the nine months ended September 26, 2008 and $14.9 million in the comparable period of 2007. The increase of $8.7 million in the 2008 period compared to 2007 was due to higher expenditures at Electronics, and were primarily related to the inclusion of Sonion’s capital expenditures for projects in-process as of the acquisition date which we agreed to complete. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future, however, at a level significantly reduced from 2008.

          We used $426.0 million, net of cash acquired, to purchase Sonion during the nine months ended September 26, 2008. We may pursue additional acquisition opportunities in the future.

          We used $10.7 million for dividend payments during the nine months ended September 26, 2008. On July 25, 2008 we announced a quarterly cash dividend of $0.0875 per common share, payable on October 17, 2008 to shareholders of record on October 3, 2008. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the fourth quarter of 2008. Dividend payments are reviewed and determined by our Board of Directors each quarter.

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

          Outstanding borrowings are subject to two financial covenants, which are both computed on a rolling twelve-month basis as of the most recent quarter-end. The first is maximum debt outstanding amounting to three and one-half times our EBITDA, as defined by the credit agreement. In each of the next two years, our maximum debt outstanding limit will decrease by one quarter percent times EBITDA, with the final covenant being three times EBITDA. The second financial covenant is maximum fixed charges, including principal payments of debt, accrued interest expense and income tax payments, amounting to one and one-half times our EBITDA, as defined by the credit agreement. In 2012, our maximum fixed charges requirement will decrease by one quarter percent amounting to one and one-quarter percent times EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions. We are in compliance with these covenants as of September 26, 2008.

          We pay a commitment fee on the unborrowed portion of the commitment, which ranges from 0.20% to 0.30% of the total commitment, depending on our debt-to-EBITDA ratio. The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and is 0.875% to 1.50%, depending on our debt-to-EBITDA ratio, as defined in the credit agreement. The weighted-average interest rate, including the credit margin spread, was 3.97% as of September 26, 2008. Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit facility.

          As of September 26, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $149.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008. Our total credit available under the credit agreement, including standby letters of credit, was approximately $150.0 million at September 26, 2008.

          We had four standby letters of credit outstanding at September 26, 2008 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $7.5 million, outstanding which is due in August 2009.

          We had commercial commitments outstanding at September 26, 2008 of approximately $153.2 million due under precious metal consignment-type leases. This represents a decrease of $32.7 million from the $185.9 million outstanding as of December 28, 2007 and is attributable to volume decreases and lower silver prices at September 26, 2008.

          The only material change in our contractual obligations from the year ended December 28, 2007 through September 26, 2008 was the addition of the debt and related interest payments in our new credit agreement as described above and the repayment of outstanding debt related to our former credit agreement.

          We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets. We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest these earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad. We have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

          All retained earnings are free from legal or contractual restrictions as of December 28, 2007, with the exception of approximately $27.3 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The $27.3 million includes $4.9 million of retained earnings of FRE, a majority owned subsidiary, and includes approximately $2.2 million of retained earnings of Sonion. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

          Note 1 to the unaudited consolidated financial statements beginning on page 7 describes our new and recently adopted accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          We entered into a credit agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The credit facility that was in place at December 28, 2007 was replaced by these new facilities. As of September 26, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $149.0 million under the revolving credit facility. As our long-term borrowings are subject to variable interest rates, we estimate that the carrying amount of our long-term debt approximates fair value (in thousands):

	2008	2009	2010	2011	2012	There- After	Total	Approx. Fair Value

Liabilities
Senior term loan facility	—	$10,000	$30,000	$60,000	$100,000	—	$200,000	$200,000

Weighted average interest rate		3.97%	3.97%	3.97%	3.97%	—

	2008	2009	2010	2011	2012	There- After	Total	Approx. Fair Value

Senior revolving credit facility	—	—	—	—	—	$149,000	$149,000	$149,000
Weighted average Interest rate	—	—	—	—	—	3.97%

          There were no other material changes in market risk exposures that affect quantitative and qualitative disclosures presented in out Form 10-K for the year ended December 28, 2007.

Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 26, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the nine months ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, these controls or procedures. However, we completed the acquisition of Sonion in February 2008 and we are still in the process of evaluating internal control over financial reporting at Sonion.

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

Risk Factors are on page 31.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 40.

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

          We have completed several acquisitions in recent years. We continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired, resulting in our recognition of an impairment loss.

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

          We plan to continue to identify and consummate additional acquisitions to further diversify our businesses and to penetrate or expand important markets. We may not be able to identify suitable acquisition candidates at reasonable prices. Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain. An inability to consummate or integrate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

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

          Our failure to effectively manage these issues may result in:

•	production delays;

•	increased costs of production;

•	excessive inventory levels and reduced financial liquidity;

•	an inability to make timely deliveries; and

•	a decrease in profits or cash flows.

A decrease in availability of our key raw materials could adversely affect our profit margins.

          We use several types of raw materials in the manufacturing of our products, including:

•	precious metals such as silver;

•	other base metals such as copper and brass; and

•	ferrite cores.

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

          Some of our raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. We attempt to limit our exposure to fluctuations in the cost of precious materials, including silver, by obtaining the majority of the precious metal in our facilities through leasing or consignment arrangements with our suppliers. We then typically purchase the precious metal from our supplier at the current market price on the day after shipment to our customer and pass this cost on to our customer. We try to limit our exposure to base metal price fluctuations by attempting to pass through the cost of base metals to our customers, typically by indexing the cost of the base metal, so that our cost of the base metal closely relates to the price we charge our customers, but we may not always be successful in indexing these costs or fully passing through costs to our customers.

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

          Our inability to successfully compete on any or all of the above or other factors may result in reduced sales.

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

          Electronics has the majority of its manufacturing operations in the PRC and Vietnam. Our presence in these countries has enabled Electronics to maintain lower manufacturing costs and to adjust our work force to demand levels for our products. Although these countries have a large and growing economy, the potential economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing over the last several years in the southern coastal provinces of the PRC. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC, our businesses may suffer. We also have manufacturing operations in Tunisia and Mexico, which are subject to unique risks, including earthquakes in Tunisia and the effects of Middle Eastern and Mexican geo-political events.

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

Shifting our operations between regions may entail considerable expense, capital usage and opportunity cost.

          We shift our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant one-time earnings charges and cash payments to account for severance, asset impairments, write-offs, write downs and moving expenses, as well as certain adverse tax consequences including the loss of specialized tax incentives or non-deductible expenses. In addition, as we implement transfers of our operations we may experience disruptions, including strikes or other types of labor unrest resulting from layoffs or termination of employees.

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

          With the exception of approximately $27.3 million of retained earnings as of December 28, 2007 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $27.3 million includes $4.9 million of retained earnings of FRE, a majority owned subsidiary, and includes approximately $2.2 million of retained earnings of Sonion.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

          Our success depends upon the continued contributions of our executive officers and management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

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

          We entered into an agreement on February 28, 2008 providing for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The principal purpose of these new facilities was to fund the acquisition of Sonion. Borrowing against this agreement increased our current outstanding debt by $346.0 million since December 28, 2007. This financing decreased our ratio of earnings to fixed charges and adversely affected other leverage criteria. If the marketplace reacts negatively to our debt levels, our share price could be affected. Covenants with our lenders under this agreement, requiring compliance with specific financial ratios, may also make it difficult for us to obtain additional financing on acceptable terms for future acquisitions and other corporate needs. Although we anticipate meeting such covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquid assets to repay our credit facilities and other indebtedness.

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

Our intellectual property rights may not be adequately protected.

          We may not be successful in protecting our intellectual property through patent or other laws. As a result, other companies may be able to develop and market similar products which could materially and adversely affect our business. We may be sued by third parties for alleged infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

          From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

Our stock price, like that of many technology companies, has been and may continue to be volatile.

          The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or order;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

•	general market or economic conditions.

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

4.4		Amendment No. 3 to the Rights Agreement, dated September 9, 2006, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent.

4.5		Amendment No. 4 to the Rights Agreement, dated September 5, 2008, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent.

10.1		Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1	(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2		Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of February 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the three months ended March 28, 2008).

10.3		Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4		Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.8

Technitrol, Inc. Supplemental Retirement Plan, amended and restated January 1, 2002 (incorporated by reference to Exhibit 10.8 to Amendment No.1 to our Registration Statement on Form S-3 filed on February 28, 2002, File Number 333-81286).

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

10.10	(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10(1) to our Form 8-K dated May 1, 2007).

10.10	(2)	Modification to Letter Agreement agreed to on February 15, 2008 (incorporated by reference to Exhibit 10.10(2) to our Form 8-K dated February 22, 2008).

10.11		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12		Technitrol Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

10.13

Technitrol, Inc. 401(k) Retirement Savings Plan, as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-35334).

10.13	(1)	Amendment No. 1 to Technitrol, Inc. 401(k) Retirement Savings Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.13(1) to our Form 10-K for the year ended December 29, 2006).

10.14

Pulse Engineering, Inc. 401(k) Plan as amended (incorporated by reference to post-effective Amendment No. 1, to our Registration Statement on Form S-8 filed on October 31, 2003, File Number 033-94073).

10.14	(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.15		Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.17

Amended and Restated Consignment Agreement dated November 19, 2007 between Technitrol, Inc. and Sovereign Precious Metals, LLC (incorporated by reference to Exhibit 10.17 to our Form 10-K for the year ended December 28, 2007).

10.18	(1.0)

Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated August 4, 2006 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 28, 2007).

10.18	(1.1)

Letter Amendment dated November 7, 2007 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18(1) to our Form 10-K for the year ended December 28, 2007).

10.18	(1.2)

Letter Amendment dated May 8, 2008 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18(1.2) to our Form 10-Q for the six months ended June 27, 2008).

Exhibit Index, continued

10.18	(2.0)

Consignment and/or Purchase of Silver Agreement dated November 9, 2007 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2) to our Form 10-K for the year ended December 28, 2007).

10.18	(2.1)	Letter Amendment dated May 8, 2008 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2.1) to our Form 10-Q for the six months ended June 27, 2008).

10.18	(3)

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

10.25		CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26		Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the nine months ended September 28, 2007).

10.27		Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.28		Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008.

10.30		Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1		Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.

(Registrant)

November 3, 2008	/s/ Edward J. Prajzner

(Date)	Edward J. Prajzner
Vice President, Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)