Form 10-Q/A
period 2008-09-26
TECHNITROL INC
filed 2008-12-05
CIK 96763

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

Explanatory Note

This Amendment No. 1 to Technitrol, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 26, 2008, filed with the Securities and Exchange Commission on November 3, 2008 (the “Form 10-Q”) is being filed solely to provide corrected certifications pursuant to Exchange Act 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

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