Form 10-K
period 2008-12-26
TECHNITROL INC
filed 2009-02-24
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2008

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates as of June 27, 2008 is $692,238,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Title of each class	Number of shares outstanding February 23, 2009

Common stock par value $0.125 per share	40,998,413

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be used in connection with the registrant’s 2009 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Part I

Item 1	Business

General

          Technitrol, Inc. is a global producer of precision-engineered electronic components and electrical contact products and materials. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our.” We believe we are a leading global producer of these products and materials in the primary markets we serve, based on our estimates of the annual revenues in our primary markets and our share of those markets relative to our competitors. Our electronic components are used in virtually all types of electronic products to manage and regulate electronic signals and power. Our electrical contact products and materials are used in any device in which the continuation or interruption of electrical currents is necessary. In each case, our products are critical to the functioning of the end product.

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

We currently operate our business in two segments:

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

Electronics

          Electronics designs and manufactures a wide variety of highly-customized electronic components and modules. Many of these components and modules capture wireless communication signals, convert sound into communication signals and communication signals into sound, filter out radio frequency interference, adjust and ensure proper current and voltage and activate certain automotive functions. These products are often referred to as antennas, speakers, receivers, microphones, switches, chokes, inductors, filters, transformers and coils. Electronics sells its products to multinational original equipment manufacturers, original design manufacturers, contract manufacturers and distributors.

          Our Electronics business consists of four primary groups. The wireless group includes primarily the antenna products of the LK Products Oy (“LK”) acquisition in 2005, the non-cellular wireless and automotive antenna products of the Larsen Group (“Larsen”) acquisition in 2006 and the speakers and receivers of the Sonion A/S (“Sonion”) acquisition in 2008. The medical technology group includes the electromechanical components and transducers of the Sonion acquisition. The power group includes the power and automotive products of the ERA (“ERA”) acquisition in 2006, our military and aerospace products and other power magnetics products. The network division includes our connectors, filters, chokes and other magnetic components.

Electronics’ products are used in a broad array of industries, including:

•	wireless terminals, such as handsets and personal digital assistants (“PDAs”);

•	hearing instruments and other medical devices;

•	consumer electronics;

•	enterprise networking;

•	professional and consumer audio;

•	military/aerospace;

•	power conversion;

•	telecommunications; and

•	automotive.

Representative end products that use Electronics’ components and modules include:

•	antenna systems for non-cellular wireless and automotive systems;

•	terminal devices, primarily handsets and PDAs;

•	audio receivers and amplifiers, primarily hearing aids and headsets;

•	broadband access equipment including cable modems and digital subscriber line, or DSL, devices for telephone central office and home use;

•	ethernet switches;

•	military/aerospace navigation and weapon guidance systems;

•	power supplies;

•	routers;

•	televisions and DVD players;

•	laptop computers;

•	video game consoles;

•	voice over internet equipment; and

•	automotive drivetrains.

          Electronics’ products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design, engineering and production expertise to meet our customers’ evolving needs. We believe that the industries served by Electronics have been, and will continue to be, characterized by ongoing product innovation that will drive growth in the electronic components industry.

          Electronics generated $723.3 million, or 65.9% our revenues, for the year ended December 26, 2008, and $671.6 million, or 65.4% of our revenues, for the year ended December 28, 2007. Note 20 to the Consolidated Financial Statements contains additional segment information.

Electrical

          Electrical is the only global manufacturer which produces a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. Electrical provides its customers with a broad array of highly engineered products, such as precision stamped contact parts and precious metal coatings, and tools designed to meet unique customer needs. Electrical sells its products primarily to multinational original equipment and design manufacturers.

Electrical’s products are used in a broad array of industries, including:

•	household appliances;

•	automotive;

•	residential and non-residential construction circuitry;

•	commercial and industrial controls;

•	electric power distribution;

•	telecommunications; and

•	consumer electronics.

Representative end products that use Electrical’s products include:

•	electrical circuit breakers;

•	motor and temperature control devices;

•	power substations;

•	sensors;

•	switches and relays;

•	telephone and computer equipment;

•	wiring devices; and

•	products with functional and decorative coatings.

          Electrical’s products generally have long life cycles and significant technological changes are generally infrequent. We believe that technological developments in some of the industries served by Electrical, particularly in the electric power, appliance and automotive industries, along with opportunities arising from customer outsourcing and consolidation of the electrical contact industry, present growth opportunities for Electrical.

          Electrical generated $373.9 million, or 34.1% of our revenues, for the year ended December 26, 2008, and $355.0 million, or 34.6% of our revenues, for the year December 28, 2007. Note 20 to the Consolidated Financial Statements contains additional segment information.

          On February 23, 2009, we announced our intentions to explore monetization alternatives with respect to our Electrical segment. A disposition, if consummated, may be in whole or in part. This process is in an early exploratory phase as there is no requirement or immediate need to commence or complete any transaction or series of transactions. While this process is pending, Electrical will operate normally in all aspects.

Products

          Electronics designs and manufactures a wide array of electronic components and modules. These products are highly-customized to address our customers’ needs. The following table contains a list of some of Electronics’ key products:

Primary Products	Function	Application

Internal handset antenna and handset antenna modules	Capture communication signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other mobile terminal and information devices

Subminiature transducers and electromechanical components	Convert sound waves into electronic signals and control the reproduction of sound; perform power on/off and volume control functions	Hearing aids, headsets and other hearing health applications

Speakers and receivers	Convert electronic signals into sound	Cell phones, PDAs and other mobile terminal devices

Mobile and portable antennas	Capture and transmit non-cellular signals	Global positioning systems, automotive antennas and machine-to-machine communication

Discrete filter or choke	Separate high and low frequency signals	Network switches, routers, hubs and personal computers

Phone, fax and alarm systems used with digital subscriber lines, or DSL

Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic applications	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles

Inductor/chip inductor	Regulate electrical current under conditions of varying load	AC/DC & DC/DC power supplies

Mobile phones and portable devices

Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies

Signal transformer	Limit distortion of signal as it passes from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems

Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines

Other automotive coils	Provide power for a variety of automotive electronic functions	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control

          Electrical designs and manufactures a wide array of contact materials, parts and completed contact subassemblies. The following table contains a list of some of Electrical’s key products:

Primary Products	Function	Application

Contact prematerial such as wire and metal tapes	Raw materials	Integrated into our customers’ electrical contact parts

Electrical contact parts, either discrete or affixed to precision stamped parts	Complete or interrupt an electrical circuit	Electrical switches, relays, circuit breakers and motor controls

Component subassemblies	Integrate contact with precision stampings and plastic housings	Sensors and control devices

Sales, Marketing and Distribution

          Electronics and Electrical sell products predominantly through separate worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers’ organizations. This interaction extends throughout a product’s life cycle, engendering strong customer relationships. As of December 26, 2008, Electronics had approximately 76 salespeople and 13 sales offices worldwide and Electrical had approximately 36 salespeople and 7 sales offices worldwide.

          We provide technical and sales support for our direct and indirect sales force. We believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Customers and End Markets

          We sell our products and services to original equipment manufacturers and original design manufacturers, which design, build and market end-user products. Electronics also sells its products to contract equipment manufacturers. We sometimes refer to original equipment manufacturers as “OEMs”, original design manufacturers as “ODMs” and contract equipment manufacturers as “CEMs.” ODMs contract with OEMs to design the OEM’s products. CEMs contract with OEMs to manufacture the OEM’s products. Many OEMs use CEMs primarily or exclusively to build their products. Independent distributors sell components and materials to both OEMs and CEMs. Nonetheless, OEMs generally control the decision as to which component designs best meet their needs. Accordingly, we consider OEMs to be customers for our products even if they design products through ODMs or purchase our products through CEMs or independent distributors. In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEMs, ODMs, CEMs and distributors.

          For the years ended December 26, 2008, December 28, 2007 and December 29, 2006, a group of affiliated customers, when aggregated, accounted for more than 10% of our consolidated net sales in each year. These customers were a major cell phone manufacturer and a CEM for the cell phone manufacturer. For the years ended December 26, 2008 and December 28, 2007, the major cell phone manufacturer solely accounted for more than 10% of our consolidated net sales. Sales to our ten largest customers accounted for 46.2% of net sales for the year ended December 26, 2008, 47.5% of net sales for the year ended December 28, 2007 and 38.0% of net sales for the year ended December 29, 2006.

          An increasing percentage of our sales in recent years has been outside of the United States. For the years ended December 26, 2008, December 28, 2007 and December 29, 2006, 88.2%, 88.1% and 86.9% of our net sales were outside of the United States, respectively. Sales made by Electronics to its customers outside of the United States accounted for 89.6% of its net sales for the year ended December 26, 2008, 89.4% of its net sales for the year ended December 28, 2007 and 89.6% for the year ended December 29, 2006. Sales made by Electrical to its customers outside the United States accounted for 85.6% of its net sales for the year ended December 26, 2008, 85.8% of its net sales for the year ended December 28, 2007 and 81.8% of its net sales for the year ended December 29, 2006.

Manufacturing

          We have developed our manufacturing processes in ways intended to maximize our profitability without sacrificing quality. The manufacturing of Electronics’ magnetic components, connectors, chokes and filters tends to be labor intensive and highly variable. This model enables us to increase and decrease production rapidly to contain costs during slower periods, reflecting the relatively greater degree of cyclicality in these product lines. Conversely, the manufacturing of Electronics’ antennas, speakers, receivers, power, automotive and military/aerospace products are highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production. Electrical’s products tend to have longer life cycles that require extended development periods. As a result, we have automated or mechanized many functions at Electrical’s facilities and vertically integrated our products in an attempt to utilize all of our manufacturing capabilities to create products that are higher value added and at a lower cost.

          Generally, our engineers design products to meet our customers’ product needs and then we mass-produce the products once a contract is awarded by, or orders are received from, our customer. To a much lesser extent, we also service customers that design their own components and outsource production of these components to us. In such case, we build the components to the customer’s design.

          The absolute productive capacity of our facilities is difficult to quantify. In any facility, maximum capacity and utilization vary periodically depending on the segment’s manufacturing strategies, the product being manufactured, current market conditions and customer demand. Therefore, we cannot accurately estimate or forecast our utilization of overall production capacity at a given time.

Research, Development and Engineering

          Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers. We work closely with OEMs and ODMs to identify their design and engineering requirements. We maintain strategically located design centers throughout the world where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Our design process is a disciplined and orderly process that uses a product lifecycle management system to track the level of design activity enabling us to manage and improve how our engineers design products. We typically own the customized designs used to make products. In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers. This revenue is not material to our financial statements.

          Electronics’ research, development and engineering expenditures were $46.5 million for the year ended December 26, 2008, $35.1 million for the year ended December 28, 2007 and $35.0 million for the year ended December 29, 2006. The increase at Electronics over the past three years is primarily due to the inclusion of research, development and engineering expenditures of acquired companies since the date of acquisition. Excluding Sonion, research, development and engineering expenditures for the year ended December 26, 2008 approximated those in the 2007 period. Electrical’s research, development and engineering expenditures were $5.9 million for the year ended December 26, 2008, $5.3 million for the year ended December 28, 2007 and $4.6 million for the year ended December 29, 2006. Over the past three years, Electrical has invested in research, development and engineering in order to improve our technological expertise and focus on product development. We intend to continue investing in personnel and new technologies so that our consolidated net sales will be positively impacted by factors such as improved product performance, higher quality and a broader product portfolio.

Competition

          We believe we are a market leader in the primary markets we serve based on our estimates of the size of those markets in annual revenues and our share of those markets relative to our competitors. We do not believe that any one company competes with all of the product lines of either Electronics or Electrical on a global basis. However, both Electronics and Electrical frequently encounter strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally, or through CEMs, manufacture some of the products offered by Electronics and Electrical. We believe that this represents an opportunity to capture additional market share as OEMs continue to outsource component manufacturing. Therefore, we pursue opportunities to convince these OEMs that our economies of scale, purchasing power and manufacturing core competencies enable us to produce these products efficiently. Increasingly, Electronics’ competitors are located in Asia and enjoy very low cost structures and very low cost of capital. Many of these competitors aggressively seek market share at the detriment of profits. However, as a result, a number of our competitors located in Asia may not be able to sustain their operations during periods of economic turmoil, such as the one currently underway.

Competitive factors in the markets for our products include:

•	product quality and reliability;

•	global design and manufacturing capabilities;

•	breadth of product line;

•	price;

•	customer service; and

•	delivery time.

          We believe we are adequately competitive with respect to each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our continuing commitment to invest in and improve our manufacturing and designing resources and our close relationships with our customers’ engineers. The breadth of our product offering provides customers with the ability to satisfy multiple electronic component or electrical contact needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities and our focus on continually reducing our production expenses reduces our manufacturing costs and enables us to price our products competitively.

Employees

          As of December 26, 2008, we had approximately 21,400 full-time employees as compared to 26,100 as of December 28, 2007. The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the People’s Republic of China (“PRC” or “China”). Such employees numbered approximately 8,200 and 14,100 as of December 26, 2008 and December 28, 2007, respectively. The net decrease in employees from 2007 to 2008 was primarily the result of voluntary and involuntary reductions in our global workforce necessary to match our estimated capacity requirements with our anticipated future demand. The decrease in 2008 was net of approximately 4,900 employees acquired with Sonion. Headcount reductions have been made throughout the former Sonion operations since their acquisition. Of the 21,400 full-time employees, approximately 650 were located in the United States. There are no employees in the United States covered by collective-bargaining agreements. We have not experienced any major work stoppages and consider our relations with our employees to be good.

Raw Materials

          Raw materials necessary for the manufacture of our products include:

•	precious metals such as silver;

•	plastics and plastic resin;

•	base metals such as copper and brass; and

•	ferrite cores.

          Currently, we do not have significant difficulty obtaining any of our raw materials and do not anticipate that we will face any significant difficulty in the near future. However, some of these materials are produced by a limited number of suppliers. We may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products. The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

          Electrical uses precious metals, primarily silver, in manufacturing many of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these precious metals through consignment arrangements with our suppliers. Leasing and consignment costs have historically been substantially below the costs to borrow funds to purchase the metals and these arrangements eliminate the effect of fluctuations in the market price associated with owned precious metal. Electrical’s terms of sale generally allow us to charge customers for the fabricated market value of silver on the day after we ship the silver bearing product to the customer. See additional discussions of precious metals on page 23.

Backlog

          Our backlog of orders at December 26, 2008 was $92.3 million compared to $94.8 million at December 28, 2007. We expect to ship the majority of the backlog over the next three months. We do not believe that our backlog is an accurate indicator of near-term business activity because short lead times, current demand uncertainty on the part of our customers, increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog. Orders from these arrangements typically are not reflected in backlog.

Intellectual Property

          We utilize proprietary technology, often developed and protected by us or, to a much lesser extent, licensed from others. Also, we require every employee to enter into confidentiality agreements with us and we restrict access to our proprietary information.

          Existing legal protections afford only limited advantage to us. For example, others may independently develop similar or competing products or attempt to copy or use aspects of our products that we regard as proprietary. Furthermore, intellectual property law in certain areas of the world may not fully protect products or technology.

          While our intellectual property is important to us in the aggregate, we do not believe any individual patent, trademark, or license is material to our business or operations.

Environmental

          Our manufacturing operations are subject to a variety of local, state, federal and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws. However, in the normal course of business, environmental issues may arise. We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

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

Cyclical changes in the markets we serve could result in a significant decrease in demand for our products, which may reduce our profitability and/or our ability to retire debt.

          Our components are used in various products for the electronic and electrical markets. These markets are cyclical. Generally, the demand for our components reflects the demand for products in the electronic and electrical equipment markets. A contraction in demand would result in a decrease in sales of our products, as our customers:

•	may cancel existing orders;

•	may introduce fewer new products;

•	may discontinue current products; and

•	may decrease their inventory levels.

          A decrease in demand for our products would have a significant adverse effect on our operating results, profitability and cash flows which may adversely affect our liquidity, our ability to retire debt or our ability to comply with debt covenants. Accordingly, we may experience volatility in our revenues, profits and cash flows.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our cost structure.

          The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while concurrently reducing costs through efficient raw material procurement, process and product improvements and focusing operating expense levels. Our profit margins and cash flows may suffer if we are unable to reduce our overall cost structure relative to decreases in sales prices.

Rising raw material and production costs may decrease our gross margin.

          We use commodities such as copper, brass, aluminum, nickel and plastic resins in manufacturing our products. Prices of these and other raw materials have experienced significant volatility in the recent past. Other manufacturing costs, such as direct and indirect labor, energy, freight and packaging costs, also directly impact the costs of our products. If we are unable to pass increased costs through to our customers or recover the increased costs through production efficiencies, our gross margin may suffer.

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

An inability to capitalize on our prior or future acquisitions or our decisions to strategically divest our current businesses may adversely affect our business.

          We have completed several acquisitions in recent years. We continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired, resulting in our recognition of an impairment loss similar to the loss recorded in the year ended December 26, 2008.

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

          Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

•	cause a disruption in our ongoing business;

•	distract our managers;

•	increase our debt and leverage;

•	unduly burden our other resources; and

•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

Alternatively, we may also consider making strategic divestitures, which may:

•	cause a disruption in our ongoing business;

•	distract our managers;

•	unduly burden our other resources; and

•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

          In addition, we may record impairment losses in the future. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review, include significant changes in the use of any asset, changes in historical trends in operating performance, a significant decline in the price of our common stock, changes in projected operating performance and significant negative economic trends.

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

          Most of our sales are made on a purchase order basis. In addition, to the extent we have agreements in place with our customers, most of these agreements are either short-term in nature or provide our customers with the ability to terminate the arrangement. Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination. We will lose business and our revenues may decrease if a significant number of customers:

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

          Leasing/consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material. Fees charged by the consignor are driven by interest rates and the market price of the consigned material. The market price of the consigned material is determined by its supply and demand. Consignment fees may increase if interest rates or the price of the consigned material increase.

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

Competition may result in reduced demand for our products and reduced sales.

          Both Electronics and Electrical frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

•	product quality and reliability;

•	global design and manufacturing capabilities;

•	breadth of product line;

•	price;

•	customer service; and

•	delivery time.

          Our inability to successfully compete on any or all of the above or other factors may result in reduced sales.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

          We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow. In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors. Although we engage in limited hedging transactions including foreign currency exchange contracts to reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

Our international operations subject us to the risks of unfavorable political, regulatory, labor and tax conditions in other countries.

          We manufacture and assemble most of our products in locations outside the United States, including China, Mexico, Poland and Vietnam and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

          Risks inherent in doing business internationally may include:

•	the inability to repatriate cash on a timely basis;

•	economic and political instability;

•	expropriation and nationalization;

•	trade restrictions;

•	capital and exchange control programs;

•	transportation delays;

•	uncertain rules of law;

•	foreign currency fluctuations; and

•	unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

          The majority of Electronics’ manufacturing occurs in the PRC and Vietnam. Although these countries have large and growing economies, economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing rapidly over the last several years in southern China. While China and Vietnam have been receptive to foreign investment, these policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries.

          We have benefited in prior years from favorable tax incentives and we operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate. We have been granted special tax incentives, including tax holidays, in jurisdictions such as the PRC, Puerto Rico and Vietnam. This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with similar tax incentives or policies. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to recognize or take advantage of similar benefits in the future.

Shifting our operations between regions may entail considerable expense, capital usage and opportunity costs.

          Within countries in which we operate, particularly China, we sometimes shift our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant earnings charges and cash payments to account for severance, asset impairments, write-offs, write-downs, moving expenses, start-up costs and inefficiencies, as well as certain adverse tax consequences including the loss of specialized tax incentives or non-deductible expenses.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

          A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from the PRC. Foreign exchange ceilings imposed by local governments, such as the PRC, and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash transfers from time to time. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen.

          With the exception of approximately $29.9 million of retained earnings as of December 26, 2008 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $29.9 million includes $5.2 million of retained earnings of a majority owned subsidiary and includes approximately $2.3 million of retained earnings of the former Sonion operations.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

          Our success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

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

          As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks. However, not all risks are insured, and those that are insured differ in covered amounts by type of risk, end market and customer location. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to write comparable coverage at similar costs, or if we are not fully insured for a particular risk in a particular place, then we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

          Also, our components, modules and other products are used in a broad array of representative end products. If our insurance program does not adequately cover liabilities arising from the direct use of our products or as a result of our products being used in our customers’ products, we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

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

          We were in compliance with all covenants in our credit agreement as of December 26, 2008. However, we amended our credit agreement on February 20, 2009. The $200.0 million senior loan facility is unchanged, however, the senior revolving credit facility is now $175.0 million. Our credit agreement dated February 28, 2008 was in place at December 26, 2008. Borrowing against this agreement was $336.0 million at December 26, 2008. We believe the severe economic crisis that began in late 2008 and continues into 2009 has resulted in the mere existence of this debt having a significant adverse affect on our share price. Our share price may continue to be depressed until our debt is significantly reduced.

          Covenants with our lenders under both agreements, require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs. Although we anticipate meeting our amended covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquid assets to repay our credit facilities and other indebtedness. In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

Our results may be negatively affected by changing interest rates.

          We are subject to market risk from exposure to changes in interest rates. To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments. We do not expect changes in interest rates to have a material effect on income or cash flows in the foreseeable future, although there can be no assurances that interest rates will not significantly change or that our results would not be negatively affected by such changes.

Our intellectual property rights may not be adequately protected.

          We may not be successful in protecting our intellectual property through patent laws, other regulations or by contract. As a result, other companies may be able to develop and market similar products which could materially and adversely affect our business. We may be sued by third parties for alleged infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

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

          The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors, some of which may be beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or order;

•	the existence of debt levels which significantly exceed our cash levels;

•	changes in our liquidity, capital resources or financial position;

•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

•	general market or economic conditions.

Worldwide Recession and Disruption of Financial Markets.

          The current slowdown in economic activity caused by the ongoing global recession and the reduced availability of liquidity and credit could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

Item 1b	Unresolved Staff Comments

          None

Item 2	Properties

          We are headquartered in Trevose, Pennsylvania where we lease approximately 8,000 square feet of office space. Through Electronics and Electrical, we operated 22 manufacturing plants in seven countries as of December 26, 2008. We continually seek to size our operations in order to maximize cost efficiencies. Accordingly, in the future, we may take further actions to increase or decrease our manufacturing capacity. To maximize production efficiencies, we seek, whenever practical, to establish manufacturing facilities in countries where we can take advantage of low labor and production costs and, if available, various government incentives and tax benefits. We also seek to maintain facilities in those regions where we market our products in order to maintain a local presence with our customers.

          The following is a list of the locations of our principal manufacturing facilities at December 26, 2008:

Electronics

Location (1)	Approx. Square Ft. (2)	Owned/Leased	Approx. Percentage Used For Manufacturing

Zhuhai, PRC	374,000	Leased	100%
Ningbo, PRC	363,000	Owned	80%
Mianyang, PRC	295,000	Leased	75%
Suzhou, PRC	239,000	Leased	100%
Dongguan, PRC	231,000	Leased	100%
Ho Chi Minh City, Vietnam	119,000	Owned	60%
Mierzyn, Poland	72,000	Leased	35%
Shenzhen, PRC	68,000	Leased	100%
Herrenberg, Germany	52,000	Leased	80%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Meinerzagen, Germany	16,000	Leased	80%

Total	1,874,000

(1)

In addition to these manufacturing locations, Electronics has 349,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Electronics’ headquarters in San Diego, California. In addition, Electronics leases approximately 1,376,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2)	Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

Electrical

Location (1)	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing

Pforzheim, Germany	490,000	Owned	65%
Sinsheim, Germany	222,000	Owned	60%
Export, Pennsylvania	115,000	Leased	80%
Tianjin, PRC	62,000	Leased	90%
Mexico City, Mexico	38,000	Leased	90%
Luquillo, Puerto Rico	32,000	Owned	80%
Madrid, Spain	31,000	Owned	90%

Total	990,000

(1)	Engineering, sales and administrative support functions for Electrical are generally contained in each of these locations.

Item 3	Legal Proceedings

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008 High	$28.99	$25.28	$17.37	$15.35
2008 Low	$19.51	$17.05	$12.16	$2.47

2007 High	$26.77	$29.23	$29.10	$30.50
2007 Low	$21.06	$25.18	$22.00	$24.87

          On December 26, 2008, there were approximately 961 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding. See additional discussion on restricted retained earnings of subsidiaries in Item 7, Liquidity and Capital Resources, and in Note 12 of our Consolidated Financial Statements.

          We paid $14.3 million for dividend payments during the year ended December 26, 2008. On October 24, 2008, we announced a quarterly cash dividend of $0.0875 per common share, payable on January 16, 2009 to shareholders of record on January 2, 2009. This quarterly dividend will result in a cash payment to shareholders of approximately $3.6 million in the first quarter of 2009. We expect to continue making quarterly dividend payments for the foreseeable future, however, we announced on January 22, 2009 that the quarterly dividend payable on April 17, 2009 will be reduced to $0.025 per common share. We used $14.3 million and $14.2 million for dividend payments during the years ended December 28, 2007 and December 29, 2006.

          Information as of December 26, 2008 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,005,000	$17.99	3,013,064

Equity compensation plans not approved by security holders	—	—	—

Total	6,005,000	$17.99	3,013,064

          On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”). During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 3,013,064 shares remaining available for future issuance, 2,175,949 shares are attributable to our Incentive Compensation Plan, 812,099 shares are attributable to our ESPP and 25,016 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock-based compensation plans.

Comparison of Five-Year Cumulative Total Return

          The following graph compares the growth in value on a total-return basis of $100 investments in Technitrol, the Russell 2000® Index and the Dow Jones U.S. Electrical Components and Equipment Industry Group Index between December 26, 2003 and December 26, 2008. Total-return data reflect closing share prices on the final day of each Technitrol fiscal year. Cash dividends paid are considered as if reinvested. The graph does not reflect intra-year price fluctuations.

          The Russell 2000® Index consists of approximately the 2,000 smallest companies and about 10% of the total market capitalization of the Russell 3000® Index. The Russell 3000 represents about 98% of the investable U.S. equity market.

          At December 26, 2008, the Dow Jones U.S. Electrical Components and Equipment Industry Group Index included the common stock of Amphenol Corp., Anixter International, Inc., Arrow Electronics, Inc., ATMI, Inc., Avnet, Inc., AVX Corp., Baldor Electric Co., Belden CDT, Inc., Benchmark Electronics, Inc., Commscope, Inc., Cooper Industries Ltd. Class A, CTS Corp., Emerson Electric Co., Energy Conversion Devices, Inc., EnerSys, Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hubbell Inc. Class B, Itron, Inc., Jabil Circuit, Inc., Littelfuse, Inc., Methode Electronics, Inc., Molex, Inc. and Molex, Inc. Class A, Park Electrochemical Corp., Plexus Corp., Regal-Beloit Corp., Sanmina-SCI Corp., SPX Corp., Technitrol, Inc., Thomas & Betts Corp., Tyco Electronics Ltd., Wesco International, Inc. and Vishay Intertechnology, Inc.

	2003	2004	2005	2006	2007	2008

Technitrol	$100.00	$87.99	$84.18	$119.37	$147.04	$17.35
Russell 2000® Index	$100.00	$118.82	$124.23	$147.05	$145.83	$91.41
Dow Jones U.S. Electrical Components & Equipment Industry Group Index	$100.00	$94.30	$96.79	$109.15	$132.20	$62.81

Item 6	Selected Financial Data (in thousands, except per share amounts)

	2008(9)(8)	2007	2006(7)(6)	2005(6)(5)	2004(4)(3)

Net sales	$1,097,163	$1,026,555	$954,096	$616,378	$561,298

(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(274,505)	$61,657	$56,895	$(25,828)	$7,107
Cumulative effect of accounting changes, net of income taxes	—	—	75	(564)	—
Net (loss) earnings from discontinued operations	(1,253)	—	233	(472)	(179)

Net (loss) earnings	$(275,758)	$61,657	$57,203	$(26,864)	$6,928

Basic (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting	$(6.74)	$1.52	$1.41	$(0.65)	$0.18
Cumulative effect of accounting changes, net of income taxes	—	—	0.00	(0.01)	—
Net (loss) earnings from discontinued operations	(0.03)	—	0.01	(0.01)	(0.01)

Net (loss) earnings	$(6.77)	$1.52	$1.42	$(0.67)	$0.17

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(6.74)	$1.51	$1.40	$(0.65)	$0.18
Cumulative effect of accounting changes, net of income taxes	—	—	0.00	(0.01)	—
Net (loss) earnings from discontinued operations	(0.03)	—	0.01	(0.01)	(0.01)

Net (loss) earnings	$(6.77)	$1.51	$1.41	$(0.67)	$0.17

Total assets	$769,911	$821,353	$769,480	$684,902	$636,528
Total long-term debt	$343,189	$10,467	$57,391	$83,492	$7,255
Shareholders’ equity	$197,446	$561,079	$479,029	$417,264	$464,862
Net worth per share	$4.82	$13.72	$11.76	$10.30	$11.49
Working capital (1)	$175,876	$231,817	$189,004	$209,841	$238,898
Current ratio	2.0 to 1	2.2 to 1	2.0 to 1	2.1 to 1	2.9 to 1
Number of shares outstanding:
Weighted average, including common stock equivalents	40,744	40,794	40,594	40,297	40,411
Year end	40,998	40,901	40,751	40,529	40,448
Dividends declared per share (2)	$0.35	$0.35	$0.35	$0.35	$—
Price range per share:
High	$28.99	$30.50	$32.28	$19.03	$23.28
Low	$2.47	$21.06	$16.78	$12.20	$16.10

(1)	Includes cash and cash equivalents and current installments of long-term debt.
(2)	On February 2, 2005 we resumed the practice of paying a quarterly dividend.
(3)	During 2004, we recorded $18.5 million in intangible asset impairments, less a $2.2 million tax benefit.
(4)

On September 13, 2004 we acquired a majority interest in Full Rise Electronic Co. Ltd. (“FRE”), and began consolidating FRE’s results, less a minority interest. Our investment in FRE was previously accounted for under the equity method.

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

(7)	On January 4, 2006, we acquired the ERA Group for $53.4 million in cash.
(8)

On February 28, 2008, we acquired Sonion A/S for $426.4 million in cash, which was financed primarily through borrowings from our multi-currency credit facility. Additionally, a plan for the divestiture of the MEMS division of Sonion A/S was approved during the third quarter of 2008, and is reflected as a discontinued operations.

(9)

During the fourth quarter of 2008, we recorded a $310.4 million intangible asset impairment, less a $17.6 million tax benefit. See Note 5 to the Consolidated Financial Statements for a description of the impairment.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section of this report on pages 9 through 16.

Overview

          We are a global producer of precision-engineered electronic components and electrical contact products and materials. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the annual revenues of our primary markets and our share of those markets relative to our competitors.

          We currently operate our business in two segments:

•	our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets, and

•	our Electrical Contact Products Group, which we refer to as Electrical and is known as AMI Doduco in its markets.

          General. We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by acquisitions, product mix within each segment and capacity utilization. Electrical’s gross margin is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to those of our Electrical segment. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line that has less turnover and less frequent variation in the prices of products sold relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. However, changes in unit volume and unit prices will affect our net sales and gross margin from period to period. Additionally, due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Also, changes in foreign exchange rates, especially the U.S. dollar to the euro, the U.S. dollar to the Chinese renminbi and the U.S. dollar to the Danish krone affect U.S. dollar reported sales.

          We believe our focus on acquisitions, technology and cost reduction programs provide us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have broadened our product offerings in new or existing markets. For example, Sonion was acquired in February 2008. Sonion was headquartered in Roskilde, Denmark and produces microacoustic transducers and electromechanical components used in hearing instruments and medical devices and speakers and receivers used in mobile communication devices. Also, we purchased the assets of Larsen in December 2006. Larsen was headquartered in Vancouver, Washington and manufactures advanced antenna systems for non-cellular wireless and automotive applications. In addition, ERA was acquired in January 2006.ERA was based in Herrenberg, Germany and was a leading producer of electronic coils and transformers primarily for the European automotive, heating/ventilation/air conditioning and appliance markets. We may pursue additional acquisition opportunities in the future.

          Divestitures. On February 23, 2009, we announced our intentions to explore monetization alternatives with respect to our Electrical segment. A disposition, if consummated, may be in whole or in part. This process is in an early exploratory phase as there is no requirement or immediate need to commence or complete any transaction or series of transactions. While this process is pending, Electrical will operate normally in all aspects. In 2008, we announced a plan to sell of Electronics’ non-core microelectromechanical systems (“MEMS”) microphone business which was purchased ancillary to the Sonion acquisition. We have reflected the results of the MEMS operation as a discontinued operation in our 2008 consolidated financial statements. Also, in 2006, the remaining fixed assets of Electrical’s previously divested bimetal and metal cladding operations were sold, resulting in a $0.6 million gain.

          Technology. Our products must change along with changes in technology, availability and price of raw materials, design and preferences of the end users of our products. Regulatory requirements also impact the design and functionality of our products. We address these conditions by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies in order to meet customer demands.

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

          Cost Reduction Programs. As a result of our focus on both economic and operating profit, we continue to aggressively size both segments so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of future expenses associated with these actions will depend on specific actions taken. Actions taken over the past several years such as plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs. The majority of these eliminated costs represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation savings from disposed equipment, rental payments from the termination of lease agreements and amortization savings from the impairment of identifiable intangible assets. We have also reduced overhead costs as a result of relocating factories to lower-cost locations. Savings from these actions will impact cost of sales and selling, general and administrative expenses, however, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational inefficiencies or other changes in operating strategies.

          During the year ended December 26, 2008, we incurred a charge of $15.0 million for a number of cost reduction actions. These accruals include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at Electronics’ operations primarily in Asia, Europe and North America, $1.3 million of severance and related payments resulting from the termination of manufacturing and support personnel at Electrical and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. Additionally, we recorded fixed asset impairments of $3.6 million and $0.5 million at Electronics and Electrical, respectively.

          During the year ended December 28, 2007, we incurred a charge of $18.0 million for a number of cost reduction actions. These accruals include severance and related payments of $10.6 million resulting from the termination of manufacturing and support personnel at Electronics’ operations in Asia, Europe and North America, $0.4 million related to the termination of manufacturing and support personnel at Electrical’s operations in Europe and $5.5 million for the write down of certain Electronics’ fixed assets to their disposal values. Additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.

          During the year ended December 29, 2006, we incurred a charge of $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel at Electronics of $5.2 million, $1.6 million for severance and related payments to manufacturing and support personnel at Electrical, $1.6 million for the write down of certain Electronics’ fixed assets to their disposal values and $0.4 million of other plant closure, relocation and similar costs associated with these activities.

          International Operations. As of December 26, 2008, we had manufacturing operations in seven countries and had significant net sales in U.S. dollar, euro and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi, the U.S. dollar and the euro, the U.S. dollar and the Danish krone and each of these and other foreign currencies relative to each other, especially the euro and renminbi. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. consolidated financial statements. Electrical’s European operations are denominated primarily in euro. Certain divisions of Electronics’ wireless, medical technology and power groups’ sales are denominated primarily in euro and renminbi. Net earnings may also be affected by the mix of sales and expenses by currency within each division. We may also experience a positive or negative translation adjustment to equity because our investments in our non-U.S. dollar-functional subsidiaries may translate to more or less in U.S. dollars for our U.S. consolidated financial statements. For example, during the year ended December 26, 2008, we experienced a negative translation adjustment of approximately $69.0 million. Foreign currency gains or losses may also be incurred when non-functional currency-denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency, and the costs associated with the contracts. During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Both of these forward contracts were settled on the Sonion acquisition date, resulting in a $6.0 million net foreign exchange gain. At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi. The fair value of these forward contracts was $0.1 million as determined through use of Level 2 inputs as defined by the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”). These contracts are used to mitigate the risk of currency fluctuations at our Polish, Danish and Chinese operations.

          Precious Metals. Our Electrical segment uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Our suppliers invoice us based on the market value of the precious metal on the day after shipment to the customer as well. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing or consignment costs increase significantly in a short period of time, and we are unable to recover these increased costs through higher sales prices, a negative impact on our results of operations and liquidity may result. Leasing and consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions such as those among many countries in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong, Vietnam and the PRC. This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other associated costs. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, tax legislation, estimates, judgments and forecasts may affect our tax rate from period to period.

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

Business Outlook

          Recent adverse developments in the financial markets and the dramatic contractions in the global economy have increased our exposure to possible liquidity impairment and credit risks. We are exposed to market risk resulting from changes in prices of commodities, such as precious and non-precious metals, fuel and plastic resins. To the extent we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash. We are also exposed to financial risk resulting from changes in interest and foreign currency rates.

          Considering the issues mentioned above, as well as other risks inherent in our business, we believe we have ample liquidity to fund our business requirements. This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from operations, including $71.5 million for the year ended December 26, 2008, and access to our multi-currency credit facility. We did not experience any limitations in our ability to access funds during 2008. However, given the rapid deterioration of customer demand during the final four months of 2008 and the uncertainty of business conditions improving in 2009, we took proactive measures to renegotiate certain covenants in our credit agreement to avoid breaching our covenants in the future. On February 20, 2009, we amended our credit agreement to reset certain covenants to provide us with more flexibility in light of very uncertain operating activity.

          Beginning in mid-2008, we implemented a series of actions aimed at increasing future liquidity, improving our operating results and managing a slowdown of demand evident in many end markets. Such actions include:

•	price increases across both segments;

•

reductions of selling, general and administrative expenses by approximately $20.0 million per year through a combination of furloughs, short work weeks, tightened overall spending controls and reduction in personnel;

•	comprehensively re-sized our indirect labor force and production overhead in both segments resulting in approximately $8.0 million of savings per year;

•	limiting capital expenditures to an annual rate of approximately 50% of fiscal 2008 levels, focusing spending on projects important to high-growth portions of our product offerings; and

•	monetizing assets, including the Electrical segment and MEMS.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements on pages 48 through 52 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for inventory, purchase accounting, goodwill and identifiable intangibles, income taxes, defined benefit plans, contingency accruals and severance and asset impairment. Actual results could differ from these estimates. The following critical accounting policies that are reviewed by our Audit Committee of our Board of Directors are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

          Inventory Valuation. We carry our inventories at lower of cost or market. We establish inventory provisions to write down excess and obsolete inventory to market value. We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory. The establishment of inventory provisions requires judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements. In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected. However, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected. Inventory provisions at December 26, 2008 and December 28, 2007 were $15.3 million and $12.9 million, respectively.

          Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which typically does not exceed twelve months.

          Goodwill and Identifiable Intangibles. We perform an annual review of goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangibles (“SFAS 142”), in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of our recorded goodwill is impaired. For each reporting unit, the impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value. If the net book value of the reporting unit exceeds the fair value, we would perform the second step of the impairment test which requires the allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We have identified five reporting units, which are our Electrical segment, Electronics’ legacy group, including our power and network divisions and excluding FRE, Electronics’ wireless group, Electronics’ medical technology group and FRE.

          Our 2008 review incorporated both an income and a comparable-companies market approach to estimate any potential impairment. The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. We develop the future net cash flows during our annual budget process, which is generally completed in our fourth fiscal quarter each year. The growth rates we use are an estimate of the future growth in the industries in which we participate. Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.

          The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than only using the income approach as we had done in prior years. We, as well as substantially all of the comparable companies utilized in our evaluation, are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

          As a result of our 2008 review, we recorded a pre-tax goodwill and other indefinite-lived intangible asset impairment of $254.7 million. Refer to Note 5 of the Consolidated Financial Statements for additional details.

          The determination of the fair value of the reporting units and the allocation of that value to the individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include, but are not limited to, the selection of the appropriate discount rate, terminal growth rates, forecasted net cash flows, appropriate peer group companies and control premiums appropriate for acquisitions in the industries in which we compete. Due to the inherent uncertainty involved in making these estimates, actual findings could differ from those estimates. Changes in assumptions concerning projected financial results or any of the other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. Additionally, significant changes in any of these estimates or assumptions in the future may result in a future impairment. Changes in key assumptions would affect the recognized goodwill impairment as follows (in millions, except assumption percentages):

	Assumption	Increase 100 Basis points	Decrease 100 Basis points

Discount rate	21.5%	$8.1	$(8.9)
Terminal growth rate	3.0%	$(4.9)	$4.5
Control premium	25.0%	$0.8	$(0.8)

          In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review, include significant changes in the use of any asset, a significant decline in the price of our common stock, changes in projected operating performance and significant negative economic trends.

          During the fourth quarter of 2008, we recorded a pre-tax finite-lived intangible impairment of $55.7 million. Refer to Note 5 of the Consolidated Financial Statements for additional details.

          Assigning useful lives and periodically reassessing the remaining useful lives of intangible assets is predicated on various assumptions. Also, the fair values of our intangible assets are impacted by factors such as changing technology, declines in demand that lead to excess capacity and other factors. In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in response to changes in industry or market conditions, which may result in an impairment of goodwill or other intangibles. While we believe the estimates and assumptions used in determining the fair value of goodwill and identifiable assets are reasonable, a change in those assumptions could affect their valuation.

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

          In accordance with the recognition standards established by FASB Interpretation No. 48, Accounting for Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), we perform a comprehensive review of our portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, or the statutes of limitations otherwise expire, we have benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our Consolidated Balance Sheets.

          Defined Benefit Plans. The costs and obligations of our defined benefit plans are dependent on actuarial assumptions. The three most critical assumptions used, which impact the net periodic pension expense (income) and the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount each future year’s expected benefit payments to their present value. This generates our discount rate assumption for our domestic pension plans. For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts, as well as a change in future contributions to the plans. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements. Refer to Note 9 to the Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

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

          Severance, Impairment and Other Associated Costs. We record severance, tangible asset impairments and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time the action is initiated. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the initial charges if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether certain requirements are met in accordance with the applicable accounting guidance, such costs would generally require a change in value of the goodwill recorded on our balance sheet, which may not affect our earnings. Additionally, the cash flow impact of the activity may not be recognized in the same period the expense is incurred.

New Accounting Pronouncements

          In December 2008, FASB issued Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plans. Specifically, FSP132(R)-1 illustrates guidance on concentrations of risk in pension and postretirement plans, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. We are currently evaluating the effect that FSP 132(R)-1 will have on our disclosures.

          In November 2008, FASB issued Emerging Issues Task Force (“EITF”) No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the effect that EITF 08-6 will have on our consolidated financial statements.

          In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the effect that FSP 142-3 will have on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

          In October 2008, FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We adopted this statement during the fourth fiscal quarter of 2008, and this adoption had no impact on our financial statements.

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

          In September 2006, FASB issued Statement No. 157, which defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities, except on items that are already recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 for our financial assets and liabilities as of December 29, 2007. Except for new disclosures, there was no impact to our consolidated financial statements upon adoption of SFAS 157. The fair values of our grantor trust investments are based on Level 1 inputs and the fair values of our foreign exchange forward contracts are based on Level 2 inputs, as defined by SFAS 157. We are currently evaluating the impact that SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. See Note 17 for detail regarding the adoption of this standard.

Results of Operations

          Year ended December 26, 2008 compared to the year ended December 28, 2007

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of net sales
	2008	2007	$	%	2008	2007

Net sales	$1,097,163	$1,026,555	$70,608	6.9%	100.0%	100.0%
Cost of sales	866,825	793,570	(73,255)	(9.2)	(79.0)	(77.3)

Gross profit	230,338	232,985	(2,647)	(1.1)	21.0	22.7

Selling, general and administrative expenses	178,157	141,571	(36,586)	(25.8)	(16.2)	(13.8)
Severance, impairment and other associated costs	325,408	18,019	(307,389)	(1,705.9)	(29.7)	(1.8)

Operating (loss) profit	(273,227)	73,395	(346,622)	(472.3)	(24.9)	7.1

Interest expense, net	(15,918)	(3,641)	(12,277)	(337.2)	(1.5)	(0.4)
Other income, net	430	(334)	764	228.7	0.0	(0.0)

(Loss) earnings from continuing operations before income tax and minority interest	(288,715)	69,420	(358,135)	(515.9)	(26.4)	6.7

Income taxes	(14,948)	7,507	(22,455)	(299.1)	1.4	(0.7)
Minority interest	738	256	(482)	(188.3)	(0.0)	(0.0)

Net earnings from continuing operations	$(274,505)	$61,657	$(336,162)	(545.2)%	(25.0)%	6.0%

          Net Sales. Our consolidated net sales have increased primarily as a result of the inclusion of ten months of net sales from the Sonion acquisition, higher euro-to-U.S. dollar exchange rates and higher pass-through costs for silver and other metals at Electrical. These increases were partially offset by a decline, particularly in the fourth quarter of 2008, in demand for certain wireless, network and power products sold by Electronics, a temporary capacity constraint related to employee retention difficulties surrounding the Chinese New Year and the temporary operations stoppage in Mianyang, China caused by an earthquake.

          The following table shows our net sales by segment (in thousands):

	2008	2007	Change $	Change %

Electronics	$723,307	$671,569	$51,738	7.7%
Electrical	373,856	354,986	18,870	5.3%

Total	$1,097,163	$1,026,555	$70,608	6.9%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the year ended December 26, 2008 was 21.0% compared to 22.7% for the year ended December 28, 2007. The primary factors that caused our consolidated gross margin decline was a decrease in factory utilization and efficiency at Electrical’s European and North American operations, a decline in operating leverage as a result of decreased sales of Electronics’ network communication, wireless communication and power products, increased training and other personnel costs to resolve capacity issues caused by the Mianyang earthquake, the impact of a fair value purchase accounting adjustment on the inventory acquired in the Sonion acquisition, increased training and overtime costs caused by a temporary decline in our labor force in China and the overall impact of ten months of Sonion’s gross margin that was below the company average during initial integration. Various programs were implemented which have increased Sonion’s gross margin.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased primarily due to the inclusion of Sonion expenses, where integration activities continued through the end of 2008. Since the acquisition date, we have initiated various cost-reducing activities to align Sonion’s selling, general and administrative functions to the historical levels within Electronics.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the year ended December 26, 2008 and December 28, 2007, respectively, RD&E by segment was as follows (in thousands):

	2008	2007

Electronics	$46,498	$35,137
Percentage of segment sales	6.4%	5.2%

Electrical	$5,859	$5,260
Percentage of segment sales	1.6%	1.5%

          The increase in research, development and engineering expenses is primarily due to the inclusion of Sonion expenses. To date, Sonion has required a higher level of RD&E spending as a percentage of revenues than has been required at Electronics traditionally. Excluding Sonion, RD&E expense as a percentage of Electronics’ sales was 5.9% and was a result of incurring a consistent level of spending in U.S. dollars as compared to the 2007 period, despite a decline in net sales. We believe that future sales in the electronic components markets will be driven by next-generation products, which will require continued design and development with our OEM customers.

          Severance, Impairment and Other Associated Costs. The increase in severance, impairment and other associated costs is mainly due to the impairment of goodwill and other intangible assets, termination of manufacturing and support personnel primarily in Asia and our previously announced plan to transfer production operations from Electronics’ German and Tunisian operations to China.

          In the fourth quarter of 2008, we recorded impairment charges of $310.4 million consisting of $254.7 million of goodwill and other indefinite-lived intangible and $55.7 million of definite-lived intangibles. Additionally, during the year ended December 26, 2008, we incurred a charge of $15.0 million for a number of cost reduction actions. These accruals include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at Electronics’ operations primarily in Asia, Europe and North America, $1.3 million resulting from the termination of manufacturing and support personnel at Electrical and, also, $4.1 million of other costs resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. Additionally, we recorded fixed asset impairments of $3.6 million and $0.5 million at Electronics and Electrical, respectively.

          During the year ended December 28, 2007, we incurred a charge of $18.0 million for cost reduction actions. These include severance and related payments of $10.6 million resulting from the termination of manufacturing and support personnel at Electronics’ operations in Asia, Europe and the United States, $0.4 million related to the termination of manufacturing and support personnel at Electrical’s operations in Europe and $5.5 million for the write down of certain fixed assets of Electronics to their disposal value. Additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.

          Interest. Net interest charges increased as a result of higher average debt balances during the year ended December 26, 2008 as compared to the same period of 2007, primarily resulting from the additional borrowings used to finance the Sonion acquisition. Silver leasing fees, which are included in net interest expense, increased as compared to the same period in 2007 due to higher average prices of silver and the overall increase in silver interest rates.

          Other. The increase in other income is primarily attributable to higher net foreign exchange gains during the year ended December 26, 2008 as compared to the year ended December 28, 2007. The increase in foreign exchange gains was due primarily to the settlement of two foreign exchange forward contracts related to the acquisition of Sonion, which was partially offset by the negative effects of the overall strengthening of local functional currencies, primarily the euro and renminbi, relative to the U.S. dollar.

          Income Taxes. The effective income tax rate for the year ended December 26, 2008 was 5.2% compared to 10.8% for the year ended December 28, 2007. The decrease in the effective tax rate is primarily a result of the non-deductibility of the impairment of goodwill and certain identifiable intangible assets in 2008, thus resulting in minimal tax benefits on the overall loss.

          Minority Interest. The increase in minority interest expense was due to improved net earnings at our majority owned connector business in 2008.

          Year ended December 28, 2007 compared to the year ended December 29, 2006

          The table below shows our results of operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of net sales
	2007	2006	$	%	2007	2006

Net sales	$1,026,555	$954,096	$72,459	7.6%	100.0%	100.0%
Cost of sales	793,570	735,006	(58,564)	(8.0)	(77.3)	(77.0)

Gross profit	232,985	219,090	13,895	6.3	22.7	23.0

Selling, general and administrative expenses	141,571	138,971	(2,600)	(1.9)	(13.8)	(14.6)
Severance, impairment and other associated costs	18,019	8,829	(9,190)	(104.1)	(1.8)	(0.9)

Operating profit	73,395	71,290	2,105	3.0	7.1	7.5

Interest expense, net	(3,641)	(5,328)	1,687	31.7	(0.4)	(0.6)
Other (expense) income, net	(334)	4,124	(4,458)	(108.1)	(0.0)	0.4

Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	69,420	70,086	(666)	(1.0)	6.7	7.3

Income taxes	7,507	11,680	4,173	35.7	(0.7)	(1.2)
Minority interest expense	256	1,511	1,255	83.1	(0.0)	(0.2)

Net earnings from continuing operations before cumulative effect of accounting changes	$61,657	$56,895	$4,762	8.4%	6.0%	5.9%

          Net Sales. The increase in sales in the year ended December 28, 2007 compared to the year ended December 29, 2006 was primarily attributable to higher euro-to-U.S. dollar exchange rates, increased demand for Electronics’ wireless products, the inclusion of net sales from the Larsen acquisition by Electronics and higher pass-through costs for silver and other metals at Electrical.

          The following table shows our net sales by segment (in thousands):

	2007	2006	Change $	Change %

Electronics	$671,569	$627,505	$44,064	7.0%
Electrical	354,986	326,591	28,395	8.7%

Total	$1,026,555	$954,096	$72,459	7.6%

          Cost of Sales. As a result of higher sales, our cost of sales increased. Our consolidated gross margin for the year ended December 28, 2007 was 22.7% compared to 23.0% for the year ended December 29, 2006. The primary factors that resulted in the consolidated gross margin decrease in 2007 were the continuing integration costs of the Electronics automotive division, and an increase in wages, social benefits, value-added taxes and material costs in China.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased in the 2007 period compared to the 2006 period primarily due to higher research, development and engineering expenses, intangible amortization related to the Larsen acquisition, incentive compensation costs and stock compensation expenses. Overall, operating expenses as a percent of our net sales declined due to cost reduction actions and lower spending.

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

          Higher RD&E spending in 2007 over the comparable period in 2006 was a result of increased spending at Electrical’s European operations. Net sales have increased more rapidly than RD&E spending at Electronics due to strong end-user demand for our wireless products. We believe that future sales in the electronic components markets will be driven by next-generation products.

          Severance, Impairment and Other Associated Costs. The increase in severance, impairment and other associated costs in the 2007 period compared to the 2006 period was primarily due to our plan to transfer the production operations of Electronics’ automotive division.

          During the year ended December 28, 2007, we incurred a charge of $18.0 million for a number of cost reduction actions. These accruals included severance and related payments of $10.6 million resulting from the termination of manufacturing and support personnel at Electronics’ operations in Asia, Europe and North America, $0.4 million related to the termination of manufacturing and support personnel at Electrical’s operations in Europe and $5.5 million for the write down of certain Electronics’ fixed assets to their disposal values. Additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.

          During the year ended December 29, 2006, we incurred a charge of $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These included severance and related payments to manufacturing and support personnel at Electronics of $5.2 million, $1.6 million for severance and related payments to manufacturing and support personnel at Electrical, $1.6 million for the write down of certain Electronics’ fixed assets to their disposal values and $0.4 million of other plant closure, relocation and similar costs associated with these activities.

          Interest. The decrease in net interest expense in 2007 was due to lower interest charges resulting from decreased borrowings from our multi-currency credit facility and decreased precious metal leasing costs, coupled with an increase in interest income due to higher invested cash in the 2007 period than in 2006. Recurring aggregate components of interest expense such as bank commitment fees, approximated those of 2006.

          Other. The change from other income in 2006 to other expense in 2007 was primarily attributable to foreign exchange losses of approximately $0.5 million in the 2007 period as compared to foreign exchange gains of approximately $3.9 million in the 2006 period. On average, the euro to U.S. dollar exchange rate strengthened in 2007 as compared to 2006. Beginning in 2007, our intercompany loan program allowed us to reduce our exposure to foreign exchange gains and losses, which resulted in intercompany foreign exchange gains being partially offset by intercompany foreign exchange losses.

          Income Taxes. The effective income tax rate for the year ended December 28, 2007 was 10.8% compared to 16.7% for the year ended December 29, 2006. The decrease in the effective income tax rate was primarily a result of realizing retroactive tax benefits of approximately $2.1 million due to the restructuring of non-U.S. subsidiaries during the year ended December 28, 2007, changes in valuation allowances, the usage of tax losses and a higher proportion of net earnings being recognized in lower tax jurisdictions in 2007 as compared to the same period in 2006.

          Minority Interest. The decrease in minority interest expense was due to a reduction in net earnings at our majority owned connector business in 2007.

Liquidity and Capital Resources

          Working capital as of December 26, 2008 was $175.9 million, compared to $231.8 million as of December 28, 2007. This $55.9 million decrease was primarily due to a decrease in cash and cash equivalents, which decreased from $116.3 million as of December 28, 2007 to $41.4 million as of December 26, 2008. The majority of our on-hand cash at December 28, 2007 was used to fund the Sonion acquisition in February 2008. Additionally, a substantial portion of the cash generated in 2008 was used to repay a portion of the debt incurred to finance the Sonion acquisition.

          We present our statement of cash flows using the indirect method as permitted under FASB Statement No. 95, Statement of Cash Flows (“SFAS 95”). Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business and cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.

          Net cash provided by operating activities was $71.5 million for the year ended December 26, 2008 as compared to $100.1 million in the comparable period of 2007, a decrease of $28.6 million. The decrease is primarily a result of lower net earnings net of the after-tax goodwill and intangible asset impairment and increased working capital of approximately $8.8 million, which were partially offset by increased depreciation and amortization.

          Capital expenditures were $30.8 million during the year ended December 26, 2008 and $21.6 million in the comparable period of 2007. The increase of $9.2 million in the 2008 period compared to 2007 was due to higher expenditures at Electronics, and were primarily related to the inclusion of Sonion’s capital expenditures for projects in-process as of the acquisition date which we agreed to complete. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future, however, at a level significantly reduced from 2008.

          We used $426.4 million, net of cash acquired, to purchase Sonion during the year ended December 26, 2008. We may pursue additional acquisition opportunities in the future.

          We used $14.3 million for dividend payments during the year ended December 26, 2008. On October 24, 2008 we announced a quarterly cash dividend of $0.0875 per common share, payable on January 16, 2009 to shareholders of record on January 2, 2009. This quarterly dividend resulted in a cash payment to shareholders of approximately $3.6 million in the first quarter of 2009. In January 2009, our Board of Directors decided to reduce our quarterly dividend to $0.025 per common share, or approximately $1.0 million per quarter. Our quarterly dividend payments may increase or decrease in the future.

          We were in compliance with all covenants in our credit agreement as of December 26, 2008. However, given the rapid deterioration of customer demand during the final four months of 2008 and the uncertainty of business conditions improving in 2009, we took proactive measures to renegotiate certain covenants in our credit agreement. On February 20, 2009, we amended our credit agreement. The $200.0 million senior loan facility is unchanged, however, the amended senior revolving credit facility now consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

-	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and

-	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

          The amended credit agreement no longer permits us to request increases in the total commitment, therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million.

          Outstanding borrowings under the amended credit agreement are subject to a minimum EBITDA covenant, amounting to $10.0 million for the second fiscal quarter of 2009 and $20.0 million for each subsequent rolling six-month period thereafter. In addition, outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end. Our leverage covenant requires our total debt outstanding to not exceed the following EBITDA multiples, as defined by the amended credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

March 2009 to December 2009	4.50x
March 2010	4.00x
June 2010	3.75x
September 2010	3.50x
Thereafter	3.00x

          Our fixed charges covenant requires our total fixed charges, including principle payments of debt, accrued interest expense and income tax payments, to not exceed the following EBITDA multiples, as defined by the amended credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

March 2009 and June 2009	2.00x
September 2009 to March 2010	1.75x
June 2010 to December 2010	1.50x
Thereafter	1.25x

          We will pay a fee on the unborrowed portion of the commitment, which will range from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the amended credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

          The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios, as defined by the amended credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

          Also, our annual cash dividend will be limited to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions.

          Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the amended credit facility. In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

          We paid approximately $2.7 million in fees and costs to our lenders and other parties in the first fiscal quarter of 2009 in conjunction with the negotiation and finalization of the amended credit agreement.

          At December 26, 2008, our original credit agreement that was entered into on February 28, 2008 was still in effect. This facility provided for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The senior revolving credit facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $300.0 million, and provided for borrowings in U.S. dollars, euros and yen, including individual sub-limits of:

–	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

–	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

          The credit agreement permitted us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval. Also, the total amount outstanding under the revolving credit facility could not exceed $300.0 million, provided we did not request an increase in total commitment as noted above.

          Outstanding borrowings were subject to leverage and fixed charges covenants, which were computed on a rolling twelve-month basis as of the most recent quarter-end. Our leverage covenant required our total debt outstanding to not exceed the following EBITDA multiples, as defined by the credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

Prior to March 2009	3.50x
March 2009 to December 2009	3.25x
Thereafter	3.00x

          Our fixed charges covenant required our total fixed charges, including principle payments of debt, accrued interest expense and income tax payments, to not exceed the following EBITDA multiples, as defined by the credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

Prior to March 2012	1.50x
Thereafter	1.25x

          The credit agreement also contained covenants specifying capital expenditure limitations and other customary and normal provisions.

          We paid a fee on the unborrowed portion of the commitment, which ranged from 0.20% to 0.30% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 1.00	0.200%
Less than 1.50	0.225%
Less than 2.00	0.250%
Less than 2.50	0.275%
Greater than 2.50	0.300%

          The interest rate for each currency’s borrowing was a combination of the base rate for that currency plus a credit margin spread. The base rate was different for each currency. The credit margin spread was the same for each currency and ranged from 0.875% to 1.50%, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 1.00	0.875%
Less than 1.50	1.000%
Less than 2.50	1.125%
Less than 2.00	1.250%
Greater than 2.50	1.500%

          The weighted-average interest rate, including the credit margin spread, was approximately 2.0% as of December 26, 2008. Multiple subsidiaries, both domestic and international, guaranteed the obligations incurred under the credit facility.

          As of December 26, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $136.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in February 2008.

          We had four standby letters of credit outstanding at December 26, 2008 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $7.2 million, outstanding as of December 26, 2008 that is due in August 2009.

          We had commercial commitments outstanding at December 26, 2008 of approximately $122.8 million due under precious metal consignment-type leases. This represents a decrease of $63.1 million from the $185.9 million outstanding as of December 28, 2007 and is attributable to lower silver prices and volume decreases during the year ended December 26, 2008.

          The only material change in our contractual obligations from the year ended December 28, 2007 through December 26, 2008 was the addition of the debt and related interest payments in our February 28, 2008 credit agreement as described above and the repayment of outstanding debt related to our former credit agreement outstanding at December 28, 2007.

          As of December 26, 2008, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total(2)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Debt	$343,189	$17,189	$90,000	$236,000	—
Operating leases (1)	$30,215	$11,230	$10,796	$3,729	$4,460
Estimated interest payments	$40,348	$11,852	$27,703	$793	—

(1)	Excludes approximately $122.8 million due under precious metal consignment–type leases.
(2)	Excludes obligations to fund our defined benefit plans, that we believe are immaterial, and employment contracts, that are generally only payable upon a change of control.

          We have excluded from the table above unrecognized tax benefits as defined in FIN 48 due to the uncertainty of the amount and the period of payment. As of December 26, 2008, we had unrecognized tax benefits of approximately $24.1 million. Refer to Note 8 to the Consolidated Financial Statements.

          We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our amended credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

          We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad. In addition, we expect to use a significant portion of the cash to service debt outside the United States. Thus, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

          All retained earnings are free from legal or contractual restrictions as of December 26, 2008, with the exception of approximately $29.9 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The $29.9 million includes $5.2 million of retained earnings of a majority owned subsidiary and approximately $2.3 million of retained earnings of the former Sonion operations. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

Item 7a	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          Our financial instruments, including cash and cash equivalents and long-term debt, are exposed to changes in interest rates in both the U.S. and abroad. We invest our excess cash in short-term, investment-grade interest-bearing securities. We generally limit our exposure to any one financial institution to the extent practical. Our Board of Directors has adopted policies relating to these risks and continually monitors compliance with these policies.

          Our existing and amended credit facilities have variable interest rates. Accordingly, interest expense may increase if we borrow and/or if the rates associated with our borrowings move higher. In addition, we may pursue additional or alternative financing for growth opportunities in one or both segments. We may use interest rate swaps or other financial derivatives in order to manage the risk associated with changes in market interest rates. However, we have not used any of these instruments to date.

          The table below presents principal amounts in U.S. dollars (or equivalent U.S. dollars with respect to non-U.S. denominated debt) and related weighted average interest rates by year of maturity for our debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 26, 2008 after taking into consideration the current interest rates of our amended credit facility (in thousands):

	2009	2010	2011	2012	2013	There- After	Total	Approx Fair Value

Liabilities
Long-term debt
Fixed rate:
Euro (1)	$7,189	—	—	—	—	—	$7,189	$7,357
Weighted average interest rate	5.65%	—	—	—	—	—

Variable rate (2):
US Dollar	$10,000	$30,000	$60,000	$100,000	$136,000	—	$336,000	$355,281
Weighted average interest rate	1.96%	1.96%	1.96%	1.96%	1.98%	—

(1)	U.S. dollar equivalent
(2)	The weighted average interest rate reflects the applicable interest rate as of December 26, 2008 and is subject to change in accordance with the terms of our amended credit facility.

Foreign Currency Risk

          As of December 26, 2008, we had a substantial amount of assets denominated in currencies other than the U.S. dollar. We conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries. We may utilize derivative financial instruments, primarily forward exchange contracts in connection with fair value hedges, to manage foreign currency risks. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income. These contracts guarantee a predetermined rate of exchange at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. We believe there could be two potential risks of holding these instruments. The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place. The second risk is that the counterparty to a currency hedge defaults on its obligations. We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks. In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts.

          During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Both of these forward contracts were settled on the Sonion acquisition date, resulting in a $6.0 million net foreign exchange gain in the Consolidated Statements of Operations. Also, in the year ended December 26, 2008, we utilized forward contracts to sell forward Danish krone to receive Polish zloty, to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts are used to mitigate the risk of currency fluctuations at our operations in Poland, Denmark and the PRC. At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.

          The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars. Amounts set forth under “Liabilities” represent principal amounts and related weighted average interest rates by year of maturity for our foreign currency debt obligations. The column captioned “Approximate Fair Value” sets forth the carrying value of our foreign currency long-term debt as of December 26, 2008 after taking into consideration the current interest rates of our amended credit facility (in thousands):

	2009	2010	2011	2012	2013	There- After	Total	Approx. Fair Value

Assets
Cash and equivalents
Renminbi (1)	$10,420	—	—	—	—	—	$10,420	$10,420
Euro (1)	$15,075	—	—	—	—	—	$15,075	$15,075
Other currencies (1)	$3,961	—	—	—	—	—	$3,961	$3,961

Liabilities
Long-term debt
Fixed rate:
Euro (1)	$7,189	—	—	—	—	—	$7,189	$7,357
Weighted average interest rate	5.65%	—	—	—	—	—

(1)	U.S. dollar equivalent

Item 8	Financial Statements and Supplementary Data

          Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 43 and from the consolidated financial statements and supplementary schedule on pages 44 through 76.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9a	Controls and Procedures

Controls and Procedures

          Based on their evaluation as of December 26, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s (“SEC”) rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 26, 2008, our internal control over financial reporting is effective based on these criteria. On February 28, 2008, we acquired all of the capital stock of Sonion A/S. Management excluded Sonion A/S and its subsidiaries (“Sonion”) from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 26, 2008. Sonion’s total assets and ten months of total revenue were $264.0 million and $126.7 million, respectively. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein. However, our independent registered public accounting firm’s audit of internal control over financial reporting also excluded Sonion.

          There were no changes in our internal controls over financial reporting during the quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have audited Technitrol, Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Technitrol, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Technitrol, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Sonion A/S (“Sonion”) during 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2008, Sonion’s internal control over financial reporting associated with total assets of $264.0 million and total revenues of $126.7 million included in the consolidated financial statements of Technitrol, Inc. and subsidiaries as of and for the year ended December 26, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sonion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 26, 2008 and December 28, 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 26, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2009

Item 9b	Other Information

          None

Part III

Item 10	Directors, Executive Officers and Corporate Governance

          The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2009 Annual Shareholders Meeting.

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

          The disclosure required by this item is incorporated by reference to the sections entitled, “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,”, “Grants of Plan-Based Awards Table,” “Outstanding Equity Award at Fiscal Year-End table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Executive Employment Arrangements,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be used in connection with our 2009 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2009 Annual Shareholders Meeting.

          Information as of December 26, 2008 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,005,000	$17.99	3,013,064

Equity compensation plans not approved by security holders	—	—	—

Total	6,005,000	$17.99	3,013,064

          On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP. Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares. Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP. In addition to the ICP, plans approved by us include a 105,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”). During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees. Of the 3,013,064 shares remaining available for future issuance, 2,175,949 shares are attributable to our Incentive Compensation Plan, 812,099 shares are attributable to our ESPP and 25,016 shares are attributable to our Board of Director Stock Plan. Note 13 to the consolidated financial statements contains additional information regarding our stock-based compensation plans.

Item 13	Certain Relationships, Related Transactions and Director Independence

          The disclosure required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independent Directors” in our definitive proxy statement to be used in connection with our 2009 Annual Shareholders Meeting.

Item 14	Principal Accountant Fees and Services

          The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountant” in our definitive proxy statement to be used in connection with our 2009 Annual Shareholders Meeting.

Part IV

Item 15	Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Consolidated Financial Statements

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 77 through 79 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries (the “Company”) as of December 26, 2008 and December 28, 2007, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 26, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective December 30, 2006 and as disclosed in Note 9, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2009

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

December 26, 2008 and December 28, 2007
In thousands, except per share data

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$41,401	$116,289
Accounts receivables, net	128,010	164,859
Inventories	127,074	122,115
Prepaid expenses and other current assets	58,568	24,864

Total current assets	355,053	428,127

Property, plant and equipment	323,847	261,171
Less accumulated depreciation	171,116	163,404

Net property, plant and equipment	152,731	97,767
Deferred income taxes	34,933	22,753
Goodwill	164,778	224,656
Other intangibles, net	51,351	34,794
Other assets	11,065	13,256

	$769,911	$821,353

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$17,189	$—
Accounts payable	75,511	104,214
Accrued expenses and other current liabilities	86,477	92,096

Total current liabilities	179,177	196,310

Long-term liabilities:
Long-term debt, excluding current installments	326,000	10,467
Deferred income taxes	16,255	12,528
Other long-term liabilities	40,347	31,022

Commitments and contingencies (Note 11)
Minority interest	10,686	9,947
Shareholders’ equity:
Common stock: 175,000,000 shares authorized; 40,998,413 and 40,900,893 outstanding in 2008 and 2007, respectively; $0.125 par value per share and additional paid-in capital	225,117	222,593
Retained (loss) earnings	(l,045)	289,048
Other comprehensive (loss) income	(26,626)	49,438

Total shareholders’ equity	197,446	561,079

	$769,911	$821,353

      See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

Years ended December 26, 2008, December 28, 2007 and December 29, 2006
In thousands, except per share data

	2008	2007	2006

Net sales	$1,097,163	$1,026,555	$954,096
Cost of sales	866,825	793,570	735,006

Gross profit	230,338	232,985	219,090

Selling, general and administrative expenses	178,157	141,571	138,971
Severance, impairment and other associated costs	325,408	18,019	8,829

Operating (loss) profit	(273,227)	73,395	71,290

Other (expense) income:
Interest income	2,077	1,893	1,223
Interest expense	(17,995)	(5,534)	(6,551)
Other, net	430	(334)	4,124

(Loss) earnings from continuing operations before income taxes, minority interest, cumulative effect of accounting changes and discontinued operations	(288,715)	69,420	70,086

Income tax (benefit) expense	(14,948)	7,507	11,680

Minority interest	738	256	1,511

(Loss) earnings from continuing operations before cumulative effect of accounting changes	(274,505)	61,657	56,895
Cumulative effect of accounting changes, net of income taxes	—	—	75
Net (loss) earnings from discontinued operations, net of income taxes	(1,253)	—	233

Net (loss) earnings	$(275,758)	$61,657	$57,203

Per share data:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(6.74)	$1.52	$1.41
Cumulative effect of accounting changes, net of income taxes	—	—	0.00
Net (loss) earnings from discontinued operations	(0.03)	—	0.01

Net (loss) earnings	$(6.77)	$1.52	$1.42

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(6.74)	$1.51	$1.40
Cumulative effect of accounting changes, net of income taxes	—	—	0.00
Net (loss) earnings from discontinued operations	(0.03)	—	0.01

Net (loss) earnings	$(6.77)	$1.51	$1.41

      See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 26, 2008, December 28, 2007 and December 29, 2006
In thousands

	2008	2007	2006

Cash flows from operating activities-continuing operations:
Net (loss) earnings	$(275,758)	$61,657	$57,203
Loss (earnings) from discontinued operations, net	1,253	—	(233)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes, net of income taxes	—	—	(75)
Depreciation and amortization	48,794	33,351	33,883
Forward contract settlements	6,959	—	—
Tax effect of stock compensation	(32)	(40)	(110)
Stock incentive plan expense	2,516	3,730	3,283
Minority interest in net earnings of consolidated subsidiary	738	256	1,511
Loss on disposal or sale of assets	894	177	431
Goodwill and intangible asset impairment, net of income taxes	292,738	—	—
Deferred taxes	(22,134)	(7,687)	(2,937)
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Account receivables	57,648	4,831	(9,645)
Inventories	(5,517)	(18,354)	(21,896)
Inventory write downs	15,883	9,122	8,051
Prepaid expenses and other current assets	(5,437)	2,063	(758)
Accounts payable	(39,750)	(181)	12,735
Accrued expenses	(5,704)	(1,437)	(2,128)
Severance, impairment and other associated costs, net of cash payments (excluding loss on disposal of assets and intangible asset impairments)	(1,027)	11,250	980
Other, net	(563)	1,376	(1,832)

Net cash provided by operating activities	71,501	100,114	78,463

Cash flows from investing activities-continuing operations:
Acquisitions, net of cash acquired of $6,556 and $1,285 in 2008 and 2006, respectively	(426,396)	—	(91,824)
Forward contract settlements	(6,959)	—	—
Capital expenditures	(30,825)	(21,582)	(25,357)
Purchases of grantor trust investments available for sale	(409)	(141)	(7,151)
Proceeds from sale of property, plant and equipment	6,617	7,119	3,565
Foreign currency impact on intercompany lending	(8,614)	(413)	(6,106)

Net cash used in investing activities	(466,586)	(15,017)	(126,873)

Cash flows from financing activities-continuing operations:
Principal payments on short-term debt	—	(1,771)	(2,445)
Long term borrowings	421,000	2,742	36,700
Principal payments on long-term debt	(87,943)	(50,381)	(62,500)
Dividends paid	(14,334)	(14,293)	(14,227)
Exercise of stock options	52	971	2,407
Tax effect of stock compensation	32	40	110

Net cash provided by (used in) financing activities	318,807	(62,692)	(39,955)

Net effect of exchange rate changes on cash	6,292	6,689	(592)

Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(3,878)	—	528
Net cash (used in) provided by investing activities	(1,024)	—	1,960

Net (decrease) increase in cash and cash equivalents from discontinued operations	(4,902)	—	2,488

Net (decrease) increase in cash and cash equivalents	(74,888)	29,094	(86,469)
Cash and cash equivalents at beginning of year	116,289	87,195	173,664

Cash and cash equivalents at end of year	$41,401	$116,289	$87,195

      See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 26, 2008, December 28, 2007 and December 29, 2006
In thousands, except per share data

				Other

	Common stock and paid-in capital				Accumulated other comprehensive income (loss)	Compre- hensive income (loss)
			Retained earnings (loss)	Deferred compen- sation

	Shares	Amount

Balance at December 30, 2005	40,529	$215,560	$198,708	$(1,234)	$4,230
Reclassification due to SFAS 123(R) adoption	—	(1,234)	—	1,234	—
Stock options, awards and related compensation	222	4,483	—	—	—
Tax effect of stock compensation	—	110	—	—	—
Adjustments due to SFAS 158 adoption	—	—	—	—	976
Dividends declared ($0.35 per share)	—	—	(14,227)	—	—
Net earnings	—	—	57,203		—	$57,203
Currency translation adjustments	—	—	—	—	13,012	13,012
Unrealized holding gains on securities	—	—	—	—	208	208

Comprehensive income						$70,423

Balance at December 29, 2006	40,751	218,919	241,684	—	18,426
Stock options, awards and related compensation	150	3,634	—	—	—
Tax effect of stock compensation	—	40	—	—	—
Adjustments to defined benefits plans	—	—	—	—	(848)
Dividends declared ($0.35 per share)	—	—	(14,293)	—	—
Net income	—	—	61,657	—	—	$61,657
Currency translation adjustments	—	—	—	—	31,416	31,416
Unrealized holding gains on securities	—	—	—	—	444	444

Comprehensive income						$93,517

Balance at December 28, 2007	40,901	222,593	289,048	—	49,438
Stock options, awards and related compensation	97	2,492	—	—	—
Tax effect of stock compensation	—	32	—	—	—
Adjustments to defined benefits plans	—	—	—	—	(4,759)
Dividends declared ($0.35 per share)	—	—	(14,335)	—	—
Net income	—	—	(275,758)	—	—	$(275,758)
Currency translation adjustments	—	—	—	—	(68,912)	(68,912)
Unrealized holding losses on securities	—	—	—	—	(2,393)	(2,393)

Comprehensive loss						$(347,063)

Balance at December 26, 2008	40,998	$225,117	$(1,045)	$—	$(26,626)

      See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of Technitrol, Inc. and all of our subsidiaries. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our”. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Cash and Cash Equivalents

          Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We establish inventory provisions to write down excess and obsolete inventory to market value. Inventory that is written down to market in the ordinary course of business is not written back up after a write down. Inventory provisions are utilized when the actual inventory is physically disposed. Cash flows from the sale of inventory are recorded in operating cash flows. The provisions are determined by comparing quantities on-hand to historical usage and forecasted demand. Inventory provisions at December 26, 2008 and December 28, 2007 were $15.4 million and $12.9 million, respectively. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves and our gross margin may be negatively affected.

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

Purchase Accounting

          The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which does not exceed twelve months. Adjustments related to income tax uncertainties, which may have extended beyond the purchase price allocation period, were also recorded to goodwill.

Goodwill and Other Intangibles

          FASB Statement No.142, Goodwill and Other Intangibles Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. Our impairment review process compares the fair value of each reporting unit in which goodwill resides to its carrying cost. We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach. The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value. We perform the review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. SFAS 142 also requires that other intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). We amortize other identifiable intangibles, except those with indefinite lives, on a straight-line basis over 4 to 14 years. In 2008, our goodwill and other indefinite-lived assets were impaired by $254.7 million and our finite-lived intangible assets were impaired by $55.7 million. Refer to Note 2 and Note 5 for additional information regarding goodwill and other intangible assets and the associated impairment.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

Revenue Recognition

          We recognize revenue on product sales in the period when the sales process is complete. This generally occurs when persuasive evidence of an agreement exists, such as a sales contract or purchase order, title and risk of loss have been transferred, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss pass at the time of shipment for the majority of our sales. We are not subject to any material customer acceptance provisions.

          We provide cash discounts to customers in exchange for accelerated payment terms. Also, at our sole discretion, we may provide volume discounts to our customers. However, such discounts are included in the piece price on our invoices and therefore are not a reduction of gross revenue. We do not believe these allowances are material to our consolidated financial statements.

          We provide warranties to our customers that are limited to rework or replacement of product. We will not accept returned goods until we authorize the return. Warranty returns typically occur within three months of product shipment. We accrue for warranty returns based on historical experience and record changes in our warranty provision through costs of sales.

          We have agreements with a limited number of distributors which provide limited rights of return. One allows the distributer to return unsalable products based upon a percentage of qualified purchases. We refer to this program as stock rotation. Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts. We refer to this program as ship and debit. We record a reduction of revenue with a corresponding increase in accrued expenses each period for each of these agreements based on the historical experience of returns or credits under each of these programs. We believe our agreements are customary in our industry.

          We meet each of the criteria established in FASB Statement No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”) prior to recognizing revenue. We do not believe any of these programs are material to our consolidated financial statements.

          We record an allowance for doubtful receivables. Accounts receivable allowances at December 26, 2008 and December 28, 2007 were $2.5 million and $2.4 million, respectively. To the extent our customers are negatively impacted by the current economic recession, or other factors, we may be required to increase our allowance for doubtful receivables in the future which may negatively affect our gross margin.

Stock-based Compensation

          We currently sponsor a stock option plan and a restricted stock award plan. However, there have been no stock options granted since 2004. Under FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), compensation cost relating to stock-based payment transactions is recognized in the financial statements and is based on the fair value of the equity or liability instruments issued. Upon adoption of SFAS 123(R), the cumulative effect recorded in the year ended December 29, 2006 was a gain of $0.1 million, net of taxes. Refer to Note 13 for additional information regarding stock-based compensation.

Foreign Currency Translation

          Certain of our foreign subsidiaries use the U.S. dollar as a functional currency and others use a local currency. For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation that is remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in earnings in the period of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity. Due to changes in foreign exchange rates, sales and net

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation. We may also experience a positive or negative translation adjustment in shareholders’ equity.

Income Taxes

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

          In accordance with the recognition standards established by FASB Interpretation No. 48, Accounting for Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), we perform a comprehensive review of our portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, or the statutes of limitations otherwise expire, we have benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our Consolidated Balance Sheets.

Defined Benefit Plans

          The costs and obligations of our defined benefit plans are dependent on actuarial assumptions. The three most critical assumptions used, which impact the net periodic pension expense (income) and the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount each future year’s expected benefit payments to their present value. This generates our discount rate assumption for our domestic pension plans. For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption. The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets. We have estimated this rate based on historical returns of similarly diversified portfolios. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts, as well as a change in future contributions to the plans. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements. Refer to Note 9 to the Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

Contingency Accruals

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

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)      Summary of Significant Accounting Policies, continued

Severance, Impairment and Other Associated Costs

          We record severance, tangible asset impairments and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors. These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance. Restructuring costs are recorded based upon our best estimates at the time the action is initiated. Our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the initial charges if our initial estimates were too high. In the case of acquisition-related restructuring costs, depending on whether certain requirements are met in accordance with the applicable accounting guidance, such costs would generally require a change in value of the goodwill recorded on our balance sheet, which may not affect our earnings. Additionally, the cash flow impact of the activity may not be recognized in the same period the expense is incurred.

Financial Instruments and Derivative Financial Instruments

          The carrying value of our cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. As of December 26, 2008, the carrying value of our long-term debt approximates our fair value after taking into consideration rates offered to us under our credit facility, as the majority of our long-term borrowings are subject to variable interest rates. We do not hold or issue financial instruments or derivative financial instruments for trading purposes. We are exposed to market risk from changes in interest rates, foreign currency exchange rates and precious metal prices. To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures. In accordance with SFAS 133, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item. Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income.

          During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Both of these forward contracts were settled on the Sonion acquisition date, resulting in a $6.0 million net foreign exchange gain. Also, in the year ended December 26, 2008, we utilized forward contracts to sell forward Danish krone to receive Polish zloty, to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts were used to mitigate the risk of currency fluctuations at our operations in Poland, Denmark and the PRC. At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi. The fair value of these forward contracts was $0.1 million as determined through use of Level 2 inputs as defined by SFAS 157. We had no forward exchange contracts outstanding at December 28, 2007 or December 29, 2006.

Precious Metal Consignment-type Leases

          We had custody of inventories under consignment-type leases from suppliers of $122.8 million at December 26, 2008 and $185.9 million at December 28, 2007. The decrease is primarily the result of lower silver prices and overall volume decreases during the year ended December 26, 2008 as compared to the year ended December 28, 2007. As of December 26, 2008, we had three consignment-type leases in place for sourcing all precious metals. The related inventory and liability are not recorded on our balance sheet. The agreements are generally one-year in duration and can be extended with annual renewals and either party can terminate the agreements with thirty days written notice. The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals. Included in interest expense for the year ended December 26, 2008 were consignment fees of $3.4 million. These consignment fees were $2.9 million and $3.6 million in the years ended December 28, 2007 and December 29, 2006, respectively.

Reclassifications

          Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Estimates

          Our financial statements are in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues, expenses and cash flows during the period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

(2)	Acquisitions

          Sonion A/S: On February 28, 2008, we acquired all of the capital stock of Sonion A/S (“Sonion”), headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008. Sonion produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $426.4 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $5.3 million of costs directly associated with the acquisition. We financed the acquisition with proceeds from a new multi-currency credit facility and with cash on hand. We acquired Sonion primarily for their customer relationships, developed technology and our strategic objective of expanding our offering of electronic components into advanced acoustic, audio and medical markets. We finalized the valuation of identifiable intangible assets and the evaluation of the fair values and useful lives of tangible fixed assets in the fourth quarter of 2008. The fair value of the net tangible assets acquired, excluding the assumed debt, approximated $99.7 million. In addition to the fair value of assets acquired, purchase price allocations included $73.5 million for customer relationship intangibles, $27.7 million for technology intangibles and $232.1 million allocated to goodwill. The finite identifiable intangible assets are being amortized using lives of 10 to 14 years for technology and 13 years for customer relationship. For goodwill impairment testing purposes, Sonion’s mobile communications group is included in Electronics’ wireless group and Sonion’s medical technology group is treated as a separate reporting unit.

          The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$78.6
Property, plant & equipment	82.6
Goodwill	232.1
Intangible assets	101.2
Other assets	11.2

Total assets acquired	505.7

Current liabilities	72.7
Debt assumed in acquisition	177.8

Total liabilities assumed	250.5

Net assets acquired	$255.2

          Had the acquisition of Sonion occurred on December 30, 2006, unaudited pro forma results would have been as follows (in millions, except per share amounts):

	2008	2007

Net sales	$1,129.6	$1,184.6
Net (loss) earnings from continuing operations	$(275.4)	$51.9
Net (loss) earnings from continuing operations per common share:
Basic	$(6.76)	$1.28
Diluted	$(6.75)	$1.27

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)	Acquisitions, continued

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

          Larsen Group: In December 2006, we acquired certain assets which comprise the Larsen Group (“Larsen”). Headquartered in Vancouver, Washington, Larsen had production operations in the United States, Mexico, China and France. We have included the acquired assets in our consolidated balance sheet since the effective date of the acquisition. The results of Larsen’s operations are included in our consolidated net earnings beginning in 2007. Larsen manufactured non-cellular wireless and automotive antennas and its acquisition expanded our Electronics antenna division. The purchase price and fair value of the acquired assets were not material to our consolidated financial statements.

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

(3)	Divestitures

          MEMS: During the year ended December 26, 2008, our board of directors approved a plan to divest Electronics’ non-core MEMS business located in Denmark and Vietnam. The transaction is expected to be completed no later than the third fiscal quarter of 2009. We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations in 2008. Net sales and loss before income taxes were, in thousands, $7,261 and ($2,975), respectively, for the year ended December 26, 2008. There were no net sales or operations during the 2007 or 2006 periods.

          MEMS was ancillary to the Sonion acquisition. However, we did not intend to dispose of MEMS as of February 28, 2008, the date we acquired Sonion, or a date within a short period thereafter. The assets and liabilities of MEMS are considered held for sale and are included in current assets and current liabilities, respectively, on the consolidated balance sheet as of December 26, 2008. The assets are available for immediate sale in their present condition subject only to terms that are usual and customary. Although we continue to manufacture MEMS products, we expect that open customer orders will be transferred to the buyer at the divestiture.

          Bimetal and Metal Cladding Operations: In 2006, the remaining fixed assets of Electrical’s previously divested bimetal and metal cladding operations were sold for approximately $2.0 million, which resulted in a pretax gain of $0.6 million over the previously carried $1.4 million net book value. There were no sales or net earnings during the years ended 2008 or 2007, but the results of the bimetal and metal cladding operations are reflected as a discontinued operation on the Consolidated Statement of Operations in 2006. There were no net sales during 2006 and earnings before income taxes were $359 thousand.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)	Financial Statement Details

          The following provides details for certain financial statement captions at December 26, 2008 and December 28, 2007 (in thousands):

	2008	2007

Inventories:
Finished goods	$46,747	$48,940
Work in progress	29,451	27,748
Raw materials and supplies	50,876	45,427

	$127,074	$122,115

Property, plant and equipment, at cost:
Land	$15,355	$6,278
Buildings and improvements	43,210	35,385
Machinery and equipment	265,282	219,508

	$323,847	$261,171

Accrued expenses and other current liabilities:
Income taxes payable	$—	$15,874
Accrued compensation	25,338	24,994
Other accrued expenses	61,139	51,228

	$86,477	$92,096

          In accordance with FIN 48, approximately $24.1 million and $23.6 million of unrecognized tax benefits have been accrued for at December 26, 2008 and December 28 2007, respectively.

(5)	Goodwill and Other Intangible Assets

          We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of the recorded goodwill is impaired in accordance with the provisions of SFAS 142. For each reporting unit, the impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value. If the net book value of the reporting unit exceeds their fair value, we would perform the second step of the impairment test that requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We have identified five reporting units, which are our Electrical segment, Electronics’ legacy group, including our power and network divisions and excluding FRE, Electronics’ wireless group, Electronics’ medical technology group and FRE.

          Our 2008 review incorporated both an income and a comparable-companies market approach to estimate the potential impairment. The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter each year. The growth rates we use are an estimate of the future growth in the industries in which we participate. Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.

          The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than only using the income approach. We, as well as substantially all of the comparable companies utilized in our evaluation, are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets, continued

          In the fourth quarter of 2008, we concluded that approximately $250.9 million of goodwill was impaired at the Electronics’ legacy, medical technology and FRE reporting units as follows (in millions):

2008

Legacy	$124.4
Medical technology	117.5
FRE	9.0

Total	$250.9

          In accordance with SFAS 144, we assess the impairment of long-lived assets, goodwill and trade names, identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance and significant negative economic trends.

          Prior to completing the annual review of goodwill in 2008, we performed a recoverability test on certain definite-lived intangible assets in accordance with SFAS 144 and certain indefinite lived intangibles in accordance with SFAS 142. As a result of that analysis, we recorded impairment charges totaling approximately $59.5 million, recorded by each reporting unit as follows (in millions):

	Technology	Customer Relationships	Trademarks and Tradenames (Indefinte-lived)	Total

Legacy	$1.4	$1.5	$3.5	$6.4
Medical technology	—	52.8	—	52.8
FRE	—	—	0.3	0.3

Total	$1.4	$54.3	$3.8	$59.5

          The changes in the carrying amounts of goodwill for the years ended December 26, 2008 and December 28, 2007 were as follows (in thousands):

Balance at December 29, 2006	$219,128

Goodwill acquired during the year	—
Purchase price allocation and other adjustments	(9,056)
Currency translation adjustment	14,584

Balance at December 28, 2007	$224,656

Goodwill acquired during the year	232,099
Purchase price allocation and other adjustments	(1,125)
Goodwill impairment	(250,934)
Currency translation adjustment	(39,918)

Balance at December 26, 2008	$164,778

          The majority of our goodwill and other intangibles relate to our Electronics segment.

          In 2008, we completed the purchase price allocation for Sonion which resulted in approximately $101.2 million of identifiable intangibles as of the acquisition date. During 2007, we completed the purchase price allocation for Larsen, which resulted in a $5.3 million reclassification from goodwill to identifiable intangibles and an increase to goodwill of approximately $0.2 million to finalize the fair values of other acquired assets. Additionally, in 2007 we adjusted deferred taxes related to pre-acquisition net operating losses of our wireless group by $4.0 million with an offsetting reduction in goodwill.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets, continued

         Other intangible assets at December 26, 2008 and December 28, 2007 were as follows (in thousands):

	2008	2007

Intangible assets subject to amortization (definite lives):
Technology	$27,210	$11,655
Customer relationships	30,999	32,162
Tradename / trademark	408	427
Other	2,567	2,402

Total	$61,184	$46,646

Accumulated amortization:
Technology	$(2,370)	$(8,516)
Customer relationships	(8,746)	(8,798)
Tradename / trademark	(408)	(427)
Other	(1,219)	(769)

Total	$(12,743)	$(18,510)

Net intangible assets subject to amortization	$48,441	$28,136

Intangible assets not subject to amortization (indefinite lives):
Tradename	$2,910	$6,658

Other intangibles, net	$51,351	$34,794

         Amortization expense was approximately $11.5 million, $5.3 million and $4.8 million for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2009	$5,803
2010	$5,707
2011	$5,440
2012	$5,333
2013	$5,333

(6)	Investments

         As of December 26, 2008 and December 28, 2007, we held approximately $6.3 million and $8.2 million, respectively, of securities designated as available for sale according to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In the periods ended December 26, 2008 and December 28, 2007, we recognized approximately ($2.4) million and $0.4 million, respectively, of unrealized holding (losses) gains as a component of accumulated other comprehensive income as a result of holding these securities. We do not intend to liquidate these securities in a short period of time and, therefore, we have included these investments as a component of other assets on our 2008 and 2007 Consolidated Balance Sheets. These securities are held in an irrevocable grantor trust (“Rabbi Trust”) and will be used to fund future benefit payments to participants in one of our defined benefit plans. The Rabbi Trust is subject to the claims of our general creditors in the event of our insolvency.

(7)	Debt

         We were in compliance with all covenants in our credit agreement as of December 26, 2008. However, given the rapid deterioration of customer demand during the final four months of 2008 and the uncertainty of business conditions improving in 2009, we took proactive measures to renegotiate certain covenants in our credit agreement. On February 20, 2009, we amended our credit agreement. The $200.0 million senior loan facility is unchanged, however, the amended senior revolving credit facility now consists of an aggregate U.S. dollar-equivalent

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

-	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and

-	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

         The amended credit agreement no longer permits us to request increases in the total commitment, therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million.

         Outstanding borrowings under the amended credit agreement are subject to a minimum EBITDA covenant, amounting to $10.0 million for the second fiscal quarter of 2009 and $20.0 million for each subsequent rolling six-month period thereafter. In addition, outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.

         Our leverage covenant requires our total debt outstanding to not exceed the following EBITDA multiples, as defined by the amended credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

March 2009 to December 2009	4.50x
March 2010	4.00x
June 2010	3.75x
September 2010	3.50x
Thereafter	3.00x

         Our fixed charges covenant requires our total fixed charges, including principle payments of debt, interest expense and income tax payments, to not exceed the following EBITDA multiples, as defined by the amended credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

March 2009 and June 2009	2.00x
September 2009 to March 2010	1.75x
June 2010 to December 2010	1.50x
Thereafter	1.25x

         We will pay a fee on the unborrowed portion of the commitment, which will range from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the amended credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

         The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios, as defined by the amended credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

          Also, our annual cash dividend will be limited to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions.

          Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the amended credit facility. In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

          We expect to pay approximately $2.7 million in fees and costs to our lenders and other parties in the first fiscal quarter of 2009, in conjunction with the negotiation and finalization of the amended credit agreement.

          At December 26, 2008, our original credit agreement that was entered into on February 28, 2008 was still in effect. This facility provided for a $200.0 million senior term loan facility and a $300.0 million senior revolving credit facility. The senior revolving credit facility consists of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $300.0 million, and provided for borrowings in U.S. dollars, euros and yen, including individual sub-limits of:

–	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $25.0 million; and

–	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $50.0 million.

          The credit agreement permitted us to request one or more increases in the total commitment not to exceed $100.0 million, provided the minimum increase is $25.0 million, subject to bank approval. Also, the total amount outstanding under the revolving credit facility could not exceed $300.0 million, provided we did not request an increase in total commitment as noted above.

          Outstanding borrowings were subject to leverage and fixed charges covenants, which were computed on a rolling twelve-month basis as of the most recent quarter-end. Our leverage covenant required our total debt outstanding to not exceed the following EBITDA multiples, as defined by the credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

Prior to March 2009	3.50x
March 2009 to December 2009	3.25x
Thereafter	3.00x

          Our fixed charges covenant required our total fixed charges, including principle payments of debt, interest expense and income tax payments, to not exceed the following EBITDA multiples, as defined by the credit agreement:

Applicable date (Period or quarter ended)	Multiple of EBITDA

Prior to March 2012	1.50x
Thereafter	1.25x

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

          The credit agreement also contained covenants specifying capital expenditure limitations and other customary and normal provisions.

          We paid a fee on the unborrowed portion of the commitment, which ranged from 0.20% to 0.30% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 1.00	0.200%
Less than 1.50	0.225%
Less than 2.00	0.250%
Less than 2.50	0.275%
Greater than 2.50	0.300%

          The interest rate for each currency’s borrowing was a combination of the base rate for that currency plus a credit margin spread. The base rate was different for each currency. The credit margin spread was the same for each currency and ranged from 0.875% to 1.50%, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 1.00	0.875%
Less than 1.50	1.000%
Less than 2.00	1.125%
Less than 2.50	1.250%
Greater than 2.50	1.500%

          The weighted-average interest rate, including the credit margin spread, was approximately 2.0% as of December 26, 2008. Multiple subsidiaries, both domestic and international, guaranteed the obligations incurred under the credit facility.

          As of December 26, 2008, we had outstanding borrowings of $200.0 million under the senior term loan facility and $136.0 million under the five-year revolving credit agreement, primarily to fund the Sonion acquisition in 2008.

          We had four standby letters of credit outstanding at December 26, 2008 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          At December 26, 2008, we had no short-term debt and long-term debt was as follows (in thousands):

Bank Loans

Variable-rate, (1.96%) unsecured debt in Denmark (denominated in US dollars) due 2012	$200,000
Variable-rate, (1.96%) unsecured debt in Denmark (denominated in US dollars) due 2013	123,000
Variable-rate, (3.38%) unsecured debt in Denmark (denominated in US dollars) due 2013	10,000
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	7,189
Variable-rate, (2.70%) unsecured debt in Singapore (denominated in US dollars) due 2013	3,000

Total long-term debt	343,189
Less current installments	17,189

Long-term debt excluding current installments	$326,000

          At December 28, 2007, we had no short-term debt, and long-term debt was as follows (in thousands):

Bank Loans

Variable-rate, (5.19%) unsecured debt in Germany (denominated in euros) due 2010	$2,943
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	7,524

Total long-term debt	$10,467

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

Principal payments of long-term debt due within the next five years are as follows (in thousands):

Year Ending

2009	$17,189
2010	$30,000
2011	$60,000
2012	$100,000
2013	$136,000
Thereafter	—

(8)	Income Taxes

          (Loss) earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting changes were as follows (in thousands):

	2008	2007	2006

Domestic	$(70,465)	$(5,003)	$(4,324)
Non-U.S.	(218,250)	74,423	74,410

Total	$(288,715)	$69,420	$70,086

Income tax (benefit) expense was as follows (in thousands):
	2008	2007	2006

Current:
Federal	$1,984	$2,653	$4,339
State and local	(226)	(204)	290
Non-U.S.	5,428	12,745	9,988

	7,186	15,194	14,617
Deferred:
Federal	(4,162)	(451)	(2,937)
State and local	(504)	(185)	(584)
Non-U.S.	(17,468)	(7,051)	584

	(22,134)	(7,687)	(2,937)

Net tax (benefit) expense	$(14,948)	$7,507	$11,680

A reconciliation of the U.S statutory federal income tax rate with the effective income tax rate was as follows:

	2008	2007	2006

U.S. statutory federal income tax rate	35%	35%	35%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax effect	—	—	—
Non-deductible expenses and other	—	3	3
Non-U.S. income subject to U.S. income tax	—	3	2
Tax effect of identifiable intangible impairment	(32)	—	—
Lower foreign tax rates	2	(29)	(22)
Research and development and other tax credits	—	(1)	(1)

Effective tax rate	5%	11%	17%

          The effective tax rate for the year ended December 26, 2008 is primarily impacted by the goodwill, indefinite-lived intangible and definite-lived intangible impairment charges recorded in 2008. The majority of our goodwill and intangible impairment is not deductible for income tax purposes. We recognized tax benefits of $17.6 million during 2008, associated with the indefinite-lived intangible and definite-lived intangible impairment charges.

          We adopted the provisions of FIN 48 on December 30, 2006 and, at the date of adoption, we had approximately $22.8 million of unrecognized income tax benefits. Upon adoption of FIN 48, we did not recognize an adjustment to our liabilities for unrecognized tax benefits, but we reclassified approximately $17.6 million of unrecognized tax benefits from current to long-term liabilities. At December 26, 2008 and December 28, 2007, we had approximately $24.1 million

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

and $23.6 million of unrecognized income tax benefits, $21.5 million and $19.8 million of which were classified as other long-term liabilities, respectively. If all the tax benefits were recognized as of December 26, 2008, approximately $24.1 million would impact the 2008 effective tax rate.

          A reconciliation of the total gross unrecognized tax benefits for the years ended December 26, 2008 and December 28, 2007 were as follows (in thousands):

Balance at December 30, 2006	$22,789

Additions to tax positions related to current year	3,576
Additions to tax positions related to prior years	6
Reductions to tax positions related to prior years	(198)
Lapses in statutes of limitation	(2,597)

Balance at December 28, 2007	$23,576

Additions to tax positions related to current year	3,645
Additions to tax positions related to prior years	1,162
Reductions to tax positions related to prior years	(523)
Lapses in statutes of limitation	(3,736)

Balance at December 26, 2008	$24,124

          Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of December 26, 2008, we have $0.8 million accrued for interest and/or penalties related to uncertain income tax positions.

          We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. With respect to federal and state income tax, tax returns for all years after 2004 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.

          We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months. However, such balances may change quarter-over-quarter during 2009.

          Several of our foreign subsidiaries continue to operate under tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements. For example, the tax holidays applicable to most of our PRC earnings will expire in 2010. In 2008, 2007 and 2006, taxes on foreign earnings were favorably impacted by tax holidays and other incentives in certain foreign jurisdictions by $9.9 million, $10.0 million and $11.4 million, respectively.

          Deferred tax assets and liabilities from continuing operations included the following (in thousands):

	2008	2007

Assets:
Inventories	$490	$167
Plant and equipment	13,434	9,085
Vacation pay and other compensation	364	536
Pension expense	6,743	3,426
Stock awards	350	612
Accrued liabilities	1,229	1,063
Net operating losses – state and foreign	17,305	13,699
Tax credits	20,609	18,974
Other	5,716	4,881

Total deferred tax assets	66,240	52,443
Valuation allowance	(9,697)	(11,394)

Net deferred tax assets	$56,543	$41,049

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

	2008	2007

Liabilities:
Foreign earnings not permanently invested	$21,833	$18,723
Acquired intangibles	11,374	8,101

Total deferred tax liabilities	33,207	26,824

Net deferred tax assets	$23,336	$14,225

Short-term deferred tax assets	$8,306	$5,485
Short-term deferred tax liabilities	(3,648)	(1,485)
Long-term deferred tax assets	34,933	22,753
Long-term deferred tax liabilities	(16,255)	(12,528)

Net deferred tax assets	$23,336	$14,225

          Based on our history of taxable income, our projection of future earnings and other tax factors, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets. Unless utilized, net operating losses will expire in fiscal years 2009 through 2026. Foreign tax credit carryforwards will start to expire in 2011. Research and development credit carryforwards will start to expire in 2019.

          We have not provided for U.S. federal and state income and foreign withholding taxes on approximately $525.0 million of non-U.S. subsidiaries’ undistributed earnings (as calculated for income tax purposes) as of December 26, 2008, including pre-acquisition earnings of foreign entities acquired in stock purchases. Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $148.0 million.

(9)	Employee Benefit Plans

          We maintain defined benefit pension plans for certain U.S. and non-U.S. employees. Benefits are based on years of service and average final compensation. In 2006, we began to combine the defined benefit plan of ERA with our own plans. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. We do not provide any post-retirement benefits outside of the U.S., except as may be required by certain foreign jurisdictions. Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero. Pension expense related to our defined benefit plans was $1.2 million, $1.0 million and $1.3 million in 2008, 2007 and 2006, respectively, which included the following components (in thousands):

	2008	2007	2006

Service cost	$1,274	$1,191	$1,310
Interest cost	2,520	2,422	2,244
Expected return on plan assets	(2,719)	(2,640)	(2,442)
Amortization of transition obligation	7	9	10
Amortization of prior service cost	233	241	270
Recognized actuarial gain	(154)	(200)	(87)

Net periodic pension cost	$1,161	$1,023	$1,305

          The financial status of our defined benefit plans at December 26, 2008 and December 28, 2007 was as follows (in thousands):

	2008	2007

Change in benefit obligation:

Projected benefit obligation at beginning of year	$45,048	$42,298

Service cost	1,274	1,191
Interest cost	2,520	2,422
Plan amendments	(288)	(27)
Actuarial (gain) loss	(2,836)	790
Benefits paid	(1,722)	(1,626)

Projected benefit obligation at end of year	$43,996	$45,048

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

	2008	2007

Change in plan assets:

Fair value of plan assets at beginning of year	$34,653	$34,008

Actual return on plan assets	(7,741)	2,016
Employer contributions	250	255
Benefits paid	(1,746)	(1,626)

Fair value of plan assets at end of year	$25,416	$34,653

Accumulated benefit obligation	$38,431	$39,015

          In accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”),the unrecognized components of net periodic pension cost have been included in accumulated other comprehensive income.

          The effects of applying SFAS 158 to the 2006 statement of financial position, were as follows (in thousands):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

Other assets	$10,538	$(797)	$9,741
Deferred income taxes	16,738	(603)	16,135

Total assets	$770,880	$(1,400)	$769,480

Other long-term liabilities	$16,690	$(2,376)	$14,314

Total liabilities	$283,136	$(2,376)	$280,760

Minority interest	$9,691	$—	$9,691

Accumulated other comprehensive income	$17,450	$976	$18,426

Total shareholders’ equity	$478,053	$976	$479,029

          The accumulated other comprehensive (loss) income for our defined benefit plans included the following components (in thousands):

	2008	2007

Actuarial (loss) gain	$(3,401)	$1,476
Amortization of prior service costs	(1,212)	(1,314)
Amortization of transition obligations	(18)	(34)

Accumulated other comprehensive (loss) income	$(4,631)	$128

          The pension cost expected to be amortized from accumulated other comprehensive income in 2009 for our defined benefit pension plans is expected to be approximately $0.3 million.

          The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows (in thousands):

	2008	2007

Benefit obligation	$38,290	$10,969
Accumulated benefit obligation	$43,742	$9,101
Plan assets	$25,070	$18

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

          Securities held in the Rabbi Trust are excluded from plan assets. However, the Rabbi Trust securities will be used to fund future benefit payments to participants of one of our defined benefit plans. As of December 26, 2008 and December 28, 2007, we held approximately $6.3 million and $8.2 million, respectively, of securities in the Rabbi Trust. See Note 6 to the Consolidated Financial Statements for further details regarding the Rabbi Trust.

          The defined benefit plans’ weighted-average asset allocations at December 26, 2008 and December 28, 2007 were as follows:

	2008	2007

Asset category:
Equity securities	69%	68%
Debt securities	30%	31%
Other	1%	1%

Total	100%	100%

          Our asset allocation policy for our primary benefit plans is for a target investment of 65% to 75% equity securities and 25% to 35% fixed income securities. The goal of our asset investment policy is to achieve a return in excess of the rate of inflation with acceptable levels of volatility. We utilize professionally managed mutual funds to invest our assets in accordance with our investment policy. Our pension assets are invested in a variety of small and large capitalization domestic and international mutual stock funds and one or more fixed income funds.

          To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns for each asset class, weighted by the target asset allocations. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

          Assumptions used to develop data were as follows:

	2008	2007

Discount rate	6.20%	5.80%
Annual compensation increases	4.25%	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

          Our measurement date is the last day of the calendar year.

          We expect to contribute approximately $2.4 million to our defined benefit plans in 2009. Additionally, we expect to make benefit payments in 2009 of approximately $1.8 million from our defined benefit plans. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending

2009	$1,825
2010	$2,048
2011	$2,469
2012	$2,563
2013	$2,652
Thereafter	$14,771

          For some of our non-U.S. subsidiaries, there are varying defined contribution pension plans, which provide benefits for substantially all of their employees. Net pension expense related to these plans was $4.7 million, $1.3 million and $1.5 million in 2008, 2007 and 2006, respectively.

          We maintain three defined contribution 401(k) plans covering substantially all U.S. employees, including those employees under Sonion’s U.S. operations, which became our employees in 2008. Under our 401(k) plans, we contributed a matching amount equal to $1.00 for each $1.00 of the participant’s contribution, not in excess of a maximum of 4% or 6% of the participant’s annual wages, depending on the plan. The total contribution expense under the 401(k) plans for employees of continuing operations was approximately $1.5 million, $1.3 million and $1.3 million in 2008, 2007 and 2006, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)	Asset Retirement Obligations

          We account for our Asset Retirement obligations under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. SFAS 143 requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from legal requirements to decontaminate buildings, machinery and equipment at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

          The changes in the carrying amounts of our liability for asset retirement obligations for the years ended December 28, 2007 and December 26, 2008 were as follows (in thousands):

Balance at December 29, 2006	$1,136

Accretion expense	85
Net additions/(payments)	(69)
Currency translation adjustment	120

Balance at December 28, 2007	$1,272

Accretion expense	175
Net additions/(payments)	9
Currency translation adjustment	(52)

Balance at December 26, 2008	$1,404

(11)	Commitments and Contingencies

          We conduct a portion of our operations on leased premises and also lease certain equipment under operating leases. Total rental expense amounts for the years ended December 26, 2008, December 28, 2007 and December 29, 2006 were $14.8 million, $9.8 million and $9.2 million, respectively.

          The aggregate minimum rental commitments under non-cancelable leases in effect at December 26, 2008 were as follows (in thousands):

Year Ending

2009	$11,230
2010	6,245
2011	4,551
2012	2,458
2013	1,271
Thereafter	4,460

$30,215

          The aggregate minimum rental commitments schedule does not include $122.8 million due under precious metal consignment-type leases. We expect to make payments under such leases as the precious metal is purchased in 2009 upon sale of the precious metal to customers.

          We had four standby letters of credit outstanding at December 26, 2008 in the aggregate amount of $1.0 million securing transactions entered into in the ordinary course of business.

          We had no other material off-balance-sheet financing arrangements in addition to our operating leases, precious metal leases and letters of credit.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)	Commitments and Contingencies, continued

          Our manufacturing operations are subject to a variety of local, state, federal and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws. However, in the normal course of business, environmental issues may arise. We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

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

          All retained earnings are free from legal or contractual restrictions as of December 26, 2008, with the exception of approximately $29.9 million of retained earnings, primarily in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The law restricts 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC. Included in the $29.9 million are $5.2 million of retained earnings of a majority-owned subsidiary and approximately $2.3 million of retained earnings of the former Sonion operations.

          See Note 13 for information regarding our stock-based compensation plans.

          We have a Shareholder Rights Plan. The Rights are currently not exercisable and automatically trade with our common shares. However, after a person or group has acquired 15% or more of our common shares, the Rights will become exercisable, and separate certificates representing the Rights will be distributed. In the event that any person or group acquires 15% of our common shares, each holder of two Rights (other than the Rights of the acquiring person) will have the right to receive, for $300, that number of common shares having a market value equal to two times the exercise price of the Rights. Alternatively, in the event that, at any time following the date in which a person or group acquires ownership of 15% or more of our common shares, and we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets are sold, each holder of two Rights (other than the Rights of such acquiring person or group) will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring entity having a then market value equal to two times the exercise price of the Rights. The Rights may be redeemed by us at a price of $0.005 per Right at any time prior to becoming exercisable. Rights that are not redeemed or exercised expire on September 9, 2010.

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

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)	Stock-Based Compensation, continued

          The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	2008	2007	2006

Restricted stock	$2,367	$3,281	$2,540
Stock options	150	449	553

Total stock-based compensation included in selling, general and administrative expenses	2,517	3,730	3,093
Income tax benefit	(881)	(1,262)	(1,026)

Total after-tax stock-based compensation expense	$1,636	$2,468	$2,067

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date. Shares are held by us until the continued employment requirement has been attained. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period. If the recipient makes an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award is generally fixed based on the value of the awarded stock on the grant date. If the recipient does not make the election under Section 83(b), the expense related to the cash award is variable based on the current market value of the shares and generally is limited to 65% of the value as of the date of grant.

          A summary of the restricted stock activity for 2008 and 2007 is as follows (in thousands, except per share data):

	2008		2007

	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)

Opening nonvested restricted stock	219	$22.85	205	$20.48
Granted	89	$23.68	99	$26.33
Vested	(87)	$18.79	(78)	$20.96
Forfeited/cancelled	(13)	$18.72	(7)	$23.41

Ending nonvested restricted stock	208	$24.59	219	$22.85

          As of December 26, 2008, there was approximately $2.1 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.7 years.

Stock Options: Stock options are granted at no cost to the employee and, under our plan, cannot be granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the years ended December 26, 2008, December 28, 2007 and December 29, 2006. We valued our stock options according to the fair value method using the Black-Scholes option-pricing model.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)	Stock-Based Compensation, continued

          A summary of the stock options activity for 2008 and 2007 is as follows (in thousands, except per share data):

	2008			2007

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Opening stock options outstanding	187	$18.96		295	$18.99
Granted	—	$—		—	$—
Exercised	(3)	$18.83		(51)	$19.13
Forfeited/cancelled	(59)	$21.00		(57)	$18.97

Ending stock options outstanding	125	$17.99	—	187	$18.96	$1,887
Ending stock options exercisable	125	$17.99	—	176	$19.12	$1,742

          The exercise prices of the options outstanding as of December 26, 2008 range from $16.55 share to $19.25 per share. As of December 26, 2008, all compensation cost related to option grants has been recognized. During the years ended December 26, 2008 and December 28, 2007, cash received from stock options exercised was less than $0.1 million and $1.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 26, 2008 and December 28, 2007 was less than $0.1 million and $0.4 million, respectively.

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

(14)	(Loss) Earnings Per Share

          Basic (loss) earnings per share were calculated by dividing (loss) earnings by the weighted average number of common shares outstanding during the year (excluding restricted shares which are considered to be contingently issuable). For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method. However, in years when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the year, those common share equivalents will be excluded from the calculation of diluted earnings per share. As we had a net loss for the year ended December 26, 2008, we did not include any common stock equivalents in the calculation of earnings per share. There were approximately 189,000 and 200,000 common share equivalents for the years ended December 28, 2007 and December 29, 2006, respectively. There were approximately 125,000, 187,000 and 295,000 stock options outstanding as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively. We had unvested restricted shares outstanding of approximately 208,000, 219,000 and 205,000 as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)	(Loss) Earnings Per Share, continued

          (Loss) earnings per share calculations were as follows (in thousands, except per share amounts):

	2008	2007	2006

(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(274,505)	$61,657	$56,895
Cumulative effect of accounting changes, net of income taxes	—	—	75
Net (loss) earnings from discontinued operations	(1,253)	—	233

Net earnings	$(275,758)	$61,657	$57,203

Basic earnings per share:
Shares	40,744	40,605	40,394
Continuing operations	$(6.74)	$1.52	$1.41
Cumulative effect of accounting changes	—	—	0.00
Discontinued operations	(0.03)	—	0.01

Per share amount	$(6.77)	$1.52	$1.42

Diluted earnings per share:
Shares	40,744	40,794	40,594
Continuing operations	$(6.74)	$1.51	$1.40
Cumulative effect of accounting changes	—	—	0.00
Discontinued operations	(0.03)	—	0.01

Per share amount	$(6.77)	$1.51	$1.41

(15)	Research, Development and Engineering Expenses

          Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses and were $52.4 million, $40.4 million and $39.6 million in 2008, 2007 and 2006, respectively. RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies and the adaptation of existing technology to specific situations and customer requirements. The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $46.8 million, $35.2 million and $33.8 million in 2008, 2007 and 2006, respectively.

(16)	Severance, Impairment and Other Associated Costs

          As a result of our continuing focus on both economic and operating profit, we continue to aggressively size both Electronics and Electrical so that costs are optimally matched to current and anticipated future revenue and unit demand. The amounts of charges will depend on specific actions taken. The actions taken over the past three years such as plant closures, plant relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation or amortization savings from disposed equipment or impaired finite-lived intangibles. We implemented numerous restructuring initiatives during the years ended December 26, 2008, December 28, 2007 and December 29, 2006 in order to reduce our cost structure and capacity.

Year Ended December 26, 2008

          During the year ended December 26, 2008, we determined that approximately $310.4 million of goodwill and other intangibles were impaired. Refer to Note 5 for further details. Additionally, we incurred a charge of $15.0 million for a number of cost reduction actions. These accruals include severance and related payments of $5.5 million at Electronics and $1.3 million at Electrical and approximately $4.1 million of other costs primarily resulting from transfers of manufacturing operations. Included in the $15.0 million are also fixed asset impairments of $3.6 million and $0.5 million at Electronics and Electrical, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)	Severance, Impairment and Other Associated Costs, continued

          We incurred approximately $4.7 million related to the transfer of production from Electronics’ facilities in Europe and North Africa to China. The $4.7 million charge included $0.7 million to adjust a liability recorded in 2007 to reflect updated benefit projections for approximately 150 employees. Additionally, we incurred approximately $4.0 million of other plant closure, relocation and similar costs associated with this action.

          We initiated other restructuring programs at Electronics’ European, Asian and North American operations and Electrical’s North American operation. During the year ended December 26, 2008, we incurred a charge for severance of $4.8 million and other associated costs of $0.1 million at Electronics and $1.3 million of severance at Electrical in conjunction with these programs. There were approximately 1,600 employees severed under these programs. We expect these plans to be completed during the first half of 2009.

          We also implemented a restructuring plan at Sonion. There are two significant components of this plan. First, we are in the process of transferring production operations from Sonion’s manufacturing operations in Europe to Vietnam. Sonion had initiated this plan prior to our acquisition and had accrued $3.4 million for severance prior to the date of our acquisition. Through December 26, 2008, we have incurred $7.3 million related to the transfer of production operations. Second, we are in the process of integrating Sonion’s production, selling, general and administrative functions into Electronics. We have accrued an additional $4.8 million for the termination of approximately 260 manufacturing and support personnel under this plan. In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), we have included the costs associated with these actions in the net assets acquired of Sonion. We expect these actions to be completed during the first half of 2009.

Year ended December 28, 2007

          During the year ended December 28, 2007, we incurred a charge of $18.0 million for cost reduction actions. These include severance and related payments of $10.6 million resulting from the termination of approximately 900 manufacturing and support personnel at Electronics’ operations in Asia, Europe and North America, $0.4 million related to the termination of approximately 5 manufacturing and support personnel at Electrical’s operations in Europe and $5.5 million for the write down of certain Electronics’ fixed assets to their disposal values. Additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions. Approximately $13.8 million relates to programs initiated in 2006.

Year ended December 29, 2006

          During the year ended December 29, 2006, we incurred a charge of $8.8 million for a number of actions to streamline operations at Electronics and Electrical. These include severance and related payments to manufacturing and support personnel at Electronics of $5.2 million, $1.6 million for severance and related payments to manufacturing and support personnel at Electrical, $1.6 million for the write down of certain Electronics’ fixed assets to their disposal values and $0.4 million of other plant closure, relocation and similar costs associated with these activities.

          The primary action included above was the transfer of production from Electronics’ facilities in Europe and North Africa to China. These facilities were purchased in 2006 as part of the ERA acquisition. We initiated this plan in order to transfer production to our customer’s emerging markets, shift the manufacturing of these products to our lower-cost operations in China and to integrate the administrative functions of these locations into Electronics. In 2006, we accrued severance of approximately $2.7 million for approximately 70 manufacturing and support personnel under this plan of which $1.0 million was charged to costs and expenses and $1.7 million was included in the net assets acquired of ERA in accordance with EITF 95-3.

          During the year ended December 29, 2006 we continued the closure of our Consumer Electronics division operations located in Italy and Turkey. We began this action in 2005. During the year ended December 29, 2006, we accrued severance of $2.4 million for approximately 450 employees and incurred fixed asset impairments of $1.0 million. The majority of these accruals were paid by December 28, 2007.

          In addition to the above plans, we initiated other restructuring programs at Electronics’ European, Asian and North American operations and Electrical’s European and North American operations. These programs also originated to reduce costs. During the year ended December 29, 2006, we accrued severance of $1.8 million, incurred fixed asset impairments and other associated costs of $0.6 million and of $0.4 million, respectively, at Electronics and $1.6 million of

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)	Severance, Impairment and Other Associated Costs, continued

severance and associated costs at Electrical in conjunction with these programs. There were approximately 90 employees severed under these programs. These programs were completed in 2007.

          The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 30, 2005	$1.6	$1.6	$3.2

Expensed during the twelve months ended December 29, 2006	1.6	7.2	8.8
Acquisition accruals	—	1.7	1.7
Severance payments	(2.2)	(4.8)	(7.0)
Other associated costs	—	(0.9)	(0.9)
Asset impairments and currency translation adjustments	(0.5)	(1.0)	(1.5)

Balance accrued at December 29, 2006	0.5	3.8	4.3

Expensed during the twelve months ended December 28, 2007	0.4	17.6	18.0
Severance payments	(0.7)	(4.3)	(5.0)
Other associated costs	—	(1.7)	(1.7)
Asset impairments and currency translation adjustments	(0.1)	(4.6)	(4.7)

Balance accrued at December 28, 2007	0.1	10.8	10.9

Expensed during the twelve months ended December 26, 2008	1.8	13.2	15.0
Acquisition accruals	—	15.5	15.5
Severance payments	(0.6)	(11.1)	(11.7)
Other associated costs	—	(4.3)	(4.3)
Asset impairments and currency translation adjustments	(1.0)	(4.2)	(5.2)

Balance accrued at December 26, 2008	$0.3	$19.9	$20.2

(17)	Financial instruments

          We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During 2008, we utilized two forward contracts in order to hedge our purchase price and the related debt of Sonion. Both of these forward contracts were settled on the date we acquired Sonion, resulting in a $6.0 million net foreign exchange gain. During the year ended December 26, 2008, we also utilized forward contracts to sell forward Danish krone to receive Polish zloty, to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts are used to mitigate the risk of currency fluctuations at our operations in Poland, Denmark and the PRC. At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.

          We adopted SFAS 157 for our financial assets and liabilities as of December 29, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS 157.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(17)	Financial instruments continued

          In accordance with SFAS 157, we have categorized our recurring financial assets and liabilities on our consolidated balance sheet into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1 – Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or a valuation using model inputs that are observable for substantially the full term of the asset or liability.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions and judgments when pricing the asset or liability.

          The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of December 26, 2008 (in millions):

	2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available-for-sale securities (1)	$6.3	$6.3	$—	—
Other (2)	0.1	—	0.1	—

Total	$6.4	$6.3	$0.1	—

(1)	Amounts include grantor trust investments in our consolidated balance sheet.

(2)	Amounts include forward contracts outstanding in our consolidated balance sheet.

          We do not currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our balance sheet.

(18)	Supplementary Information

          The following amounts were charged directly to costs and expenses (in thousands):

	2008	2007	2006

Depreciation	$37,326	$28,055	$29,081
Amortization of intangible assets	$11,468	$5,296	$4,802
Advertising	$645	$663	$666
Repairs and maintenance	$23,622	$23,894	$19,589
Bad debt expense	$1,106	$1,704	$913

Cash payments made:
Income taxes	$11,940	$9,269	$4,462
Interest	$16,322	$5,456	$6,586

          Accumulated other comprehensive income as disclosed in the Consolidated Statements of Changes in Shareholders’ Equity consists principally of foreign currency translation items. In addition, our defined benefit plans impact accumulated other comprehensive income. Refer to Note 9 to the Consolidated Financial Statements for details of our defined benefit plans.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)   Quarterly Financial Data (Unaudited)

          Quarterly results of continuing operations (unaudited) for 2008 and 2007 are summarized as follows (in thousands, except per share data):

	Quarter Ended

2008:	Mar. 29	June 27	Sept. 26	Dec. 26 (1)

Net sales	$274,004	$317,162	$293,198	$212,799
Gross profit	56,215	61,720	62,578	49,825
Earnings (loss) from continuing operations before income taxes and minority interest	15,768	1,001	6,409	(311,893)
Net earnings (loss)	14,737	(524)	5,351	(295,322)
Basic earnings (loss) per share	$0.36	$(0.01)	$0.13	$(7.24)
Diluted earnings (loss) per share	$0.36	$(0.01)	$0.13	$(7.24)

(1)

During the fourth quarter of 2008, we recorded a $310.4 million goodwill and intangible asset impairment, less a $17.6 million tax benefit. Refer to Note 5 of the Consolidated Financial Statements for a description of the impairment.

	Quarter Ended

2007:	Mar. 30	June 29	Sept. 28	Dec. 28

Net sales	$254,432	$258,512	$257,093	$256,518
Gross profit	54,742	57,280	60,385	60,578
Earnings from continuing operations before income taxes and minority interest	7,090	22,266	21,309	18,755
Net earnings	4,711	20,942	19,185	16,819
Basic earnings per share	$0.12	$0.52	$0.47	$0.41
Diluted earnings per share	$0.12	$0.51	$0.47	$0.41

(20)   Segment and Geographical Information

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

          Electronics designs and manufactures a wide variety of highly-customized electronic components and modules. Wireless antennas and antenna modules capture communications signals in handsets and a variety of other mobile and portable devices. Receivers and speakers capture and convert communication signals into sound in handsets and a variety of other mobile and portable devices. Transducers and other electromechanical components convert sound into electronic signals, control the reproduction of sound and provide power on/off and volume control functions in hearing aids, headsets and other hearing health instrumentation. Passive magnetics-based components manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference and adjusting and ensuring proper current and voltage. The passive magnetics-based products are often referred to as chokes, inductors, filters and transformers. Automotive coils power certain functions related to a vehicle’s safety, navigation, communication, engine control, stability and similar electronic systems. Electronics sells its products to multinational original equipment manufacturers, original design manufacturers, contract manufacturers and distributors. Through a majority-owned subsidiary, Electronics also supplies a variety of electronic connectors, modules, wireless antennas and other accessories.

          Electrical is a global manufacturer of a full range of electrical contact products, from contact materials to completed contact subassemblies. Contact products complete or interrupt electrical circuits in virtually every electrical device. Electrical provides its customers with a broad array of highly engineered products and tools designed to meet unique customer needs.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(20)   Segment and Geographical Information, continued

          Segment and geographical information for Electronics and Electrical were as follows:

Amounts are in thousands and exclude discontinued operations:

	2008	2007	2006

Net sales
Electronics	$723,307	$671,569	$627,505
Electrical	373,856	354,986	326,591

Total	$1,097,163	$1,026,555	$954,096

Operating (loss) profit before income taxes
Electronics	$(288,106)	$50,881	$54,037
Electrical	14,879	22,514	17,253

Total operating (loss) profit	(273,227)	73,395	71,290
Items not included in segment (loss) profit (1)	(15,488)	(3,975)	(1,204)

(Loss) earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	$(288,715)	$69,420	$70,086

(1)	Includes interest and other non-operating items disclosed in our Consolidated Statements of Operations. We exclude these items when measuring segment operating profit.

	2008	2007	2006

Assets at end of year
Electronics	$523,744	$519,478	$520,410
Electrical	126,126	146,111	129,819

Segment assets	649,870	665,589	650,229
Assets not included in segment assets (1)	120,041	155,764	119,251

Total	$769,911	$821,353	$769,480

Capital expenditures (2)
Electronics	$106,379	$13,155	$44,586
Electrical	7,068	8,427	4,588

Total	$113,447	$21,582	$49,174

Depreciation and amortization
Electronics	$42,723	$27,345	$28,332
Electrical	6,071	6,006	5,551

Total	$48,794	$33,351	$33,883

(1)

Cash and cash equivalents are the primary corporate assets. We exclude cash and cash equivalents, deferred tax assets, and intercompany receivables when measuring segment assets. Also, MEMS discontinued operation is excluded from Electronics’ 2008 segment assets.

(2)

During the past three years, we have acquired several companies. We have included approximately $82.6 million and $23.8 million of property, plant and equipment in Electronics’ 2008 and 2006 capital expenditure amounts that were acquired with Sonion and ERA, respectively.

          We have no significant intercompany revenue between our segments. We do not use income taxes when measuring segment results; however, we allocate income taxes to our segments to determine certain performance measures. These performance measures include economic profit. The following pro forma disclosure of segment income tax expense is based on simplified assumptions and includes allocations of corporate tax items. These allocations are based on the proportionate share of total tax expense for each segment, obtained by multiplying our respective segment’s operating profit by the relevant estimated effective tax rates for the year. The allocated tax expense amounts, including the tax effect of discontinued operations and the cumulative effect of accounting change, for Electronics were, in thousands, $(17,010), $5,234 and $7,975 in 2008, 2007 and 2006, respectively. For Electrical, they were, in thousands, $2,062, $2,273 and $3,871 in 2008, 2007 and 2006, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(20)	Segment and Geographical Information, continued

          We sell our products to customers throughout the world. The following table summarizes our sales to customers in the United States, China and Germany, where sales are significant. Other countries in which our sales are not significant are grouped into regions. We attribute customer sales to the country addressed in the sales invoice. The product is usually shipped to the same country (in thousands):

	2008	2007	2006

Sales to customers in:
Europe, other than Germany	$291,640	$280,049	$285,509
China	286,509	303,019	204,828
Germany	190,422	178,507	168,494
Asia, other than China	137,033	84,475	110,492
United States	129,235	121,821	124,659
Other	62,324	58,684	60,114

Total	$1,097,163	$1,026,555	$954,096

          The following table includes net property, plant and equipment located in China, Germany, the United States, Denmark and Vietnam where assets are significant. Other countries in which such assets are not significant are grouped into regions. Property, plant and equipment represent all of the relevant assets that have long useful lives (in thousands):

	2008	2007	2006

Net property, plant and equipment located in:
China	$47,704	$42,423	$44,564
Vietnam	28,815	—	—
Denmark	25,845	—	—
Germany	23,803	27,779	27,113
Europe, other than Germany and Denmark	9,395	5,984	12,659
United States	8,023	9,252	8,085
Other	9,146	12,329	14,925

Total	$152,731	$97,767	$107,346

(21)	Subsequent Event

          On February 23, 2009, we announced our intentions to explore monetization alternatives with respect to our Electrical segment. A disposition, if consummated, may be in whole or in part. This process is in an early exploratory phase as there is no requirement or immediate need to commence or complete any transaction or series of transactions. While this process is pending, Electrical will operate normally in all aspects. Electrical does not meet the requirements to be classified as held for sale as defined by SFAS 144 as of December 26, 2008.

Technitrol, Inc. and Subsidiaries
Financial Statement Schedule II

Valuation and Qualifying Accounts
In thousands

	Additions (Deductions)

Description	Opening Balance	Charged to costs and expenses	Write-offs and payments	Ending Balance

Year ended December 26, 2008:
Provisions for obsolete and slow-moving inventory	$12,949	$15,883	$(13,477)	$15,355

Allowances for doubtful accounts	$2,385	$1,106	$(1,035)	$2,456

Year ended December 28, 2007:
Provisions for obsolete and slow-moving inventory	$11,255	$9,122	$(7,428)	$12,949

Allowances for doubtful accounts	$1,833	$1,704	$(1,152)	$2,385

Year ended December 29, 2006:
Provisions for obsolete and slow-moving inventory	$11,499	$8,051	$(8,295)	$11,255

Allowances for doubtful accounts	$1,663	$913	$(743)	$1,833

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

4.4

Amendment No. 3 to the Rights Agreement, dated September 9, 2006, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.4 to our Form 10-Q for the nine months ended September 26, 2008).

4.5

Amendment No. 4 to the Rights Agreement, dated September 5, 2008, between Technitrol, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our Form 10-Q for the nine months ended September 26, 2008).

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

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

10.8(3)	Technitrol, Inc. Supplemental Retirement Plan amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated December 31, 2008).

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

10.18(1.1)

Letter Amendment dated November 7, 2007 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18 (1) to our Form 10-K for the year ended December 28, 2007).

10.18(1.2)

Letter Amendment dated May 8, 2008 among The Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and AMI Doduco GmbH (incorporated by reference to Exhibit 10.18 (1.2) to our Form 10-Q for the six months ended June 27, 2008).

10.18(2.0)

Consignment and/or Purchase of Silver Agreement dated November 9, 2007 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18 (2) to our Form 10-K for the year ended December 28, 2007).

10.18(2.1)	Letter Amendment dated May 8, 2008 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2.1) to our Form 10-Q for the six months ended June 27, 2008).

Exhibit Index, continued

10.18(3)

Guarantee dated September 8, 2006 executed by Technitrol, Inc. in favor of The Bank of Nova Scotia (incorporated by reference to Exhibit 10.18(3) to our Form 10-K for the year ended December 28, 2007).

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

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the nine months ended September 28, 2007).

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.28	Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008 (incorporated by reference to Exhibit 10.28 to our Form 10-Q for the nine months ended September 26, 2008).

10.29	Separation and Release Agreement dated November 21, 2008 between Technitrol, Inc. and Edward J. Prajzner.

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNITROL, INC.

By	/s/James M. Papada, III

James M. Papada, III
Chairman and Chief Executive Officer

Date	February 24, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Alan E. Barton	By	/s/James M. Papada, III

	Alan E. Barton		James M. Papada, III
	Director		Chairman and Chief Executive Officer
(Principal Executive Officer)
Date	February 24, 2009
		Date	February 24, 2009
By	/s/John E. Burrows, Jr.
		By	/s/Drew A. Moyer
John E. Burrows, Jr.
	Director		Drew A. Moyer
Senior Vice President
Date	February 24, 2009		and Chief Financial Officer
(Principal Financial Officer)
By	/s/David H. Hofmann
		Date	February 24, 2009
David H. Hofmann
Director

Date	February 24, 2009

By	/s/Edward M. Mazze

Edward M. Mazze
Director

Date	February 24, 2009

By	/s/C. Mark Melliar-Smith

C. Mark Melliar-Smith
Director

Date	February 24, 2009

By	/s/Howard C. Deck

Howard C. Deck
Director

Date	February 24, 2009