Form 10-Q
period 2009-03-27
TECHNITROL INC
filed 2009-05-05
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended March 27, 2009, or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 4, 2009:
40,986,791

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	March 27, 2009	December 26, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,870	$41,401
Account receivables, net	123,731	128,010
Inventories	104,422	127,074
Prepaid expenses and other current assets	45,368	58,568

Total current assets	306,391	355,053

Long-term assets:
Property, plant and equipment	302,483	323,847
Less accumulated depreciation	172,742	171,116

Net property, plant and equipment	129,741	152,731
Deferred income taxes	37,591	34,933
Goodwill, net	86,038	164,778
Other intangibles, net	47,549	51,351
Other assets	15,329	11,065

	$622,639	$769,911

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$21,800	$17,189
Accounts payable	58,125	75,511
Accrued expenses and other current liabilities	75,641	86,477

Total current liabilities	155,566	179,177

Long-term liabilities:
Long-term debt, excluding current installments	318,500	326,000
Deferred income taxes	14,575	16,255
Other long-term liabilities	41,228	40,347

Shareholders’ equity:
Technitrol, Inc. shareholders’ equity:
Common stock and additional paid-in capital	224,027	225,117
Retained loss	(75,593)	(1,045)
Other comprehensive loss	(66,338)	(26,626)

Total Technitrol, Inc. shareholders’ equity	82,096	197,446
Non-controlling interest	10,674	10,686

Total equity	92,770	208,132

	$622,639	$769,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended
	March 27, 2009	March 28, 2008

Net sales	$182,207	$274,004
Cost of sales	146,741	217,789

Gross profit	35,466	56,215

Selling, general and administrative expenses	32,899	40,373
Severance, impairment and other associated costs	77,315	1,965

Operating (loss) profit	(74,748)	13,877

Other income (expense):
Interest expense, net	(4,985)	(2,086)
Other income, net	8,914	3,977

Total other income	3,929	1,891

(Loss) earnings from continuing operations before income taxes	(70,819)	15,768

Income tax (benefit) expense	(129)	521

Net (loss) earnings from continuing operations	(70,690)	15,247

Net loss from discontinued operations	(3,870)	(429)

Net (loss) earnings	(74,560)	14,818

Less: Net (loss) earnings attributable to non-controlling interest	(12)	81

Net (loss) earnings attributable to Technitrol, Inc.	$(74,548)	$14,737

Amounts attributable to Technitrol, Inc. common shareholders:
Net (loss) earnings from continuing operations	$(70,678)	$15,166
Net loss from discontinued operations	(3,870)	(429)

Net (loss) earnings attributable to Technitrol, Inc.	$(74,548)	$14,737

Per share data:
Basic earnings per share:
Net (loss) earnings from continuing operations	$(1.73)	$0.37
Net loss from discontinued operations	(0.10)	(0.01)

Net (loss) earnings	$(1.83)	$0.36

Diluted earnings per share:
Net (loss) earnings from continuing operations	$(1.73)	$0.37
Net loss from discontinued operations	(0.10)	(0.01)

Net (loss) earnings	$(1.83)	$0.36

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Three Months Ended
	March 27, 2009	March 28, 2008

Cash flows from operating activities:
Net (loss) earnings	$(74,560)	$14,818
Loss from discontinued operations, net of income taxes	3,870	429
Adjustments to reconcile net (loss) earnings attributable to Technitrol, Inc. to net cash provided by operating activities:
Depreciation and amortization	9,764	10,013
Forward contract settlements	—	6,959
Goodwill impairment	68,867	—
Changes in assets and liabilities, net of effect of acquisitions in 2008:
Account receivables	764	890
Inventories	18,550	(5,080)
Prepaid expenses and other current assets	2,322	(4,740)
Accounts payable and accrued expenses	(26,264)	(6,934)
Severance, impairment and other associated costs, net of cash payments	3,286	(1,577)
Other, net	412	34

Net cash provided by operating activities	7,011	14,812

Cash flows from investing activities:
Acquisitions, net of cash acquired of $6,556 in 2008	—	(421,121)
Forward contract settlements	—	(6,959)
Capital expenditures	(3,160)	(5,138)
Purchases of grantor trust investments available for sale	(2,370)	(285)
Proceeds from sale of property, plant and equipment	25	2,450
Foreign currency impact on intercompany lending	(3,321)	(5,666)

Net cash used in investing activities	(8,826)	(436,719)

Cash flows from financing activities:
Long-term borrowings	—	373,000
Principal payments of long-term debt	(2,500)	(19,943)
Dividends paid	(3,586)	(3,579)
Exercise of stock options	—	17

Net cash (used in) provided by financing activities	(6,086)	349,495

Net effect of exchange rate changes on cash	1,351	9,716

Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(1,981)	959
Net cash used in investing activities	—	(113)

Net (decrease) increase in cash and cash equivalents from discontinued operations	(1,981)	846

Net decrease in cash and cash equivalents	(8,531)	(61,850)
Cash and cash equivalents at beginning of period	41,401	116,289

Cash and cash equivalents at end of period	$32,870	$54,439

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 27, 2009

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other comprehensive loss	Non- controlling Interest	Comprehensive loss

	Shares	Amount

Balance at December 26, 2008	40,998	$225,117	$(1,045)	$(26,626)	$10,686
Stock options, awards and related compensation	(11)	(65)	—	—	—
Dividends declared ($0.025 per share)	—	(1,025)	—	—	—
Net loss	—	—	(74,548)	—	(12)	$(74,560)
Currency translation adjustments	—	—	—	(39,017)	—	(39,017)
Unrealized holding losses on securities	—	—	—	(695)	—	(695)

Comprehensive loss						$(114,272)

Balance at March 27, 2009	40,987	$224,027	$(75,593)	$(66,338)	$10,674

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

          For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol Inc.’s Form 10-K filed for the year ended December 26, 2008. We sometimes refer to Technitrol, Inc. as “Technitrol,” “we” or “our”. We currently operate our business in two segments:

•	our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets, and

•	our Electrical Contact Products Group, which we refer to as Electrical and is known as AMI Doduco in its markets.

          The results for the three months ended March 27, 2009 and March 28, 2008 have been prepared by our management without audit by our independent auditors. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented. To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented. Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature. Operating results for the three months ended March 27, 2009 are not necessarily indicative of annual results.

          New Accounting Pronouncements

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to the normal market activity for the asset or liability. Also, FSP FAS 157-4 provides guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect that FSP FAS 157-4 may have on our disclosures.

          In December 2008, FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plans. Specifically, FSP132(R)-1 illustrates guidance on concentrations of risk in pension and postretirement plans, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. We are currently evaluating the effect that FSP 132(R)-1 may have on our financial statements.

          Recently Adopted Accounting Pronouncements

          In November 2008, FASB issued Emerging Issues Task Force (“EITF”) No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted EITF 08-6 as of December 27, 2008 and this adoption had no impact on our financial statements.

          In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”). FSP EITF 03-6-1 requires these awards to be included in the earnings allocation in computing earnings per share. Adoption of FSP EITF 03-6-1 is retrospective, so all previously reported earnings per share data is restated to conform with the requirements of this statement. We adopted FSP EITF 03-6-1 as of December 27, 2008, and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 27, 2009 and March 28, 2008, there was not a significant difference in the per share amounts calculated under the two methods, therefore we have not presented the reconciliation of earnings per share under the two class method. See Note 10 regarding adoption of this statement.

          In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. We adopted FSP 142-3 as of December 27, 2008 and this adoption had no impact on our financial statements.

          In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)and its related interpretations. This statement amends and expands the disclosure requirements of SFAS 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. We adopted this statement as of December 27, 2008, and have expanded our disclosures as required by SFAS 161. See Note 12 regarding adoption of this statement.

          In December 2007, FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity. In addition, SFAS 160 requires companies to report a net (loss) income measure that includes the amounts attributable to such non-controlling interests. We adopted FAS 160 as of December 27, 2008, and it will be applied prospectively to all non-controlling interests. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented. See our consolidated financial statements regarding the reclassifications required by this statement.

          In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. In addition, SFAS 141R changes the measurement period for deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination. We adopted SFAS 141R as of December 27, 2008 and this adoption had no impact on our financial statements.

          Reclassifications

          Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Acquisitions

          Sonion A/S: On February 28, 2008, we acquired all of the capital stock of Sonion A/S (“Sonion”), headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam. The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008. Sonion produces microacoustic transducers and micromechanical components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $426.4 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $5.3 million of costs directly associated with the acquisition. We financed the acquisition with proceeds from our multi-currency credit facility and with cash on hand. We acquired Sonion primarily for their customer relationships, developed technology and our strategic objective of expanding our offering of electronic components into advanced acoustic, audio and medical markets. We finalized the valuation of identified intangible assets and the evaluation of the fair values and useful lives of tangible fixed assets in the fourth quarter of 2008. The fair value of the net tangible assets acquired, excluding the assumed debt, approximated $99.7 million. In addition to the fair value of assets acquired, purchase price allocations included $73.5 million for customer relationship intangibles, $27.7 million for technology intangibles and $232.1 million allocated to goodwill. The finite identifiable intangible assets are being amortized using lives of 10 to 14 years for technology and 13 years for customer relationships. For goodwill impairment testing purposes, Sonion’s mobile communications group is included in Electronics’ wireless group and Sonion’s medical technology group is treated as a separate reporting unit. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$78.6
Property, plant & equipment	82.6
Goodwill	232.1
Intangible assets	101.2
Other assets	11.2

Total assets acquired	505.7

Current liabilities	72.7
Debt assumed in acquisition	177.8

Total liabilities assumed	250.5

Net assets acquired	$255.2

(3)	Divestiture

          During the year ended December 26, 2008, our board of directors approved a plan to divest Electronics’ non-core microelectromechanical systems microphone (“MEMS”) business located in Denmark and Vietnam. The divestiture is expected to be completed no later than the second fiscal quarter of 2009. During the first quarter of 2009, we recorded a $3.2 million charge to write down MEMS’ net assets to the expected net proceeds we anticipate receiving on the completion of the sale. We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented. Net sales and loss before income taxes were as follows (in thousands):

	March 27, 2009	March 28, 2008

Net sales	$227	$855
Loss before income taxes	(5,160)	(578)

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(3)	Divestiture, continued

          MEMS was purchased ancillary to the Sonion acquisition. However, we did not decide to dispose of MEMS as of February 28, 2008, the date we acquired Sonion, or a date within a short period thereafter. The assets and liabilities of MEMS are considered held for sale and are included in current assets and current liabilities, respectively, on the Consolidated Balance Sheet for all periods presented. The assets are available for immediate sale in their present condition subject only to terms that are usual and customary. Although we continue to manufacture MEMS products, we expect that open customer orders will be transferred to the buyer in the divestiture.

(4)	Inventories

          Inventories consisted of the following (in thousands):

	March 27, 2009	December 26, 2008

Finished goods	$40,703	$46,747
Work in process	27,449	29,451
Raw materials and supplies	36,270	50,876

	$104,422	$127,074

(5)	Goodwill and other intangibles, net

          We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of the recorded goodwill is impaired in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The test is a two-step process. The first step of the impairment review is to compare the fair value of each reporting unit where goodwill resides with the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We have identified five reporting units, which are our Electrical segment, Electronics’ legacy group, including our power and network divisions but excluding the connector business, Electronics’ wireless group, Electronics’ medical technology group and our connector group.

          Our review incorporated both an income and a comparable-companies market approach to estimate the impairment. The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The growth rates we use are an estimate of the future growth in the industries in which we participate. Our discount rate assumption is based on our estimated cost of capital, which we determine based on our estimated costs of debt and equity relative to our capital structure.

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

          As a result of the decline in our stock price and a decrease in our internally forecasted operating profit, we performed step one of the goodwill impairment test as of March 27, 2009. Our wireless

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)	Goodwill and other intangibles, net, continued

group did not pass the first step of the impairment test. The second step of the impairment test is substantially complete, therefore we recorded an estimate of $68.9 million of goodwill impairment at the wireless group as of March 27, 2009. We are in the process of obtaining third party appraisals to assist in the determination of the final amount of the goodwill impairment at the wireless group, which will be recorded in the second quarter of 2009. If our current stock price was used in the comparable-companies market approach analysis, the amount of goodwill impairment that was recognized in the first quarter of 2009 would be different.

          In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price and significant negative economic trends. As the impairment review was triggered in the first quarter of 2009 due to current economic trends, prior to completing the review of goodwill in the first quarter of 2009 we performed a recoverability test on certain definite-lived intangible assets in accordance with SFAS 144 and certain indefinite lived intangibles in accordance with SFAS 142. The recoverability test performed as of March 27, 2009 yielded no impairment of identifiable intangible assets.

          The majority of our goodwill and other intangibles relate to our Electronics segment. Changes in the carrying amount of goodwill for the three months ended March 27, 2009 were as follows (in thousands):

Balance at December 26, 2008	$164,778
Goodwill impairment	(68,867)
Currency translation adjustment	(9,873)

Balance at March 27, 2009	$86,038

          Other intangible assets as of March 27, 2009 were as follows (in thousands):

	March 27, 2009	December 26, 2008

Intangible assets subject to amortization (definite lives):
Technology	$25,739	$27,210
Customer relationships	29,501	30,999
Tradename / trademark	386	408
Other	2,566	2,567

Total	$58,192	$61,184
Accumulated amortization:
Technology	$(2,821)	$(2,370)
Customer relationships	(9,064)	(8,746)
Tradename / trademark	(386)	(408)
Other	(1,282)	(1,219)

Total	$(13,553)	$(12,743)

Net intangible assets subject to amortization	$44,639	$48,441

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,910	2,910

Other intangibles, net	$47,549	$51,351

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)	Goodwill and other intangibles, net, continued

          Amortization expense was approximately $1.2 million and $2.3 million for the three months ended March 27, 2009 and March 28, 2008, respectively. The decrease in amortization expense is the result of lower amortizing intangibles in the three months ended March 27, 2009 as compared to the same period of 2008, due to the intangible impairment taken in the fourth quarter of 2008. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending

2010	$5,438
2011	$5,182
2012	$5,075
2013	$5,075
2014	$5,075

(6)	Income taxes

          At March 27, 2009, we have approximately $25.1 million of unrecognized tax benefits, $22.5 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months. All of these tax benefits would affect our effective tax rate, if recognized.

          Our continuing practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense. As of March 27, 2009, we have $0.9 million accrued for interest and/or penalties related to uncertain income tax positions.

          We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. Federal and state income tax returns for all years after 2004 are subject to future examination by the respective tax authorities. With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

          The effective tax rate for the three months ended March 27, 2009 was primarily impacted by the goodwill impairment charge recorded in 2009, as the $68.9 million of goodwill impairment is non-deductible for income tax purposes.

(7)	Defined benefit plans

          In the three months ended March 27, 2009, we contributed approximately $2.1 million to our principal defined benefit plans and we expect to contribute approximately $2.4 million for the full fiscal year in 2009. Our net periodic expense was approximately $0.3 million for the three months ended March 27, 2009 and March 28, 2008 and is expected to be approximately $1.2 million for the full fiscal year in 2009.

(8)	Debt

          We were in compliance with all covenants in our credit agreement as of March 27, 2009. On February 20, 2009, we amended our credit agreement. The agreement provides for a $200.0 million senior loan facility and a senior revolving credit facility consisting of an aggregate U.S. dollar-equivalent

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt, continued

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

          The credit agreement does not permit us to request increases in the total commitment, therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million.

          Outstanding borrowings under the credit agreement are subject to a minimum EBITDA covenant, amounting to $10.0 million for the second fiscal quarter of 2009 and $20.0 million for each subsequent rolling six-month period thereafter. In addition, outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.

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

          We pay a fee on the unborrowed portion of the commitment, which ranges from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt, continued

          The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency.

          The credit margin spread is the same for each currency and ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

          The weighted-average interest rate, including the credit margin spread, was approximately 3.5% as of March 27, 2009.

          Also, our annual cash dividend is limited to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions.

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

          As of March 27, 2009, we had outstanding borrowings of $197.5 million under the senior term loan facility and $136.0 million under the five-year revolving credit agreement.

          We incurred approximately $3.0 million in fees and costs to our lenders and other parties in conjunction with the negotiation and finalization of the amended credit agreement. Of the previously capitalized costs related to our credit agreement entered into on February 28, 2008 and those costs capitalized with the February 29, 2009 credit agreement, approximately $1.4 million fees were expensed during the three months ended March 27, 2009.

          We had three standby letters of credit outstanding at March 27, 2009 in the aggregate amount of $0.6 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros or $6.8 million outstanding which is due in August 2009.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Accounting for stock-based compensation

          We have an incentive compensation plan for our employees. One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period. Another component is stock options. The following table presents the amount of stock-based compensation (income) expense included in the Consolidated Statements of Operations during the three months ended March 27, 2009 and March 28, 2008 (in thousands):

	March 27, 2009	March 28, 2008

Restricted stock	$(9)	$585
Stock options	—	50

Total stock-based compensation included in selling, general and administrative expenses	(9)	635
Income tax benefit (expense)	3	(188)

Total after-tax stock-based compensation (income) expense	$(6)	$447

          The decrease in stock-based compensation expense from March 28, 2008 to March 27, 2009 was primarily attributable to a change in the estimate of outstanding restricted shares expected to vest, actual share vestings in 2009 being less than previously expected and the impact of the decline in share price on awards subject to variations in share price.

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)

Nonvested at December 26, 2008	208	$24.59
Granted	—	—
Vested	(35)	$23.42
Forfeited/cancelled	(9)	$23.83

Nonvested at March 27, 2009	164	$22.60

          As of March 27, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to restricted stock grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Accounting for stock-based compensation, continued

Stock Options: Stock options were granted at no cost to the employee and were not granted at a price lower than the fair market value at date of grant. These options expire seven years from the date of grant and vest equally over four years. There were no options issued during the three months ended March 27, 2009 or during the year ended December 26, 2008. We value our stock options according to the fair value method using the Black-Scholes option-pricing model. A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value

Outstanding as of December 26, 2008	125	$17.99
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(13)	$18.26

Outstanding as of March 27, 2009	112	$17.96	—
Exercisable at March 27, 2009	112	$17.96	—

          As of March 27, 2009, all compensation cost related to option grants has been recognized. During the three months ended March 27, 2009 no stock options were exercised. For the three months ended March 28, 2008, both the cash received on stock options exercised and the intrinsic value of stock options exercised were less than $0.1 million. SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing. However, there was no effect on the current year net cash provided by operating activities and net cash used in financing activities as there were no stock options exercised during the three months ended March 27, 2009. No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 27, 2009.

(10)	Earnings per share

          Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares which are considered to be contingently issuable) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method. However, in periods when we have a net loss or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share. During the three months ended March 27, 2009, there were no common share equivalents included in the calculation of diluted earnings per share due to the net loss experienced in the quarter. There were approximately 139,000 common share equivalents for the three months ended March 28, 2008. We had approximately 112,000 stock options outstanding as of March 27, 2009 and approximately 184,000 as of March 28, 2008. There were unvested restricted shares outstanding of approximately 164,000 and 195,000 as of March 27, 2009 and March 28, 2008, respectively.

          In June 2008, FASB issued FSP EITF 03-6-1, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF 03-6. Under our restricted stock plan, non-forfeitable dividends are paid on

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Earnings per share, continued

unvested shares of restricted stock. As clarified by FSP EITF 03-6-1, these restricted stock grants are considered participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 27, 2009 and March 28, 2008, there was not a significant difference in the per share amounts calculated under the two methods, therefore we have not presented the reconciliation of earnings per share under the two class method.

Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2009	March 28, 2008

Net (loss) earnings from continuing operations	$(70,690)	$15,247
Loss from discontinued operations, net of income taxes	(3,870)	(429)
Less: Net (loss) earnings attributable to non-controlling interest	(12)	81

Net (loss) earnings attributable to Techitrol, Inc.	$(74,548)	$14,737

Basic earnings per share:
Shares	40,809	40,697
Continuing operations	$(1.73)	$0.37
Discontinued operations	(0.10)	(0.01)

Per share amount	$(1.83)	$0.36

Diluted earnings per share:
Shares	40,809	40,836
Continuing operations	$(1.73)	$0.37
Discontinued operations	(0.10)	(0.01)

Per share amount	$(1.83)	$0.36

(11)	Severance, impairment and other associated costs

          As a result of our continuing focus on both economic and operating profit, we continue to aggressively size both Electronics and Electrical so that costs are optimally matched to current and anticipated future revenue and unit demand. The amounts of charges will depend on specific actions taken. The actions taken include closures, plant relocations, asset impairments and reductions in personnel worldwide, which have resulted in the elimination of a variety of costs. The majority of these costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation  from disposed equipment and rental payments from the termination of lease agreements. We continued restructuring initiatives during the three months ended March 27, 2009 that were implemented in the years ended December 26, 2008 and December 28, 2007 in order to reduce our cost structure and capacity.

          During the three months ended March 27, 2009, we determined that approximately $68.9 million of goodwill was impaired. Refer to Note 5 for further details. Additionally, we incurred a charge of $8.5 million for a number of cost reduction actions. These accruals include severance and related payments of $2.6 million at Electronics and $0.3 million at Electrical. Also, included in the $8.5 million are fixed asset impairments of $5.6 million at Electronics. These assets include production lines associated with products that have no expected future demand.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs, continued

          During the year ended December 26, 2008, we initiated a restructuring program at Electronics’ European, Asian and North American operations and Electrical’s European and North American operations to reduce company-wide costs, which included direct and indirect labor reductions. During the three months ended March 27, 2009, we incurred a charge for severance of $1.2 million and other associated costs of $0.3 million at Electronics and $0.3 million of severance at Electrical in conjunction with this program. There were approximately 235 employees severed under these programs. We expect these plans to be completed during the third quarter of 2009.

          Of the $2.6 million charge incurred during the first three months of 2009 at Electronics, approximately $1.1 million related to the transfer of production from Electronics’ facilities in Europe and North Africa to China, which was implemented in the year ended December 28, 2007. The $1.1 million included a $1.6 million charge to adjust the liability to reflect the final negotiated benefits for approximately 45 employees reduced by a $0.5 million adjustment in the accrual to reflect final benefit projections for approximately 90 employees. We expect these plans to be completed by the end of 2009.

          The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

	Electrical	Electronics	Total

Balance accrued at December 26, 2008	$0.3	$9.7	$10.0

Expensed during the three months ended March 27, 2009	0.3	8.2	8.5
Severance payments	(0.2)	(4.7)	(4.9)
Other associated costs	(0.2)	(0.1)	(0.3)
Asset impairments and currency translation adjustments	(0.1)	(6.2)	(6.3)

Balance accrued at March 27, 2009	$0.1	$6.9	$7.0

(12)	Financial instruments

          We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the three months ended March 27, 2009, we utilized forward contracts to sell forward U.S. dollars to receive Danish krone and to sell forward euro to receive Chinese renminbi. These contracts are used to mitigate the risk of currency fluctuations at our operations in Denmark and the Peoples Republic of China (“PRC”). At March 27, 2009, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $10.6 million, to receive Chinese renminbi. For the three months ended March 27, 2009 and March 28, 2008, no financial instruments met the necessary requirements in SFAS 133 to be designated as hedges.

          We adopted SFAS 161 as of December 27, 2008. SFAS 161 amends and expands the qualitative and quantitative disclosure requirements of SFAS 133 related to the fair value of derivative instruments.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

          In accordance with SFAS 161, the following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets and our Consolidated Statement of Operations (in thousands):

Consolidated Balance Sheets
(Asset Derivative)

Derivatives	Classification	March 27, 2009	March 28, 2008

Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.1	$—

Total		$0.1	$—

Consolidated Statements of Operations
(Unrealized/Realized Gains/(Losses))

Derivatives	Classification	March 27, 2009	March 28, 2008

Foreign exchange forward contracts	Other income, net	$0.1	$—

Total		$0.1	$—

          In accordance with SFAS 157, we have categorized our recurring financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

          The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of March 27, 2009 (in millions):

	March 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available-for-sale securities (1)	$7.9	$7.9	$—	$—
Other (2)	0.1	—	0.1	—

Total	$8.0	$7.9	$0.1	$—

(1)	Amounts include grantor trust investments in our Consolidated Balance Sheet.
(2)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

          We do not currently have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. Management believes that there is no  risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

(13)	Business segment information

          For the three months ended March 27, 2009 and March 28, 2008, there were immaterial amounts of intersegment revenues eliminated in consolidation. There was no change in the basis for determining segment financial information from December 26, 2008 to March 27, 2009. Specific segment data are as follows (in thousands):

	Three Months Ended
	March 27, 2009	March 28, 2008

Net sales:
Electronics	$123,583	$170,016
Electrical	58,624	103,988

Total	$182,207	$274,004

(Loss) earnings from continuing operations before income taxes:
Electronics	$(73,218)	$8,067
Electrical	(1,530)	5,810

Operating (loss) profit	(74,748)	13,877
Other income, net	3,929	1,891

(Loss) earnings from continuing operations before income taxes	$(70,819)	$15,768

(14)	Subsequent event

          In the second quarter of 2009, we divested MEMS. The proceeds were not material to our Consolidated Financial Statements. We plan on finalizing the gain or loss on the transaction during the second quarter of 2009.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on pages 33 through 41.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2008 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Actual results could differ from these estimates.

          The following critical accounting policies are impacted significantly by judgments, assumptions and estimates and were used in the preparation of the Consolidated Financial Statements:

•	Inventory valuation;

•	Purchase accounting;

•	Goodwill and identifiable intangibles;

•	Income taxes;

•	Defined benefit plans;

•	Contingency accruals; and

•	Severance, impairment and other associates costs.

          Please see information concerning our critical accounting policies in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 26, 2008.

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

          Historically, the gross margin at Electronics has been significantly higher than at Electrical. As a result, the mix of net sales generated by Electronics and Electrical during a period affects our consolidated gross margin. Our gross margin is also affected by acquisitions, product mix within each segment and capacity utilization. Electrical’s gross margin is also affected by prices of precious and non-precious metals, which are passed through to customers at varying margins. Electronics’ markets are characterized by relatively short product life cycles compared to Electrical’s markets. As a result, significant product turnover occurs each year in Electronics. Electrical has a relatively long-lived and mature product line that has less turnover and less frequent variation in the prices of products sold relative to Electronics. Many of Electrical’s products are sold under annual (or longer) purchase contracts. Therefore, Electrical’s revenues historically have not been subject to significant price fluctuations. However, changes in unit volume and unit prices affect our net sales and gross margin from period to period.  Due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period. Changes in foreign exchange rates, especially the U.S. dollar to the euro, the U.S. dollar to the Chinese renminbi and the U.S. dollar to the Danish krone also affect U.S. dollar reported sales.

          We believe our focus on acquisitions, technology and cost reduction programs provide us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.

          Acquisitions. Acquisitions have been an important part of our growth strategy. In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have broadened our product offerings in new or existing markets. For example, Sonion was acquired in February 2008. Sonion was headquartered in Roskilde, Denmark and produces microacoustic transducers and electromechanical components used in hearing instruments and medical devices and speakers and receivers used in mobile communication devices. We may pursue additional acquisition opportunities in the future.

          Divestitures. In February 2009, we announced our intentions to explore monetization alternatives with respect to our Electrical segment. A disposition, if consummated, may be in whole or in part. This process is in an early exploratory phase as there is no requirement or immediate need to commence or complete any transaction or series of transactions. While this process is pending, Electrical will operate normally in all aspects. In April 2009, we divested Electronics’ non-core MEMS business which was purchased ancillary to the Sonion acquisition. We have reflected the results of the MEMS business as a discontinued operation in our Consolidated Financial Statements for all periods presented.

          Technology. Our products must evolve along with changes in technology, changes in availability and price of raw materials, changes in design and changes in preferences of the end users of our products. Regulatory requirements also impact the design and functionality of our products. We address these conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.

          Management Focus. Our executives focus on a number of important factors in evaluating our financial condition and operating performance. For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percentage of revenue and economic profit as performance measures. We define economic profit as after-tax operating profit less our cost of capital. Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, as this reflects the benefit of absorbing fixed overhead and operating expenses. In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

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

          During the three months ended March 27, 2009, we determined that approximately $68.9 million of goodwill was impaired. Additionally, we incurred a charge of $8.5 million for a number of cost reduction actions. These accruals include severance and related payments of $2.6 million at Electronics and $0.3 million at Electrical. The majority of these accruals will be paid by December 25, 2009. Also, included in the $8.5 million are fixed asset impairments of $5.6 million at Electronics.

          During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired. Additionally, we incurred a charge of $15.0 million for a number of cost reduction actions. These accruals include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at Electronics’ operations primarily in Asia, Europe and North America, $1.3 million of severance and related payments resulting from the termination of manufacturing and support personnel at Electrical and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia. Additionally, we recorded fixed asset impairments of $3.6 million and $0.5 million at Electronics and Electrical, respectively.

          International Operations. As of March 27, 2009, we had manufacturing operations in seven countries and had significant net sales in U.S. dollar, euro and Chinese renminbi. A majority of our sales in recent years has been outside of the United States. Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi, the U.S. dollar and the euro, the U.S. dollar and the Danish krone and each of these and other foreign currencies relative to each other, especially the euro and renminbi. Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. Consolidated Financial Statements. Electrical’s European operations are denominated primarily in euro. Certain divisions of Electronics’ wireless, medical technology and power groups’ sales are denominated primarily in euro and renminbi. Net earnings may also be affected by the mix of sales and expenses by currency within each division. We may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars for our U.S. Consolidated Financial Statements. For example, during the year ended March 27, 2009, we experienced a negative translation adjustment of approximately $39.0 million. Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

          In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee. In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the type of currency and the costs associated with the contracts. At March 27, 2009, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $10.6 million, to receive Chinese renminbi. The fair value of these forward contracts was $0.1 million as determined through use of Level 2 inputs as defined by SFAS 157. These contracts are used to mitigate the risk of currency fluctuations at our Danish and Chinese operations.

          Precious Metals. Our Electrical segment uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, we have leased or held these materials through consignment-type arrangements with our suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable us to minimize our inventories. Electrical’s terms of sale generally allow us to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer. Our suppliers invoice us based on the market value of the precious metal on the day after shipment to the customer as well. Thus far, we have been successful in managing the costs associated with our precious metals. While limited amounts are purchased for use in production, the majority of our precious metal inventory continues to be leased or held on consignment. If our leasing or consignment costs increase significantly in a short period of time, and we are unable to recover these increased costs through higher sales prices, a negative impact on our results of operations and liquidity may result. Leasing and consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material. Similarly, if we are unable to maintain the precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, we may be required to finance the direct purchase of precious metals or take other actions that could negatively impact our financial condition and results of operations.

          Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions, such as those among many countries in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong, Vietnam and the PRC. This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other associated costs. We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist. Also, changes in operations, tax legislation, estimates, judgments and forecasts may affect our tax rate from period to period.

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

Business Outlook

          The adverse developments in the financial markets and the dramatic contractions in the global economy that began in 2008 have increased our exposure to possible liquidity and credit risks. We are exposed to market risk resulting from changes in prices of commodities, such as precious and non-precious metals, fuel and plastic resins. To the extent we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash. We are also exposed to financial risk resulting from changes in interest and foreign currency rates.

          Considering the issues mentioned above, as well as other risks inherent in our business, we believe we have ample liquidity to fund our business requirements. This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from operations, including $7.0 million for the three months ended March 27, 2009, and access to our multi-currency credit facility. We did not experience any limitations in our ability to access funds in the first three months of 2009.

          During the first three months of 2009, we continued a series of actions implemented in mid-2008 aimed at increasing future liquidity, improving our operating results and managing a slowdown of demand evident in many end markets. Such actions include:

•

reductions of selling, general and administrative expenses by approximately $20.0 million per year through a combination of furloughs, short work weeks, tightened overall spending controls and reduction in personnel;

•	comprehensively re-sizing our indirect labor force and production overhead in both segments resulting in approximately $8.0 million of savings per year;

•	limiting capital expenditures to an annual rate of approximately 50% of fiscal 2008 levels, focusing spending on projects important to high-growth portions of our product offerings; and

•	initiating the monetization of certain assets, including the Electrical segment and MEMS.

          We began to realize the benefits of these cost reduction activities late in the fourth quarter of 2008 and continuing through the first quarter of 2009. For example, despite the sizable decline in revenues in the three months ended March 27, 2009 as compared to the three months ended March 28, 2008, our consolidated gross margin was approximately 20% in both periods due to reductions in both direct and indirect labor costs as well as a reduction in other components of overhead. Additionally, selling, general and administrative expenses declined approximately 19%, or $7.5 million, for the same period. Although some actions undertaken, such as furloughs and short work weeks, are not sustainable for the long-term, we expect the majority of these savings to continue at least through the end of the second quarter of 2009.

Results of Operations

          Three months ended March 27, 2009 compared to the three months ended March 28, 2008

          The table below presents our results of operations and the change in those results from period to period in both U.S. dollars and percentage (in thousands):

	Three Months Ended				Results as % of Net Sales
	March 27, 2009	March 28, 2008	Change $	Change %
					2009	2008

Net sales	$182,207	$274,004	$(91,797)	(33.5)%	100.0%	100.0%
Cost of sales	146,741	217,789	71,048	32.6	(80.5)	(79.5)

Gross profit	35,466	56,215	(20,749)	(36.9)	19.5	20.5
Selling, general and administrative expenses	32,899	40,373	7,474	18.5	(18.1)	(14.7)
Severance, impairment and other associated costs	77,315	1,965	(75,350)	(3834.6)	(42.4)	(0.7)

Operating (loss) profit	(74,748)	13,877	(88,625)	(638.6)	(41.0)	5.1

Interest expense, net	(4,985)	(2,086)	(2,899)	(139.0)	(2.7)	(0.8)
Other income, net	8,914	3,977	4,937	124.1	4.9	1.5

(Loss) earnings from continuing operations before income taxes	(70,819)	15,768	(86,587)	(549.1)	(38.8)	5.8

Income tax (benefit) expense	(129)	521	650	124.8	0.0	(0.2)

Net (loss) earnings from continuing operations	$(70,690)	$15,247	$(85,937)	(563.6)%	(38.8)%	5.6%

          Net Sales. Our consolidated net sales have decreased as a result of the decline in customer demand resulting from the adverse developments in the global economy. Specifically, decreased demand for certain Electronics’ wireless, network communications and power products and decreased demand for certain Electrical products negatively affected sales in the first three months of 2009 as compared to the same period of 2008. These decreases were partially offset by the inclusion of an additional two months of net sales from the Sonion acquisition in 2009 and higher euro-to-U.S. dollar exchange rates.

The following table shows our net sales by segment (in thousands):

	Three Months Ended
	March 27, 2009	March 28, 2008	Change $	Change %

Electronics	$123,583	$170,016	$(46,433)	(27.3)%
Electrical	58,624	103,988	(45,364)	(43.6)

Total	$182,207	$274,004	$(91,797)	(33.5)%

          Cost of Sales. As a result of lower sales, our cost of sales decreased. Our consolidated gross margin for the three months ended March 27, 2009 was 19.5% compared to 20.5% for the three months ended March 28, 2008. The primary factors that caused our consolidated gross margin decrease were a decline in operating leverage as a result of decreased sales of Electronics’ wireless, network communications and power products as well as products from Electrical’s North American and European operations, which were partially offset by the positive effects of cost-reduction and price increasing activities initiated in 2008 and the inclusion of approximately $1.4 million of Mianyang earthquake insurance proceeds during the three months ended March 27, 2009.

          Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased primarily due to an overall emphasis on cost reducing measures initiated in mid-2008. Expenses were reduced in areas such as research, development and engineering, general and administrative and selling. Intangible amortization expense also declined compared to the 2008 period as a result of the impairment charges incurred in the fourth quarter of 2008. These decreases were partially offset by the inclusion of two additional months of Sonion expenses in 2009.

          Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended March 27, 2009 and March 28, 2008, respectively, RD&E by segment was as follows (in thousands):

	2009	2008

Electronics	$8,467	$10,581
Percentage of segment sales	6.9%	6.2%

	2009	2008

Electrical	$1,084	$1,614
Percentage of segment sales	1.8%	1.6%

          The decrease in research, development and engineering expenses is due to cost reducing measures initiated in 2008. Particularly, these reductions occurred in non-core businesses, such as MEMS. In addition, a reduction of certain foreign currency rates relative to the U.S. dollar resulted in lower RD&E in our companies with non-U.S. dollar functional currencies. Partially offsetting this decrease in RD&E is the inclusion of two additional months of Sonion RD&E in 2009. Excluding Sonion, RD&E as a percentage of Electronics’ sales remained at a consistent level of spending as compared to the 2008 period, despite a sales decline. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

          Severance, Impairment and Other Associated Costs. We determined that approximately $68.9 million of goodwill was impaired during the three months ended March 27, 2009. Additionally, we recorded approximately $8.5 million of severance and fixed asset impairments during the three months ended March 27, 2009, mainly in connection with the company-wide restructuring program initiated at Electronics’ European, Asian and North American Operations and Electrical’s European and North American operations during 2008.

          Interest. Net interest charges increased primarily as a result of the amortization of approximately $1.4 million of capitalized loan fees resulting from the February 2009 credit facility amendment and silver leasing fees that were slightly above the comparable period in 2008, both of which are included in net interest expense.

          Other. The increase in other income is primarily attributable to higher net foreign exchange gains of approximately $9.0 million realized during the three months ended March 27, 2009, as compared to foreign exchange gains of approximately $3.8 million realized during the comparable period of 2008. The increase in foreign exchange gains was due to the effects of the overall strengthening of the U.S. dollar to euro, the U.S. dollar to Polish zloty and the U.S. dollar to Danish krone in 2009 as compared to 2008. Gains were realized as a result of remeasuring intercompany advances and loans into their respective functional currencies.

          Income Taxes. The effective tax rate for the three months ended March 27, 2009 was 0.2%, including the impact of the non-deductibility of the goodwill impairment charge. The effective income tax rate for the three months ended March 27, 2009 would have been 6.6% compared to 3.3% for the three months ended March 28, 2008 without the effects of the 2009 impairment charge. The increase in the effective tax rate is primarily a result of the non-deductibility of certain foreign exchange losses, a higher proportion of net earnings being recognized in higher tax jurisdictions in 2009 as compared to the same period of 2008 and a release of tax reserves in 2008 that did not occur in 2009.

Liquidity and Capital Resources

          Working capital as of March 27, 2009 was $150.8 million, compared to $175.9 million as of December 26, 2008. This $25.1 million decrease was primarily due to decreases in cash and cash equivalents, trade receivables, prepaid expenses, inventories and an increase in current-installments of long term debt. Partially offsetting these decreases were reductions in accounts payable and accrued expenses and other current liabilities. Cash and cash equivalents, which are included in working capital, decreased from $41.4 million as of December 26, 2008 to $32.9 million as of March 27, 2009.

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

          Net cash provided by operating activities was $7.0 million for the three months ended March 27, 2009 as compared to $14.8 million in the comparable period of 2008, a decrease of $7.8 million. The decrease is primarily a result of lower net earnings, including the positive impact of a foreign exchange contract that was settled in 2008, coupled with lower cash provided by working capital changes in the three months ended March 27, 2009 as compared to the three months ended March 28, 2008, particularly in accounts payable and accrued expenses.

          Capital expenditures were $3.2 million during the three months ended March 27, 2009 and $5.1 million in the comparable period of 2008. The decrease of $1.9 million in the 2009 period was due primarily to lower expenditures in both segments, resulting from a concentrated effort to limit new investment to only critical programs. We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary. However, we believe that capital expenditures will continue to decrease from first quarter levels, particularly in the last six months of 2009.

          We used $3.6 million for dividend payments during the three months ended March 27, 2009. On January 22, 2009 we announced a quarterly cash dividend of $0.025 per common share, payable on April 17, 2009 to shareholders of record on April 3, 2009. This quarterly dividend will result in a cash payment to shareholders of approximately $1.0 million in the second quarter of 2009. We expect to continue making quarterly dividend payments for the foreseeable future.

          We were in compliance with all covenants in our credit agreement as of March 27, 2009. On February 20, 2009, we amended our credit agreement. The agreement provides for a $200.0 million senior loan facility and a senior revolving credit facility consisting of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

-	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and

-	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

          The credit agreement does not permit us to request increases in the total commitment, therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million.

          Outstanding borrowings under the credit agreement are subject to a minimum EBITDA covenant, amounting to $10.0 million for the second fiscal quarter of 2009 and $20.0 million for each subsequent rolling six-month period thereafter. In addition, outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.

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

          We pay a fee on the unborrowed portion of the commitment, which ranges from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Commitment fee percentage

Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

          The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread. The base rate is different for each currency. The credit margin spread is the same for each currency and ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios, as defined by the credit agreement:

Total debt-to-EBITDA ratio	Credit margin spread

Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

          The weighted-average interest rate, including the credit margin spread, was approximately 3.5% as of March 27, 2009.

          Also, our annual cash dividend is limited to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. The credit agreement also contains covenants specifying capital expenditure limitations and other customary and normal provisions.

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

          As of March 27, 2009, we had outstanding borrowings of $197.5 million under the senior term loan facility and $136.0 million under the five-year revolving credit agreement.

          We incurred approximately $3.0 million in fees and costs to our lenders and other parties in conjunction with the negotiation and finalization of the amended credit agreement. Of the previously capitalized costs related to our initial credit agreement entered into on February 28, 2008 and those costs capitalized with the February 29, 2009 credit agreement, approximately $1.4 million of fees were expensed during the three months ended March 27, 2009.

          We had three standby letters of credit outstanding at March 27, 2009 in the aggregate amount of $0.6 million securing transactions entered into in the ordinary course of business.

          We also have an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros or $6.8 million outstanding which is due in August 2009.

          We had commercial commitments outstanding at March 27, 2009 of approximately $150.2 million due under precious metal consignment-type leases. This represents an increase of $27.4 million from the $122.8 million outstanding as of December 26, 2008 and is primarily attributable to higher average silver prices.

          The only material changes in our contractual obligations during the three months ended March 27, 2009 was the amendment of our credit facility that was finalized on February 20, 2009 and the increase in our total lease commitments under our precious metal consignment-type leases.

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

          All retained earnings are free from legal or contractual restrictions as of March 27, 2009, with the exception of approximately $29.9 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. Included in the $29.9 million is $5.2 million of retained earnings of a majority owned subsidiary. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

          Please see Note 1 to the Notes to Unaudited Consolidated Financial Statements beginning on page 7 for a description of new and recently adopted accounting pronouncements.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

          There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 26, 2008.

Item 4:   Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 27, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in these controls or procedures that occurred during the three months ended March 27, 2009 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Risk Factors are on page 33.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 42.

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

          A decrease in demand for our products could have a significant adverse effect on our operating results, profitability and cash flows which may adversely affect our liquidity, our ability to retire debt or our ability to comply with debt covenants. Accordingly, we may experience volatility in our revenues, profits and cash flows.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our cost structure.

          The average selling prices for our products, particularly with Electronics, tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while concurrently reducing costs through efficient raw material procurement, process and product improvements and focusing operating expense levels. Our profit margins and cash flows may suffer if we are unable to reduce our overall cost structure relative to decreases in sales prices.

Rising raw material and production costs may decrease our gross margin.

          We use commodities such as copper, brass, aluminum, nickel and plastic resins in manufacturing our products. Prices of these and other raw materials have experienced significant volatility in the recent past. Other manufacturing costs, such as direct and indirect labor, energy, freight and packaging costs, also directly impact the costs of our products. If we are unable to pass increased costs through to our customers or recover the increased costs through production efficiencies, our gross margins may suffer.

An inability to adequately respond to changes in technology, applicable standards or customer needs may decrease our sales.

          Electronics operates in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards. Generally, we expect life cycles for our products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis. Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes. Similarly, at Electrical, the performance and cost of electrical contacts are closely linked to alloys used in their production. Improving performance and reducing costs for our customers requires continuing development of new alloys and products. Our inability to react quickly and efficiently to changes in technology, standards or customers’ needs may decrease our sales or margins.

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

          We have completed several acquisitions in recent years. We continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired and result in the recognition of an impairment loss similar to the loss recorded in the three months ended March 27, 2009 and the year ended December 26, 2008.

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

          We have grown both organically and as a result of acquisitions. However, we significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may be adversely affected.

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

          Our results of operations and liquidity may be negatively impacted if:

•	we are unable to enter into new leasing or consignment arrangements with similarly favorable terms after our existing agreements terminate;

•	our leasing or consignment fees increase significantly in a short period of time and we are unable to recover these increased costs through higher sale prices,

•	we are unable to pass through higher base metals’ costs to our customers; and

•	we are unable to comply with existing leasing or consignment obligations.

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

          Risks inherent in doing business internationally may include:

•	the inability to repatriate or transfer cash on a timely or efficient basis;

•	economic and political instability;

•	expropriation and nationalization;

•	trade restrictions;

•	capital and exchange control programs;

•	transportation delays;

•	uncertain rules of law;

•	foreign currency fluctuations; and

•	unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

          The majority of Electronics’ manufacturing occurs in the PRC and Vietnam. Although these countries have large and growing economies, economic, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing rapidly over the last several years in southern China. While China and Vietnam have been receptive to foreign investment, these policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

           Within countries in which we operate, particularly China, we sometimes shift our operations from one region to another in order to maximize manufacturing and operational efficiency. We may close one or more additional factories in the future. This could entail significant earnings charges and cash payments to account for severance, asset impairments, write-offs, write-downs, moving expenses, start-up costs and inefficiencies, as well as certain adverse tax consequences including the loss of specialized tax incentives, non-deductible expenses or value-added tax consequences.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or cause unfavorable tax and earnings consequences.

          A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar. While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. In addition, we may be prohibited from transferring cash from a country such as the PRC. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash transfers from time to time. We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen.

          With the exception of approximately $29.9 million of retained earnings as of March 27, 2009 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions. This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $29.9 million includes $5.2 million of retained earnings of a majority owned subsidiary.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

          Our success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of these key employees or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

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

          As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks. However, not all risks are insured, and those that are insured differ in covered amounts by type of risk, end market and customer location. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to write comparable coverage at similar costs, or if we are not fully insured for a particular risk in a particular place, then we may be subject to increased costs of uninsured or under-insured losses which may adversely affect our operating results.

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

          We were in compliance with all covenants in our credit agreement as of March 27, 2009, as amended on February 20, 2009. Borrowing against this agreement was $333.5 million at March 27, 2009. We believe the severe economic crisis that began in late 2008 and continues into 2009 has resulted in the mere existence of this debt having a significant adverse affect on our share price. Our share price may continue to be depressed until our debt is significantly reduced or until the perception of our leverage improves.

          Covenants with our lenders under both agreements, require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs. Although we anticipate meeting our covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control. Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquid assets to repay our credit facilities and other indebtedness. In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

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

          The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors, some of which may be beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	divestitures of core and non-core businesses;

•	the gain or loss of a significant customer or order;

•	the existence of debt levels which significantly exceed our cash levels;

•	changes in our liquidity, capital resources or financial position;

•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

•	general market or economic conditions.

Worldwide recession and disruption of financial markets.

          The current slowdown in economic activity caused by the ongoing global recession and the reduced availability of liquidity and credit has adversely affected our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform according to their commitments to us.

Item 1b	Unresolved Staff Comments

          None

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

10.5

Credit Agreement, amended and restated as of February 19, 2009, among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and a letter of credit issuer, and other lenders party thereto.

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

10.18(1.3)	Amendment dated March 19, 2009 among the Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L., AMI Doduco GmbH and AMI Doduco (Mexico) S. de R.L. de C.V.

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

10.19(1)	Consignment Agreement dated September 24, 2005 between Mitsui & Co. Precious Metals Inc., and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.19 to our Form 8-K dated March 28, 2006).

10.19(2)	Amendment to Consignment Agreement dated April 2, 2009 among Mitsui & Co. Precious Metals, Inc., AMI Doduco, Inc., AMI Doduco GmbH and AMI Doduco Espana, S.L.

10.19(3)

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

Exhibit Index, continued

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.28	Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008 (incorporated by reference to Exhibit 10.28 to our Form 10-Q for the nine months ended September 26, 2008).

10.29

Separation and Release Agreement dated November 21, 2008 between Technitrol, Inc. and Edward J. Prajzner (incorporated by reference to Exhibit 10.29 to our Form 10-K for the year ended December 26, 2008).

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

Technitrol, Inc.
(Registrant)

May 4, 2009	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)