Form 10-Q
period 2009-06-26
TECHNITROL INC
filed 2009-08-05
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2009, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 5, 2009:
41,140,099

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	June 26,	December 26,
Assets	2009	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$31,402	$41,401
Accounts receivable, net	65,955	128,010
Inventories	45,083	127,074
Prepaid expenses and other current assets	20,173	58,568
Assets of discontinued operations held for sale	95,071	—
Total current assets	257,684	355,053

Long-term assets:
Property, plant and equipment	139,347	323,847
Less accumulated depreciation	91,317	171,116
Net property, plant and equipment	48,030	152,731
Deferred income taxes	29,611	34,933
Goodwill, net	15,433	164,778
Other intangibles, net	24,775	51,351
Other assets	12,667	11,065
	$388,200	$769,911

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$17,189
Accounts payable	47,294	75,511
Accrued expenses and other current liabilities	45,606	86,477
Liabilities of discontinued operations held for sale	42,300	—
Total current liabilities	135,200	179,177

Long-term liabilities:
Long-term debt, excluding current installments	127,000	326,000
Deferred income taxes	11,905	16,255
Other long-term liabilities	45,747	40,347

Shareholders’ equity:
Technitrol, Inc. shareholders’ equity:
Common stock and additional paid-in capital	223,534	225,117
Retained loss	(183,697)	(1,045)
Accumulated other comprehensive income (loss)	17,726	(26,626)
Total Technitrol, Inc. shareholders’ equity	57,563	197,446
Non-controlling interest	10,785	10,686
Total equity	68,348	208,132
	$388,200	$769,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net sales	$92,071	$174,552	$192,044	$333,004
Cost of sales	68,647	136,209	146,151	255,488
Gross profit	23,424	38,343	45,893	77,516

Selling, general and administrative expenses	20,894	34,421	43,104	63,992
Severance, impairment and other associated costs	3,193	2,447	80,248	4,412
Operating (loss) profit	(663)	1,475	(77,459)	9,112

Other (expense) income:
Interest expense, net	(655)	(1,057)	(1,334)	(1,125)
Other (expense) income, net	(2,031)	125	1,893	6,884
Total other (expense) income	(2,686)	(932)	559	5,759

(Loss) earnings from continuing operations before income taxes	(3,349)	543	(76,900)	14,871

Income tax expense	1,544	3,181	1,488	3,491

Net (loss) earnings from continuing operations	(4,893)	(2,638)	(78,388)	11,380

Net (loss) earnings from discontinued operations	(103,100)	2,427	(104,165)	3,227

Net (loss) earnings	(107,993)	(211)	(182,553)	14,607

Less: Net earnings attributable to non-controlling interest	111	313	99	394

Net (loss) earnings attributable to Technitrol, Inc.	$(108,104)	$(524)	$(182,652)	$14,213

Amounts attributable to Technitrol, Inc. common shareholders:
Net (loss) earnings from continuing operations	$(5,004)	$(2,951)	$(78,487)	$10,986
Net (loss) earnings from discontinued operations	(103,100)	2,427	(104,165)	3,227
Net (loss) earnings	$(108,104)	$(524)	$(182,652)	$14,213

Per share data:
Basic earnings per share:
Net (loss) earnings from continuing operations	$(0.12)	$(0.07)	$(1.92)	$0.27
Net (loss) earnings from discontinued operations	(2.53)	0.06	(2.56)	0.08
Net (loss) earnings	$(2.65)	$(0.01)	$(4.48)	$0.35

Diluted earnings per share:
Net (loss) earnings from continuing operations	$(0.12)	$(0.07)	$(1.92)	$0.27
Net (loss) earnings from discontinued operations	(2.53)	0.06	(2.56)	0.08
Net (loss) earnings	$(2.65)	$(0.01)	$(4.48)	$0.35

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

 (Unaudited)
In thousands

	Six Months Ended
	June 26,	June 27,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(182,553)	$14,607
Net loss (earnings) from discontinued operations	104,165	(3,227)
Adjustments to reconcile net (loss) earnings attributable to Technitrol, Inc. to net cash provided by operating activities:
Depreciation and amortization	9,236	15,537
Goodwill impairment	70,982	—
Changes in assets and liabilities, net of effect of divestitures and acquisitions:
Accounts receivable	2,741	7,144
Inventories	10,030	(614)
Prepaid expenses and other current assets	(57)	(5,814)
Accounts payable and accrued expenses	(799)	(15,312)
Severance, impairment and other associated costs	2,293	(3,147)
Other, net	(1,313)	1,976

Net cash provided by operating activities	14,725	11,150

Cash flows from investing activities:
Acquisitions, net of cash acquired of $6,556	—	(425,848)
Cash received from dispositions	207,809	—
Capital expenditures	(587)	(7,131)
Purchases of grantor trust investments available for sale	(2,170)	(375)
Proceeds from sale of property, plant and equipment	748	2,622
Foreign currency impact on intercompany lending	(3,582)	437

Net cash provided by (used in) investing activities	202,218	(430,295)

Cash flows from financing activities:
Long-term borrowings	—	386,000
Principal payments of long-term debt	(209,000)	(36,943)
Dividends paid	(4,611)	(7,156)
Exercise of stock options	—	52

Net cash (used in) provided by financing activities	(213,611)	341,953

Net effect of exchange rate changes on cash	3,612	1,925

Cash flows of discontinued operations:
Net cash provided by operating activities	5,064	1,433
Net cash used in investing activities	(22,197)	(28,362)
Net effect of exchange rate changes on cash	190	8,996

Net decrease in cash and cash equivalents from discontinued operations	(16,943)	(17,933)

Net decrease in cash and cash equivalents	(9,999)	(93,200)
Cash and cash equivalents at beginning of period	41,401	116,289
Cash and cash equivalents at end of period	$31,402	$23,089

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

Six Months Ended June 26, 2009

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other comprehensive (loss) income	Non- controlling interest	Comprehensive loss
	Shares	Amount

Balance at December 26, 2008	40,998	$225,117	$(1,045)	$(26,626)	$10,686
Stock options, awards and related compensation	142	469	—	—	—
Dividends declared ($0.025 per share)	—	(2,052)	—	—	—
Net (loss) earnings	—	—	(182,652)	—	99	$(182,553)
Currency translation adjustments	—	—	—	41,798	—	41,798
Unrealized holding gains on securities	—	—	—	2,554	—	2,554
Comprehensive loss						$(138,201)
Balance at June 26, 2009	41,140	$223,534	$(183,697)	$17,726	$10,785

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol Inc.’s Form 10-K filed for the year ended December 26, 2008. We sometimes refer to Technitrol, Inc. as “Technitrol,” “we” or “our”.  We operate our continuing business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  A second segment, the Electrical Contact Products Group or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets, is classified as discontinued operations in our Consolidated Financial Statements.

The results for the six months ended June 26, 2009 and June 27, 2008 have been prepared by our management without audit by our independent registered public accountants. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 26, 2009 are not necessarily indicative of annual results.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”).    SFAS 167 amends the guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”), by requiring reporting entities to evaluate former Qualified Special Purpose Entities (“QSPE”) for consolidation, changing the approach to determining a Variable Interest Entity’s (“VIE”) primary beneficiary from a quantitative to a qualitative assessment and increasing the frequency of  reassessments for determining whether a company is the primary beneficiary of a VIE.  Also, SFAS 167 clarifies the characteristics that identify a VIE.  SFAS 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating the effect that SFAS 167 may have on our financial statements.

In December 2008, FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plans.  Specifically, FSP132(R)-1 provides guidance on concentrations of risk in pension and postretirement plans, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. We are currently evaluating the effect that FSP 132(R)-1 may have on our financial statements.

Recently Adopted Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This Statement also requires the disclosure of the date through which subsequent events have been evaluated.  We adopted SFAS 165 as of June 26, 2009, and we have evaluated all subsequent events and transactions for potential recognition or disclosure through August 5, 2009, the date the financial statements were issued.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)           Accounting policies, continued

In April 2009, FASB issued Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to the normal market activity for the asset or liability.  Also, FSP FAS 157-4 provides guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 and this adoption had no impact to our financial statements.

In November 2008, FASB issued Emerging Issues Task Force (“EITF”) No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted EITF 08-6 as of December 27, 2008 and this adoption had no impact on our financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“FSP EITF 03-6”).  FSP EITF 03-6-1 requires these awards to be included in the earnings allocation in computing earnings per share.  Adoption of FSP EITF 03-6-1 is retrospective, so all previously reported earnings per share data is restated to conform with the requirements of this statement. We adopted FSP EITF 03-6-1 as of December 27, 2008, and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For both the three and six months ended June 26, 2009 and June 27, 2008, there was not a significant difference in the per share amounts calculated under the two methods, therefore we have not presented the reconciliation of earnings per share under the two class method.  See Note 10 regarding adoption of this statement.

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

In December 2007, FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160").  SFAS 160 changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity.  In addition, SFAS 160 requires companies to report a net (loss) income measure that

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)           Accounting policies, continued

includes the amounts attributable to such non-controlling interests. We adopted SFAS 160 as of December 27, 2008, and it will be applied prospectively to all non-controlling interests. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented. See our consolidated financial statements regarding the reclassifications required by this statement.

In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs.  In addition, SFAS 141R changes the measurement period for deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination.  We adopted SFAS 141R as of December 27, 2008 and this adoption had no impact on our financial statements.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

(2)           Divestitures

Electrical:  In June 2009, our board of directors approved a plan to divest our Electrical Contact Products Group (“Electrical”).  Electrical’s manufacturing facilities in Germany, Spain, China, Mexico and the United States produce a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  The divestiture is expected to be completed in less than one year.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.  Electrical’s loss before income taxes for the three and six months ended June 26, 2009 includes allocated interest expense of approximately $0.7 million and $1.5 million, respectively.  Similar charges were $0.7 million and $1.0 million for the three and six months ended June 27, 2008, respectively. During the second quarter of 2009, we recorded an estimate of $44.5 million to write down Electrical’s net assets to the expected net proceeds we anticipate receiving on the completion of the sale. The disposition of substantially all of the business of Electrical will also result in a settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan.  During the three months ended June 26, 2009, we recorded $5.1 million as an estimate of this settlement.   Each of these charges are included in Electrical’s loss before income taxes.  We also expect to record a curtailment and settlement related to the Technitrol, Inc. Retirement Plan, however, these amounts were not estimable as of June 26, 2009.  Such adjustment will be recorded upon the earlier of the Electrical divestiture or when such amounts are estimable.

Electrical’s net sales and (loss) earnings before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net sales	$55,800	$110,064	$114,424	$214,052
(Loss) earnings before income taxes	(57,522)	5,616	(60,624)	12,061

Electrical has approximately $93.9 million of assets and $38.0 million of liabilities that are considered held for sale and are included in current assets and current liabilities, respectively, on the Consolidated Balance Sheet as of June 26, 2009.  The assets are available for immediate sale in their present condition subject only to terms that are usual and customary.  Although we continue to manufacture Electrical products, we expect that open customer orders will be transferred to the buyer in the divestiture.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures continued

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business (“Medtech”) to Altor Fund III (“Altor”). Medtech is headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing the former Sonion A/S (“Sonion”) components for the hear aid, high-end audio headset and medical device markets.  We received approximately $201.4 million in cash. However, these proceeds are subject to final working capital and financial indebtedness adjustments.  The net proceeds were used primarily to repay outstanding debt under our multi-currency credit facility.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.  Medtech’s loss before income taxes for the three and six months ended June 26, 2009 includes allocated interest expense of approximately $5.8 million and $8.0 million, respectively.  Similar charges were $2.2 million and $3.0 million for the three and six months ended June 27, 2008, respectively.  In conjunction with the sale, we recorded a charge of $26.9 million to write down our net investment to the net proceeds received.  Also, the Medtech sale triggered a curtailment and settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan that totaled $4.9 million.  Each of these charges are included in Medtech’s loss before income taxes.

Medtech’s net sales and loss before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net sales	$26,094	$32,545	$49,704	$44,109
Loss before income taxes	(41,059)	(5,159)	(35,224)	(10,164)

All open customer orders were transferred to Altor upon disposition.  We will not have any material continuing involvement with the Medtech business.

MEMS: During the year ended December 26, 2008, our board of directors approved a plan to divest our non-core microelectromechanical microphone systems (“MEMS”) business located in Denmark and Vietnam. During the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the assets of MEMS.  To reflect MEMS’ net assets at their net sales proceeds, we have recorded a $2.7 million charge in 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.  Net sales and loss before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net sales	$585	$2,327	$812	$3,182
Loss before income taxes	(1,468)	(459)	(6,629)	(1,037)

MEMS was purchased as part of the Sonion acquisition. There are approximately $1.1 million of assets and $4.3 million of liabilities related to MEMS that are considered held for sale and are included in current assets and current liabilities, respectively, on the June 26, 2009 Consolidated Balance Sheet.  We are contractually obligated to fulfill an immaterial amount of customer orders before we can fully exit MEMS.  The assets and liabilities that remain on our Consolidated Balance Sheet as of June 26, 2009 primarily relate to these customer orders.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(3)	Acquisitions

Sonion A/S:  On February 28, 2008, we acquired all of the capital stock of Sonion, headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam.  The results of Sonion’s operations have been included in the consolidated financial statements since February 29, 2008.  Sonion produced components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $426.4 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $5.3 million of costs directly associated with the acquisition. We financed the acquisition with proceeds from our multi-currency credit facility and with cash on hand. The fair value of the net tangible assets acquired, excluding the assumed debt, approximated $99.7 million.  In addition to the fair value of assets acquired, purchase price allocations included $73.5 million for customer relationship intangibles, $27.7 million for technology intangibles and $232.1 million allocated to goodwill. For goodwill impairment testing purposes, Sonion’s mobile communications group is included in Electronics’ wireless group.  Prior to its disposition in June 2009, Sonion’s Medtech components business was treated as a separate reporting unit.

(4)           Inventories

Inventories consisted of the following (in thousands):

	June 26,	December 26,
	2009	2008
Finished goods	$20,438	$46,747
Work in process	4,114	29,451
Raw materials and supplies	20,531	50,876
	$45,083	$127,074

 (5)           Goodwill and other intangibles, net

We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of our goodwill is impaired according to the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The test is a two-step process.  The first step of the impairment review is to compare the fair value of each reporting unit where goodwill resides with the carrying value of the reporting unit.  If the carrying value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units within Electronics, which are our legacy group, including our power and network divisions but excluding the connector business, wireless group and the connector group.

Our reviews incorporate both an income and a comparable-companies market approach to estimate the impairment.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  The growth rates we use are estimated based on the future growth of the industries in which we participate.  Our discount rate assumption is based on our estimated cost based on capital, which we determine based on our estimated costs of debt and equity relative to our capital structure.

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

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Goodwill and other intangibles, net, continued

As a result of the decline in our stock price and a decrease in our forecasted operating profit, we performed step one of the goodwill impairment test during the first quarter of 2009.  Our wireless group did not pass the first step of the impairment test.  The second step of the impairment test yielded a $71.0 million goodwill impairment at the wireless group as of March 27, 2009, $68.9 million of which was recorded as an estimate in the first quarter of 2009.  This analysis was finalized during the three months ended June 26, 2009 resulting in an additional charge of $2.1 million.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price and significant negative economic trends.  The impairment review was triggered in the first quarter of 2009. Prior to completing the review of goodwill in the first quarter of 2009, we performed a recoverability test on certain definite-lived intangible assets in accordance with SFAS 144 and certain indefinite lived intangibles in accordance with SFAS 142.  The recoverability test performed as of March 27, 2009 yielded no impairment of identifiable intangible assets.

Changes in the carrying amount of goodwill for the six months ended June 26, 2009 were as follows (in thousands):

Balance at December 26, 2008	$164,778

Goodwill impairment	(70,982)
Goodwill of divested reporting unit	(77,816)
Currency translation adjustment	(547)

Balance at June 26, 2009	$15,433

Other intangible assets as of June 26, 2009 were as follows (in thousands):

	June 26,	December 26,
	2009	2008
Intangible assets subject to amortization (definite lives):
Technology	$6,462	$27,210
Customer relationships	25,390	30,999
Tradename / trademark	408	408
Other	2,378	2,567
Total	$34,638	$61,184

Accumulated amortization:
Technology	$(1,452)	$(2,370)
Customer relationships	(9,589)	(8,746)
Tradename / trademark	(408)	(408)
Other	(1,324)	(1,219)
Total	$(12,773)	$(12,743)

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Goodwill and other intangibles, net, continued

Other intangible assets as of June 26, 2009 were as follows (in thousands):

	June 26,	December 26,
	2009	2008
Net intangible assets subject to amortization	$21,865	$48,441

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,910	2,910

Other intangibles, net	$24,775	$51,351

Amortization expense was approximately $1.6 million and $2.8 million for the six months ended June 26, 2009 and June 27, 2008, respectively.  The decrease in amortization expense is the result of lower amortizing intangibles in the six months ended June 26, 2009 as compared to the same period of 2008, due to the intangible impairment recorded in the fourth quarter of 2008.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2010	$3,690
2011	$3,423
2012	$3,316
2013	$3,316
2014	$2,845

(6)           Income taxes

At June 26, 2009, we have approximately $23.7 million of unrecognized tax benefits, $20.3 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

Our continuing practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of June 26, 2009, we have $0.9 million accrued for interest and/or penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2004 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

The effective tax rate for the six months ended June 26, 2009 was primarily impacted by the goodwill impairment charge recorded in 2009, as the $71.0 million of goodwill impairment is non-deductible for income tax purposes.  Also, the losses incurred as a result of our divestitures are not deductible for income tax purposes.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)           Defined benefit plans

In the six months ended June 26, 2009, we contributed approximately $2.1 million to our principal defined benefit plans and we expect to contribute approximately $10.5 million in the 2009 fiscal year.  Our net periodic expense was approximately $0.1 million and $0.3 million for the three months ended June 26, 2009 and June 27, 2008, respectively, and $0.4 and $0.5 million for the six months ended June 26, 2009 and June 27, 2008, respectively. The Medtech disposition triggered a curtailment and settlement of certain retirement plan benefits related to the Technitrol, Inc. Supplemental Retirement Plan that totaled $4.9 million. The disposition of substantially all of the business of Electrical will also result in an incremental benefit of certain retirement plan provisions under the Technitrol, Inc. Supplemental Retirement Plan.  We recorded a charge of $5.1 million as an estimate of the settlement. Our net periodic expense, excluding these charges, is expected to be approximately $0.5 million for 2009.

(8)           Debt

We were in compliance with the covenants of our credit agreement in effect as of June 26, 2009.  On June 8, 2009, we finalized an amendment to our credit agreement that allowed for the divestiture of Medtech and Electrical and adjusted certain debt covenants and other provisions in connection with such divestitures (“the amendment”).

On February 20, 2009, we amended and restated our February 28, 2008 credit agreement (“restated credit agreement”).  The restated credit agreement, as amended on June 8, 2009, provided for a $200.0 million senior term loan facility and a senior revolving credit facility consisting of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

-	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and
-	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

The $200 million senior term loan facility was retired in connection with the Medtech divestiture during the second quarter of 2009, but the $175.0 million senior revolving credit facility and all related terms remain in effect.  However, upon the completion of the Electrical disposition, the $29.2 million Singapore sub-facility will be eliminated, thereby decreasing our total line of credit limit to $145.8 million.

Neither the restated credit agreement nor the amendment permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million, or $145.8 million after the completion of the Electrical divestiture.  Of the $175.0 million currently available to borrow, the amount outstanding as of June 26, 2009 was $127.0 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.  Each covenant requires the calculation of EBITDA according to a definition prescribed by the restated credit agreement and the amendment.  The restated credit agreement’s leverage covenant requires our total debt outstanding to not exceed the following prior four quarters’ EBITDA multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
March 2009 to December 2009	4.50x
March 2010	4.00x
June 2010	3.75x
September 2010	3.50x
Thereafter	3.00x

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

Upon the sale of Electrical, the amendment reduces our leverage covenant and requires that our total debt outstanding cannot exceed the following prior four quarters’ EBITDA multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
September 2009	4.00x
December 2009	3.50x
March 2010	3.00x
Thereafter	2.75x

The restated credit agreement’s fixed charges covenant requires that our EBITDA exceed total fixed charges, as defined by the restated credit agreement, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
March 2009 and June 2009	2.00x
September 2009 to March 2010	1.75x
June 2010 to December 2010	1.50x
Thereafter	1.25x

The fixed charge covenant was waived by our lenders for the quarter ended June 26, 2009.  Upon the disposition of Electrical, the amendment’s fixed charges covenant requires our EBITDA to exceed total fixed charges, as defined by the amendment, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
September 2009 to December 2009	1.25x
Thereafter	1.50x

The fee on the unborrowed portion of the commitment ranges from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios:

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

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

The credit margin spread is maintained from the restated credit agreement to the amendment. The percentage is the same for each currency and ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Credit margin spread
Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

The weighted-average interest rate, including the credit margin spread, was approximately 3.3% as of June 26, 2009.

Also, effective for dividends declared after February 2009, both the restated credit agreement and the amendment limit our annual cash dividend to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the restated credit agreement and the amendment.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

We incurred approximately $1.1 million and $3.8 million in fees and costs to our lenders and other parties in conjunction with the negotiation and finalization of the amendment and the restated credit agreement, respectively.  During the six months ended June 26, 2009, we recorded a charge of approximately $5.5 million related to impairing the capitalized fees and costs for our February 28, 2008 credit agreement and its related amendments in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving Debt (“EITF 98-14”). Of the $5.5 million of charges, $5.0 million was allocated to discontinued operations on a pro-rata basis for the six months ended June 26, 2009, based upon the debt expected to be retired from the dispositions compared to total debt outstanding.

We had three standby letters of credit outstanding at June 26, 2009 in the aggregate amount of $0.6 million securing transactions entered into in the ordinary course of business.

There is also an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $7.2 million, outstanding as of June 26, 2009 and due in August 2009. This loan is included in liabilities of discontinued operation held for sale on our Consolidated Balance Sheet.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Accounting for stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options. The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and six months ended June 26, 2009 and June 27, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Restricted stock	$523	$740	$514	$1,325
Stock options	—	50	—	100
Total stock-based compensation included in selling, general and administrative expenses	523	790	514	1,425
Income tax benefit	(183)	(241)	(180)	(429)
Total after-tax stock-based compensation
expense	$340	$549	$334	$996

Restricted Stock:  The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period.  Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period.  The expense related to the cash award is fixed and is based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code.  If the recipient does not make an election under Section 83(b), the cash award will fluctuate based on the current market value of the shares subject to limitation as set forth in our restricted stock plan.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)

Nonvested at December 26, 2008	208	$24.59
Granted	100	$4.47
Vested	(35)	$23.42
Forfeited/cancelled	(9)	$23.83
Nonvested at June 26, 2009	264	$15.70

As of June 26, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Accounting for stock-based compensation, continued

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 26, 2008	125	$17.99
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(15)	$18.26
Outstanding as of June 26, 2009	110	$17.96	—
Exercisable at June 26, 2009	110	$17.96	—

As of June 26, 2009, all compensation cost related to option grants has been recognized.  During the six months ended June 26, 2009, no stock options were exercised.  For the six months ended June 27, 2008, both the cash received on stock options exercised and the intrinsic value of stock options exercised were less than $0.1 million.  SFAS 123(R) requires that tax benefits from deductions in excess of the compensation cost of stock options exercised be classified as a cash inflow from financing.  There was no effect on the current year net cash provided by operating activities and net cash used in financing activities as there were no stock options exercised during the six months ended June 26, 2009.  We have not capitalized any stock-based compensation costs into inventory or other assets during the six months ended June 26, 2009.

(10)         Earnings per share

Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding restricted shares which are considered to be contingently issuable) during the period. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share. For the three and six months ended June 26, 2009 and the three months ended June 27, 2008, there were no common share equivalents included in the calculation of diluted earnings per share due to the respective net losses.  There were approximately 89,000 common share equivalents for the six months ended June 27, 2008.  We had approximately 110,000 and 175,000 stock options outstanding as of June 26, 2009 and June 27, 2008, respectively.  There were unvested restricted shares outstanding of approximately 264,000 and 222,000 as of June 26, 2009 and June 27, 2008, respectively.

In June 2008, FASB issued FSP EITF 03-6-1, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF 03-6.  Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock.  As clarified by EITF 03-6-1, these restricted stock grants are considered participating securities and require the two-class method of calculating earnings per share to be applied.  We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the three and six months ended June 26, 2009 and June 27, 2008, there was not a significant difference in the per share amounts calculated under the two methods, therefore we have not

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)         Earnings per share, continued

presented the reconciliation of earnings per share under the two class method.  Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net (loss) earnings from continuing operations	$(4,893)	$(2,638)	$(78,388)	$11,380
Net (loss) earnings from discontinued operations	(103,100)	2,427	(104,165)	3,227
Less: Net earnings attributable to non-controlling interest	111	313	99	394
Net (loss) earnings attributable to Technitrol, Inc.	$(108,104)	$(524)	$(182,652)	$14,213

Basic (loss) earnings per share:
Shares	40,799	40,730	40,803	40,714
Continuing operations	$(0.12)	$(0.07)	$(1.92)	$0.27
Discontinued operations	(2.53)	0.06	(2.56)	0.08
Per share amount	$(2.65)	$(0.01)	$(4.48)	$0.35

Diluted (loss) earnings per share:
Shares	40,799	40,730	40,803	40,803
Continuing operations	$(0.12)	$(0.07)	$(1.92)	$0.27
Discontinued operations	(2.53)	0.06	(2.56)	0.08
Per share amount	$(2.65)	$(0.01)	$(4.48)	$0.35

(11)         Severance, impairment and other associated costs

As a result of our continuing focus on both economic and operating profit, we continue to aggressively size our operations so that costs are optimally matched to current and anticipated future revenue and unit demand.  The amounts of charges will depend on specific actions taken.  The actions taken include closures, plant relocations, asset impairments and reductions in personnel worldwide, and have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We continued restructuring initiatives during the six months ended June 26, 2009 that were implemented in the years ended December 26, 2008 and December 28, 2007 in order to reduce our cost structure and capacity.

During the six months ended June 26, 2009, we determined that approximately $71.0 million of goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $9.2 million for a number of cost reduction actions.  These accruals include severance and related payments of $2.8 million and fixed asset impairments of $6.4 million.  The impaired assets include production lines associated with products that have no expected future demand and a fixed asset to be sold prior to its monetization.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)         Severance, impairment and other associated costs, continued

During the year ended December 26, 2008, we initiated a restructuring program at our European, Asian and North American operations to reduce company-wide costs, which included direct and indirect labor reductions.  During the six months ended June 26, 2009, we incurred a charge for severance of $1.4 million and other associated costs of $0.3 million in conjunction with this program.  There were approximately 230 employees severed under these programs. We expect these plans to be completed by the end of 2009.

Of the $2.8 million severance charges incurred during the six months ended June 26, 2009, approximately $1.1 million related to the transfer of production operations from our facilities in Europe and North Africa to China.  This program began in 2007 and is now substantially completed.  The $1.1 million included a $1.6 million charge to adjust the liability to reflect the final negotiated benefits for approximately 45 employees which was reduced by a $0.5 million adjustment in the accrual to reflect final benefit projections for approximately 90 employees.

The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

Electronics
Balance accrued at December 26, 2008	$7.5

Expensed during the six months ended June 26, 2009	9.2
Severance payments	(6.6)
Other associated costs	(0.3)
Fixed asset impairments and currency translation adjustments	(7.4)

Balance accrued at June 26, 2009	$2.4

(12)           Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the six months ended June 26, 2009, we utilized forward contracts to sell forward U.S. dollars to receive Danish krone and to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations at our former operations in Denmark and our current operations in the Peoples Republic of China (“PRC”).  At June 26, 2009, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.2 million, to receive Chinese renminbi.  For the six months ended June 26, 2009 and June 27, 2008, no financial instruments were designated as hedges as established by SFAS 133.

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

Consolidated Balance Sheets (Asset derivative)

		June 26,	June 27,
Derivatives	Classification	2009	2008
Foreign exchange forward contracts	Prepaid expenses current assets	$(0.7)	$—
Total		$(0.7)	$—

Consolidated Statements of Operations
(Unrealized/realized gains/(losses))

		Three Months Ended		Six Months Ended
		June 26,	June 27,	June 26,	June 27,
Derivatives	Classification	2009	2008	2009	2008

Foreign exchange forward contracts	Other income, net	$(0.8)	$—	$(0.7)	$—

Total		$(0.8)	$—	$(0.7)	$—

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

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)         Financial instruments, continued

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of June 26, 2009 (in millions):

	June 26, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$9.1	$9.1	$—	$—
Other (2)	(0.7)	—	(0.7)	—
Total	$8.4	$9.1	$(0.7)	$—

(1)	Amounts include grantor trust investments in our Consolidated Balance Sheet.
(2)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

We do not currently have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the immateriality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventories, and our financial liabilities, including accounts payable and accrued expenses, are exposed to both interest rate risk and foreign currency risk.  We have adopted policies relating to these risks and continually monitor compliance with these policies.  All of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheet.  Particularly, all the outstanding borrowings under our current credit facilities have variable interest rates that approximate fair value.

(13)         Business segment information

For the three and six months ended June 26, 2009 and June 27, 2008, there were immaterial amounts of intersegment revenues eliminated in consolidation. During the second quarter of 2009, the basis for determining segment financial information changed due to the classification of our Electrical segment as a held-for-sale discontinued operation.  Beginning with the quarter ended June 26, 2009, we have one reportable segment, Electronics.  As a result, segment information required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), will no longer be disclosed.  We will continue to disclose enterprise-wide information in our Annual Report on Form 10-K to the extent required.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on pages 37 through 45.

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

The following critical accounting policies are impacted significantly by judgments, assumptions and estimates and were used in the preparation of the Consolidated Financial Statements:

•	Inventory valuation;
•	Purchase accounting;
•	Goodwill and identifiable intangibles;
•	Income taxes;
•	Defined benefit plans;
•	Contingency accruals; and
•	Severance, impairment and other associated costs.

Please see information concerning our critical accounting policies in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 26, 2008.

Overview

In February 2009, we announced our intention to explore monetization alternatives with respect to our Electrical segment, a producer of a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  During the second quarter of 2009, we determined that Electrical met the qualifications of SFAS 144 to be reported as a discontinued operation in our Consolidated Statement of Operations for all periods presented.  Also, all of Electrical’s assets and liabilities are considered held for sale and reported as current on our June 26, 2009 Consolidated Balance Sheet.  Whether in whole or in part, we expect a disposition to be completed in less than one year.  In addition, on June 25, 2009, we divested Electronics’ Medtech components business for approximately $201.4 million. These proceeds are subject to final working capital and financial indebtedness adjustments. Medtech was purchased with the Sonion acquisition, and produced certain components used in hearing aids, headsets and other medical devices. All open customer orders were transferred at the date of sale. We do not have any material continuing involvement with Medtech after June 25, 2009.

As a result of reporting Electrical as a discontinued operation, we only have one reportable segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  Electronics is a world-wide producer of precision-engineered electronic components. We believe we are a leading global producer of these products and materials in the primary markets we serve based on our estimates of the annual revenues of our primary markets and our share of those markets relative to our competitors.

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by such items as acquisitions, product mix and capacity utilization.  Our markets are characterized by relatively short product life cycles.  As a result, significant product turnover occurs each year and, subsequently, there are frequent variations in the prices of products sold.  Due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period.  Changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi also affect U.S. dollar reported sales.

We believe our focus on acquisitions, technology and cost reduction programs provides us opportunities for future growth in net sales and operating profit.  However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus, negatively impacting our financial performance.

Acquisitions.  Acquisitions have been an important part of our strategy. In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change the mix of our net sales. We have made numerous acquisitions in recent years which have broadened our product offerings in new or existing markets.  We may pursue additional acquisition opportunities in the future.

Divestitures. We engage in divestitures to both streamline our operations as well as to focus on our core businesses.  For example, in June 2009 we divested our Medtech components business for approximately $201.4 million, subject to final working capital and financial indebtedness adjustments.  Medtech was purchased as part of the Sonion acquisition. Also, in April 2009 we divested our non-core MEMS business for an amount immaterial to our Consolidated Financial Statements. In February 2009, we announced our intention to explore monetization alternatives with respect to Electrical.  As of June 26, 2009, the assets and liabilities of Electrical and MEMS are classified as held for sale in our Consolidated Balance Sheet.  Medtech, MEMS and Electrical are all classified as discontinued operations on our Consolidated Statements of Operations for all periods presented.

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

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percentage of revenue and economic profit as performance measures.  We define economic profit as after-tax operating profit less our cost of capital.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, as this reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, cash conversion efficiency and free cash flow. Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

Cost Reduction Programs.  As a result of our focus on both economic and operating profit, we continue to aggressively size our operations so that costs are optimally matched to current and anticipated future revenues and unit demand. The amounts of future expenses associated with these actions will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services.  The eliminated costs also include depreciation savings from disposed equipment and rental payments from the termination of lease agreements.  We have also reduced overhead costs as a result of relocating factories to lower-cost locations.  Savings from these actions will impact cost of sales and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational issues or other changes in operating strategies.

During the six months ended June 26, 2009, we determined that approximately $71.0 million of goodwill was impaired.  Refer to Note 5 in the Notes to the unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $9.2 million for a number of cost reduction actions.  These accruals include severance and related payments of $2.8 million and fixed asset impairments of $6.4 million.  The impaired assets include production lines associated with products that have no expected future demand and a building to be sold.

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $13.2 million for a number of cost reduction actions.  These accruals include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at Electronics’ operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

International Operations.  At June 26, 2009, we had manufacturing operations in five countries, three of which only manufacture Electrical products, and had significant net sales in U.S. dollars, euros and Chinese renminbi.  A majority of our sales in recent years has been outside of the United States.  Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. Consolidated Financial Statements.  Certain divisions of our wireless and power groups’ sales are denominated primarily in euros and renminbi.  Net earnings may also be affected by the mix of sales and expenses by currency within each group.  We may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars for our U.S. Consolidated Financial Statements.    Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

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

At June 26, 2009, we had eight foreign exchange forward contracts outstanding to sell forward approximately, 8.0 million euro, or approximately $11.2 million, to receive Chinese renminbi.   The fair value of these forward contracts was $(0.7) million as determined through use of Level 2 inputs as defined by SFAS 157.  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.

Precious Metals.  Electrical, a discontinued operation, uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are primarily caused by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals or take other actions that could negatively impact its financial condition and results of operations.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions, such as those in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong and the PRC.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other associated costs.  We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist.  Also, changes in operations, tax legislation, estimates, judgments and forecasts may affect our tax rate from period to period.

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

Business Outlook

The adverse developments in the financial markets and the dramatic contractions in the global economy that began in 2008 have increased our exposure to possible liquidity and credit risks. We are exposed to market risk resulting from changes in prices of commodities, such as non-precious metals, fuels and plastic resins.  To the extent we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash.  We are also exposed to financial risk resulting from changes in interest and foreign currency rates.

Considering the issues mentioned above, as well as other risks inherent in our business and taking into account our significant reduction of debt as a result of the Medtech sale, we believe we have ample liquidity to fund our business requirements.  This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from operations, including $14.7 million for the six months ended June 26, 2009, and access to our multi-currency credit facility.

During the first six months of 2009, we continued a series of actions implemented in mid-2008 aimed at increasing our liquidity, improving our operating results and managing a slowdown of demand evident in many end markets.  Such actions include:

•
reductions of selling, general and administrative expenses by approximately $20.0 million per year through a combination of tightened overall spending controls, reductions in personnel, furloughs and short work weeks;

•	comprehensively re-sizing our indirect labor force and production overhead in both segments resulting in approximately $8.0 million of savings per year;
•
limiting capital expenditures for our continuing operations to an annual rate of approximately 50% of fiscal 2008 levels, focusing spending on projects important to high-growth portions of our product offerings;

•	initiating the monetization of the Electrical segment; and
•	the sale of Medtech and MEMS.

We began to realize the benefits of these cost reduction activities late in the fourth quarter of 2008 and continuing through the first half of 2009.  For example, despite the sizable decline in revenues in the six months ended June 26, 2009 as compared to the six months ended June 27, 2008, our consolidated gross margin improved approximately 1% over the prior period due to reductions in both direct and indirect labor costs as well as a reduction in other components of overhead.  Additionally, selling, general and administrative expenses declined approximately 33%, or $21 million, for the same period.  Although some actions undertaken, such as furloughs and short work weeks, are not sustainable for the long-term, we expect the majority of these savings to continue for the near future.

Results of Operations

Three months ended June 26, 2009 compared to the three months ended June 27, 2008

The table below presents our results of continuing operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended				Results as %
	June 26,	June 27,	Change	Change	of Net Sales
	2009	2008	$	%	2009	2008

Net sales	$92,071	$174,552	$(82,481)	(47.3)%	100.0%	100.0%
Cost of sales	68,647	136,209	67,562	(49.6)	(74.6)	(78.0)

Gross profit	23,424	38,343	(14,919)	(38.9)	25.4	22.0

Selling, general and administrative expenses	20,894	34,421	13,527	39.3	(22.7)	(19.7)
Severance, impairment and other
associated costs	3,193	2,447	(746)	(30.5)	(3.5)	(1.4)

Operating loss (income)	(663)	1,475	(2,138)	(144.9)	(0.8)	(0.9)

Interest expense, net	(655)	(1,057)	402	38.0	(0.7)	(0.6)
Other (expense) income, net	$(2,031)	$125	$(2,156)	(1,724.8)%	(2.2)%	0.1%

	Three Months Ended				Results as %
	June 26,	June 27,	Change	Change	of Net Sales
	2009	2008	$	%	2009	2008

Loss (income) from continuing operations before income taxes	$(3,349)	$543	$(3,892)	(716.8)%	(3.7)%	(0.4)%

Income tax expense	1,544	3,181	1,637	51.5	(1.7)	(1.8)

Net loss from continuing operations	$(4,893)	$(2,638)	$(2,255)	(85.5)%	(5.4)%	(1.4)%

Net Sales.  Our consolidated net sales have decreased by 47.3% as a result of the decline in customer demand resulting from the adverse developments in the global economy. Specifically, decreased demand for certain Electronics’ wireless, network communications and power products negatively affected sales in the second quarter of 2009 as compared to the same period of 2008.  Also, lower euro-to-U.S. dollar exchange rates experienced in the second quarter of 2009 versus the comparable period in the prior year resulted in lower U.S. dollar reported sales.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the three months ended June 26, 2009 was 25.4% compared to 22.0% for the three months ended June 27, 2008.  The primary factors that caused our consolidated gross margin increase were the positive effects of cost-reduction and price-increasing activities initiated in late 2008.  Results for the three months ended June 27, 2008 were also negatively impacted by increased costs resulting from the Mianyang earthquake and relocation costs to transfer Electronics’ manufacturing operations from Europe and North Africa to Asia in the second quarter of 2008.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to our overall emphasis on cost reducing measures initiated in mid-2008.  Expenses were reduced in virtually all areas. Intangible amortization expense also declined compared to the 2008 period as a result of the impairment charges incurred in the fourth quarter of 2008.

Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the three months ended June 26, 2009 and June 27, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
Electronics	$6,173	$10,875
Percentage of segment sales	6.7%	6.2%

The decrease in research, development and engineering expenses is due to cost reducing measures initiated in late 2008.  However, as a percentage of sales, spending remained at a consistent level as compared to the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

Severance, Impairment and Other Associated Costs.   We determined that approximately $68.9 million of goodwill was impaired during the three months ended March 27, 2009.  We finalized this estimate in the three months ended June 26, 2009, resulting in an additional change of approximately $2.1 million.  Additionally, we recorded approximately $1.1 million of severance and fixed asset impairments during the three months ended June 26, 2009.  These charges primarily relate to writing down a fixed asset held for sale prior to its monetization.

Interest.  Net interest expense decreased primarily as a result of decreased debt levels during the three months ended June 26, 2009 as compared to June 27, 2008.  Interest or our outstanding loans was allocated between continuing and discontinued operations on a pro-rata basis for the second quarters of 2008 and 2009, based upon the debt expected to be retired from the dispositions compared to total debt outstanding.  Amortization of our capitalized loan fees was also allocated in a similar manner.

Other.  The change from other income to other expense from the second quarter of 2008 to the comparable period in 2009 is primarily attributable to net foreign exchange losses of approximately $2.1 million realized during the three months ended June 26, 2009, as compared to foreign exchange gains of approximately $0.6 million realized during the comparable period of 2008.  The increase in foreign exchange losses was due to the effects of the overall weakening of the U.S. dollar to euro in 2009 as compared to 2008.  Losses were realized as a result of remeasuring intercompany advances and loans into their respective functional currencies.

Income Taxes.  The effective tax rate for the three months ended June 26, 2009 was (46.1%) compared to 585.8% for the three months ended June 27, 2008.  The negative tax rate in 2009, reflecting tax expense on a pre-tax loss, is primarily due to higher effective tax rates in China following a change in policy issued by the tax authorities, the establishment of valuation allowances for certain deferred tax assets following the Medtech disposition and the non-deductibility of expenses related to amendments to our credit agreement. The effective tax rate in 2008 was primarily the result of net losses and restructuring activities occurring in both low tax jurisdictions and jurisdictions where we will not be able to receive a benefit in a future period.

Six months ended June 26, 2009 compared to the six months ended June 27, 2008

The table below presents our results of continuing operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Six Months Ended				Results as %
	June 26,	June 27,	Change	Change	of Net Sales
	2009	2008	$	%	2009	2008
Net sales	$192,044	$333,004	$(140,960)	(42.3)%	100.0%	100.0%
Cost of sales	146,151	255,488	109,337	42.8	(76.1)	(76.7)

Gross profit	45,893	77,516	(31,623)	(40.8)	23.9	23.3

Selling, general and administrative expenses	43,104	63,992	20,888	32.6	(22.4)	(19.2)
Severance, impairment and other associated costs	80,248	4,412	(75,836)	(1,718.9)	(41.8)	(1.3)

Operating (loss) profit	(77,459)	9,112	(86,571)	(950.1)	(40.3)	2.8

Interest expense, net	(1,334)	(1,125)	(209)	(18.6)	(0.7)	(0.3)
Other income, net	1,893	6,884	(4,991)	(72.5)	1.0	2.1

(Loss) earnings from continuing operations before income taxes	(76,900)	14,871	(91,771)	(617.1)	(40.0)	4.6

Income tax expense	1,488	3,491	2,003	57.4	(0.8)	(1.0)

Net (loss) earnings from continuing operations	$(78,388)	$11,380	$(89,768)	(788.8)%	(40.8)%	3.6%

Net Sales.  Our consolidated net sales have decreased by 42.3% as a result of the decline in customer demand resulting from the adverse developments in the global economy.  Specifically, decreased demand for certain Electronics’ wireless, network communications and power products negatively affected sales in the six months ended June 26, 2009 as compared to the comparable period of 2008.  Also, lower euro-to-U.S. dollar exchange rates during the six months ended June 26, 2009 as compared to the same period of 2008 resulted in lower U.S. dollar reported sales. Sales during the six months ended June 27, 2008 were negatively affected by temporary operations stoppage in Mianyang, China caused by an earthquake.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the six months ended June 26, 2009 was 23.9% compared to 23.3% for the six months ended June 27, 2008.  The primary factors that caused our consolidated gross margin increase were the positive effects of cost-reduction and price increasing activities initiated in 2008 on the 2009 results.  Results for the six months ended June 27, 2008 had also been negatively affected by operating losses attributed to the earthquake in Mianyang and increased training and overtime costs caused by a temporary decline in China’s workforce, which were partially offset by a decline in operating leverage as a result of decreased sales of Electronics’ wireless, network communications and power products during 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to our overall emphasis on cost reducing measures initiated in late-2008.  Expenses were reduced in virtually all areas. Intangible amortization expense also declined compared to the 2008 period as a result of the impairment charges incurred in the fourth quarter of 2008.

Research, development and engineering expenses are included in selling, general and administrative expenses. We refer to research, development and engineering expenses as RD&E. For the six months ended June 26, 2009 and June 27, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
Electronics	$13,064	$20,407
Percentage of segment sales	6.8%	6.1%

The decrease in research, development and engineering expenses is due to cost reducing measures initiated in 2008.  However, as a percentage of sales, spending remained at a consistent level as compared to the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the six months ended June 26, 2009, we determined that approximately $71.0 million of goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $9.2 million for a number of cost reduction actions.  These accruals include severance and related payments of $2.8 million and fixed asset impairments of $6.4 million.  The impaired assets include production lines associated with products that have no expected future demand and a loss recognized on a fixed asset held for sale prior to its monetization.

Interest.  Net interest expense increased primarily as a result of more amortization of capitalized loan fees resulting from the February 2009 and June 2009 credit facility amendments.  Interest on our outstanding loans was allocated between continuing and discontinued operations on a pro-rata basis for the six months ended June 26, 2009 and the comparable period in 2008, based upon the debt expected to be retired from the dispositions compared to total debt outstanding.  Amortization of our capitalized loan fees was also allocated in a similar manner.

Other.  The decrease in other income is primarily attributable to lower net foreign exchange gains of approximately $1.8 million realized during the six months ended June 26, 2009, as compared to foreign exchange gains of approximately $6.5 million realized during the comparable period of 2008.  The primary reason for the decrease in foreign exchange gains during the six months ended June 26, 2009 was due to a gain on the settlement of a forward exchange contract realized during the first quarter of 2008 related to the Sonion acquisition.

Income Taxes.  The effective tax rate for the six months ended June 26, 2009 was (1.9%) as compared to 23.5% for the six months ended June 27, 2008.  The decrease in the effective tax rate was primarily due to the $71.0 million of goodwill impairment charges recorded in 2009 that are non-deductible and higher effective tax rates in China following a change in policy issued by the tax authorities.

Liquidity and Capital Resources

As required by SFAS 144, we have presented all assets and liabilities of Electrical and MEMS as current due to their classification as held for sale.  Such classification resulted in approximately $11.2 million of assets and $1.4 million of liabilities to be classified as current which would otherwise be considered long-term.

Including assets and liabilities held for sale, working capital as of June 26, 2009 was $122.5 million, compared to $175.9 million as of December 26, 2008.  This $53.4 million decrease was primarily due to decreases in trade receivables, prepaid expenses and inventories that resulted primarily from the Medtech disposition.  Partially offsetting these decreases were reductions in accounts payable, accrued expenses and other current liabilities and current installments of long-term debt. Cash and cash equivalents, which are included in working capital, decreased from $41.4 million as of December 26, 2008 to $31.4 million as of June 26, 2009 as cash on hand was deployed to retire indebtedness.

We present our statement of cash flows using the indirect method as permitted under FASB Statement No. 95, Statement of Cash Flows (“SFAS 95”).  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business for cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.  Cash flows from discontinued operations have been separated from continuing operations and disclosed in the aggregate by each cash flow activity.

Net cash provided by operating activities was $14.7 million for the six months ended June 26, 2009 as compared to $11.2 million in the comparable period of 2008, an increase of $3.5 million. The increase is primarily a result of reductions in working capital in the six months ended June 26, 2009 as compared to working capital increases during the six months ended June 27, 2008.

Capital expenditures were $0.6 million during the six months ended June 26, 2009 and $7.1 million in the comparable period of 2008. The decrease of $6.5 million in the 2009 period was due primarily to a concentrated effort in 2009 to limit new investment to only key programs.  We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

During the six months ended June 26, 2009, we received approximately $207.8 million upon the sale of Medtech and MEMS.  The majority of these net proceeds were applied to our outstanding debt.

We used $4.6 million for dividend payments during the six months ended June 26, 2009.  On May 4, 2009, we announced a quarterly cash dividend of $0.025 per common share, payable on July 17, 2009 to shareholders of record on July 4, 2009.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the third quarter of 2009.  We expect to continue making quarterly dividend payments for the foreseeable future.  Our credit agreement prohibits us from paying more than $5.0 million in cash dividends per year until our debt outstanding is lower than two and one-half times our EBITDA.

In the six months ended June 26, 2009, we contributed approximately $2.1 million to our principal defined benefit plans and we expect to contribute approximately $10.5 million in the 2009 fiscal year.

We were in compliance with the covenants of our credit agreement in effect as of June 26, 2009.  On June 8, 2009, we finalized an amendment to our credit agreement that allowed for the divestiture of Medtech and Electrical and adjusted certain debt covenants and other provisions in connection with such divestitures (“the amendment”).

On February 20, 2009, we amended and restated our February 28, 2008 credit agreement (“restated credit agreement”).  The restated credit agreement provided for a $200.0 million senior term loan facility and a senior revolving credit facility consisting of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

-	a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and
-	a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

The $200 million senior term loan facility was retired in connection with the Medtech divestiture during the second quarter of 2009, but the $175.0 million senior revolving credit facility and all related terms remain in effect.  However, upon the completion of the Electrical disposition, the $29.2 million Singapore sub-facility will be eliminated, thereby decreasing our total line of credit limit to $145.8 million.

Neither the restated credit agreement nor the amendment permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million, or $145.8 million after the completion of the Electrical divestiture.  Of the $175.0 million currently available to borrow, the amount outstanding as of June 26, 2009 was $127.0 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.  Each covenant requires the calculation of EBITDA according to a definition prescribed by the restated credit agreement and the amendment.  The restated credit agreement’s leverage covenant requires our total debt outstanding to not exceed the following prior four quarters’ EBITDA multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
March 2009 to December 2009	4.50x
March 2010	4.00x
June 2010	3.75x
September 2010	3.50x
Thereafter	3.00x

Upon the sale of Electrical, the amendment reduces our leverage covenant and requires that our total debt outstanding cannot exceed the following prior four quarters’ EBITDA multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
September 2009	4.00x
December 2009	3.50x
March 2010	3.00x
Thereafter	2.75x

The restated credit agreement’s fixed charges covenant requires that our EBITDA exceed total fixed charges, as defined by the restated credit agreement, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
March 2009 and June 2009	2.00x
September 2009 to March 2010	1.75x
June 2010 to December 2010	1.50x
Thereafter	1.25x

The fixed charge covenant was waived by our lenders for the quarter ended June 26, 2009.  Upon the disposition of Electrical, the amendment’s fixed charges covenant requires our EBITDA to exceed total fixed charges, as defined by the amendment, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
September 2009 to December 2009	1.25	x
Thereafter	1.50	x

The fee on the unborrowed portion of the commitment ranges from 0.225% to 0.45% of the total commitment, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Commitment fee percentage
Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

The interest rate for each currency’s borrowing is a combination of the base rate for that currency plus a credit margin spread.  The base rate is different for each currency.

The credit margin spread is maintained from the restated credit agreement to the amendment. The percentage is the same for each currency and ranges from 1.25% to 3.25%, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Credit margin spread
Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%
Less than 3.25	2.75%
Less than 3.75	3.00%
Greater than 3.75	3.25%

The weighted-average interest rate, including the credit margin spread, was approximately 3.3% as of June 26, 2009.

Also, effective for dividends declared after February 2009, both the restated credit agreement and the amendment limit our annual cash dividend to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the restated credit agreement and the amendment.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

We incurred approximately $1.1 million and $3.8 million in fees and costs to our lenders and other parties in conjunction with the negotiation and finalization of the amendment and the restated credit agreement, respectively.  During the six months ended June 26, 2009, we recorded a charge of approximately $5.5 million related to impairing the capitalized fees and costs for our February 28, 2008 credit agreement and its related amendments in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving Debt (“EITF 98-14”). Of the $5.5 million of charges, $5.0 million was allocated to discontinued operations on a pro-rata basis for the six months ended June 26, 2009, based upon the debt expected to be retired from the dispositions compared to total debt outstanding.

We had three standby letters of credit outstanding at June 26, 2009 in the aggregate amount of $0.6 million securing transactions entered into in the ordinary course of business.

There is also an unsecured term loan agreement in Germany for the borrowing of approximately 5.1 million euros, or approximately $7.2 million, outstanding as of June 26, 2009 and due in August 2009. This loan is included in liabilities of discontinued operations held for sale on our Consolidated Balance Sheet.

Electrical had commercial commitments outstanding at June 26, 2009 of approximately $122.5 million due under precious metal consignment-type leases.  This represents a decrease of $0.3 million from the $122.8 million outstanding as of December 26, 2008, which was caused by a mixture of a decrease in volume of silver leased offset by higher average silver prices incurred.

The only material changes in our contractual obligations during the six months ended June 26, 2009 were the amendment of our credit facility that was finalized on June 8, 2009, the incremental benefits recognized on the Technitrol Inc. Supplemental Retirement Plan and the elimination of any obligations related to our former Medtech components business.

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

All retained earnings are free from legal or contractual restrictions as of June 26, 2009, with the exception of approximately $27.9 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  Included in the $27.9 million is $5.2 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

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

Item 4:  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 26, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the six months ended June 26, 2009 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 1a	Risk Factors

Risk Factors are on page 37.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 20, 2009 at which the following matters were submitted to a vote of the shareholders.

(a)	The following directors of the Company were elected to three-year terms, with the results of the vote as follows:

	For	Withhold Authority
Alan E. Barton	21,006,174	16,719,078
John E. Burrows, Jr.	21,075,415	16,649,837
James M. Papada, III	20,990,386	16,734,866

(b)	The shareholders approved the Amended Articles of Incorporation to authorize the Board of Directors to create and issue one or more classes or series of Capital Stock.

The result of the vote was as follows:

For	Against	Abstain	Broker Non-Vote
25,830,370	5,238,406	57,099	6,599,377

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 46.

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

Our components are used in various products sold in the electronics market. Markets are cyclical. Generally, the demand for our components reflects the demand for products in the electronics market.  A contraction in demand would result in a decrease in sales of our products, as our customers:

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

The average selling prices for our products, tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while concurrently reducing costs through efficient raw material procurement, process and product improvements and focusing operating expense levels. Our profit margins and cash flows may suffer if we are unable to reduce our overall cost structure relative to decreases in sales prices.

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

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes.  Improving performance and reducing costs for our customers requires continuing development of new alloys and products.  Our inability to react quickly and efficiently to changes in technology, standards or customers’ needs may decrease our sales or margins.

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

We have completed several acquisitions in recent years.  We continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired and result in the recognition of an impairment loss similar to the loss recorded in the six months ended June 26, 2009 and the year ended December 26, 2008.

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

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than anticipated business growth or higher than anticipated costs. In addition, acquisitions may:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	increase our debt and leverage;
•	unduly burden our other resources; and
•	result in an inability to maintain our historical standards, procedures and controls, which mayresult in non-compliance with external laws and regulations.

Alternatively, we may also consider making strategic divestitures, which may:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	unduly burden our other resources; and
•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations.

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

Integration of acquisitions may limit the ability of investors to track the performance of individual acquisitions and to analyze trends in our operating results.

Our historical practice has been to rapidly integrate acquisitions into our existing business and to report financial performance on a company-wide level.  As a result of this practice, we do not separately track the standalone performance of acquisitions after the date of the transaction.  Consequently, investors cannot quantify the financial performance and success of any individual acquisition or our consolidated financial performance and success excluding the impact of acquisitions.  In addition, our practice of rapidly integrating acquisitions into our financial results may limit the ability of investors to analyze any trends in our operating results over time.

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

Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits or cash flows.

A decrease in availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

•	base metals such as copper and brass; and
•	ferrite cores.

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

Some of Electrical’s raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. Electrical attempts to limit its exposure to fluctuations in the cost of precious materials, including silver, by obtaining the majority of the precious metal in its facilities through leasing or consignment arrangements with suppliers. Electrical then typically purchase the precious metal from its supplier at the current market price on the day after shipment to the customer  and pass this cost on to the customer.   Electrical attempts to limit its exposure to base metal price fluctuations by attempting to pass through the cost of base metals to customers, typically by indexing the cost of the base metal, so that the cost of the base metal closely relates to the price charged to customers, but Electrical may not always be successful in indexing these costs or fully passing through costs to its customers.

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

Electrical’s results of operations and liquidity may be negatively impacted if:

•	Electrical is unable to enter into new leasing or consignment arrangements with similarly favorable terms after its existing agreements terminate;
•	leasing or consignment fees increase significantly in a short period of time and Electrical isunable to recover these increased costs through higher sale prices;
•	Electrical is unable to pass through higher base metals’ costs to its customers; and
•	Electrical is unable to comply with existing leasing or consignment obligations.

Competition may result in reduced demand for our products and reduced sales.

We frequently encounter strong competition within individual product lines from various competitors throughout the world. We compete principally on the basis of:

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

We manufacture and assemble most of our products in locations outside the United States, such as China, and a majority of our revenues are derived from sales to customers outside the United States. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

Risks inherent in doing business internationally may include:

•	the inability to repatriate or transfer cash on a timely or efficient basis;
•	economic and political instability;
•	expropriation and nationalization;
•	trade restrictions;
•	capital and exchange control programs;
•	transportation delays;
•	uncertain rules of law;
•	foreign currency fluctuations; and
•	unexpected changes in the laws and policies of the United States or of the countries in whichwe manufacture and sell our products.

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, political, legal and labor developments entail uncertainties and risks. For example, wages have been increasing rapidly over the last several years in southern China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

We have benefited in prior years from favorable tax incentives and we operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate.  We have been granted special tax incentives, including tax holidays, in jurisdictions such as the PRC.  This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace the operations with operations in other locations with similar tax incentives or policies. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to recognize or take advantage of similar benefits in the future.

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

With the exception of approximately $27.9 million of retained earnings as of June 26, 2009 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions.  This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $27.9 million includes $5.2 million of retained earnings of a majority owned subsidiary.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

Our success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing, finance and manufacturing personnel.  Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of these key employees or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

Public health epidemics (such as flu strains or severe acute respiratory syndrome) or natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

Electronics maintains extensive manufacturing operations in the PRC as do many of our customers and suppliers.  A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or natural disasters could have a material adverse effect on our business and results of operations.

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

Environmental liability and compliance obligations may adversely affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

•	air emissions;
•	wastewater discharges;
•	the storage, use, handling, disposal and remediation of hazardous substances, wastes andchemicals; and
•	employee health and safety.

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

We were in compliance with the covenants in our credit agreement as of June 26, 2009, as amended on June 8, 2009.  Borrowing against this agreement was $127.0 million at June 26, 2009.  We believe the severe economic crisis that began in late 2008 and continues into 2009 has resulted in the mere existence of this debt having a significant adverse affect on our share price.  Our share price may continue to be depressed until the perception of our leverage improves.

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

Item 1b    Unresolved Staff Comments

None

Exhibit Index

2.1	Share Purchase Agreement dated June 2, 2009 between Pulse Denmark ApS and Xilco A/S (incorporated by reference to Exhibit 2.1 to our Form 8-K dated June 2, 2009).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 27, 2007).

3.3	By-laws (incorporated by reference to Exhibit 3.3 to our Form 8-K dated December 27, 2007).

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

10.5
Credit Agreement, amended and restated as of February 19, 2009, among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and a letter of credit issuer, and other lenders party thereto (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the three months ended March 27, 2009).

10.5(1)
Amendment No. 1 dated as of June 2, 2009 among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.5(1) to our Form 8-K dated June 8, 2009).

10.5(2)	Waiver dated as of June 10, 2009 among Technitrol, Inc., JPMorgan Chase Bank, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.5(2) to our Form 8-K dated June 15, 2009).

Exhibit Index, continued

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

Exhibit Index, continued

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

10.18(1.3)
Amendment dated March 19, 2009 among the Bank of Nova Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L., AMI Doduco GmbH and AMI Doduco (Mexico) S. de R.L. de C.V. (incorporated by reference to Exhibit 10.18(1.0) to our Form 10-Q for the three months ended March 27, 2009).

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

10.19(2)
Amendment to Consignment Agreement dated April 2, 2009 among Mitsui & Co. Precious Metals, Inc., AMI Doduco, Inc., AMI Doduco GmbH and AMI Doduco Espana, S.L. (incorporated by reference to Exhibit 10.19(1) to our Form 10-Q for the three months ended March 27, 2009).

10.19(3)
Corporate Guaranty dated November 1, 2004 by Technitrol, Inc. in favor of Mitsui & Co. Precious Metals, Inc. (incorporated by reference to Exhibit 10.21 to our Form 10-Q for the nine months ended October 1, 2004).

10.20	Form of Silver Consignment/Purchase Agreement dated April 20, 2009 between Misubishi International Corporation and each of AMI Doduco Espana, S.L., AMI Doduco GmbH, AMI Doduco, Inc. and AMI Doduco (Mexico) S. de R.L. de C.V. (incorporated by reference to Exhibit 10.20 to our Form 8-K dated May 11, 2009).

10.22
Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated February 12, 2008 among HSBC Bank USA, National Association, AMI Doduco, Inc. and Technitrol, Inc. (incorporated by reference to Exhibit 10.22 to our Form 8-K dated February 22, 2008).

Exhibit Index, continued

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

Technitrol, Inc.
(Registrant)

August 5, 2009	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)