Form 10-Q
period 2009-09-25
TECHNITROL INC
filed 2009-11-04
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2009, or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

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
                Yes ☐                   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 4, 2009: 41,168,543

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	September 25,	December 26,
Assets	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$39,516	$41,401
Accounts receivable, net	66,823	128,010
Inventories	43,124	127,074
Prepaid expenses and other current assets	19,336	58,568
Assets of discontinued operations held for sale	85,047	--
Total current assets	253,846	355,053

Long-term assets:
Property, plant and equipment	135,090	323,847
Less accumulated depreciation	92,502	171,116
Net property, plant and equipment	42,588	152,731
Deferred income taxes	33,213	34,933
Goodwill, net	16,083	164,778
Other intangibles, net	24,604	51,351
Other assets	9,788	11,065
	$380,122	$769,911

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$--	$17,189
Accounts payable	53,512	75,511
Accrued expenses and other current liabilities	60,169	86,477
Liabilities of discontinued operations held for sale	30,092	--
Total current liabilities	143,773	179,177

Long-term liabilities:
Long-term debt, excluding current installments	127,000	326,000
Deferred income taxes	12,157	16,255
Other long-term liabilities	38,892	40,347

Shareholders’ equity:
Technitrol, Inc. shareholders’ equity:
Common stock and additional paid-in capital	222,892	225,117
Retained loss	(195,133)	(1,045)
Accumulated other comprehensive income (loss)	19,404	(26,626)
Total Technitrol, Inc. shareholders’ equity	47,163	197,446
Non-controlling interest	11,137	10,686
Total equity	58,300	208,132
	$380,122	$769,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net sales	$101,381	$168,974	$293,425	$501,978
Cost of sales	74,154	126,339	220,305	381,827
Gross profit	27,227	42,635	73,120	120,151

Selling, general and administrative expenses	23,399	29,144	66,503	93,136
Severance, impairment and other associated costs	2,619	4,860	82,867	9,272
Operating profit (loss)	1,209	8,631	(76,250)	17,743

Other income (expense):
Interest expense, net	(757)	(1,022)	(2,091)	(2,147)
Other income (expense), net	3,190	(833)	5,083	6,051
Total other income (expense)	2,433	(1,855)	2,992	3,904

Earnings (loss) from continuing operations before income taxes	3,642	6,776	(73,258)	21,647

Income tax expense (benefit)	1,368	(2,902)	2,856	589

Net earnings (loss) from continuing operations	2,274	9,678	(76,114)	21,058

Net loss from discontinued operations	(13,358)	(4,123)	(117,523)	(896)

Net (loss) earnings	(11,084)	5,555	(193,637)	20,162

Less: Net earnings attributable to non-controlling interest	352	204	451	598

Net (loss) earnings attributable to Technitrol, Inc.	$(11,436)	$5,351	$(194,088)	$19,564

Amounts attributable to Technitrol, Inc. common shareholders:
Net earnings (loss) from continuing operations	$1,922	$9,474	$(76,565)	$20,460
Net loss from discontinued operations	(13,358)	(4,123)	(117,523)	(896)
Net (loss) earnings	$(11,436)	$5,351	$(194,088)	$19,564

Per share data:
Basic earnings per share:
Net earnings (loss) from continuing operations	$0.05	$0.23	$(1.88)	$0.50
Net loss from discontinued operations	(0.33)	(0.10)	(2.88)	(0.02)
Net (loss) earnings	$(0.28)	$0.13	$(4.76)	$0.48

Diluted earnings per share:
Net earnings (loss) from continuing operations	$0.05	$0.23	$(1.88)	$0.50
Net loss from discontinued operations	(0.33)	(0.10)	(2.88)	(0.02)
Net (loss) earnings	$(0.28)	$0.13	$(4.76)	$0.48

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

 (Unaudited)
In thousands

	Nine Months Ended
	September 25,	September 26,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(193,637)	$20,162
Net loss (earnings) from discontinued operations	117,523	(896)
Adjustments to reconcile net (loss) earnings attributable to Technitrol, Inc. to net cash provided by operating activities:
Depreciation and amortization	13,791	22,041
Goodwill impairment	70,982	--
Changes in assets and liabilities, net of divestitures and acquisitions affect:
Accounts receivable	2,659	12,754
Inventories	10,288	(679)
Prepaid expenses and other current assets	539	(3,905)
Accounts payable and accrued expenses	(1,665)	(16,745)
Severance, impairment and other associated costs	3,956	(696)
Other, net	(499)	84

Net cash provided by operating activities	23,937	32,120

Cash flows from investing activities:
Acquisitions, net of cash acquired of $6,556	--	(425,999)
Cash received from dispositions	207,809	--
Capital expenditures	(786)	(9,551)
Purchases of grantor trust investments available for sale	(5,899)	(368)
Proceeds from sale of property, plant and equipment	2,110	6,598
Foreign currency impact on intercompany lending	(2,980)	(1,082)

Net cash provided by (used in) investing activities	200,254	(430,402)

Cash flows from financing activities:
Long-term borrowings	--	414,000
Principal payments of long-term debt	(209,000)	(67,943)
Dividends paid	(5,639)	(10,741)
Exercise of stock options	--	52

Net cash (used in) provided by financing activities	(214,639)	335,368

Net effect of exchange rate changes on cash	5,605	3,529

Cash flows of discontinued operations:
Net cash provided by operating activities	1,053	9,487
Net cash used in investing activities	(11,474)	(29,694)
Net cash used in financing activities	(7,413)	--
Net effect of exchange rate changes on cash	792	4,636
Net decrease in cash and cash equivalents from discontinued operations	(17,042)	(15,571)

Net decrease in cash and cash equivalents	(1,885)	(74,956)
Cash and cash equivalents at beginning of period	41,401	116,289
Cash and cash equivalents at end of period	$39,516	$41,333

  See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

Nine Months Ended September 25, 2009

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other compre- hensive (loss) income	Non- control- ling interest	Total equity	Compre- hensive loss
	Shares	Amount
Balance at December 26, 2008	40,998	$225,117	$(1,045)	$(26,626)	$10,686	$208,132
Stock options, awards and related compensation	171	855	--	--	--	855
Dividends declared ($0.075 per share)	--	(3,080)	--	--	--	(3,080)
Adjustment to defined benefit plans	--	--	--	1,772	--	1,772
Net (loss) earnings	--	--	(194,088)	--	451	(193,637)	$(193,637)
Currency translation adjustments	--	--	--	42,633	--	42,633	42,633
Unrealized holding gains on securities	--	--	--	1,625	--	1,625	1,625
Comprehensive loss							$(149,379)
Balance at September 25, 2009	41,169	$222,892	$(195,133)	$19,404	$11,137	$58,300

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)           Accounting policies

For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol, Inc.’s Form 10-K filed for the year ended December 26, 2008. We sometimes refer to Technitrol, Inc. as “Technitrol,” “we” or “our”.  We operate our continuing business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  A second segment, the Electrical Contact Products Group or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets, is held for sale and classified as discontinued operations in our Consolidated Financial Statements.

The results for the nine months ended September 25, 2009 and September 26, 2008 have been prepared by our management without audit by our independent registered public accountants. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 25, 2009 are not necessarily indicative of annual results.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). This is FASB’s last SFAS as this statement established the FASB Accounting Standards Codification (“ASC”) as the authoritative source of U.S. Generally Accepted Accounting Principles (“GAAP”). This pronouncement is now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 does not change current GAAP, but is intended to simplify user research by providing all FASB literature in a topical manner and in a single set of rules. All existing accounting standard documents are superseded and all other accounting literature not included in the ASC is considered non-authoritative. These provisions of ASC 105 are effective for fiscal years and interim periods ending after September 15, 2009. We adopted this statement as of September 15, 2009, and we have revised our disclosures by eliminating all references to pre-codification standards as required by ASC 105.

In May 2009, FASB issued guidance codified as ASC Topic 855, Subsequent Events (“ASC 855”), which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. We adopted ASC 855 on June 26, 2009 and the adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows. We have evaluated and recognized no material subsequent events for the period from September 25, 2009, the date of these financial statements, through November 4, 2009, which is the date these financial statements were issued.

In April 2009, FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to the normal market activity for the asset or liability.  Also, ASC 820 provides guidance on circumstances that may indicate that a transaction is not orderly. These additions to ASC 820 were effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 820 as of June 15, 2009 and the adoption had no impact on our financial statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)           Accounting policies, continued

In November 2008, FASB issued guidance codified in ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted these provisions of ASC 323 as of December 27, 2008 and this adoption had no impact on our financial statements.

In June 2008, FASB issued guidance codified in ASC Topic 260, Earnings Per Share (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities and should be included in the two-class method of computing earnings per share. Adoption of these additions to ASC 260 is retrospective, therefore, all previously reported earnings per share data is restated to conform with the requirements of this pronouncement. We adopted these provisions of ASC 260 as of December 27, 2008 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For both the three and nine months ended September 25, 2009 and September 26, 2008, there were not significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.  See Note 10 regarding adoption of this guidance.

In April 2008, FASB issued guidance codified in ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  These additions to ASC 350 apply prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We adopted these provisions of ASC 350 as of December 27, 2008 and the adoption had no impact on our financial statements.

In March 2008, FASB issued guidance codified in ASC Topic 815, Derivatives and Hedging (“ASC 815”), which applies to the disclosure requirements for all derivative instruments and hedged items. These additions to ASC 815 amend and expand previous disclosure requirements, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements.  We adopted these provisions of ASC 815 as of December 27, 2008 and have expanded our disclosures as required.  See Note 12 regarding adoption of this guidance.

In December 2007, FASB issued guidance codified in ASC Topic 810, Consolidation (“ASC 810”). These provisions of ASC 810 changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity.  In addition, companies are required to report a net income (loss) measure that includes the amounts attributable to such non-controlling interests. We adopted these additions to ASC 810 as of December 27, 2008 and they were applied prospectively to all non-controlling interests. However, the presentation and disclosure requirements of these additions to ASC 810 were applied retrospectively for all periods presented.

In December 2007, FASB issued guidance codified in ASC Topic 805, Business Combinations (“ASC 805”), which changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs.  In addition, these provisions of ASC 805 change the method of measurement for deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination.  We adopted these additions to ASC 805 as of December 27, 2008 and the adoption had no impact on our financial statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)           Accounting policies, continued

New Accounting Pronouncements

In June 2009, FASB issued additional guidance codified in ASC 810, which requires reporting entities to evaluate former Qualified Special Purpose Entities (“QSPE”) for consolidation, changing the approach to determine a Variable Interest Entity’s (“VIE”) primary beneficiary from a quantitative to a qualitative assessment and increasing the frequency of reassessments for determining whether a company is the primary beneficiary of a VIE.  This guidance also clarifies the characteristics that identify a VIE.  These provisions of ASC 810 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating the effect that this pronouncement may have on our financial statements.

In December 2008, FASB issued guidance codified in ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plans.  Specifically, these provisions of ASC 715 provide guidance on concentrations of risk in pension and postretirement plans, and are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. We are currently evaluating the effect that this pronouncement may have on our financial statements.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

(2)           Divestitures

Electrical:  In 2009, our board of directors approved a plan to divest our Electrical Contact Products Group (“Electrical”).  Electrical’s manufacturing facilities in Germany, Spain, China, Mexico and the United States produce a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies. The divestiture is expected to be completed by the end of June 2010.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and (loss) earnings before income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net sales	$63,474	$97,374	$177,898	$311,426
(Loss) earnings before income taxes	(5,897)	2,137	(66,520)	14,198

Electrical’s loss before income taxes includes interest expense allocated pro-rata based upon the debt expected to be retired from the Electrical disposition, an estimate of the write down of Electrical’s net assets to the expected net proceeds we anticipate receiving on the completion of the sale, an estimate of the settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan that will result from the sale of substantially all of Electrical and other charges.  These charges were approximately $4.7 million and $0.7 million for the three months ended September 25, 2009 and September 26, 2008, respectively, and approximately $59.3 million and $1.7 million for the nine months ended September 25, 2009 and September 26, 2008, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

We also expect to record a curtailment and settlement related to the Technitrol, Inc. Retirement Plan, however, these amounts were not estimable as of September 25, 2009.  These adjustments will be recorded upon the earlier of the Electrical divestiture or when such amounts are estimable.

Electrical has approximately $83.9 million of assets and $29.1 million of liabilities that are considered held for sale and are included in current assets and current liabilities, respectively, on the September 25, 2009 Consolidated Balance Sheet.  The assets are available for immediate sale in their present condition subject only to terms that are usual and customary.  Although we continue to manufacture Electrical products, we expect that open customer orders will be transferred to the buyer in the divestiture.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business (“Medtech”) to Altor Fund III (“Altor”). Medtech is headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing the former Sonion A/S (“Sonion”) components for the hearing aid, high-end audio headset and medical device markets.  We received approximately $201.4 million in cash. However, these proceeds are subject to final working capital and financial indebtedness adjustments.  The net proceeds were used primarily to repay outstanding debt under our credit facility.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and loss before income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net sales	$--	$26,851	$49,704	$70,960
Loss before income taxes	(9,751)	(2,504)	(44,975)	(12,668)

Medtech’s loss before income taxes includes interest expense allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition, a charge recorded to write down our net investment in Medtech to the net proceeds received, including an adjustment of $9.4 million in the three months ended September 25, 2009, a charge for the curtailment and settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan that was triggered by the Medtech sale and other charges.  These charges were approximately $9.8 million and $1.9 million for the three months ended September 25, 2009 and September 26, 2008, respectively, and approximately $49.6 million and $4.9 million for the nine months ended September 25, 2009 and September 26, 2008, respectively.

All open customer orders were transferred to Altor upon disposition.  We have no material continuing involvement with the Medtech business after its June 25, 2009 disposition.

MEMS: During the year ended December 26, 2008, our board of directors approved a plan to divest our non-core microelectromechanical systems (“MEMS”) microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the assets of MEMS.  To reflect MEMS’ net assets at their net sales proceeds, we recorded a $2.7 million charge during 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

Net sales and earnings (loss) before income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net sales	$626	$2,857	$1,438	$6,039
Earnings (loss) before income taxes	413	(425)	(6,216)	(1,462)

MEMS was purchased as part of the Sonion acquisition. There is approximately $1.1 million of assets and $1.0 million of liabilities remaining at MEMS that are considered held for sale and are included in current assets and current liabilities, respectively, on the September 25, 2009 Consolidated Balance Sheet.  We are contractually obligated to fulfill an immaterial amount of customer orders before we can fully exit MEMS.  The assets and liabilities that remain on our Consolidated Balance Sheet as of September 25, 2009 primarily relate to these customer orders.

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

(4)           Inventories

Inventories consisted of the following (in thousands):

	September 25,	December 26,
	2009	2008
Finished goods	$19,047	$46,747
Work in process	5,023	29,451
Raw materials and supplies	19,054	50,876
	$43,124	$127,074

(5)           Goodwill and other intangibles, net

We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of our goodwill is impaired.  The test is a two-step process.  The first step of the impairment review is to compare the fair

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Goodwill and other intangibles, net, continued

value of each reporting unit where goodwill resides with the carrying value of the reporting unit.  If the carrying value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have three reporting units within Electronics, which are our legacy group, including our power and network divisions but excluding the connector business, our wireless group and our connector group.

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

We performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and a decrease in our forecasted operating profit.  Our wireless group did not pass the first step of the impairment test.  The second step of the impairment test yielded a $71.0 million goodwill impairment at the wireless group as of March 27, 2009, $68.9 million of which was recorded as an estimate in the first quarter of 2009.  This analysis was finalized during the second quarter of 2009 resulting in an additional charge of $2.1 million.

We also assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price and significant negative economic trends.  The impairment review was also triggered by our declined stock price and our lower operating profit forecast in the first quarter of 2009. Prior to completing the review of goodwill in the first quarter of 2009, we performed a recoverability test on certain definite and indefinite-lived intangible assets.  The recoverability test performed as of March 27, 2009 yielded no impairment of identifiable intangible assets.

Changes in the carrying amount of goodwill for the nine months ended September 25, 2009 were as follows (in thousands):

Balance at December 26, 2008	$164,778

Goodwill impairment	(70,982)
Goodwill of divested reporting unit	(77,816)
Currency translation adjustment	103

Balance at September 25, 2009	$16,083

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Goodwill and other intangibles, net, continued

Other intangible assets were as follows (in thousands):

	September 25,	December 26,
	2009	2008
Intangible assets subject to amortization (definite lives):
Technology	$6,738	$27,210
Customer relationships	26,332	30,999
Tradename / trademark	425	408
Other	2,379	2,567
Total	$35,874	$61,184

Accumulated amortization:
Technology	$(1,737)	$(2,370)
Customer relationships	(10,641)	(8,746)
Tradename / trademark	(425)	(408)
Other	(1,377)	(1,219)
Total	$(14,180)	$(12,743)

Net intangible assets subject to amortization	$21,694	$48,441

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,910	2,910

Other intangibles, net	$24,604	$51,351

Amortization expense was approximately $2.5 million and $4.2 million for the nine months ended September 25, 2009 and September 26, 2008, respectively.  The decrease in amortization expense is the result of lower amortizing intangibles in the nine months ended September 25, 2009 as compared to the same period of 2008, due to the intangible impairment recorded in the fourth quarter of 2008.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2010	$3,817
2011	$3,540
2012	$3,434
2013	$3,434
2014	$2,963

(6)           Income taxes

At September 25, 2009, we had approximately $20.3 million of unrecognized tax benefits, $18.2 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

Our continuing practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of September 25, 2009, we have $0.9 million accrued for interest and penalties related to uncertain income tax positions.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(6)           Income taxes, continued

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2005 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

The effective tax rate of (3.9)% for the nine months ended September 25, 2009 was impacted primarily by the $71.0 million goodwill impairment charge recorded in 2009. The goodwill impairment was non-deductible for income tax purposes.  Also, certain losses incurred related to our divestitures are not expected to be deductible for income tax purposes.  Excluding the $71.0 million impairment charge, the effective tax rate would have been 13.7% for the nine months ended September 25, 2009.

(7)           Defined benefit plans

The Medtech disposition triggered a curtailment and settlement of certain retirement plan benefits related to the Technitrol, Inc. Supplemental Retirement Plan that totaled $4.9 million. The disposition of substantially all of the business of Electrical will also result in the acceleration of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan.  We recorded a charge of $5.1 million as an estimate of this benefit. Our net periodic expense, excluding these charges, was approximately $0.1 million and $0.3 million for the three months ended September 25, 2009 and September 26, 2008, respectively, and $0.4 and $0.8 million for the nine months ended September 25, 2009 and September 26, 2008, respectively. Our net periodic expense, also excluding the settlement charges, is expected to be approximately $0.5 million for 2009.  In the nine months ended September 25, 2009, we contributed approximately $6.1 million to our principal defined benefit plans and we expect to contribute approximately $11.0 million in the 2009 fiscal year. Of the $11.0 million we expect to contribute, approximately $4.9 million is contingent upon the sale of substantially all of the Electrical business.

(8)           Debt

We were in compliance with the covenants of our credit agreement as of September 25, 2009.  On June 8, 2009, we finalized an amendment to our credit agreement that allowed for the divestiture of Medtech and Electrical and adjusted certain debt covenants and other provisions in connection with such divestitures (“the amendment”).

On February 20, 2009, we amended and restated our February 28, 2008 credit agreement (“restated credit agreement”).  The restated credit agreement, as further amended on June 8, 2009, provided for a $200.0 million senior term loan facility and a senior revolving credit facility consisting of an aggregate U.S. dollar-equivalent revolving line of credit in the principal amount of up to $175.0 million, and provides for borrowings in U.S. dollars, euros and yen, including individual sub limits of:

 - a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million; and
 - a Singapore sub-facility not to exceed the U.S. dollar equivalent of $29.2 million.

The $200 million senior term loan facility was retired in connection with the Medtech divestiture during the second quarter of 2009, but the $175.0 million senior revolving credit facility and all related terms remain in effect.  However, upon the completion of the Electrical disposition, the $29.2 million Singapore sub-facility will be eliminated, thereby decreasing our total line of credit to $145.8 million.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

Neither the restated credit agreement nor the amendment permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $175.0 million, or $145.8 million after the completion of the Electrical divestiture. Of the $175.0 million currently available to borrow, the amount outstanding as of September 25, 2009 was $127.0 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling twelve-month basis as of the most recent quarter-end.  Each covenant requires the calculation of EBITDA according to a definition prescribed by the restated credit agreement and the amendment.  The restated credit agreement’s leverage covenant requires our total debt outstanding to not exceed the following multiples of our prior four quarters’ EBITDA:

Applicable date	EBITDA
(Period or quarter ended)	Multiple
March 2009 to December 2009	4.50x
March 2010	4.00x
June 2010	3.75x
September 2010	3.50x
Thereafter	3.00x

Upon the disposition of Electrical, the amendment reduces our leverage covenant and requires that our total debt outstanding cannot exceed the following multiples of our prior four quarters’ EBITDA:

Applicable date	EBITDA
(Period or quarter ended)	Multiple
September 2009	4.00x
December 2009	3.50x
March 2010	3.00x
Thereafter	2.75x

The restated credit agreement’s fixed charges covenant requires that our EBITDA exceed total fixed charges, as defined by the restated credit agreement, by the following multiples:

Applicable date	EBITDA
(Period or quarter ended)	Multiple
September 2009 to March 2010	1.75x
June 2010 to December 2010	1.50x
Thereafter	1.25x

Upon the disposition of Electrical, the amendment’s fixed charges covenant requires our EBITDA to exceed total fixed charges, as defined by the amendment, by the following multiples:

Applicable date	EBITDA
(Period or quarter ended)	Multiple
September 2009 to December 2009	1.25x
Thereafter	1.50x

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

The fee on the unborrowed portion of the commitment ranges from 0.225% to 0.450% of the total commitment, depending on the following debt-to-EBITDA ratios:

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

The weighted-average interest rate, including the credit margin spread, was approximately 3.3% as of September 25, 2009.

Also, effective for dividends after February 2009, both the restated credit agreement and the amendment limit our annual cash dividends to $5.0 million while our debt outstanding exceeds two and one-half times our EBITDA. Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

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

During 2009, we incurred approximately $4.9 million in conjunction with the negotiation and finalization of both the amendment and the restated credit agreement.  In addition, we recorded a charge of approximately $5.5 million to impair the capitalized fees and costs for our February 28, 2008 credit agreement and its related amendments.  Of the $5.5 million of charges, $4.3 million was allocated to discontinued operations on a pro-rata basis for the nine months ended September 25, 2009, based upon the debt expected to be retired from the dispositions compared to our total debt outstanding.  Each of these fees is classified as interest expense on our Consolidated Statement of Operations.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

We had four standby letters of credit outstanding at September 25, 2009 in the aggregate amount of $1.9 million securing transactions entered into in the ordinary course of business.

(9)           Accounting for stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options. The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and nine months ended September 25, 2009 and September 26, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Restricted stock	$570	$835	$1,084	$2,160
Stock options	--	50	--	150
Total stock-based compensation included in selling, general and administrative expenses	570	885	1,084	2,310
Income tax benefit	(200)	(275)	(379)	(704)
Total after-tax stock-based compensation expense	$370	$610	$705	$1,606

Restricted Stock:  The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period.  Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period.  The expense related to the cash award is fixed and is based on the value of the awarded stock on the grant date if the recipient makes an election under Section 83(b) of the Internal Revenue Code.  If the recipient does not make an election under Section 83(b), our accrual relating to the cash award will fluctuate based on the current market value of the shares subject to limitation as set forth in our restricted stock plan.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 26, 2008	208	$24.59
Granted	131	$5.48
Vested	(75)	$24.13
Forfeited/cancelled	(10)	$22.89
Nonvested at September 25, 2009	254	$13.37

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Accounting for stock-based compensation, continued

As of September 25, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 26, 2008	125	$17.99
Granted	--	--
Exercised	--	--
Forfeited/cancelled	(43)	$18.90
Outstanding as of September 25, 2009	82	$17.53	--
Exercisable at September 25, 2009	82	$17.53	--

As of September 25, 2009, all compensation cost related to option grants had been recognized.  During the nine months ended September 25, 2009, no stock options were exercised.  For the nine months ended September 26, 2008, both the cash received on stock options exercised and the intrinsic value of stock options exercised were less than $0.1 million.  Tax benefits from the deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current year net cash provided by operating activities or net cash used in financing activities as there were no stock options exercised during the nine months ended September 25, 2009.  We have not capitalized any stock-based compensation costs into inventory or other assets during the nine months ended September 25, 2009.

(10)           Earnings per share

Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding, excluding restricted shares which are considered to be contingently issuable. For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share.  As a result of positive net earnings from continuing operations, we included approximately 64,000 common share equivalents for the three months ended September 25, 2009. For the nine months ended September 25, 2009, there were no common share equivalents included in the calculation of diluted earnings per share due to our net loss.  There were approximately 52,000 and 92,000 common share equivalents for the three and nine months ended September 26, 2008, respectively.  We had approximately 82,000 and 130,000 stock options outstanding as of September 25, 2009 and September 26, 2008, respectively.  There were unvested restricted shares

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)           Earnings per share, continued

outstanding of approximately 254,000 and 222,000 as of September 25, 2009 and September 26, 2008, respectively.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the three and nine months ended September 25, 2009 and September 26, 2008, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.  Earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net earnings (loss) from continuing operations	$2,274	$9,678	$(76,114)	$21,058
Net loss from discontinued operations	(13,358)	(4,123)	(117,523)	(896)
Less: Net earnings attributable to non-controlling interest	352	204	451	598
Net (loss) earnings attributable to Technitrol, Inc.	$(11,436)	$5,351	$(194,088)	$19,564

Basic (loss) earnings per share:
Shares	40,886	40,774	40,831	40,734
Continuing operations	$0.05	$0.23	$(1.88)	$0.50
Discontinued operations	(0.33)	(0.10)	(2.88)	(0.02)
Per share amount	$(0.28)	$0.13	$(4.76)	$0.48

Diluted (loss) earnings per share:
Shares	40,950	40,826	40,831	40,826
Continuing operations	$0.05	$0.23	$(1.88)	$0.50
Discontinued operations	(0.33)	(0.10)	(2.88)	(0.02)
Per share amount	$(0.28)	$0.13	$(4.76)	$0.48

(11)           Severance, impairment and other associated costs

As a result of our continuing focus on both economic and operating profit, we continue to aggressively size our operations so that costs are optimally matched to current and anticipated future revenue and unit demand.  The amounts and timing of charges will depend on specific actions taken.  The actions taken include closures, plant relocations, asset impairments and reductions in personnel worldwide, and have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We continued restructuring initiatives during the nine months ended September 25, 2009 that were implemented in the years ended December 26, 2008 and December 28, 2007 in order to reduce our cost structure and capacity.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)           Severance, impairment and other associated costs, continued

During the nine months ended September 25, 2009, we determined that approximately $71.0 million of goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These accruals include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two properties which were disposed.

Of the $3.0 million severance charges incurred during the nine months ended September 25, 2009, approximately $1.1 million related to the transfer of production operations from our facilities in Europe and North Africa to China.  This program began in 2007 and is now substantially completed.  The $1.1 million consists of a $1.6 million charge to adjust the liability to reflect the final negotiated benefits for approximately 45 employees which was reduced by a $0.5 million adjustment in the accrual to reflect final benefit projections for approximately 90 employees.

During the year ended December 26, 2008, we initiated a restructuring program at our European, Asian and North American operations to reduce company-wide costs, which included direct and indirect labor reductions.  During the nine months ended September 25, 2009, we incurred a charge for severance of $1.6 million and other associated costs of $0.3 million in conjunction with this program.  There were approximately 320 employees severed under these programs. We expect these plans to be completed by the end of 2009.

The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

Electronics

Balance accrued at December 26, 2008	$7.5

Expensed during the nine months ended September 25, 2009	11.9
Severance payments	(7.1)
Other associated costs	(0.9)
Fixed asset impairments and currency translation adjustments	(9.8)

Balance accrued at September 25, 2009	$1.6

(12)          Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the nine months ended September 25, 2009, we utilized forward contracts to sell forward U.S. dollars to receive Danish krone and to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations at our former operations in Denmark and our current operations in the Peoples Republic of China (“PRC”).  At September 25, 2009, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.7 million, to receive Chinese renminbi.  For the nine months ended September 25, 2009 and September 26, 2008, no financial instruments were designated as hedges.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)          Financial instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets and our Consolidated Statements of Operations (in thousands):

Consolidated Balance Sheets
(Asset derivative)

Derivatives	Classification	September 25, 2009	September 26, 2008

Foreign exchange forward contracts	Prepaid expenses and other current assets	$(0.9)	$0.1
Total		$(0.9)	$0.1

Consolidated Statements of Operations (Unrealized/realized gains/(losses))

		Three Months Ended		Nine Months Ended
		September 25,	September 26,	September 25,	September 26,
Derivatives	Classification	2009	2008	2009	2008

Foreign exchange forward contracts	Other income (expense), net	$(0.6)	$0.1	$(0.6)	$0.1
Total		$(0.6)	$0.1	$(0.6)	$0.1

We have categorized our recurring financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1 –  Financial assets and liabilities whose values are based on quoted prices for identicalassets or liabilities in an active public market.

Level 2 –  Financial assets and liabilities whose values are based on quoted prices in markets thatare not active or a valuation using model inputs that are observable for substantially the full term ofthe asset or liability.

Level 3 –  Financial assets and liabilities whose values are based on prices or valuation techniquesthat require inputs that are both unobservable and significant to the overall fair value measurement.These inputs reflect management’s assumptions and judgments when pricing the asset or liability.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)           Financial instruments, continued

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of September 25, 2009 (in millions):

	September 25, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$7.2	$7.2	$--	$--
Other (2)	(0.9)	--	(0.9)	--
Total	$6.3	$7.2	$(0.9)	$--

(1)  Amounts include grantor trust investments in our Consolidated Balance Sheets.
(2)  Amounts include forward contracts outstanding in our Consolidated Balance Sheets.

We currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the immateriality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventories, and our financial liabilities, including accounts payable and accrued expenses, are exposed to both interest rate risk and foreign currency risk.  We have policies relating to these financial instruments and their associated risks and continually monitor compliance with these policies.  All of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  Particularly, all the outstanding borrowings under our current credit facilities have variable interest rates that approximate their fair value.

(13)          Business segment information

For the three and nine months ended September 25, 2009 and September 26, 2008, there were immaterial amounts of intersegment revenues eliminated in consolidation. During the second quarter of 2009, the basis for determining segment financial information changed due to the classification of our Electrical segment as a held-for-sale discontinued operation.  We currently have one reportable segment, Electronics.  As a result, segment disclosures required under ASC Topic 280, Segment Reporting (“ASC 280”) are no longer required.  We will continue to disclose enterprise-wide information in our Annual Report on Form 10-K to the extent required.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section of this report on pages 35 through 43.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2008 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements including certain judgments, assumptions and estimates.

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

Actual results could differ from these estimates. Please see information concerning our critical accounting policies in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 26, 2008.

Overview

In February 2009, we announced our intention to explore monetization alternatives with respect to our Electrical segment, a producer of a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  During the second quarter of 2009, we determined that Electrical met the qualifications to be reported as a discontinued operation in our Consolidated Statement of Operations for all periods presented.  Also, the assets and liabilities of Electrical are considered held for sale and reported as current on our Consolidated Balance Sheet.  Whether in whole or in part, we expect a disposition to be completed by the end of June 2010.  In addition, on June 25, 2009, we divested Electronics’ Medtech components business for approximately $201.4 million. These proceeds are subject to final working capital and financial indebtedness adjustments. All open customer orders were transferred at the date of sale. We have no material continuing involvement with the operations of Medtech after June 25, 2009.

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

Historically, our gross margin has been significantly affected by acquisitions, product mix and capacity utilization.  Our markets are characterized by relatively short product life cycles.  As a result, significant product turnover occurs each year and, subsequently, there are frequent variations in the prices of products sold.  Due to the constantly changing quantity of part numbers we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period.  Changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi also affect U.S. dollar reported sales.

We believe our focus on acquisitions, technology and cost reduction programs provides us opportunities for future growth in net sales and operating profit.  However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus, negatively impacting our financial performance.

Acquisitions.  Acquisitions have been an important part of our growth strategy.  In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change our product mix.  We have made numerous acquisitions in recent years which have broadened our product offerings in new or existing markets.  We may pursue additional acquisition opportunities in the future.

Divestitures. We engage in divestitures to streamline our operations, focus on our core businesses and strengthen our financial position. For example, in June 2009 we divested our Medtech components business for approximately $201.4 million, subject to final working capital and financial indebtedness adjustments.  Medtech was purchased as part of the Sonion acquisition. Also, in April 2009 we divested our non-core MEMS business for an amount immaterial to our Consolidated Financial Statements.  In February 2009, we announced our intention to explore monetization alternatives with respect to Electrical.  As of September 25, 2009, the assets and liabilities of Electrical and the remaining assets and liabilities of MEMS are classified as held for sale in our Consolidated Balance Sheet.  Medtech, MEMS and Electrical are classified as discontinued operations on our Consolidated Statements of Operations for all periods presented.

Technology.  Our products must evolve along with changes in technology, availability and price of raw materials, design and preferences of the end users of our products. Also, regulatory requirements occasionally impact the design and functionality of our products. We address these conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percentage of revenue and economic profit as performance measures.  We define economic profit as after-tax operating profit less our cost of capital.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, as this reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as free cash flow, days sales outstanding, days payables outstanding, inventory turnover and cash conversion efficiency. Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

Cost Reduction Programs.  As a result of our focus on both economic and operating profit, we continue to aggressively size our operations so that capacity is optimally matched to current and anticipated future revenues and unit demand. Future expenses associated with these programs will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. Also, we’ve had depreciation savings from disposed equipment and rental payments from the termination of lease agreements.  We have also reduced overhead costs as a result of relocating factories to lower-cost locations.  Savings from these actions will impact cost of sales and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges or changes in operating strategies.

During the nine months ended September 25, 2009, we determined that approximately $71.0 million of our wireless group’s goodwill was impaired.  Refer to Note 5 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These accruals include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two properties which were disposed.

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $13.2 million to our continuing operations for a number of cost reduction actions.  These accruals include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at Electronics’ operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

International Operations. At September 25, 2009, we had manufacturing operations in five countries, three of which only manufacture Electrical products, and had significant net sales in U.S. dollars, euros and Chinese renminbi.  A majority of our sales in recent years has been outside of the United States.  Changing exchange rates often impact our financial results and our period-over-period comparisons. This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. Consolidated Financial Statements.  Certain divisions of our wireless and power groups’ sales are denominated primarily in euros and renminbi.  Net earnings may also be affected by the mix of sales and expenses by currency within each group.  We may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars for our U.S. Consolidated Financial Statements.    Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined range of exchange rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At September 25, 2009, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.7 million, to receive Chinese renminbi.   The fair value of these forward contracts was $(0.9) million as determined through use of Level 2 fair value inputs.  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.

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

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely.

Results of Operations

Three months ended September 25, 2009 compared to the three months ended September 26, 2008

The table below presents our results from continuing operations and the changes in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended				Results as %
	September 25,	September 26,	Change	Change	of Net Sales
	2009	2008	$	%	2009	2008
Net sales	$101,381	$168,974	$(67,593)	(40.0)%	100.0%	100.0%
Cost of sales	74,154	126,339	52,185	41.3	(73.1)	(74.8)

Gross profit	27,227	42,635	(15,408)	(36.1)	26.9	25.2

Selling, general and administrative expenses	23,399	29,144	5,745	19.7	(23.1)	(17.2)
Severance, impairment and other associated costs	2,619	4,860	2,241	46.1	(2.6)	(2.9)

Operating income	1,209	8,631	(7,422)	(86.0)	1.2	5.1

Interest expense, net	(757)	(1,022)	265	25.9	(0.7)	(0.6)
Other income (expense), net	3,190	(833)	4,023	483.0	3.1	(0.5)

Earnings from continuing operations before income taxes	3,642	6,776	(3,134)	(46.3)	3.6	4.0

Income tax expense (benefit)	1,368	(2,902)	(4,270)	(147.1)	(1.3)	1.7

Net earnings from continuing operations	$2,274	$9,678	$(7,404)	(76.5)%	2.3%	5.7%

Net Sales.  Our consolidated net sales decreased by 40.0% as a result of the decline in customer demand resulting from the adverse developments in the global economy.  Specifically, decreased demand for certain Electronics’ wireless, network communications and power products negatively affected sales in the third quarter of 2009 as compared to the same period of 2008.  Also, a stronger U.S. dollar relative to the euro experienced in the third quarter of 2009 versus the comparable period in the prior year resulted in lower U.S. dollar reported sales.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the three months ended September 25, 2009 was 26.9% compared to 25.2% for the three months ended September 26, 2008.  The primary factors that caused our consolidated gross margin increase were the positive effects of cost-reducing and price-increasing activities initiated in late 2008 as a response to the adverse conditions in the global economy.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to our overall emphasis on cost reducing measures initiated in late-2008.  Expenses were reduced in virtually all areas.  Intangible amortization expense declined compared to the 2008 period as a result of the impairment charges incurred in the fourth quarter of 2008.  Partially offsetting these decreases were $1.2 million of unplanned legal expenses and dispute settlements.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses. For the three months ended September 25, 2009 and September 26, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
RD&E	$7,022	$9,538
Percentage of sales	6.9%	5.6%

The decrease in research, development and engineering expenses is due to cost reducing measures initiated in late 2008.  However, as a percentage of sales, 2009 spending was at a higher level than the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace.

Severance, Impairment and Other Associated Costs.  We recorded approximately $2.6 million of severance and fixed asset impairments during the three months ended September 25, 2009.  These charges primarily relate to writing down a property held for sale prior to its disposal.

Interest.  Net interest expense decreased primarily as a result of decreased debt levels and lower interest rates incurred during the three months ended September 25, 2009 as compared to the comparable period ended September 26, 2008.  Interest expense on our outstanding loans was allocated between continuing and discontinued operations on a pro-rata basis for the third quarters of 2009 and 2008, based upon the debt expected to be retired from the dispositions compared to total debt outstanding.  Amortization of our capitalized loan fees was also allocated in a similar manner.

Other.  The change from other expense to other income from the third quarter of 2008 to the comparable period in 2009 is primarily attributable to net foreign exchange gains of approximately $3.0 million realized during the three months ended September 25, 2009, as compared to foreign exchange losses of approximately $0.8 million realized during the comparable period of 2008.  The increase in foreign exchange gains was due to the effects of the overall strengthening of the U.S. dollar to euro in the third quarter of 2009 as compared to the same period of 2008.  Gains were also realized as a result of remeasuring intercompany advances and loans into their respective functional currencies.

Income Taxes.  The effective tax rate for the three months ended September 25, 2009 was 37.6% compared to a benefit of (42.8)% for the three months ended September 26, 2008.  The increase in the effective tax rate is primarily due to certain losses and restructuring charges incurred by entities in high-tax jurisdictions where the future tax benefit is unlikely to be realized.

Nine months ended September 25, 2009 compared to the nine months ended September 26, 2008

The table below presents our results from continuing operations and the changes in those results from period to period in both U.S dollars and percentage (in thousands):

	Nine Months Ended				Results as %
	September 25,	September 26,	Change	Change	of Net Sales
	2009	2008	$	%	2009	2008
Net sales	$293,425	$501,978	$(208,553)	(41.5)%	100.0%	100.0%
Cost of sales	220,305	381,827	161,522	42.3	(75.1)	(76.1)

Gross profit	73,120	120,151	(47,031)	(39.1)	24.9	23.9

Selling, general and administrative expenses	66,503	93,136	26,633	28.6	(22.7)	(18.6)
Severance, impairment and other associated costs	82,867	9,272	(73,595)	(793.7)	(28.2)	(1.8)

Operating (expense) income	(76,250)	17,743	(93,993)	(529.7)	(26.0)	3.5

Interest expense, net	(2,091)	(2,147)	56	(2.6)	(0.7)	(0.4)
Other income, net	5,083	6,051	968	16.0	1.7	1.2

(Loss) earnings from continuing operations before income taxes	(73,258)	21,647	(94,905)	(438.4)	(25.0)	4.3

Income tax expense	2,856	589	(2,267)	(384.9)	(1.0)	(0.1)

Net (loss) earnings from continuing operations	$(76,114)	$21,058	$(97,172)	(461.4)%	(26.0)%	4.2%

Net Sales.  Our consolidated net sales decreased by 41.5% as a result of the decline in customer demand resulting from the adverse developments in the global economy.  Specifically, decreased demand for certain Electronics’ wireless, network communications and power products negatively affected sales in the nine months ended September 25, 2009 as compared to the comparable period of 2008.  Also, a stronger U.S. dollar relative to the euro experienced during the nine months ended September 25, 2009 as compared to the same period of 2008 resulted in lower U.S. dollar reported sales.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the nine months ended September 25, 2009 was 24.9 % compared to 23.9 % for the nine months ended September 26, 2008.  The primary factors that caused our consolidated gross margin increase were the positive effects of cost-reduction and price increasing activities initiated in late 2008 as a response to the adverse conditions in the global economy.  Results for the nine months ended September 26, 2008 were also negatively affected by increased training and overtime costs caused by a temporary decline in China’s workforce, which were partially offset by a decline in operating leverage as a result of decreased sales of Electronics’ wireless, network communications and power products during 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to our overall emphasis on cost reducing measures initiated in late-2008.  Expenses were reduced in virtually all areas.  Also, intangible amortization expense declined compared to the 2008 period as a result of the impairment charges incurred in the fourth quarter of 2008.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses. For the nine months ended September 25, 2009 and September 26, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
RD&E	$20,087	$29,944
Percentage of sales	6.8%	6.0%

The decrease in research, development and engineering expenses is due to cost reducing measures initiated in 2008.  However, as a percentage of sales, 2009 spending was at a higher level as compared to the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the nine months ended September 25, 2009, we determined that approximately $71.0 million of our wireless group’s goodwill was impaired.  Refer to Note 5 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These accruals include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two properties which were disposed.

Interest.  Net interest expense in the nine months ended September 25, 2009 was equivalent to the amount realized in the same period of 2008. Interest on our outstanding loans was allocated between continuing and discontinued operations on a pro-rata basis for the nine months ended September 25, 2009 and the comparable period in 2008, based upon the actual and expected debt to be retired from the dispositions compared to total debt outstanding.  Amortization of our capitalized loan fees was also allocated in a similar manner.

Other.  The decrease in other income is primarily attributable to lower net foreign exchange gains of approximately $4.8 million realized during the nine months ended September 25, 2009, as compared to foreign exchange gains of approximately $5.9 million realized during the comparable period of 2008.  The primary reason for the decrease in foreign exchange gains during the nine months ended September 25, 2009 was due to the effects of a larger strengthening of the U.S. dollar to euro during 2008 as compared to 2009.

Income Taxes.  The effective tax rate for the nine months ended September 25, 2009 was an expense of (3.9)% as compared to an expense of 2.7% for the nine months ended September 26, 2008.  The 2009 effective tax rate was impacted by the $71.0 million of goodwill impairment charges recorded in 2009 which were non-deductible.  In addition, the 2009 tax rate was negatively impacted by certain losses and restructuring charges incurred by entities in high-tax jurisdictions where the future tax benefit is unlikely to be realized. Excluding the $71.0 million impairment charge, the effective tax rate would have been 13.7% for the nine months ended September 25, 2009.

Business Outlook

The adverse developments in the financial markets and the dramatic contractions in the global economy that began in 2008 have increased our exposure to liquidity and credit risks. We are exposed to market risk resulting from changes in prices of commodities, such as non-precious metals, fuels and plastic resins.  To the extent we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash.  We are also exposed to financial risk resulting from changes in interest and foreign currency rates, as well as credit risk of our customers.

Considering the issues mentioned above, as well as other risks inherent in our business and taking into account our significant reduction of debt as a result of the Medtech sale, we believe we have ample liquidity to fund our business requirements.  This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from continuing operations, including $23.9 million for the nine months ended September 25, 2009, and access to our multi-currency credit facility.  However, our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt and fixed charges compared to our rolling twelve-month EBITDA.  If we are not able to maintain the EBITDA level required relative to our total debt or fixed charges, we would default on our covenants.  However, we believe that we will continue generating sufficient EBITDA and free cash flows in the foreseeable future to remain compliant with our covenants.

Net sales in the three months ended September 25, 2009 exceeded net sales for the three months ended June 26, 2009 in each of our product groups.  Although we expect net sales to continue to improve in the three months ended December 25, 2009, customer and product mix will impact our gross margin, net income, EBITDA and cash available to repay our debt.  For example, while handset production generally has begun to recover from earlier in 2009, a significant portion of handset antenna business currently served by our communication group has begun a transition away from original equipment manufacturer (“OEM”) driven hardware development and manufacturing, a transition led by a large OEM customer seeking to purchase full handset modules and all components within from single manufacturing sources in order to reduce costs.  Accordingly, our communication group is adjusting its marketing and engineering efforts to significantly increase its support for OEMs which have not embraced this sourcing change and for the sources which will provide full handsets to the OEM principally driving this change.

Liquidity and Capital Resources

We have presented all assets and liabilities of Electrical and MEMS as current due to their classification as held for sale.  Such classification resulted in approximately $10.6 million of assets and $0.2 million of liabilities to be classified as current which would otherwise be considered long-term.

Including assets and liabilities held for sale, working capital as of September 25, 2009 was $110.1 million, compared to $175.9 million as of December 26, 2008.  This $65.8 million decrease was primarily due to decreases in trade receivables, prepaid expenses and inventories that resulted primarily from the Medtech disposition.  Partially offsetting these decreases were reductions in accounts payable, accrued expenses and other current liabilities and the elimination of current installments of long-term debt.  Cash and cash equivalents, which are included in working capital, decreased from $41.4 million as of December 26, 2008 to $39.5 million as of September 25, 2009.

We present our statement of cash flows using the indirect method.  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business for cash flow than are items such as cash receipts from the sale of goods, as would appear using the direct method.  Cash flows from discontinued operations have been separated from continuing operations and are disclosed in the aggregate by each cash flow activity.

Net cash provided by operating activities was $23.9 million for the nine months ended September 25, 2009 as compared to $32.1 million in the comparable period of 2008, a decrease of $8.2 million. The decrease is primarily a result of lower earnings incurred in the nine months ended September 25, 2009 as compared to the nine months ended September 26, 2008 which was offset by overall reductions in working capital in 2009 as compared to increases in 2008.

Capital expenditures were $0.8 million during the nine months ended September 25, 2009 and $9.6 million in the comparable period of 2008. The decrease of $8.8 million in the 2009 period was due primarily to a concentrated effort in 2009 to limit new investment to only key programs.  We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

During the nine months ended September 25, 2009, we received approximately $207.8 million upon the sale of Medtech and MEMS.  The majority of these net proceeds were applied to our outstanding debt.

We used $5.6 million for dividend payments during the nine months ended September 25, 2009.  On August 3, 2009, we announced a quarterly cash dividend of $0.025 per common share, payable on October 16, 2009 to shareholders of record on October 2, 2009.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the fourth quarter of 2009.  We expect to continue making quarterly dividend payments for the foreseeable future.  Effective for dividends after February 2009, our credit agreement prohibits us from paying more than $5.0 million in cash dividends per year until our debt outstanding is lower than two and one-half times our EBITDA.

In the nine months ended September 25, 2009, we contributed approximately $6.1 million to our principal defined benefit plans and we expect to contribute approximately $11.0 million in the 2009 fiscal year.  Of the $11.0 million we expect to contribute, approximately $4.9 million is contingent upon the sale of substantially all of the Electrical business.

We were in compliance with all covenants of our credit agreement in effect as of September 25, 2009.  On June 8, 2009, we finalized an amendment to our credit agreement that allowed for the divestiture of Medtech and Electrical and adjusted certain debt covenants and other provisions in connection with such divestitures. Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt and fixed charges compared to our rolling twelve-month EBITDA.  If we are not able to maintain the EBITDA level required relative to our total debt or fixed charges, we would default on our covenants.  As of September 25, 2009, we had $127.0 million of total outstanding borrowings under our amended agreement’s credit facility. Refer to Note 8 to our Unaudited Consolidated Financial Statements for further details.

Electrical, a discontinued operation, uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits necessary for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

Electrical had commercial commitments outstanding at September 25, 2009 of approximately $124.6 million due under precious metal consignment-type leases. This represents an increase of $1.8 million from the $122.8 million outstanding as of December 26, 2008, which was caused by higher average silver prices offset by a significant decrease in volume of silver leased.

The principal material changes in our contractual obligations during the nine months ended September 25, 2009 was the amendment of our credit facility that was finalized on June 8, 2009, the incremental benefits recognized on the Technitrol Inc. Supplemental Retirement Plan and the elimination of any obligations related to our former Medtech business.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain borrowings or additional equity offerings for acquisitions of suitable businesses or assets.  We have not experienced any significant liquidity restrictions in any country in which we operate and none are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest earnings outside of the United States, with the exception of approximately $40.0 million, because we anticipate that a significant portion of our opportunities for growth in the coming years will be abroad.  We have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad. If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

All retained earnings are free from legal or contractual restrictions as of September 25, 2009, with the exception of approximately $27.9 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  Included in the $27.9 million is $5.2 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

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

Item 4:  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 25, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the nine months ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Risk Factors are on page 35.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 44.

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

We have completed several acquisitions in recent years and we continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired and result in the recognition of an impairment loss similar to the loss recorded in the nine months ended September 25, 2009 and the year ended December 26, 2008.

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

If any of our major customers terminates a substantial amount of existing agreements, chooses not to enter into new agreements or elects not to submit additional purchase orders for our products, our business may suffer.

Most of our sales are made on a purchase order basis.  We have a concentration of several primary customers that we rely on for a material amount of these purchase orders.  To the extent we have agreements in place with these customers, most of these agreements are either short-term in nature or provide these customers with the ability to terminate the arrangement.  Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination.

We will lose business and our revenues may decrease if one of these major customers:

•	does not submit additional purchase orders;
•	does not enter into new agreements with us; or
•	elects to terminate their relationship with us.

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

Uncertainty in demand for our products may result in increased costs of production, an inability to service our customers or higher inventory levels which may adversely affect our results of operations and financial condition.

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

Some of Electrical’s raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. Electrical attempts to limit its exposure to fluctuations in the cost of precious materials, including silver, by obtaining the majority of the precious metal in its facilities through leasing or consignment arrangements with suppliers. Electrical then typically purchases the precious metal from its supplier at the current market price on the day after shipment to the customer and passes this cost on to the customer. Electrical attempts to limit its exposure to base metal price fluctuations by attempting to pass through the cost of base metals to customers, typically by indexing the cost of the base metal, so that the cost of the base metal closely relates to the price charged to customers, but Electrical may not always be successful in indexing these costs or fully passing through costs to its customers.

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

Electrical’s results of operations and liquidity may be negatively impacted if:

•	Electrical is unable to enter into new leasing or consignment arrangements with similarly favorable terms after its existing agreements terminate;
•	leasing or consignment fees increase significantly in a short period of time and Electrical is unable to recover these increased costs through higher sale prices;
•	Electrical is unable to pass through higher base metals’ costs to its customers; or
•	Electrical is unable to comply with existing leasing or consignment obligations.

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

With the exception of approximately $27.9 million of retained earnings as of September 25, 2009 primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law, substantially all retained earnings are free from legal or contractual restrictions.  This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $27.9 million includes $5.2 million of retained earnings of a majority owned subsidiary.

Losing the services of our executive officers or our other highly qualified and experienced employees could adversely affect our businesses.

Our success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing, finance and manufacturing personnel.  Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of these key employees or cannot attract and retain other qualified personnel, our businesses could be adversely affected. Our CEO has announced his retirement effective no later than March 31, 2010 and our board of directors is currently conducting a search for his successor.

Public health epidemics (such as flu strains or severe acute respiratory syndrome) or natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

We maintain extensive manufacturing operations in the PRC as do many of our customers and suppliers.  A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or natural disasters could have a material adverse effect on our business and results of operations.

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

We were in compliance with the covenants in our amended credit agreement as of September 25, 2009.  Outstanding borrowings against this agreement was $127.0 million at September 25, 2009.  We believe the severe economic crisis that began in late 2008 and continues into 2009 has resulted in the mere existence of this debt having a significant adverse affect on our share price.  Our share price may continue to be depressed until the perception of our leverage improves.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  Although we anticipate meeting our covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control.  Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquid assets to repay our credit facilities and other indebtedness.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

Our results may be negatively affected by changing interest rates.

We are subject to market risk from exposure to changes in interest rates.  To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments. We do not expect changes in interest rates to have a material effect on our income or cash flows for the foreseeable future, although there can be no assurances that interest rates will not significantly change or that our results would not be negatively affected by such changes.

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

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

10.8(3)	Agreement dated September 24, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated September 24, 2009).

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

Exhibit Index, continued
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

10.18(1.2)
Letter  Amendment  dated May  8, 2008  among The Bank  of Nova  Scotia, AMI Doduco, Inc., AMI Doduco Espana, S.L. and  AMI Doduco  GmbH  (incorporated by reference to Exhibit 10.18 (1.2) to our Form 10-Q for the six months ended September 26, 2008).

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

10.18(2.1)	Letter Amendment dated May 8, 2008 between The Bank of Nova Scotia and AMI Doduco, Inc. (incorporated by reference to Exhibit 10.18(2.1) to our Form 10-Q for the six months ended September 26, 2008).

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

Exhibit Index, continued
10.22
Amended and Restated Fee Consignment and/or Purchase of Silver Agreement dated February 12, 2008 among HSBC Bank USA, National Association, AMI Doduco, Inc. and Technitrol, Inc. (incorporated by reference to Exhibit 10.22 to our Form 8-K dated February 22, 2008).

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the nine months ended September 28, 2007).

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.28	Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008 (incorporated by reference to Exhibit 10.28 to our Form 10-Q for the nine months ended September 26, 2008).

10.29	Letter Agreement among Technitrol Inc., Pulse Engineering, Inc. and Alan H. Benjamin dated July 22, 2009 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated August 7, 2009).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.
(Registrant)

November 4, 2009	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)