Form 10-K
period 2009-12-25
TECHNITROL INC
filed 2010-02-24
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large accelerated filer  ☐   Accelerated filer   ☒   Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 26, 2009 is $266,535,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Number of shares outstanding
Title of each class	February 24, 2010
Common stock par value $0.125 per share	41,242,286

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be used in connection with the registrant’s 2009 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Part I

Item 1     Business

General

Technitrol, Inc. is a global producer of precision-engineered electronic components and modules. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our.”  We believe we are a leading global producer of electronic components and modules in the primary markets we serve, based on our estimates of the annual revenues in our primary markets and our share of those markets relative to our competitors.  Our electronic components and modules are used in virtually all types of electronic products to manage and regulate electronic signals and power, making them critical to the functioning of our customer’s end product.

During 2009, we announced our intention to explore monetization alternatives with respect to our Electrical Contract Products Group or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets, which is now held for sale and classified as a discontinued operations in our Consolidated Financial Statements.  As a result, we currently operate our business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.

We incorporated in Pennsylvania on April 10, 1947 and we are headquartered in Trevose, Pennsylvania.  Our mailing address is 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, and our telephone number is 215-355-2900.  Our website is www.technitrol.com.

Products

We design and manufacture a wide variety of highly-customized electronic components and modules.  Many of these components and modules capture wireless communication signals, filter and share signals on wireline communication systems, convert communication signals into sound and video, filter out radio frequency interference, adjust and ensure proper current and voltage and activate certain automotive functions. These products are often referred to as antennas, speakers, receivers, splitters, chokes, inductors, filters, transformers and coils. Our primary customers are multinational original equipment manufacturers, original design manufacturers, contract manufacturers and distributors.

We have three primary product groups. Our network group includes our integrated connector modules, transformers, filters, splitters, chokes and other magnetic components.  Our wireless group produces our handset antenna products, our non-cellular wireless and antenna products and our mobile speakers and receivers.  Our power group includes our power and signal transformers and inductors, automotive coils, military and aerospace products and other power magnetics products.

 Net sales of our primary product groups for the years ended December 25, 2009, December 26, 2008 and December 27, 2007 were as follows (in millions):

	2009	2008	2007
Network	$152.7	$216.0	$226.4
Wireless	151.0	263.3	277.9
Power	95.1	147.0	167.3
Net sales	$398.8	$626.3	$671.6

Our products are generally characterized by relatively short life cycles and rapid technological change, allowing us to utilize our design, engineering and production expertise to meet our customers’ evolving needs.  We believe that the industries we serve have been, and will continue to be, characterized by ongoing product design and manufacturing innovation that will drive growth in the electronic components industry.

The following table contains a list of some of our key products:

Primary Products	Function	Application
Internal handset antenna and handset antenna modules	Capture communication signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other mobile terminal and information devices
Speakers and receivers	Convert electronic signals into sound	Cell phones, laptops, smart phones and other mobile terminal devices
Mobile and portable antennas	Capture and transmit non-cellular signals	Global positioning systems, automotive antennas and machine-to-machine communication
Discrete filter or choke	Separate high and low frequency signals. Shares incoming and outgoing signals to match industry templates.	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines, or DSL
Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic applications	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles
Inductor/chip inductor	Regulate electrical current under conditions of varying load	AC/DC & DC/DC power supplies Mobile phones and portable devices
Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies
Signal transformer	Limit distortion of signal as it passes from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems
Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines
Other automotive coils	Provide power for a variety of automotive electronic functions	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control

Sales, Customers and Distribution

We sell products predominantly through worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel. During the sales process, there is close interaction between our engineers and those in our customers’ organizations. This interaction extends throughout a product’s life cycle, engendering strong customer relationships. Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 25, 2009, we had more than 60 salespeople in 11 sales offices worldwide.

We sell our products and services to original equipment manufacturers, original design manufacturers and contract equipment manufacturers, which design, build and market end-user products.  We refer to original equipment manufacturers as “OEMs”, original design manufacturers as “ODMs” and contract equipment manufacturers as “CEMs.”  ODMs typically contract with OEMs to design products, where as CEMs contract with OEMs to manufacture products.  Many OEMs use CEMs primarily or exclusively to build their products.  Independent distributors sell components and materials to both OEMs and CEMs.  While OEMs are often our design partners, most sales are to CEMs, as OEMs have generally outsourced procurement and manufacturing responsibilities to CEMs.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEMs, ODMs, CEMs and other independent distributors.  We provide support for our multinational customer base with local customer service and design centers in North America, Europe and Asia.

For the year ended December 25, 2009, a major cell phone manufacturer and a CEM for that cell phone manufacturer each individually accounted for more than 10% of our continuing operations net sales.  In addition, a group of CEMs of a major network infrastructure company also accounted for more than 10% of our 2009 continuing operations net sales.  Sales to our ten largest customers accounted for 61.9% of net sales for the year ended December 25, 2009, 64.4% of net sales for the year ended December 26, 2008 and 60.7% of net sales for the year ended December 28, 2007.

A large percentage of our sales in recent years has been outside of the United States.  For the years ended December 25, 2009, December 26, 2008 and December 28, 2007, 89.9%, 91.3% and 89.4% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed our manufacturing processes in ways intended to maximize our profitability without sacrificing quality.  The manufacturing of our magnetic components, connectors, chokes and filters tend to be labor intensive and highly variable.  This model enables us to decrease production rapidly to contain costs during slower periods, reflecting the often unpredictable nature of these product lines.  However, this model may prevent us from rapidly increasing our production capacity in periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas, speakers, receivers, automotive and military/aerospace products is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.

Generally, once our engineers design products to meet the end users’ product needs and a contract is awarded by, or orders are received from, the customer we begin to mass-produce the products.  To a much lesser extent, we also service customers that design their own components and outsource production of these components to us.  In such case, we build the components to the customer’s design.  We also maintain a portfolio of catalog parts which our customers can easily design into their own products.

We cannot accurately estimate or forecast the utilization of our overall production capacity at a given time.  In any facility, maximum capacity and utilization vary periodically depending on our manufacturing strategies, the product being manufactured, current market conditions, customer demand and other non-specific variables.

Research, Development and Engineering

Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers or their ODM partners. We work closely with OEMs and ODMs to identify their design and engineering requirements. We maintain strategically located design centers throughout the world where proximity to customers enables us to better understand and more readily satisfy their design and engineering needs. Our design process is disciplined and orderly, using a product lifecycle management system to track the level of design activity enabling us to manage and improve how our engineers design products. We typically own the customized designs used to make our products.

Research, development and engineering expenditures from continuing operations were $28.2 million for the year ended December 25, 2009, $42.6 million for the year ended December 26, 2008, and $35.1 million for the year ended December 28, 2007.  The decrease over the past year is primarily due to tightened spending controls initiated at the end of 2008 in response to the general recession.  In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers.  This revenue is not material to our Consolidated Financial Statements.

Competition

We do not believe that any one company competes with all of our product lines on a global basis.  However, we have strong competition within individual product lines, both domestically and internationally. In addition, several OEMs internally, or through CEMs, manufacture some of our product offerings.  We believe that this may represent an opportunity to capture additional market share as OEMs continue to outsource their component manufacturing. Therefore, we pursue opportunities to convince these OEMs that our economies of scale, purchasing power and core competencies in manufacturing enable us to produce these products more efficiently.  Increasingly, we compete against manufacturers located in inexpensive countries, many of which sometimes aggressively seek market share at the detriment of profits.

Competitive factors in the markets for our products include:

•	product quality and reliability;
•	global design and manufacturing capabilities;
•	breadth of product line;
•	price;
•	customer service;
•	delivery time;
•	technology; and
•	product leadership and development.

We believe we are adequately competitive with respect to each of these factors. Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our continuing commitment to invest in and improve our manufacturing and designing resources and our close relationships with our customers’ engineers. Also, the breadth of our product offering provides customers with the ability to satisfy multiple needs through one supplier. Our global presence enables us to deepen our relationship with our customers and to better understand and more easily satisfy the needs of local markets. In addition, our ability to purchase raw materials in large quantities and our focus on continually reducing production expenses and maximizing capacity lowers our manufacturing costs and enables us to price our products competitively.

Employees

As of December 25, 2009, we had approximately 19,400 full-time employees as compared to 21,400 as of December 26, 2008.  Employees related to our continuing operations increased from approximately 17,100 at December 26, 2008 to 17,700 at December 25, 2009 due to a concentrated effort to increase capacity in our operations in the People’s Republic of China (“PRC” or “China”) to address the surging demand of our network group experienced during the second half of 2009.  The number of employees at year-end includes employees of certain subcontractors that are integral to our operations in the PRC.  Such employees numbered approximately 6,400 and 8,200 as of December 25, 2009 and December 26, 2008, respectively.  In addition to these employees, we began utilizing temporary staff to supplement our labor capacity during 2009.  Excluded from our total employment figures for December 25, 2009 were approximately 3,000 temporary staff.  None of our employees were covered by collective-bargaining agreements during the year ended December 25, 2009.  Approximately 500 of our total 19,400 full-time employees were located in the United States.  We did not experience any major work stoppages during 2009 and consider our relations with our employees to be good.

Raw Materials

The primary raw materials necessary to manufacture our products include:

•	base metals such as copper;
•	ferrite cores; and
•	plastics and plastic resins.

Currently, we do not have significant difficulty obtaining any of our raw materials and do not anticipate that we will face any significant difficulty in the near future.  However, some of these materials are produced by a limited number of suppliers.  We may be unable to obtain these raw materials in sufficient quantities or in a timely manner to meet the demand for our products.  The lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins.  In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or a shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

Our discontinued operations at Electrical use silver and other precious metals in manufacturing most of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers, except in China where leasing of such precious metals is prohibited. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

Backlog

Our backlog of orders at December 25, 2009 was $76.3 million compared to $49.3 million at December 26, 2008.  The significant increase in backlog from 2008 to 2009 is the result of a substantial increase in demand in our network group, which has recently been impacted by capacity constraints.  We expect to ship the majority of the backlog over the next six months. We do not believe that our backlog is an accurate indicator of near-term business activity because variability in lead times, capacity, demand uncertainty on the part of our customers and increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog.

Intellectual Property

We utilize proprietary technology, often developed and protected by us or, to a much lesser extent, licensed from others.  Also, we require every employee with access to proprietary technology to enter into confidentiality agreements with us and we restrict access to our proprietary information.

Existing legal protections afford only limited advantage to us.  For example, others may independently develop similar or competing products or attempt to copy or use aspects of our products that we regard as proprietary.  Furthermore, intellectual property law in certain areas of the world may not fully protect our products or technology from such actions.

While our intellectual property is important to us in the aggregate, we do not believe any individual patent, trademark, or license is material to our business or operations.

Environmental

Our manufacturing operations are subject to a variety of local, state, federal and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and wastes and employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws.  We also strive through planning and continual process improvements to protect and preserve the environment through prevention of pollution and reduced consumption of natural resources and materials.  However, in the normal course of business, environmental issues may arise.  We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

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

The following factors represent what we believe are the major risks and uncertainties in our business, including risks inherent in operations which we are in the process of divesting.  They are listed in no particular order.

Cyclical changes in the markets we serve could result in a significant decrease in demand for our products, which may reduce our profitability and/or our cash flow.

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

The average selling prices for our products tend to decrease over their life cycle. In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers. As a result, our customers are likely to continue to demand lower prices from us. To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while concurrently reducing costs through efficient raw material procurement, process and product improvements and focusing our operating expense levels. Our profit margins and cash flows may suffer if we are unable to reduce our overall cost structure relative to decreases in sales prices.

Rising raw material and production costs may decrease our gross margin.

We use commodities such as copper and plastic resins in manufacturing our products.  Prices of these and other raw materials have experienced significant volatility in the past.  Other manufacturing costs, such as direct and indirect labor, energy, freight and packaging costs, also directly impact the costs of our products.  If we are unable to pass increased costs through to our customers or recover the increased costs through production efficiencies, our gross margins may suffer.

An inability to adequately respond to changes in technology, applicable standards or customer needs may decrease our sales.

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes.  Improving performance and reducing costs for our customers requires continual development of new products and/or to the components of our products.  Our inability to react quickly and efficiently to changes in technology, standards or customers’ needs may decrease our sales or margins.

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

We have completed numerous acquisitions in the past and we continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, long-lived assets, such as property, plant and equipment, goodwill and other intangibles, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2009 and 2008.

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

We will lose business and our revenues may decrease if one of these major customers:

•	does not submit additional purchase orders;
•	does not enter into new agreements with us;
•	elects to reduce or prolong their purchase orders; or
•	elects to terminate their relationship with us.

If we do not effectively manage our business in the face of fluctuations in the size of our organization, our business may be disrupted.

We have grown both organically and as a result of acquisitions.  We have also contracted as a result of declines in global demand and divestitures.  We may significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may be adversely affected.

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

Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits or cash flows.

A decrease in availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

•	base metals such as copper;
•	ferrite cores; and
•	plastics and plastic resins.

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

Electrical’s results of operations and liquidity may be negatively impacted if it is unable to:

•	enter into new leasing or consignment arrangements with similarly favorable terms after its existing agreements terminate;
•	recover increased leasing or consignment costs through an increase in prices;
•	pass through higher base metals’ costs to its customers; or
•	comply with existing leasing or consignment obligations.

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

We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited hedging transactions, including foreign currency exchange contracts which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, political, legal and labor developments entail uncertainties and risks. For example, during the second half of 2009, we began to encounter difficulties in attracting and retaining the level of labor required to meet our customer’s demand.  Also, wages have been increasing rapidly over the last several years in southern China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

Shifting our operations between regions may entail considerable expense, capital and opportunity costs.

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

All of our retained earnings are free from legal or contractual restrictions, with the exception of approximately $30.2 million of retained earnings as of December 25, 2009, primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC. The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation.

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

On February 22, 2010 we announced that our board of directors has named Daniel M. Moloney our next chief executive officer, replacing James M. Papada, III, who is retiring, pursuant to a plan announced to the board in 2008.  Mr. Moloney comes to Technitrol from Motorola, Inc., where he served most recently as Executive Vice President and President of its Home and Network Mobility business, a leading provider of integrated and customized end-to-end media solutions for cable, wireline, and wireless service providers.  He played a leading role in expanding the breadth and global presence of this business.  Mr. Moloney served nearly 10 years in senior-level capacities at Motorola and, previously, 16 years in managerial positions of increasing responsibility at General Instrument Corporation before its acquisition by Motorola early in 2000.  He holds a bachelor's degree in electrical engineering from the University of Michigan and a master of business administration from the University of Chicago.  Mr. Moloney is expected to join   Technitrol at the end of March 2010.

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

Environmental liability and compliance obligations may adversely affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

•	air emissions;
•	wastewater discharges;
•	the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and employee health and safety.

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

We were in compliance with the covenants of our amended and restated credit agreement as of December 25, 2009.  Outstanding borrowings against this agreement, which allows for a maximum facility of $100.0 million, were $81.0 million at December 25, 2009.  In addition to the debt outstanding under our credit agreement, we issued $50.0 million of convertible senior notes during the fourth quarter of 2009.  We believe the severe economic and credit crisis that began in late 2008 and continued into 2009 has resulted in these borrowings having a significant adverse affect on our share price.  Our share price may continue to be depressed until our leverage improves.

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

In addition, the market price of our common stock may rise and fall in response to the following factors, or the perception or anticipation of the following factors:

•	announcements of technological or competitive developments;
•	acquisitions or strategic alliances by us or our competitors;
•	divestitures of core and non-core businesses;
•	the gain or loss of a significant customer or order;
•	the existence of debt levels which significantly exceed our cash levels;
•	changes in our liquidity, capital resources or financial position;
•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us or our industry;
•	general market or economic conditions; or
•	future business prospects.

Worldwide recession and disruption of financial markets.

The slowdown in economic activity in 2008 and 2009 caused by the ongoing global recession and the reduced availability of liquidity and credit has adversely affected our business.   Difficult financial and economic conditions may adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform according to their commitments to us.

Item 1b   Unresolved Staff Comments

None

Item 2     Properties

We are headquartered in Trevose, Pennsylvania where we lease approximately 8,000 square feet of office space. We operated 22 manufacturing plants in 5 countries as of December 25, 2009, of which 7 manufacturing plants in 3 of those countries only manufacture products of Electrical.  We sold 3 of Electrical’s plants located in North America on January 4, 2010.  We seek to maintain facilities in those regions where we market our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations of our continuing operations as of December 25, 2009:

			Approx. Percentage
Location (1)	Approx. Square Ft. (2)	Owned/Leased	Used For Manufacturing

Zhuhai, PRC	374,000	Leased	90%
Ningbo, PRC	363,000	Owned	80%
Mianyang, PRC	318,000	Leased	80%
Dongguan, PRC	231,000	Leased	100%
Suzhou, PRC	171,000	Leased	100%
Shenzhen, PRC	68,000	Leased	100%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	1,570,000

(1)
In addition to these manufacturing locations, we have 371,000 square feet of space which is used for engineering, sales and administrative support functions at various locations, including Electronics’ headquarters in San Diego, California. In addition, we lease approximately 956,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

(2)	Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

Item 3     Legal Proceedings

We are a party to various legal proceedings and other actions.  See discussion in Note 10 to the Consolidated Financial Statements. We expect litigation to arise in the normal course of business.  Although it is difficult to predict the outcome of any legal proceeding, we do not believe that the outcome of these proceedings and actions will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Item 4    Submission of Matters to a Vote of Security Holders

None

Part II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TNL.”  The following table reflects the highest and lowest sales prices in each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 High	$4.04	$6.80	$9.14	$10.43
2009 Low	$1.00	$1.71	$5.29	$4.18

2008 High	$28.99	$25.28	$17.37	$15.35
2008 Low	$19.51	$17.05	$12.16	$2.47

On December 25, 2009, there were approximately 921 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding.  See additional discussion on restricted retained earnings of subsidiaries in Item 7, Liquidity and Capital Resources, and in Note 11 of our Consolidated Financial Statements.

We paid dividends of approximately $6.7 million during the year ended December 25, 2009.  We used $14.3 million for dividend payments during the years ended December 26, 2008 and December 28, 2007, respectively.  On November 2, 2009, we announced a quarterly cash dividend of $0.025 per common share, payable on January 15, 2010 to shareholders of record on January 1, 2010.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the first quarter of 2010.  We expect to continue making quarterly cash dividend payments for the foreseeable future.

Information as of December 25, 2009 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,150,000	$17.53	2,779,789

Equity compensation plans not approved by security holders	--	--	--

Total	6,150,000	$17.53	2,779,789

On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP.  Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares.  Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP.  In addition to the ICP, other plans approved include a 250,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).  During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees.  Of the 2,779,789 shares remaining available for future issuance, 1,856,498 shares are attributable to our ICP, 812,099 shares are attributable to our ESPP and 111,192 shares are attributable to our Board of Director Stock Plan. Note 12 to the Consolidated Financial Statements contains additional information regarding our stock-based compensation plans.

Comparison of Five-Year Cumulative Total Return

The following graph compares the growth in value on a total-return basis of $100 investments in Technitrol, Inc., the Russell 2000® Index and the Dow Jones U.S. Electrical Components and Equipment Industry Group Index between December 31, 2004 and December 25, 2009.  Total-return data reflect closing share prices on the final day of each Technitrol fiscal year.  Cash dividends paid are considered as if reinvested.  The graph does not reflect intra-year price fluctuations.

The Russell 2000® Index consists of approximately the 2,000 smallest companies and about 8% of the total market capitalization of the Russell 3000® Index.  The Russell 3000 represents about 98% of the investable U.S. equity market.

At December 25, 2009, the Dow Jones U.S. Electrical Components and Equipment Industry Group Index included the common stock of American Superconductor Corp., Amphenol Corp., Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Baldor Electric Co., Belden, Benchmark Electronics, Inc., Commscope, Inc., Cooper Industries Ltd. Class A, EnerSys, Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hubbell Inc. Class B, Jabil Circuit, Inc., Littelfuse, Inc., Molex, Inc. and Molex, Inc. Class A, Plexus Corp.,  Regal-Beloit Corp., Thomas & Betts Corp., Tyco Electronics Ltd., Wesco International, Inc. and Vishay Intertechnology, Inc.

	2004	2005	2006	2007	2008	2009
Technitrol, Inc.	$100.00	$95.67	$135.72	$167.18	$19.78	$26.27
Dow Jones U.S. Electrical Components & Equipment Industry Group Index	$100.00	$102.64	$115.74	$140.19	$66.61	$116.15
Russell 2000® Index	$100.00	$104.55	$123.76	$122.73	$76.93	$103.94

Item 6     Selected Financial Data (in thousands, except per share amounts)

	2009(1)(2)(3)	2008(1)(2)(4)(5)	2007(2)	2006(2)(6)	2005(2)(7)
Net sales	$398,803	$626,270	$671,569	$627,495	$361,552
(Loss) earnings from continuing operations before cumulative effect of accounting changes	$(72,859)	$(123,553)	$42,173	$46,464	$(28,550)
Cumulative effect of accounting changes, net of income taxes	--	--	--	75	(564)
Net (loss) earnings from discontinued operations	(119,978)	(151,467)	19,740	12,175	3,189
Net (loss) earnings	(192,837)	(275,020)	61,913	58,714	(25,925)
Less: Net earnings attributable to non-controlling interest	375	738	256	1,511	939
Net (loss) earnings attributable to Technitrol, Inc.	$(193,212)	$(275,758)	$61,657	$57,203	$(26,864)

Basic (loss) earnings per share:
Net (loss) earnings from continuing operations before cumulative effect of accounting changes	$(1.79)	$(3.05)	$1.03	$1.11	$(0.74)
Cumulative effect of accounting changes, net of income taxes	--	--	--	0.00	(0.01)
Net (loss) earnings from discontinued operations	(2.94)	(3.72)	0.49	0.31	0.08
Net (loss) earnings	$(4.73)	$(6.77)	$1.52	$1.42	$(0.67)

Diluted (loss) earnings per share:
Net (loss) earnings from continuing operations before cumulative effect of accounting changes	$(1.79)	$(3.05)	$1.03	$1.11	$(0.74)
Cumulative effect of accounting changes, net of income taxes	--	--	--	0.00	(0.01)
Net (loss) earnings from discontinued operations	(2.94)	(3.72)	0.48	0.30	0.08
Net (loss) earnings	$(4.73)	$(6.77)	$1.51	$1.41	$(0.67)

Total assets	$379,911	$769,911	$821,353	$769,480	$684,902
Total long-term debt and convertible senior notes	$131,000	$343,189	$10,467	$57,391	$83,492
Technitrol, Inc. shareholders’ equity	$56,186	$197,446	$561,079	$479,029	$417,264
Net worth per share	$1.36	$4.82	$13.72	$11.76	$10.30
Number of shares outstanding:
Year end	41,242	40,998	40,901	40,751	40,529
Dividends declared per share	$0.10	$0.35	$0.35	$0.35	$0.35
Price range per share:
High	$10.43	$28.99	$30.50	$32.28	$19.03
Low	$1.00	$2.47	$21.06	$16.78	$12.20

(1)
On June 25, 2009, we completed the disposition of our Medtech components business, for approximately $201.4 million in cash. We have reflected the results of Medtech as a discontinued operation on the December 25, 2009 and December 26, 2008 Consolidated Statements of Operations.

(2)
During the second quarter of 2009, our board of directors approved a plan to divest our Electrical segment.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.   Electrical has approximately $84.5 million of assets and $24.8 million of liabilities that are considered held for sale and are included in currents assets and liabilities, respectively, on the December 25, 2009 Consolidated Balance Sheet.

(3)	During the first quarter of 2009, we recorded a $68.9 million goodwill impairment, which was finalized in the second quarter with an additional $2.1 million charge.
(4)	During the fourth quarter of 2008, we recorded a $310.4 million intangible asset impairment, less a $17.6 million tax benefit.
(5)
On February 28, 2008, we acquired Sonion A/S for $426.4 million in cash, which was financed primarily through borrowings from our multi-currency credit facility.  Additionally, a plan for the divestiture of the MEMS division of Sonion A/S was approved during the third quarter of 2008 and is reflected as a discontinued operations.

(6)	On January 4, 2006, we acquired the ERA Group for $53.4 million in cash.
(7)
During 2005, we recorded a charge for a cumulative effect of accounting change of $0.6 million net of an income tax benefit which is included in net (loss) earnings from continuing operations.  Additionally, we recorded a $38.5 million intangible asset impairment.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section of this report on pages 7 through 15.

Overview

We operate our continuing operations in one segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  Electronics is a world-wide producer of precision-engineered electronic components and modules. We believe we are a leading global producer of these products in the primary markets we serve based on our estimates of the annual revenues of our primary markets and our share of those markets relative to our competitors.

We have three primary product groups. Our network group includes the production of our connectors, filters, chokes and other magnetic components. Our wireless group produces our handset antenna products, our non-cellular wireless and automotive antenna products and our mobile speakers and receivers.  Our power group includes our power and signal transformers, automotive coils and military and aerospace products and other power magnetics products.    Net sales for our primary product groups for the years ended December 25, 2009, December 26, 2008 and December 27, 2007 were as follows (in millions):

	2009	2008	2007
Network	$152.7	$216.0	$226.4
Wireless	151.0	263.3	277.9
Power	95.1	147.0	167.3
Net sales	$398.8	$626.3	$671.6

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by acquisitions, product mix and capacity utilization.  Our markets are characterized by relatively short product life cycles.  As a result, significant product turnover occurs each year and, subsequently, there are frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period.  Changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi also affect U.S. dollar reported sales.

We believe our focus on acquisitions, technology and cost reduction programs provides us opportunities for future growth in net sales and operating profit.  However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus, negatively impacting our financial performance.

Acquisitions.  Acquisitions have been an important part of our growth strategy.  In many cases, our moves into new product lines and extensions of our existing product lines or markets have been facilitated by acquisitions. Our acquisitions continually change our product mix and broaden our product offerings in new or existing markets.  We may pursue additional acquisition opportunities in the future.

Technology.  Our products must evolve along with changes in technology, availability and price of raw materials and design preferences of the end users of our products. Also, regulatory requirements occasionally impact the design and functionality of our products. We address these conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross profit as a percentage of revenue, operating profit as a percentage of revenue and economic profit as performance measures.  We define economic profit as after-tax operating profit less our cost of capital.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, as this reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as free cash flow, days sales outstanding, days payables outstanding, inventory turnover, debt-to-EBITDA leverage and cash conversion efficiency.  We define free cash flow as cash flow from operations less capital spending.  Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, on-time delivery and quality assist our management in monitoring customer satisfaction on an on-going basis.

Cost Reduction Programs.  As a result of our focus on both economic and operating profit, we continue to aggressively size our operations so that capacity is optimally matched to current and anticipated future revenues and unit demand. Future expenses associated with these programs will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. Also, we’ve had depreciation savings from disposed equipment and a reduction in rental expense from the termination of lease agreements.  We have also reduced overhead costs as a result of relocating factories to lower-cost locations.  Savings from these actions will impact cost of goods sold and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges or changes in operating strategies.

During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless group’s goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two real estate properties which were disposed.

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $13.2 million for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

During the year ended December 28, 2007, we incurred a charge of $17.6 million for a number of cost reduction actions.  These charges include severance and related payments of $10.6 million resulting from the termination of manufacturing and support personnel at our operations in Asia, Europe and North America and $5.5 million for the write down of certain fixed assets to their disposal values.  Additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.

Divestitures. We engage in divestitures to streamline our operations, focus on our core businesses, reduce debt and strengthen our financial position.  In February 2009, we announced our intention to explore monetization alternatives with respect to our Electrical segment, a producer of a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  During the second quarter of 2009, we determined that Electrical met the qualifications to be reported as a discontinued operation in our Consolidated Statement of Operations for all periods presented.  In addition, the assets and liabilities of Electrical are considered held for sale and reported as current on our December 25, 2009 Consolidated Balance Sheet. On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.   We expect the disposition of the remaining Electrical business to be completed by the end of June 2010.  On June 25, 2009, we divested Electronics’ Medtech components business for approximately $201.4 million. These proceeds were subject to final working capital and financial indebtedness adjustments which were finalized in early January, 2010 for a payment immaterial to our Consolidated Financial Statements.  All open customer orders were transferred at the date of sale. Also, in April 2009, we divested our non-core MEMS business for an amount immaterial to our Consolidated Financial Statements. We have had no material continuing involvement with the operations of Medtech or MEMS after each respective sale.

International Operations. At December 25, 2009, we had manufacturing operations in five countries, three of which are only engaged in operations which we are in the process of divesting.   We produce a majority of our products in China and sell the majority of these products to customers in China and other countries in Asia.   Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements.  Certain divisions of our wireless and power groups’ sales are denominated primarily in euros and renminbi.  Net earnings may also be affected by the mix of sales and expenses by currency within each group. We may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.  Foreign currency gains or losses may also be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. If a higher percentage of our transactions are denominated in non-U.S. currencies, increased exposure to currency fluctuations may result.

In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined exchange rate or range of rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.   The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of Topic 815 in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.  At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through use of Level 2 inputs.

Precious Metals. Electrical, the segment we are currently in the process of divesting, uses silver and other precious metals in manufacturing most of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers, except in China where such leasing arrangements are prohibited. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits necessary for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in high-tax jurisdictions, such as those in Europe and the U.S. and income earned in low-tax jurisdictions, such as Hong Kong and the PRC.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other costs.  We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist.  Also, changes in operations, tax legislation, estimates, judgments and forecasts may affect our tax rate from period to period.

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Note 1 to the Consolidated Financial Statements on pages 48 through 52 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for inventory, divestiture accounting, purchase accounting, goodwill and identifiable intangibles, income taxes, defined benefit plans, contingency accruals and severance and asset impairment. Actual results could differ from these estimates. The following critical accounting policies are subject to review by our Audit Committee of our Board of Directors are impacted significantly by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements.

Inventory Valuation. We carry our inventories at lower of cost or market.  We establish inventory provisions to write down excess and obsolete inventory to market value.  We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory.  The establishment of inventory provisions requires judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements.  In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected.  However, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.  Inventory provisions at December 25, 2009 were $5.7 million and at December 26, 2008 were $15.4 million, including approximately $8.1 million at our Medtech and Electrical discontinued operations.

Divestiture Accounting.  We have divested certain components of our business.  When this occurs, we report the component that either has been disposed of, or is classified as held for sale, as a discontinued operation when the operations and cash flows of the component have been (or will be) eliminated from our ongoing operations and when we do not expect to have any significant continuing involvement in the operations of the component after the disposal transaction.  If we plan to dispose of the component by sale, we would be required to report the component at the lower of its carrying amount or at fair value less costs to sell in the period which the component is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the component as held for sale, if the component meets the specifications of a discontinued operation, the fair value of the component and the level and type of involvement, if any, we will have in the disposed component in the future.   Furthermore, when removing the component from our Consolidated Balance Sheets and in restating results for prior period, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the component and their relation to our continuing businesses.

Purchase Accounting.  The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill.  Such fair market value assessments require judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates.  Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months.

Goodwill and Identifiable Intangibles.  We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of the recorded goodwill is impaired.  The impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units, which are our Legacy Electronics unit, including our power and network groups but excluding a component of our connector group known as FRE, our wireless group and FRE.

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than only using an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter each year or more frequently if we believe a potential impairment exists. The growth rates we use are an estimate of the future growth in the industries in which we participate. Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value. The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

Our annual review of goodwill was performed in the fourth quarter of 2009. Step one of the analysis yielded no impairment as the estimated fair value of each reporting unit where goodwill has been allocated substantially exceeded its carrying value.

We performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our forecasted operating profit. Our wireless group did not pass the first step of the impairment test. The second step of the impairment test yielded a $71.0 million goodwill impairment at our wireless group. In addition to the 2009 impairment, our annual review in 2008 resulted in a pre-tax goodwill and other indefinite-lived intangible asset impairment of $254.7 million. Refer to Note 5 of the Consolidated Financial Statements for additional details.

The determination of the fair value of the reporting units and the allocation of that value to the individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include, but are not limited to, the selection of the appropriate discount rate, terminal growth rates, forecasted net cash flows, appropriate peer group companies and control premiums appropriate for acquisitions in the industries in which we compete. Due to the inherent uncertainty involved in making these estimates, actual findings could differ from those estimates. Changes in assumptions concerning projected financial results or any of the other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. Additionally, significant changes in any of these estimates or assumptions in the future may result in a future impairment. Changes in key assumptions would affect the 2009 and 2008 recognized goodwill impairments as follows (in millions, except assumption percentages):

2009 Impairment		Increase 100	Decrease 100
	Assumption	Basis Points	Basis Points

Discount rate	22.5%	$2.9	$(3.0)
Terminal growth rate	3.0%	$(1.7)	$1.8
Control premium	25.0%	$(0.4)	$0.5

2008 Impairment		Increase 100	Decrease 100
	Assumption	Basis Points	Basis Points

Discount rate	21.5%	$8.1	$(8.9)
Terminal growth rate	3.0%	$(4.9)	$4.5
Control premium	25.0%	$(0.8)	$0.8

We also assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price, failure to pass step one of our annual goodwill impairment test and significant negative economic trends. We performed a recoverability test on certain definite and indefinite-lived intangible assets in the first quarter of 2009 that yielded no impairment of identifiable intangible assets. During our annual review in 2008, we also reviewed our intangible assets for impairment, which resulted in a pre-tax finite-lived intangible impairment of $55.7 million. Refer to Note 5 of the Consolidated Financial Statements for additional details.

Assigning useful lives and periodically reassessing useful lives of intangible assets is predicated on various assumptions. Also, the fair values of our intangible assets are impacted by factors such as changing technology, declines in demand that lead to excess capacity and other factors. In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in response to changes in industry or market conditions, which may result in an impairment of goodwill or other intangibles. While we believe the estimates and assumptions used in determining the fair value of goodwill and identifiable assets are reasonable, a change in those assumptions could affect their valuation.

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

In accordance with the recognition standards established, we perform a comprehensive review of uncertain tax positions regularly.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes.  Until these positions are sustained by the taxing authorities, or the statutes of limitations otherwise expire, we have benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our Consolidated Balance Sheets.

Defined Benefit Plans.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  The three most critical assumptions used, which impact the net periodic pension expense (income) and the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase.  The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount each future year’s expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected on the pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.  These key assumptions are evaluated annually.  Changes in these assumptions can result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements.  Refer to Note 9 to the Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

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

Severance, Impairment and Other Associated Costs.  We record severance, tangible asset impairments and other restructuring charges, such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors.  These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If this occurs, we could be required either to record additional expenses in future periods if our initial estimates were too low, or reverse part of the initial charges if our initial estimates were too high.  In the case of acquisition-related restructuring costs, we would recognize an acquired liability for costs we are obligated to incur in accordance with the acquisition method as defined in the applicable accounting guidance.  Additionally, the cash flow impact of an activity may not be recognized in the same period the expense is incurred.

Recently Adopted Accounting Pronouncements

In June 2009, FASB established the ASC as the authoritative source of U.S. Generally Accepted Accounting Principles (“GAAP”). This pronouncement does not change current GAAP, but is intended to simplify user research by providing all FASB literature in a topical manner and in a single set of rules. All existing accounting standard documents are superseded and all other accounting literature not included in the ASC is considered non-authoritative. These provisions were effective for fiscal years and interim periods ending after September 15, 2009. We adopted this statement as of September 15, 2009, and we have revised our disclosures by eliminating all references to pre-codification standards as required by ASC 105.

In January, 2010, FASB issued an Accounting Standards Update (“ASU”) to clarify the change in ownership guidance and to expand the required disclosures for the deconsolidation of a subsidiary.  The update was effective beginning in the period that an entity adopted these provisions.  We previously adopted this guidance as of December 27, 2008 and the update had no impact on our financial statements.

In August 2009, FASB issued an ASU to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities, specifically in circumstances where a quoted a price in an active market for a similar liability is not available.  The guidance provided in this ASU is effective immediately and the adoption had no impact on our financial statements.

In June 2009, FASB issued guidance on an ASC which requires reporting entities to evaluate former Qualified Special Purpose Entities (“QSPE”) for consolidation, changing the approach to determine a Variable Interest Entity’s (“VIE”) primary beneficiary from a quantitative to a qualitative assessment and increasing the frequency of reassessments for determining whether a company is the primary beneficiary of a VIE.  This guidance also clarifies the characteristics that identify a VIE.  These provisions are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

In May 2009, FASB issued an ASC which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This ASC was effective for interim or fiscal periods ending after June 15, 2009.  In December 2009, FASB amended this ASC to not require disclosure of the dates at which subsequent events were evaluated unless the filing is for restated financial statements.  We have adopted these provisions as of December 25, 2009.  See Note 20 regarding our evaluation of subsequent events.

In April 2009, FASB issued an ASC which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to the normal market activity for the asset or liability.  Also, this ASC provides guidance on circumstances that may indicate that a transaction is not orderly. The guidance under this ASC was effective for interim and annual periods ending after June 15, 2009.   Adoption of these provisions did not have a material impact on our financial statements.

In December 2008, FASB issued guidance on an ASC which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plans.  Specifically, these provisions address concentrations of risk in pension and postretirement plans, and are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009. We have adopted these provisions and have expanded our disclosures as required.  See Note 9 regarding adoption of these provisions.

In November 2008, FASB issued guidance on an ASC which clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted these provisions as of December 27, 2008 and this adoption had no impact on our financial statements.

In October 2008, FASB issued guidance on an ASC which demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. These provisions were effective upon issuance, including prior periods for which financial statements had not been issued. We adopted these provisions as of December 27, 2008 and this adoption had no impact on our financial statements.

In June 2008, FASB issued guidance on an ASC which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities and should be included in the two-class method of computing earnings per share. Adoption of these provisions is retrospective, therefore, all previously reported earnings per share data is restated to conform with the requirements of this pronouncement. We adopted these provisions as of December 27, 2008 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the years ended December 25, 2009,

December 26, 2008 and December 28, 2007, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.  See Note 13 regarding adoption of this guidance.

In April 2008, FASB issued guidance on an ASC which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  These provisions apply prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We adopted these provisions as of December 27, 2008 and the adoption had no impact on our financial statements.

In March 2008, FASB issued guidance on an ASC which applies to the disclosures of all derivative instruments and hedged items. These provisions amend and expand previous disclosure requirements, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements.  We adopted these provisions as of December 27, 2008 and have expanded our disclosures as required.  See Note 16 regarding our adoption of this guidance.

In December 2007, FASB issued guidance on an ASC which changed the accounting and reporting for minority interests, which were recharacterized as non-controlling interests and classified as a component of equity.  In addition, companies are required to report a net income (loss) measure that includes the amounts attributable to such non-controlling interests. We adopted these provisions as of December 27, 2008 and they were applied prospectively to all non-controlling interests. However, the presentation and disclosure requirements of these provisions were applied retrospectively for all periods presented.

In December 2007, FASB issued guidance on an ASC which changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs.  In addition, these provisions change the method of measurement for deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination.  We adopted these provisions as of December 27, 2008 and the adoption had no impact on our financial statements.

New Accounting Pronouncements

In January 2010, FASB issued an ASU which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  We are currently evaluating the effect that this ASU may have on our financial statements.

In October 2009, the FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements.  The update provides guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect that this ASU may have on our financial statements.

Results of Operations

Year ended December 25, 2009 compared to the year ended December 26, 2008

The table below shows our results of continuing operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of net sales
	2009	2008	$	%	2009	2008
Net sales	$398,803	$626,270	$(227,467)	(36.3)%	100.0%	100.0%
Cost of sales	298,035	477,763	179,728	37.6	(74.7)	(76.3)

Gross profit	100,768	148,507	(47,739)	(32.1)	25.3	23.7

Selling, general and administrative expenses	89,698	123,203	33,505	27.2	(22.5)	(19.7)
Severance, impairment and other associated costs	82,867	153,294	70,427	45.9	(20.8)	(24.5)

Operating loss	(71,797)	(127,990)	56,193	43.9	(18.0)	(20.5)

Interest expense, net	(2,967)	(2,623)	(344)	(13.1)	(0.7)	(0.4)
Other income, net	3,784	4,072	(288)	(7.1)	0.9	0.7

Loss from continuing operations before income taxes	(70,980)	(126,541)	55,561	43.9	(17.8)	(20.2)

Income tax expense (benefit)	1,879	(2,998)	(4,877)	(162.7)	(0.5)	0.5

Net loss from continuing operations	$(72,859)	$(123,553)	$50,694	41.0%	(18.3)%	(19.7)%

Net Sales. Our consolidated net sales decreased by 36.3% as a result of the decline in customer demand resulting from the adverse developments in the global economy.  The overall demand reduction realized during the year ended December 25, 2009 was incurred generally across all of our wireless, network communications and power products throughout the year.  However, demand began to improve in the second half of 2009 in most markets.  Also, a stronger U.S. dollar relative to the euro experienced during the year ended December 25, 2009 as compared to the same period of 2008 resulted in lower U.S. dollar reported sales.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the year ended December 25, 2009 was 25.3% compared to 23.7% for the year ended December 26, 2008.  The primary factors that caused our consolidated gross margin increase were the positive effects of cost-reduction and price increasing activities initiated in late 2008 as a response to the adverse conditions in the global economy.  Partially offsetting these activities was a decline in operating leverage as a result of decreased sales of our wireless, network communications and power products during 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to our overall emphasis on cost reducing measures initiated at the end of 2008 in response to the overall economic downturn.  Expenses were reduced in virtually all administrative areas.  Also, intangible amortization expense declined compared to the 2008 period as a result of the impairment charges on finite-lived intangibles which were recorded in the fourth quarter of 2008.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses. For the year ended December 25, 2009 and December 26, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
RD&E	$28,174	$42,559
Percentage of sales	7.1%	6.8%

The decrease in research, development and engineering expenses is due to our cost reducing initiative beginning at the end of in 2008.  However, as a percentage of sales, 2009 spending was at a higher level as compared to the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs. During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless group’s goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two real estate properties which were disposed.

During 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, our continuing operations incurred a charge of $13.2 million for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  We also recorded fixed asset impairments of $3.6 million.

Interest.  Net interest expense increased primarily as a result of the accelerated amortization of capitalized loan fees resulting from credit facility amendments effective in 2009.  Interest on our outstanding loans and amortization of capitalized loan fees was allocated between continuing and discontinued operations on a pro-rata basis for the year ended December 25, 2009 and the comparable period in 2008, based upon the actual and expected debt to be repaid as a result of the dispositions compared to total debt outstanding.  Also, interest income in the year ended December 25, 2009 was significantly lower than the comparable period in 2008 due to lower average cash balances during 2009.

Other.  The decrease in other income is primarily attributable to lower net foreign exchange gains realized during the year ended December 25, 2009 of $3.5 million, as compared to net foreign exchange gains of $4.1 million incurred in the comparable period of 2008.  The primary reason for the decrease in foreign exchange gains during the year ended December 25, 2009 was due to the effects of a larger strengthening of the U.S. dollar to euro exchange rate during 2008 as compared to 2009.

Income Taxes.  The effective income tax rate for the year ended December 25, 2009 was (2.6%) compared to 2.4% for the year ended December 26, 2008.   The 2009 effective tax rate was affected by the $71.0 million of goodwill impairment charges recorded in 2009 which were non-deductible.  In addition, the 2009 tax rate was negatively impacted by certain losses and restructuring charges incurred by entities in high-tax jurisdictions where the future tax benefit is unlikely to be realized.

Discontinued Operations.  Net loss from discontinued operations was approximately ($120.0) million during the year ended December 25, 2009 as compared to approximately ($151.5) million in the year ended December 26, 2008. Results for the 2009 period include charges of approximately $109.3 to write down our net investment in these operations to the net proceeds received or expected to be received, charges for the curtailment and settlement of certain retirement plan benefits and allocated interest expense based upon the debt retired or expected to be retired.   Similar interest charges in 2008 were approximately $9.7 million.  The 2008 period also reflects a charge for the impairment of goodwill and identifiable intangible assets of Medtech of approximately $170.3 million.  A summary of our net loss from each of our discontinued operations for the years ended December 25, 2009 and December 26, 2008 is as follows (in thousands):

	2009	2008
Electrical	$(61,926)	$9,063
Medtech	(48,399)	(159,277)
MEMS	(9,653)	(1,253)
Total	$(119,978)	$(151,467)

Year ended December 26, 2008 compared to the year ended December 28, 2007

The table below shows our results of our continuing operations and the absolute and percentage change in those results from period to period (in thousands):

			Change	Change	Results as % of net sales
	2008	2007	$	%	2008	2007
Net sales	$626,270	$671,569	$(45,299)	(6.7)%	100.0%	100.0%
Cost of sales	477,763	496,471	18,708	3.8	(76.3)	(73.9)

Gross profit	148,507	175,098	(26,591)	(15.2)	23.7	26.1
Selling, general and administrative Expenses	123,203	112,430	(10,773)	(9.6)	(19.7)	(16.7)
Severance, impairment and other associated costs	153,294	17,650	(135,644)	(768.5)	(24.5)	(2.6)

Operating (loss) profit	(127,990)	45,018	(173,088)	(384.3)	(20.5)	6.8

Interest expense, net	(2,623)	(427)	(2,196)	(514.3)	(0.4)	(0.1)
Other income (expense), net	4,072	(1,077)	5,149	478.1	0.7	(0.2)

(Loss) earnings from continuing operations before income taxes	(126,541)	43,514	(170,055)	(390.8)	(20.2)	6.5

Income tax (benefit) expense	(2,988)	1,341	4,329	322.8	0.5	(0.2)

Net (loss) earnings from continuing operations	$(123,553)	$42,173	$(165,726)	(393.0)%	(19.7)%	6.3%

Net Sales. The decrease in consolidated net sales in the year ended December 26, 2008 compared to the year ended December 28, 2007 was primarily attributable to a decline in demand for certain wireless, network and power products, particularly in the second half of 2008 coinciding with the initial decline in the global economy. Also, 2008 sales declined due to a temporary capacity constraint related to employee retention difficulties surrounding the Chinese New Year and the temporary operations stoppage in Mianyang, China caused by an earthquake.   Partially offsetting the sales decline were additional sales from the inclusion of ten months of the mobile communications group acquired in the Sonion acquisition and higher euro-to-U.S. dollar exchange rates incurred in 2008 as compared to 2007.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the year ended December 26, 2008 was 23.7% compared to 26.1% for the year ended December 28 2007.  The primary factors that caused the reduction in our consolidated gross margin decrease were a decline in operating leverage as a result of reduced sales of our wireless network communication and power products, coupled with increased training and other personnel costs incurred related to the capacity constraints caused by the Mianyang earthquake.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to additional expenses from the inclusion of ten months of the mobile communications group acquired in the Sonion acquisition.  Also, the higher euro-to-U.S. dollar exchange rate incurred in 2008 as compared to 2007 increased selling, general and administrative expenses.

Research, development and engineering expenses are included in selling, general and administrative expenses.  For the year ended December 26, 2008 and December 28, 2007, respectively, RD&E was as follows (in thousands):

	2008	2007
RD&E	$42,559	$35,137
Percentage of sales	6.8%	5.2

The increase in research, development and engineering expenses was primarily due to the inclusion of ten months of the mobile communications group acquired in the Sonion acquisition.  Also, the higher euro-to-U.S. dollar exchange rate incurred in 2008 as compared to 2007 increased selling, general and administrative expenses.

Severance, Impairment and Other Associated Costs.  During 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $13.2 million to our continuing operations for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

During 2007, we incurred a charge of $17.6 million for cost reduction actions.  These include severance and related payments of $10.6 million resulting from the termination of manufacturing and support personnel in Asia, Europe and North America, $5.5 million for the write down of certain fixed assets to their disposal values and, additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.

Interest.  Net interest expense increased primarily as a result of higher average debt balances in 2008 as compared to 2007.  Interest expense on our outstanding loans was allocated between continuing and discontinued operations on a pro-rata basis for the year ended December 26, 2008 and the comparable period in 2007, based upon the actual and expected debt to be repaid with the proceeds of the divestitures compared to total debt outstanding.  In addition, we incurred higher amortization of capitalized loan fees resulting from our credit facility amendment.   Interest income in the year ended December 26, 2008 was significantly lower than the comparable period in 2007 due to lower average cash balances during 2008.

Other.  The increase in other income is primarily attributable to higher net foreign exchange gains incurred during the year ended December 26, 2008 of $4.1 million, as compared to foreign exchange losses of $1.3 million during the year ended December 28, 2007.  The primary reason for the increase in foreign exchange gains was the overall strengthening of the euro as compared to the U.S. dollar in 2008 as compared to 2007.

Income Taxes.  The effective income tax rate for the year ended December 26, 2008 was 2.4% compared to 3.1% for the year ended December 28, 2007. The decrease in the effective tax rate is primarily a result of the non-deductibility of the impairment of goodwill and certain identifiable intangible assets in 2008, thus reducing the tax benefits on the overall loss.

Discontinued Operations.  Net loss from discontinued operations was approximately ($151.5) million during the year ended December 26, 2008 as compared to net earnings of approximately $19.7 million in the year ended December 28, 2007.  Results in the 2008 period include charges of approximately $9.7 million resulting from allocated interest expense based upon the debt retired or expected to be retired and a charge of approximately $170.3 million resulting from the impairment of goodwill and identifiable intangible assets at Medtech.   A summary of our net (loss) earnings from each of our discontinued operations for the years ended December 26, 2008 and December 28, 2007 is as follows (in thousands):

	2008	2007
Electrical	$9,063	$19,740
Medtech	(159,277)	--
MEMS	(1,253)	--
Total	$(151,467)	$19,740

Business Outlook

The adverse developments in the financial markets and the dramatic contractions in the global economy that began in 2008 have increased our exposure to liquidity and credit risks. We are exposed to market risk resulting from changes in the prices of commodities, such as non-precious metals and certain fuels.  To the extent we cannot transfer these costs to our customers, fluctuations in commodity prices will impact our gross margin and available cash.  We are also exposed to financial risk resulting from changes in interest and foreign currency rates, as well as the credit risk of our customers.

Although we expect net sales to continue to improve, customer and product mix will impact our gross margin, net income, EBITDA and cash available to repay our debt.  For example, while handset production generally has begun to recover from early 2009 levels, a significant portion of handset antenna business currently served by our wireless group has begun a transition away from OEM driven hardware development and manufacturing, a transition led by a large OEM customer seeking to purchase full handset modules from one of several CEMs who can each provide full handset modules.  Accordingly, our wireless group is adjusting its marketing and engineering efforts to significantly increase its support for those CEMs as well as for OEMs which have not embraced this sourcing change and for the sources which will provide full handsets to the OEM principally driving this change.  Based on the expected revenues and cash flows of our wireless group, an impairment of goodwill or identifiable intangibles is not necessary at this time.  Our network group is experiencing a surge of demand which began in the second half of 2009.  Our ability to meet this demand has been constrained by capacity issues in the PRC resulting from tight labor markets.  However, we continue to vigorously address this issue by increasing our capacity through varying means, including the use of temporary staff.

Considering the issues mentioned above, as well as other risks inherent in our business and taking into account our significant reduction of debt as a result of divestitures, we believe we have ample liquidity to fund our business requirements.  This belief is based on our current balances of cash and cash equivalents, our history of positive cash flows from continuing operations, including $37.3 million for the year ended December 25, 2009, and access to our multi-currency credit facility.  Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA as defined by the amended and restated credit agreement.  If we are not able to maintain the EBITDA level required relative to our senior secured debt or fixed charges, we would default on our covenants.  We have substantially decreased our borrowings from the credit facility through the issuance of $50.0 million of convertible senior notes in December 2009, which are not subject to covenant calculations.  Accordingly, we believe that we will continue generating sufficient EBITDA and free cash flows in the foreseeable future to remain compliant with our covenants.

Liquidity and Capital Resources

We have presented all assets and liabilities of Electrical as current due to their classification as held for sale.  Such classification resulted in approximately $7.9 million of assets and $0.3 million of liabilities to be classified as current which would otherwise be considered long-term.

Including assets and liabilities held for sale, working capital as of December 25, 2009 was $121.3 million, compared to $175.9 million as of December 26, 2008.  The decrease of $54.6 million was primarily due to reductions in trade receivables, prepaid expenses and inventory, partially offset by decreases in accounts payable, accrued expenses and other current liabilities.  Also, our working capital decrease was partially offset by the elimination of current installments of long-term debt which were associated with our former senior secured term loan and an unsecured term loan at Electrical.  Cash and cash equivalents, which are included in working capital, decreased from $41.4 million as of  December 26, 2008 to $39.7 million as of December 25, 2009.

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

Net cash provided by operating activities was $37.3 million for the year ended December 25, 2009 as compared to $43.3 million in the comparable period of 2008, a decrease of $6.0 million. The decrease from 2008 to 2009 is primarily a result of decreased reductions of net working capital.  Despite improvements in demand in late 2009, our management team has continued to reduce inventory and has managed to improve the aging of our accounts receivables throughout 2009.

Capital expenditures were $2.2 million during the year ended December 25, 2009 and $11.6 million in the comparable period of 2008.  The decrease of $9.4 million in the 2009 period was due primarily to a concentrated effort in 2009 to limit new investment to only key programs.  Additionally, spending in 2008 included the completion of our production facility in Mianyang, China.  We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures in the future as and when necessary.

We used $6.7 million for dividend payments during the year ended December 25, 2009.  On November 2, 2009 we announced a quarterly cash dividend of $0.025 per common share, payable on January 15, 2010 to shareholders of record on January 1, 2010.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the first quarter of 2010.  We expect cash payments for dividends to be approximately $4.1 million in 2010.

During 2009, we contributed approximately $6.1 million to our principal defined benefit plans.  We expect to contribute approximately $4.5 million in 2010 after the disposition of Electrical is completed.

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum, which is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our June 15, 2010 payment. We expect to pay $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $3.0 million in 2009, which have been deferred and will be amortized over the life of the notes.

The convertible notes are senior unsecured obligations and are equal in right of payment with our senior unsecured debt, but senior to any subordinated debt.  Further, these convertible notes rank junior to any of our secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and other liabilities and commitments of our subsidiaries.

Holders of our convertible notes may convert their shares to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate. The initial conversion rate for the notes is approximately 156.64 shares of common stock per $1,000 in principal amount of notes.  The initial conversion price is approximately $6.38 per share of common stock.  The conversion rate is subject to change upon the occurrence of specified normal and customary events as defined by the indenture, such as stock splits or stock dividends, but will not be adjusted for accrued interest.

Subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash, at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not permitted to redeem the notes prior to maturity.

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue senior convertible notes and restated certain other provisions of our previous agreement. The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

The amended and restated credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  The amount outstanding under our credit facility as of December 25, 2009 was $81.0 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling four-quarter basis as of the most recent quarter-end.  Each covenant requires the calculation of EBITDA according to a definition prescribed by the amended and restated credit agreement.

The leverage covenant requires our total debt outstanding, excluding the senior convertible notes, to not exceed the following multiples of our prior four quarters’ EBITDA:

Applicable date (Period or quarter ended)	EBITDA Multiple
December 2009	3.50x
March 2010	3.00x
Thereafter	2.75x

The fixed charges covenant requires that our EBITDA exceed total fixed charges, as defined by the amended credit agreement, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
December 2009	1.25x
Thereafter	1.50x

We were in compliance with the covenants required by the amended and restated credit facility as of December 25, 2009.

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

The weighted-average interest rate, including the credit margin spread, was approximately 3.5% as of December 25, 2009.

The amended and restated credit agreement limits our annual cash dividends to $5.0 million.  Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the amended and restated credit agreement.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

During 2009, we incurred costs of approximately $5.1 million related to current year amendments to our credit facility, which have been deferred and will be amortized over its remaining term. In addition, we recorded a charge of approximately $6.3 million to impair previously capitalized fees and costs that related to our February 28, 2008 credit agreement and its related amendments.  Of the $6.3 million of charges, $4.7 million was allocated to discontinued operations on a pro-rata basis for the year ended December 25, 2009, based upon the debt retired or expected to be retired from the dispositions compared to our total debt outstanding.  Similar fees of our continuing operations are classified as interest expense on our Consolidated Statement of Operations.

We had four standby letters of credit outstanding at December 25, 2009 in the aggregate amount of $1.9 million securing transactions entered into in the ordinary course of business.

Electrical, the segment we are in the process of divesting, uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits necessary for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

Electrical had commercial commitments outstanding at December 25, 2009 of approximately $113.4 million due under precious metal consignment-type leases.  This represents a decrease of $9.4 million from the $122.8 million outstanding as of December 26, 2008 and is attributable to significant volume decreases offset by higher silver prices during the year ended December 25, 2009.

On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  Electrical’s North American business has manufacturing facilities in Export, Pennsylvania, Luquillo, Puerto Rico and Mexico City, Mexico.  The rivet production operations located in Mexico City were not part of the sale agreement, as these operations are intended to be sold as part of Electrical’s operations in Europe and Asia.  We applied the net proceeds from the sale to reduce the debt outstanding under our revolving credit facility.  In conjunction with the disposition of the North American operations of Electrical on January 4, 2010, our consignment-type leases were reduced by $13.9 million.  We expect to further reduce North America’s consignment-type leases by approximately $18.0 million by April 15, 2010.

The net decrease in cash resulting from discontinued operations was $26.2 million for the year ended December 25, 2009.  Cash used in operating activities was approximately $8.2 million which was primarily a result of the changes in working capital and the net losses of these operations excluding depreciation, amortization and impairment charges. Capital expenditures were $6.2 which are included in investing activities.  Also, Electrical made principle payments of long-term debt of approximately $7.4 million which are included in net cash used in financing activities. We do not expect these uses of cash to recur and we also do not expect significant continuing cash flows from these operations after their disposition.

Excluding the impact of the North American business which was disposed in January 2010, Electrical's remaining operations generate positive net cash flows which could be used to pay down our debt or fund our ongoing operations. Further, we believe the inclusion of Electrical in our calculations of covenant compliance and available debt capacity would increase our borrowing capacity.

Material changes in our contractual obligations during the year ended December 25, 2009 include the amendments to our credit facility during 2009, the incremental benefits recognized on the Technitrol, Inc. Supplemental Retirement Plan, the issuance of our convertible senior notes and the elimination of obligations related to our former Medtech business.

As of December 25, 2009, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total(4)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Long-term debt (1)	$81,000	$--	$--	$81,000	$--
Convertible senior notes	$50,000	$--	$--	$50,000	$--
Estimated interest payments (1)	$26,387	$6,320	$12,640	$7,427	$--
Operating leases (2)	$15,319	$5,645	$5,681	$1,691	$2,302
Retirement plans (3)	$33,536	$13,535	$3,836	$4,136	$12,029

(1)	Excludes expected payments from a sale of Electrical that would result in a reduction of debt and lower interest payments.
(2)	Excludes approximately $113.4 million due under precious metal consignment–type leases and approximately $2.5 million due under operating leases at Electrical.
(3)	Includes an estimated cash settlement of the Technitrol, Inc. Supplemental Retirement Plan which is contingent upon the sale of Electrical.
(4)	Excludes other obligations under employment contracts that are generally only payable upon a change of control.

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 25, 2009, we had unrecognized tax benefits of approximately $23.2 million.  Refer to Note 8 to the Consolidated Financial Statements.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our amended credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain additional borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

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

All of our retained earnings are free from legal or contractual restrictions as of December 25, 2009, with the exception of approximately $30.2 million of retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation. The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC.  The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

Item 7a   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our financial instruments, including cash and cash equivalents and long-term debt borrowed under our revolving credit facility, are exposed to changes in interest rates in both the U.S. and abroad.  We invest our excess cash in short-term, investment-grade interest-bearing securities.  We generally limit our exposure to any one financial institution to the extent practical. Our Board of Directors has adopted policies relating to these risks and continually monitors compliance with these policies.

Our revolving credit facility has variable interest rates.  Accordingly, interest expense may increase if we borrow and/or if the rates associated with our borrowings move higher.  In addition, we may pursue additional or alternative financing.  We may also use financial derivatives such as interest rate swaps or other instruments in order to manage the risk associated with changes in market interest rates.  However, we have not used any of these instruments to date.

The table below presents principal amounts in U.S. dollars and related weighted average interest rates by year of maturity for our debt obligations.  The column captioned  “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 25, 2009 after taking into consideration the current interest rates of our amended credit facility.  As our convertible senior notes were issued three days prior to our 2009 Consolidated Balance Sheet date, we consider their carrying value to approximate their fair value (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Approx. Fair Value
Liabilities
Convertible senior notes
Fixed rate:
US Dollar	--	--	--	--	$50,000	--	$50,000	$50,000
Weighted average interest rate	--	--	--	--	7.00%	--
Long-term debt
Variable rate (1):
US Dollar	--	--	--	$81,000	--	--	$81,000	$85,412
Weighted average interest rate	--	--	--	3.48%	--	--
(1)	The weighted average interest rate reflects the applicable interest rate as of December 25, 2009 and is subject to change in accordance with the terms of our amended credit facility.

Foreign Currency Risk

As of December 25, 2009, we had a substantial amount of assets denominated in currencies other than the U.S. dollar.  We conduct business in various foreign currencies, including those of emerging market countries in Asia as well as European countries.  We may utilize derivative financial instruments, such as forward exchange contracts in connection with fair value hedges, to manage foreign currency risks.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.  These contracts guarantee a predetermined rate of exchange at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  We believe there could be two potential risks of holding these instruments.  The first is that the foreign currency being hedged could move in a direction which could create a better economic outcome than if hedging had not taken place.  The second risk is that the counterparty to a currency hedge defaults on its obligations.  We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks.  In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts.

In the year ended December 25, 2009, we utilized forward contracts to sell forward euro to receive Chinese Renminbi and to sell forward U.S. dollar to receive Danish krone.  These contracts were used to mitigate the risk of currency fluctuations at our former Medtech operations in Poland and Denmark and our current operations in the PRC.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs.  At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through use of Level 2 inputs.

The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Approx. Fair Value
Assets
Cash and equivalents
Euro (1)	$12,976	--	--	--	--	--	$12,976	$12,976
Renminbi (1)	$6,488	--	--	--	--	--	$6,488	$6,488
Other currencies (1)	$5,160	--	--	--	--	--	$5,160	$5,160

(1)	U.S. dollar equivalent

At December 25, 2009, all our financing obligations were denominated in U.S. dollars.

Item 8     Financial Statements and Supplementary Data

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 42 and from the consolidated financial statements and supplementary schedule on pages 43 through 74.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a   Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 25, 2009, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s (“SEC”) rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is a processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 25, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 25, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have audited Technitrol, Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Technitrol, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Technitrol, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Technitrol, Inc. and subsidiaries as of December 25, 2009 and December 26, 2008, and the related consolidated statements of operations, cash flows, and changes in equity for each of the years in the three-year period ended December 25, 2009, and the related financial statement schedule, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2010

Item 9b   Other Information

None

Part III

Item 10     Directors, Executive Officers and Corporate Governance

The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2010 Annual Shareholders Meeting.

We make available free of charge within the “About Technitrol” section of our Internet website, at www.technitrol.com and in print to any shareholder who requests, our Statement of Principles Policy and all of our Board and Committee charters.  Requests for copies may be directed to Investor Relations, Technitrol, Inc., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900, extension 8428.  We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11   Executive Compensation

The disclosure required by this item is incorporated by reference to the sections entitled, “Executive Compensation,” “Registrant’s Compensation Policies and Practices as they Relate to the Registrant’s Risk Management,” “Compensation Committee Report,” “Summary Compensation Table,”, “Grants of Plan-Based Awards Table,” “Outstanding Equity Award at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Executive Employment Arrangements,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be used in connection with our 2010 Annual Shareholders Meeting.

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2010 Annual Shareholders Meeting.

Information as of December 25, 2009 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,150,000	$17.53	2,779,789

Equity compensation plans not approved by security holders	--	--	--

Total	6,150,000	$17.53	2,779,789

On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP.  Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares.  Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP.  In addition to the ICP, other plans approved include a 250,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).  During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees.  Of the 2,779,789 shares remaining available for future issuance, 1,856,498 shares are attributable to our ICP, 812,099 shares are attributable to our ESPP and 111,192 shares are attributable to our Board of Director Stock Plan. Note 12 to the Consolidated Financial Statements contains additional information regarding our stock-based compensation plans.

Item 13   Certain Relationships, Related Transactions and Director Independence

The disclosure required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independent Directors” in our definitive proxy statement to be used in connection with our 2010 Annual Shareholders Meeting.

Item 14   Principal Accountant Fees and Services

The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountant” in our definitive proxy statement to be used in connection with our 2010 Annual Shareholders Meeting.

Part IV

Item 15   Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Consolidated Financial Statements

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 75 through 78 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Technitrol, Inc.:

We have audited the accompanying consolidated balance sheets of Technitrol, Inc. and subsidiaries (the “Company”) as of December 25, 2009 and December 26, 2008, and the related consolidated statements of operations, cash flows, and changes in equity for each of the years in the three-year period ended December 25, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technitrol, Inc. and subsidiaries as of December 25, 2009 and December 26, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2010

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

December 25, 2009 and December 26, 2008
In thousands

Assets	2009	2008
Current assets:
Cash and cash equivalents	$39,707	$41,401
Accounts receivable, net	70,237	128,010
Inventory, net	39,677	127,074
Prepaid expenses and other current assets	19,832	58,568
Assets of discontinued operations held for sale	84,672	--
Total current assets	254,125	355,053

Long-term assets:
Property, plant and equipment	134,660	323,847
Less accumulated depreciation	94,256	171,116
Net property, plant and equipment	40,404	152,731
Deferred income taxes	34,700	34,933
Goodwill	15,857	164,778
Other intangibles, net	23,308	51,351
Other long-term assets	11,517	11,065
	$379,911	$769,911

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$--	$17,189
Accounts payable	49,614	75,511
Accrued expenses and other current liabilities	58,333	86,477
Liabilities of discontinued operations held for sale	24,905	--
Total current liabilities	132,852	179,177

Long-term liabilities:
Long-term debt, excluding current installments	81,000	326,000
Convertible senior notes	50,000	--
Deferred income taxes	12,288	16,255
Other long-term liabilities	36,524	40,347

Commitments and contingencies (Note 10)

Equity:
Technitrol, Inc. shareholders equity:
Common stock: 175,000,000 shares authorized; 41,242,286 and 40,998,413 outstanding in 2009 and 2008, respectively; $0.125 par value per share and additional paid-in capital	222,139	225,117
Retained loss	(194,257)	(1,045)
Accumulated other comprehensive income	28,304	(26,626)
Total Technitrol, Inc. shareholders’ equity	56,186	197,446
Non-controlling interest	11,061	10,686
Total equity	67,247	208,132
	$379,911	$769,911

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

Years ended December 25, 2009, December 26, 2008 and December 28, 2007
In thousands, except per share data

	2009	2008	2007

Net sales	$398,803	$626,270	$671,569
Cost of sales	298,035	477,763	496,471
Gross profit	100,768	148,507	175,098

Selling, general and administrative expenses	89,698	123,203	112,430
Severance, impairment and other associated costs	82,867	153,294	17,650
Operating (loss) profit	(71,797)	(127,990)	45,018

Other income (expense):
Interest income	613	1,743	1,653
Interest expense	(3,580)	(4,366)	(2,080)
Other, net	3,784	4,072	(1,077)
Total other income (expense)	817	1,449	(1,504)

(Loss) earnings from continuing operations before Income taxes	(70,980)	(126,541)	43,514

Income tax expense (benefit)	1,879	(2,988)	1,341

Net (loss) earnings from continuing operations	(72,859)	(123,553)	42,173

Net (loss) earnings from discontinued operations	(119,978)	(151,467)	19,740

Net (loss) earnings	(192,837)	(275,020)	61,913

Less: Net earnings attributable to non-controlling interest	375	738	256

Net (loss) earnings attributable to Technitrol, Inc.	$(193,212)	$(275,758)	$61,657

Amounts attributable to Technitrol, Inc. common shareholders:
Net (loss) earnings from continuing operations	$(73,234)	$(124,291)	$41,917
Net (loss) earnings from discontinued operations	(119,978)	(151,467)	19,740
Net (loss) earnings attributable to Technitrol, Inc.	$(193,212)	$(275,758)	$61,657

Per share data:
Basic (loss) earnings per share:
Net (loss) earnings from continuing operations	$(1.79)	$(3.05)	$1.03
Net (loss) earnings from discontinued operations	(2.94)	(3.72)	0.49
Net (loss) earnings attributable to Technitrol, Inc.	$(4.73)	$(6.77)	$1.52

Diluted (loss) earnings per share:
Net (loss) earnings from continuing operations	$(1.79)	$(3.05)	$1.03
Net (loss) earnings from discontinued operations	(2.94)	(3.72)	0.48
Net (loss) earnings attributable to Technitrol, Inc.	$(4.73)	$(6.77)	$1.51

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 25, 2009, December 26, 2008 and December 28, 2007
In thousands

	2009	2008	2007
Cash flows from operating activities - continuing operations:
Net (loss) earnings	$(192,837)	$(275,020)	$61,913
Net loss (earnings) from discontinued operations	119,978	151,467	(19,740)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	18,454	27,215	27,387
Tax effect of stock compensation	--	(32)	(40)
Stock incentive plan expense	1,446	2,517	3,730
Loss on disposal of assets	3,191	648	179
Goodwill and intangible asset impairment, net of income taxes	70,982	140,086	--
Deferred taxes	(6,883)	(8,579)	(4,103)
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(1,161)	44,428	2,363
Inventory	9,524	(215)	(9,462)
Inventory write downs	4,260	10,877	6,465
Prepaid expenses and other current assets	2,270	(3,255)	547
Accounts payable	(8,821)	(29,838)	987
Accrued expenses	14,226	(16,938)	1,133
Severance, impairment and other associated costs, net of cash payments (excluding loss on disposal of assets and intangible asset impairments)	4,090	320	11,622
Other, net	(1,426)	(383)	1,425
Net cash provided by operating activities	37,293	43,298	84,406
Cash flows from investing activities - continuing operations:
Acquisitions, net of cash acquired of $6,556 in 2008	--	(426,396)	--
Cash received from dispositions	207,809	--	--
Capital expenditures	(2,220)	(11,607)	(13,155)
Purchases of grantor trust investments available for sale	(6,077)	(409)	(141)
Proceeds from sale of property, plant and equipment	2,162	6,598	7,088
Foreign currency impact on intercompany lending	(897)	(1,655)	(413)
Net cash provided by (used in) investing activities	200,777	(433,469)	(6,621)
Cash flows from financing activities - continuing operations:
Principal payments on short-term debt	--	--	(1,771)
Long term borrowings	50,000	421,000	2,742
Principal payments on long-term debt	(255,000)	(87,943)	(50,381)
Debt issuance costs	(3,040)	--	--
Dividends paid	(6,668)	(14,334)	(14,293)
Exercise of stock options	--	52	971
Tax effect of stock compensation	--	32	40
Net cash (used in) provided by financing activities	(214,708)	318,807	(62,692)
Net effect of exchange rate changes on cash	1,166	6,083	5,168
Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(8,207)	24,324	15,707
Net cash (used in) investing activities	(11,276)	(34,141)	(8,396)
Net cash (used in) financing activities	(7,374)	--	--
Net effect of exchange rates on cash	635	210	1,522
Net (decrease) increase in cash and cash equivalents from discontinued operations	(26,222)	(9,607)	8,833
Net (decrease) increase in cash and cash equivalents	(1,694)	(74,888)	29,094
Cash and cash equivalents at beginning of year	41,401	116,289	87,195
Cash and cash equivalents at end of year	$39,707	$41,401	$116,289

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

Years ended December 25, 2009, December 26, 2008 and December 28, 2007
In thousands, except per share data

	Common stock and paid-in capital		Retained earnings (loss)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity	Comprehensive income (loss)
	Shares	Amount
Balance at December 29, 2006	40,751	$218,919	$241,684	$18,426	$9,692	$488,721
Stock options, awards and related compensation	150	3,634	--	--	--	3,634
Tax effect of stock compensation	--	40	--	--	--	40
Adjustments to defined benefits plans	--	--	--	(848)	--	(848)
Dividends declared ($0.35 per share)	--	--	(14,293)	--		(14,293)
Net income	--	--	61,657	--	256	61,913	$61,913
Currency translation adjustments	--	--	--	31,416	--	31,416	31,416
Unrealized holding gains on securities	--	--	--	444	--	444	444
Comprehensive income							$93,773
Balance at December 28, 2007	40,901	222,593	289,048	49,438	9,948	571,027
Stock options, awards and related compensation	97	2,492	--	--	--	2,492
Tax effect of stock compensation	--	32	--	--	--	32
Adjustments to defined benefits plans	--	--	--	(4,759)	--	(4,759)
Dividends declared ($0.35 per share)	--	--	(14,335)	--	--	(14,335)
Net income	--	--	(275,758)	--	738	(275,020)	$(275,020)
Currency translation adjustments	--	--	--	(68,912)	--	(68,912)	(68,912)
Unrealized holding losses on securities	--	--	--	(2,393)	--	(2,393)	(2,393)
Comprehensive loss							$(346,325)
Balance at December 26, 2008	40,998	225,117	(1,045)	(26,626)	10,686	208,132
Stock options, awards and related compensation	244	1,133	--	--	--	1,133
Adjustments to defined benefits plans	--	--	--	4,696	--	4,696
Dividends declared ($0.10 per share)	--	(4,111)	--	--	--	(4,111)
Net loss	--	--	(193,212)	--	375	(192,837)	$(192,837)
Currency translation adjustments	--	--	--	48,444		48,444	48,444
Unrealized holding gains on securities	--	--	--	1,790		1,790	1,790
Comprehensive loss							$(142,603)
Balance at December 25, 2009	41,242	$222,139	$(194,257)	$28,304	$11,061	$67,247

See accompanying Notes to Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

Technitrol, Inc. is a global producer of precision-engineered electronic components and modules. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our.”  We believe we are a leading global producer of electronic components and modules in the primary markets we serve, based on our estimates of the annual revenues in our primary markets and our share of those markets relative to our competitors.  Our electronic components and modules are used in virtually all types of electronic products to manage and regulate electronic signals and power, making them critical to the functioning of our customer’s end product.

During 2009, we announced our intention to explore monetization alternatives with respect to our Electrical Contract Products Group or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets, which is now held for sale and classified as a discontinued operations in our Consolidated Financial Statements.  As a result, we currently operate our business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.

The consolidated financial statements include the accounts of Technitrol, Inc. and all of our subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Cash flows from the sale of inventory are recorded in operating cash flows.   We establish inventory provisions to write down excess and obsolete inventory to market value.  Inventory that is written down to market in the ordinary course of business is not written back up after a write down.  Inventory provisions at December 25, 2009 were $5.7 million and at December 26, 2008 were $15.4 million, including approximately $8.1 million at our Medtech and Electrical discontinued operations.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves which may negatively affect our gross margin.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is based upon the estimated useful life of the assets on both the accelerated and the straight-line methods.  Estimated useful lives of assets range from 5 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and improvements are capitalized.  Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheet, and any resulting gains or losses are recognized in earnings.

Divestiture Accounting

We have divested certain components of our business.  When this occurs, we report the component that either has been disposed of, or is classified as held for sale, as a discontinued operation when the operations and cash flows of the component have been (or will be) eliminated from our ongoing operations and when we do not expect to have any significant continuing involvement in the operations of the component after the disposal transaction.  If we plan to dispose of the component by sale, we would be required to report the component at the lower of its carrying amount or at fair value less costs to sell in the period which the component is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the component as held for sale, if the component meets the specifications of a discontinued operation, the fair value of the component and the level and type of involvement, if any, we will have in the disposed component in the future.  Furthermore, when removing the component from our Consolidated Balance Sheets and in restating results for prior period, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the component and their relation to our continuing businesses.

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

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually.  Our impairment review process compares the fair value of each reporting unit in which goodwill resides to its carrying cost.  We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value.  We perform the review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.  Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over 5 to 10 years.  We review these intangible assets when there is an indicator of impairment.  In 2009, we recorded a goodwill impairment of $71.0 million.  In 2008, our goodwill and other indefinite-lived assets were impaired by $254.7 million and our finite-lived intangible assets were impaired by $55.7 million, $170.3 million of which are included in discontinued operations.  Refer to Note 5 for additional information regarding goodwill and other intangible assets and the associated impairment.

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

We provide cash discounts to customers in exchange for accelerated payment terms.  Also, at our sole discretion, we may provide volume discounts to our customers.  However, such discounts are included in the piece price on our invoices.   We do not believe these allowances are material to our consolidated financial statements.

We provide warranties to our customers that are limited to rework or the replacement of products.   We will not accept returned goods until we authorize the return. Warranty returns typically occur within three months of product shipment.  We accrue for warranty returns based on historical experience and record changes in our warranty provision through costs of sales.

We have agreements with a limited number of distributors which provide limited rights of return.  One agreement allows the distributer to return unsalable products based upon a percentage of qualified purchases.  We refer to this program as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts.  We refer to this program as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs.  We believe these agreements are customary in our industry.   We meet each of the criteria established in the applicable accounting guidance prior to recognizing revenue.  We do not believe any of our discount or return programs are material to our consolidated financial statements.

We record an allowance for doubtful receivables.  Accounts receivable allowances at December 25, 2009 were $1.4 million and were $2.5 million at December 26, 2008, including $0.8 million at our Medtech and Electrical discontinued operations.  To the extent our customers are negatively impacted by the current economic recession, or other negative factors, we may be required to increase our allowance for doubtful receivables in the future, negatively affecting our gross margin.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock-based Compensation

We currently sponsor a stock option plan and a restricted stock award plan.  All compensation costs relating to stock-based payment transactions are recognized in the financial statements and are based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment requirement is attained.  The market value of the restricted shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the restricted shares and are accrued over the vesting period.  There have been no stock options granted since 2004 and all compensation costs related to our stock option plan have been recognized as of December 25, 2009.

Foreign Currency Translation

Our foreign subsidiaries either use the U.S. dollar as their functional currency or another local currency depending on the denomination of their transactions and certain other criteria.  For subsidiaries using the U.S. dollar as the functional currency, non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.  Gains or losses from changes in exchange rates are recognized in earnings in the period of occurrence. For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  We may also experience a positive or negative translation adjustment within our shareholders’ equity.

Income Taxes

We use the asset and liability method of accounting for income taxes.  Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes,  our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.  Our assumptions, judgments and estimates relative to the value of a deferred tax asset also take into account predictions of the amount and category of future taxable income.  Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate.  Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

We perform a comprehensive review of uncertain tax positions regularly.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes.  Until these positions are sustained by the taxing authorities or the statutes of limitations otherwise expire, we have benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our Consolidated Balance Sheets.

Defined Benefit Plans

The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  The three most critical assumptions used that impact the net periodic pension expense (income) and our benefit obligation are the discount rate, expected return on plan assets and rate of compensation increase.  The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount each future year’s expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

projection of the average rate of earnings expected on the pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.  These key assumptions are evaluated annually.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a reasonable change to these assumptions would result in a material impact to our financial statements.

Contingency Accruals

During the normal course of business, a variety of issues may arise that may result in litigation, environmental compliance or other contingent obligations.  In developing our contingency accruals we consider the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We only record contingency accruals when a liability is probable and the amount can be reasonably estimated.  Periodically, we evaluate available information to assess whether contingency accruals should be adjusted.  Our evaluation includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims.  We could be required to record additional expenses in future periods if our initial estimates were too low, or reverse part of the charges that we recorded initially if our estimates were too high.  Additionally, litigation costs resulting from a contingency are expensed as incurred.

Severance, Impairment and Other Associated Costs

We record severance, tangible asset impairments and other restructuring charges such as lease terminations, in response to declines in demand that lead to excess capacity, changing technology and other factors.  These costs, which we refer to as restructuring costs, are expensed during the period in which we determine that those costs have been incurred, and that all of the requirements to accrue are met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If our estimates were too low, we could be required to record additional expenses in future periods.  Conversely, we could possibly reverse part of our initial charges if our initial estimates were too high.  Additionally, the cash flow impact of the activity may not be recognized in the same period that the expense is incurred.

Financial Instruments and Derivative Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments. As of December 25, 2009, the carrying value of our long-term debt approximates our fair value after taking into consideration rates offered to us under our credit facility, as the majority of our long-term borrowings are subject to variable interest rates.  Also, the fair value of our convertible senior notes approximates its carrying value as the notes were issued on December 22, 2009, three days before our December 25, 2009 balance sheet date.  We do not hold or issue financial instruments or derivative financial instruments for trading purposes.  We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  To mitigate the risk from these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income.

In the year ended December 25, 2009, we utilized forward contracts to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations at our former operations in Denmark and our current operations in the Peoples Republic of China (“PRC”).  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 fair value inputs as defined in ASC Topic 815.  At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through use of Level 2 inputs.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Precious Metal Consignment-type Leases

Electrical had custody of inventories under consignment-type leases from suppliers of $113.4 million at December 25, 2009 and $122.8 million at December 26, 2008.  The decrease is primarily the result of significant overall volume decreases offset by higher silver prices during the year ended December 25, 2009 as compared to the year ended December 26, 2008.  In conjunction with the disposition of the North American operations of Electrical on January 4, 2010, our consignment-type leases were reduced by $13.9 million.  As of December 25, 2009, Electrical had four consignment-type leases in place for sourcing all precious metals.  The related inventory and liability are not recorded on Electrical’s balance sheet.  The agreements are generally one-year in duration and can be extended with annual renewals and either party can terminate the agreements with thirty days written notice.  The primary covenant in each of the agreements is a prohibition against us creating security interests in the consigned metals.  Consignment fees of $5.2 million were included in Electrical’s discontinued operations for the year ended December 25, 2009.  These consignment fees were $3.4 million and $2.9 million in the years ended December 26, 2008 and December 28, 2007, respectively.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.  Also, see Note 2.

Estimates

Our financial statements are in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues, expenses and cash flows during the period.  Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.  Also, the effects of the current economic recession have increased the degree of uncertainty inherent in our estimates.

(2)	Divestitures

Electrical:  In 2009, our board of directors approved a plan to divest our Electrical Contact Products Group (“Electrical”).  Electrical’s manufacturing facilities in Germany, Spain, China, Mexico and the United States produce a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  We divested the North American operations of Electrical on January 4, 2010.  See Note 20, Subsequent Events, for further detail regarding this transaction. The divestiture of Electrical’s European and Asian operations is expected to be completed by the end of June 2010.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and (loss) earnings before income taxes were as follows (in thousands):

	Years Ended
	December 25,	December 26,	December 27,
	2009	2008	2007
Net sales	$261,101	$373,856	$354,986
(Loss) earnings before income taxes	$(67,854)	$12,856	$25,906

Electrical’s loss before income taxes includes interest expense allocated pro-rata based upon the debt expected to be retired from the Electrical disposition, an estimate of the write down of Electrical’s net assets to the expected net proceeds we anticipate receiving on the completion of the sale, a curtailment related to the Technitrol, Inc. Retirement Plan and an estimate of the settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan and other charges.  These charges were approximately $60.7 million and $2.5 million for the years ended December 25, 2009 and December 26, 2008.  There were no such charges in 2007.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)	Divestitures, continued

The following table summarizes Electrical’s assets and liabilities that are held for sale as of December 25, 2009 (in millions):

2009
Accounts receivable	$43.5
Inventory	23.3
Prepaid expenses and other current assets	9.8
Total current assets	76.6

Net property, plant and equipment	1.1
Other long-term assets	6.8

Total assets	$84.5

Accounts payable	$9.4
Accrued expenses and other current liabilities	15.1
Total current liabilities	24.5

Other long-term liabilities	0.3

Total liabilities	$24.8

The assets are available for immediate sale in their present condition subject only to terms that are usual and customary.  Although we continue to manufacture Electrical products, we expect that open customer orders will be transferred to the buyer in the divestiture.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business (“Medtech”) to Altor Fund III (“Altor”). Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing our former Sonion components for the hearing aid, high-end audio headset and medical device markets.  We received approximately $201.4 million in cash. However, these proceeds were subject to final working capital and financial indebtedness adjustments, which were finalized in early January, 2010 for a payment immaterial to our Consolidated Financial Statements.  The net proceeds were used primarily to repay outstanding debt under our credit facility.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and loss before income taxes were as follows (in thousands):

	Years Ended
	December 25,	December 26,	December 27,
	2009	2008	2007
Net sales	$49,704	$97,037	$--
Loss before income taxes	$(44,025)	$(175,030)	$--

Medtech’s loss before income taxes includes interest expense allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition, a charge recorded to write down our net investment in Medtech to the net proceeds received, a charge for the curtailment and settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan and other charges.  These charges were approximately $48.6 million and $7.2 million for the years ended December 25, 2009 and December 26, 2008.  Included in Medtech’s loss before income taxes for 2008 is approximately $170.3 million of goodwill and intangible asset impairment charges.  See Note 5 for further detail.

All open customer orders were transferred to Altor upon disposition.  We have had no material continuing involvement with Medtech.

MEMS: During 2008, our board of directors approved a plan to divest our non-core microelectromechanical systems (“MEMS”) microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the assets of MEMS.  To reflect MEMS’ net assets at their net sales proceeds, we recorded a $2.7 million charge during 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)	Divestitures, continued

Net sales and loss before income taxes were as follows (in thousands):

	Years Ended
	December 25,	December 26,	December 27,
	2009	2008	2007
Net sales	$1,532	$7,261	$--
Loss before income taxes	$(6,168)	$(2,975)	$--

MEMS was purchased as part of the Sonion acquisition. There is approximately $0.2 million of assets and $0.1 million of liabilities remaining at MEMS that are considered held for sale and are included in current assets and current liabilities, respectively, on the December 25, 2009 Consolidated Balance Sheet.  We are contractually obligated to fulfill an immaterial amount of customer orders before we can fully exit MEMS.  The assets and liabilities that remain on our Consolidated Balance Sheet as of December 25, 2009 primarily relate to these customer orders.

(3)	Acquisitions

Sonion A/S:  On February 28, 2008, we acquired all of the capital stock of Sonion, headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland, China and Vietnam.  The results of Sonion’s operations have been included in our consolidated financial statements since February 29, 2008.  Sonion produced components used in hearing instruments, medical devices and mobile communications devices. Our total investment was $426.4 million, which included $243.3 million, net of cash acquired of $6.6 million, for the outstanding capital stock, $177.8 million of acquired debt which was repaid concurrent with the acquisition and $5.3 million of costs directly associated with the acquisition. We financed the acquisition with proceeds from our multi-currency credit facility and with cash on hand. The fair value of the net tangible assets acquired, excluding the assumed debt, approximated $99.7 million.  In addition to the fair value of assets acquired, purchase price allocations included $73.5 million for customer relationship intangibles, $27.7 million for technology intangibles and $232.1 million allocated to goodwill. For goodwill impairment testing purposes, Sonion’s mobile communications group, which produces acoustical components for mobile devices, is included in our wireless group.  Prior to its disposition in June 2009, Sonion’s Medtech components business was treated as a separate reporting unit.

(4)	Financial Statement Details

The following provides detail of certain financial statement captions at December 25, 2009 and December 26, 2008 (in thousands):

	2009	2008
Inventory:
Finished goods	$17,772	$46,747
Work in progress	6,101	29,451
Raw materials and supplies	15,804	50,876
	$39,677	$127,074

Property, plant and equipment, at cost:
Land	$2,300	$15,355
Buildings and improvements	22,212	43,210
Machinery and equipment	110,148	265,282
	$134,660	$323,847

Accrued expenses and other current liabilities:
Income taxes payable	$12,056	$--
Accrued compensation	12,595	25,338
Other accrued expenses	33,682	61,139
	$58,333	$86,477

During 2009, our Medtech operations were sold and our Electrical business was reclassified to current assets and current liabilities as a held for sale discontinued operation.  However, both businesses remain in the 2008 Consolidated Balance Sheets, which has caused substantial decreases in certain financial statement captions in 2009 as compared to 2008.  For example, our property plant and equipment at cost in our discontinued operations was $170.9 million at December 26, 2008.  In 2009, these assets have either been sold or are considered held for sale and are therefore not included in our December 25, 2009 fixed asset balances.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets

We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of the recorded goodwill is impaired.  The impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test that requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units, which are our Legacy Electronics unit, including our power and network groups but excluding a component of our connector group known as FRE, our wireless group and FRE.

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than only using an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter each year.  The growth rates we use are an estimate of the future growth in the industries in which we participate.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

We completed our annual goodwill impairment review in the fourth quarter of 2009.  The results of our step one analysis yielded no impairment, as the estimated fair value of each reporting unit where goodwill has been allocated  substantially exceeded its carrying value.  Therefore, we did not perform step two of the analysis.

We performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and a decrease in our forecasted operating profit.  Our wireless group did not pass the first step of the impairment test.  The second step of the impairment test yielded a $71.0 million goodwill impairment at the wireless group.

As a result of our annual 2008 review, we concluded that approximately $250.9 million of goodwill was impaired at our reporting units as follows (in millions):

2008
Legacy	$124.4
Medtech	117.5
FRE	9.0
Total	$250.9

We also assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price, failure to pass step one of our annual goodwill impairment test and significant negative economic trends.  An impairment review was performed in the first quarter of 2009, but yielded no impairment.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets, continued

The changes in the carrying amounts of goodwill for the years ended December 25, 2009 and December 26, 2008 were as follows (in thousands):

Balance at December 28, 2007	$224,656

Goodwill acquired during the year	232,099
Purchase price allocation and other adjustments	(1,125)
Goodwill impairment	(250,934)
Currency translation adjustment	(39,918)

Balance at December 26, 2008	164,778

Goodwill impairment	(70,982)
Goodwill of divested reporting unit	(77,816)
Currency translation adjustment	(123)

Balance at December 25, 2009	$15,857

Other intangible assets at December 25, 2009 and December 26, 2008 were as follows (in thousands):

	2009	2008
Intangible assets subject to amortization (definite lives):
Technology	$6,620	$27,210
Customer relationships	25,903	30,999
Other	1,746	2,567
Total	$34,269	$60,776

Accumulated amortization:
Technology	$(1,924)	$(2,370)
Customer relationships	(11,150)	(8,746)
Other	(797)	(1,219)
Total	$(13,871)	$(12,335)

Net intangible assets subject to amortization	$20,398	$48,441

Intangible assets not subject to amortization (indefinite lives):
Tradename	$2,910	$2,910

Other intangibles, net	$23,308	$51,351

During 2008, we completed the purchase price allocation for our former Sonion operations resulting in approximately $101.2 million of identifiable intangibles as of the acquisition date, of which $52.8 million were impaired at the end of 2008.

Prior to completing our annual review of goodwill in 2008, we performed a recoverability test on certain definite-lived and indefinite-lived intangible assets.  As a result of that analysis, our reporting units recorded approximately $59.5 million of impairment charges in the fourth quarter of 2008 as follows (in millions):

	Technology	Customer Relationships	Trademarks and Tradenames (Indefinite-lived)	Total
Legacy	$1.4	$1.5	$3.5	$6.4
Medtech	--	52.8	--	52.8
FRE	--	--	0.3	0.3
Total	$1.4	$54.3	$3.8	$59.5

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(5)	Goodwill and Other Intangible Assets, continued

Continuing operations amortization expense was approximately $3.6 million, $5.6 million and $5.3 million for the years ended December 25, 2009, December 26, 2008 and December 28, 2007, respectively.  The decrease in amortization expense is the result of lower amortizing intangibles in the year ended December 25, 2009 as compared to the same period of 2008 and 2007, due to the intangible impairment recorded on certain finite-lived intangible assets in the fourth quarter of 2008.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2010	$3,720
2011	$3,448
2012	$3,341
2013	$3,341
2014	$2,870

(6)	Investments

As of December 25, 2009 and December 26, 2008, we held approximately $7.4 million and $6.3 million, respectively, of securities designated as available for sale.  In the periods ended December 25, 2009 and December 26, 2008, we recognized approximately $1.8 million and ($2.4) million, respectively, of unrealized holding gains (losses) as a component of accumulated other comprehensive income as a result of holding these securities at their fair values.  These values were determined through the use of Level 1 inputs.  See Note 16 for further details.  These investments are a component of other long-term assets on our 2009 and 2008 Consolidated Balance Sheets.  These securities are held in an irrevocable grantor trust (“Rabbi Trust”) and will be used to fund future benefit payments to participants in one of our defined benefit plans.  The Rabbi Trust is subject to the claims of our general creditors in the event of our insolvency.

(7)	Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our June 15, 2010 payment. We expect to pay $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $3.0 million in 2009, which have been deferred and will be amortized over the life of the notes.

The convertible notes are senior unsecured obligations and are equal in right of payment with our senior unsecured debt, but senior to any subordinated debt.  Further, these convertible notes rank junior to any of our secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and other liabilities and commitments of our subsidiaries.

Holders of our convertible notes may convert their shares to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate. The initial conversion rate for the notes is approximately 156.64 shares of common stock per $1,000 in principal amount of notes.  The initial conversion price is approximately $6.38 per share of common stock.  The conversion rate is subject to change upon the occurrence of specified normal and customary events as defined by the indenture, such as stock splits or stock dividends, but will not be adjusted for accrued interest.

Subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash, at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not permitted to redeem the notes prior to maturity.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)	Debt, continued

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue senior convertible notes and restated certain other provisions of our previous agreement. The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

The amended and restated credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  The amount outstanding under our credit facility as of December 25, 2009 was $81.0 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed on a rolling four-quarter basis as of the most recent quarter-end.  Each covenant requires the calculation of EBITDA according to a definition prescribed by the final amended and restated credit agreement.

The leverage covenant requires our total debt outstanding, excluding the senior convertible notes, to not exceed the following multiples of our prior four quarters’ EBITDA:

Applicable date (Period or quarter ended)	EBITDA Multiple
December 2009	3.50x
March 2010	3.00x
Thereafter	2.75x

The fixed charges covenant requires that our EBITDA exceed total fixed charges, as defined by the amended and restated credit agreement, by the following multiples:

Applicable date (Period or quarter ended)	EBITDA Multiple
December 2009	1.25x
Thereafter	1.50x

We were in compliance with the covenants of our amended credit facility in effect as of December 25, 2009.

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

The weighted-average interest rate, including the credit margin spread, was approximately 3.5% as of December 25, 2009.

The amended and restated credit agreement limits our annual cash dividends to $5.0 million.  Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the amended and restated credit agreement.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

During 2009, we incurred costs of approximately $5.1 million related to current year amendments to our credit facility, which have been deferred and will be amortized over its remaining term. In addition, we recorded a charge of approximately $6.3 million to impair previously capitalized fees and costs that related to our February 28, 2008 credit agreement and its related amendments.  Of the $6.3 million of charges, $4.7 million was allocated to discontinued operations on a pro-rata basis for the year ended December 25, 2009, based upon the debt retired or expected to be retired from the dispositions compared to our total debt outstanding.  Similar fees of our continuing operations are classified as interest expense on our Consolidated Statement of Operations.

We had four standby letters of credit outstanding at December 25, 2009 in the aggregate amount of $1.9 million securing transactions entered into in the ordinary course of business.

At December 25, 2009, we had no short-term debt or current installments of long-term debt.  Detail of our long-term debt was as follows (in thousands):

Bank Loans	2009
Variable-rate, (3.48%) unsecured debt in Denmark (denominated in US dollars) due 2013	$71,000
Variable-rate, (3.49%) unsecured debt in Denmark (denominated in US dollars) due 2013	10,000

Convertible Senior Notes
Fixed-rate, (7.0%) unsecured convertible notes (denominated in US dollars) due 2014	50,000

Total long-term debt	$131,000

At December 26, 2008, we had no short-term debt.  Detail of our long-term debt was as follows (in thousands):

Bank Loans	2008
Variable-rate, (1.96%) unsecured debt in Denmark (denominated in US dollars) due 2012	$200,000
Variable-rate, (1.96%) unsecured debt in Denmark (denominated in US dollars) due 2013	123,000
Variable-rate, (3.38%) unsecured debt in Denmark (denominated in US dollars) due 2013	10,000
Fixed-rate, (5.65%) unsecured debt in Germany (denominated in euros) due 2009	7,189
Variable-rate, (2.70%) unsecured debt in Singapore (denominated in US dollars) due 2013	3,000

Total long-term debt	343,189
Less current installments of long-term debt	17,189
Long-term debt excluding current installments	$326,000

Principal payments of long-term debt due within the next five years are as follows (in thousands):

Year Ending
2010	--
2011	--
2012	--
2013	$81,000
2014	$50,000
Thereafter	--

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes

For the years ended, December 25, 2009, December 26, 2008 and December 27, 2007, our (loss) earnings from continuing operations before income taxes were as follows (in thousands):

	2009	2008	2007
Domestic	$(13,638)	$(69,459)	$(863)
Non-U.S.	(57,342)	(57,082)	44,377
Total	$(70,980)	$(126,541)	$43,514

Income tax expense (benefit) was as follows (in thousands):

Current:	2009	2008	2007
Federal	$267	$2,644	$3,163
State and local	(432)	(292)	(204)
Non-U.S.	8,927	3,239	2,485
	8,762	5,591	5,444
Deferred:
Federal	(4,169)	(4,162)	(451)
State and local	(464)	(504)	(185)
Non-U.S.	(2,250)	(3,913)	(3,467)
	(6,883)	(8,579)	(4,103)
Net tax expense (benefit)	$1,879	$(2,988)	$1,341

Also, income tax expense (benefit) related to our discontinued operations was $1.9 million, ($13.7) million and $6.2 million for the years ended December 25, 2009, December 26, 2008 and December 28, 2007, respectively.

A reconciliation of the U.S statutory federal income tax rate with the effective income tax rate was as follows:

	2009	2008	2007
U.S. statutory federal income tax rate	35%	35%	35%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax effect	1	--	(1)
Non-deductible expenses and other	(2)	(1)	5
Non-U.S. income subject to U.S. income tax	(1)	(1)	2
Tax effect of intangible impairment	(29)	(25)	--
Lower foreign tax rates	(7)	(6)	(38)
Effective tax rate	(3%)	2%	3%

The effective tax rate for the year ended December 25, 2009 is primarily impacted by the goodwill, indefinite-lived intangible and definite-lived intangible impairment charges recorded in 2009.  The majority of our goodwill and intangible impairment is not deductible for income tax purposes.  We recognized tax benefits of $0.2 million during 2009, associated with the indefinite-lived intangible and definite-lived intangible impairment charges. At December 25, 2009 and December 26, 2008, we had approximately $23.2 million and $24.1 million of unrecognized income tax benefits, $21.1 million and $21.5 million of which were classified as other long-term liabilities, respectively.  If all the tax benefits were recognized as of December 25, 2009, approximately $23.2 million would impact the 2009 effective tax rate.  A reconciliation of the total gross unrecognized tax benefits for the years ended December 25, 2009 and December 26, 2008 were as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefits at the beginning of the year	$24,124	$23,576	$22,789

Additions to tax positions related to current year	3,172	3,645	3,576
Additions to tax positions related to prior years	--	1,162	6
Reductions to tax positions related to prior years	(1,434)	(523)	(198)
Lapses in statutes of limitation	(2,625)	(3,736)	(2,597)

Unrecognized tax benefits at the end of the year	$23,237	$24,124	$23,576

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense.  As of December 25, 2009, we have approximately $1.0 million accrued for interest and/or penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2004 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.

We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  However, such balances may change quarter-over-quarter during 2010.

Several of our foreign subsidiaries continue to operate under tax holiday or incentive arrangements as granted by certain foreign jurisdictions.  The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements.  For example, the tax holidays applicable to most of our PRC earnings will expire in 2010.  In 2009, 2008 and 2007, taxes on foreign earnings were favorably affected by tax holidays and other incentives in certain foreign jurisdictions by $3.0 million, $8.2 million and $9.5 million, respectively.

Deferred tax assets and liabilities from continuing operations included the following (in thousands):

Assets:	2009	2008
Inventories	$1,499	$490
Plant and equipment	9,216	13,434
Vacation pay and other compensation	391	364
Pension expense	2,734	6,743
Stock awards	251	350
Accrued liabilities	1,047	1,229
Net operating losses – federal, state and foreign	24,771	17,305
Tax credits	21,678	20,609
Other	341	5,716
Total deferred tax assets	61,928	66,240
Valuation allowance	(11,481)	(9,697)
Net deferred tax assets	$50,447	$56,543

Liabilities:
Foreign earnings not permanently invested	$20,972	$21,833
Unrecognized foreign exchange gains	1,297	--
Acquired intangibles	2,819	11,374
Total deferred tax liabilities	25,088	33,207
Net deferred tax assets	$25,359	$23,336

Short-term deferred tax assets	$5,538	$8,306
Short-term deferred tax liabilities	(2,591)	(3,648)
Long-term deferred tax assets	34,700	34,933
Long-term deferred tax liabilities	(12,288)	(16,255)
Net deferred tax assets	$25,359	$23,336

Based on our history of taxable income, our projection of future earnings and our ability to repatriate earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.  Unless utilized, net operating losses will expire in fiscal years 2010 through 2027.  Foreign tax credit carry forwards will start to expire in 2011. Research and development credit carry forwards will start to expire in 2019.

We have not provided for U.S. federal and state income and foreign withholding taxes on approximately $455.0 million of our non-U.S. continuing operations subsidiaries’ undistributed earnings (as calculated for income tax purposes) as of December 25, 2009, including pre-acquisition earnings of foreign entities acquired in stock purchases.  Unrecognized deferred taxes on these undistributed earnings were estimated to be approximately $132.0 million.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans

We maintain defined benefit pension plans for certain U.S. and non-U.S. employees.  Benefits are based on years of service and average final compensation. For U.S. plans we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.  We do not provide any post-retirement benefits outside of the U.S., except as may be required by certain foreign jurisdictions.  Depending on the investment performance of plan assets and other factors, the funding amount in any given year may be zero.  Pension expense related to our defined benefit plans was $9.5 million, $1.2 million and $1.0 million in the years ended December 25, 2009, December 26, 2008 and December 27, 2007, respectively, which included the following components (in thousands):

	2009	2008	2007
Service cost	$1,120	$1,269	$1,183
Interest cost	2,327	2,515	2,417
Expected return on plan assets	(1,948)	(2,719)	(2,640)
Amortization of transition obligation	5	7	9
Amortization of prior service costs	120	232	238
Recognized actuarial gains	52	(154)	(203)
Curtailment gains	(949)	--	--
Special termination benefits	8,820	--	--
Net periodic pension cost	$9,547	$1,150	$1,004

Included in the $9.5 million pension cost incurred during the year ended December 25, 2009 is approximately $8.8 million of special termination benefits and $1.0 million of curtailment gains related to settlements and curtailments in the Technitrol, Inc. Supplemental Retirement Plan and the Technitrol, Inc. Retirement Plan that were triggered by the sale of Medtech and accrued as a result of the pending sale of Electrical.  These charges were allocated to our discontinued operations in the Consolidated Statement of Operations for the year ended December 25, 2009.  Our continuing operations net pension cost for 2009 was approximately $1.7 million.

The financial status of our defined benefit plans at December 25, 2009 and December 26, 2008 was as follows (in thousands):

	2009	2008
Change in benefit obligation:

Projected benefit obligation at beginning of year	$43,931	$44,910
Service cost	1,120	1,269
Interest cost	2,327	2,515
Actuarial (gains) loss	605	(2,831)
Benefits paid	(1,898)	(1,722)
Plan amendments/settlements	(5,899)	(210)
Plan curtailments	(3,805)	--
Special termination benefit	8,820	--

Projected benefit obligation at end of year	$45,201	$43,931

Change in plan assets:

Fair value of plan assets at beginning of year	$25,416	$34,653

Actual return on plan assets	5,851	(7,741)
Employer contributions	6,279	250
Benefits paid	(1,898)	(1,746)
Plan settlements	(5,899)	--

Fair value of plan assets at end of year	$29,749	$25,416

Accumulated benefit obligation	$43,720	$38,429

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

The unrecognized components of net periodic pension cost have been included in accumulated other comprehensive income. The accumulated other comprehensive income (loss) for our defined benefit plans included the following components (in thousands):

	2009	2008
Actuarial gains (losses)	$171	$(3,401)
Amortization of prior service costs	(79)	(1,203)
Amortization of transition obligations	(18)	(18)
Accumulated other comprehensive income (loss)	$74	$(4,622)

The pension cost expected to be amortized from accumulated other comprehensive income in 2010 related to our defined benefit pension plans is expected to be less than $0.1 million.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets, as of the measurement date of each statement of financial position presented, is as follows (in thousands):

	2009	2008
Benefit obligation	$44,910	$43,677
Accumulated benefit obligation	$43,531	$38,288
Plan assets	$29,339	$25,070

Securities held in our Rabbi Trust are excluded from plan assets.  However, the Rabbi Trust securities will be used to fund future benefit payments to participants of one of our defined benefit plans.  As of December 25, 2009 and December 26, 2008, we held approximately $7.4 million and $6.3 million, respectively, of securities in the Rabbi Trust.  See Note 6 to the Consolidated Financial Statements for further details regarding the Rabbi Trust.

We expect to contribute approximately $4.5 million to our defined benefit plans in 2010, the majority of which is contingent upon the sale of Electrical.  Additionally, we expect to make benefit payments in 2010 of approximately $13.5 million from our defined benefit plans which is also contingent upon the sale of Electrical. The 2010 expected payments contain an estimated cash settlement from the Technitrol, Inc. Supplemental Retirement Plan.

The defined benefit plans’ weighted-average asset allocations at December 25, 2009 and December 26, 2008 were as follows:

Asset category:	2009	2008
Equity securities	69%	69%
Fixed income securities	30%	30%
Other	1%	1%
Total	100%	100%

Our asset allocation policy for our primary benefit plans is for a target investment of 65% to 75% equity securities and 25% to 35% fixed income securities.  The goal of our asset investment policy is to achieve a return in excess of the rate of inflation with acceptable levels of volatility.  We utilize professionally managed funds to invest our assets in accordance with our investment policy.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 25, 2009 is as follows (in millions):

	2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
U.S. Treasuries (2)	2.2	2.2	--	--
Corporate bonds (3)	6.4	6.4	--	--
Short-term debt securities (4)	0.5	0.5	--	--
Equity securities:
International small-cap value (5)	5.9	5.9	--	--
International mid-cap value (6)	11.8	11.8	--	--
International diversified value (7)	2.9	2.9	--	--

Fair value of plan assets	$29.8	$29.8	$--	$--

(1)	See Note 16 for a description of the three levels within the fair value hierarchy.
(2)	Debt securities that invest in treasury and other related instruments.
(3)	Debt securities that specialize in investment grade bonds of institutional investors and other treasury related securities.
(4)	Generally, money market securities that maintain cash for interim purchases.
(5)	Equity securities that focus on international public companies with low market capitalization.
(6)	Equity securities that focus on international public companies with a mid-rated market capitalization.
(7)	Equity securities that focus on international public companies, but diversify their market capitalization to limit investment

Assumptions used to develop the defined benefit plan data were as follows:

	2009	2008
Discount rate	6.00%	6.20%
Annual compensation increases	4.25%	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount each future year’s expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns of each asset class, weighted by the target asset allocations.    The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

Our measurement date is the last day of the calendar year.

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2010	$13,535
2011	$1,876
2012	$1,960
2013	$2,027
2014	$2,109
Thereafter	$12,029

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)	Employee Benefit Plans, continued

For some of our non-U.S. subsidiaries, there are varying defined contribution pension plans, which provide benefits for substantially all of their employees.  The net pension expense of these plans included in the results of our continuing operations was $2.8 million, $2.9 million and $1.2 million in 2009, 2008 and 2007, respectively.

We maintain two defined contribution 401(k) plans covering substantially all U.S. employees. The total contribution expense under the 401(k) plans for employees of continuing operations was approximately $0.3 million, $1.1 million and $1.0 million in 2009, 2008 and 2007, respectively.  During 2009, we amended these plans and temporarily suspended employer matching contributions.  Future employer matching contributions will be made on a discretionary basis.

(10)	Commitments and Contingencies

We conduct a portion of our operations on leased premises and also lease certain equipment under operating leases.  Total rental expense amounts for our continuing operations for the years ended December 25, 2009, December 26, 2008 and December 28, 2007 were $7.3 million, $8.9 million and $7.7 million, respectively.  The aggregate minimum rental commitments under non-cancelable leases in effect at December 25, 2009 were as follows (in thousands):

Year Ending
2010	$5,645
2011	3,887
2012	1,794
2013	936
2014	755
Thereafter	2,302
$15,319

The aggregate minimum rental commitments schedule does not include $113.4 million due under precious metal consignment-type leases and approximately $2.5 million due under operating leases at Electrical.

We had four standby letters of credit outstanding at December 25, 2009 in the aggregate amount of $1.9 million securing transactions entered into in the ordinary course of business.

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

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)	Equity

All of our retained earnings are free from legal or contractual restrictions as of December 25, 2009, with the exception of approximately $30.2 million of retained earnings, primarily in the PRC that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law. The law restricts 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.  Included in the $30.2 million are approximately $5.7 million of retained earnings of a majority-owned subsidiary and approximately $1.9 million of a discontinued operation.

See Note 7 for information regarding our convertible senior notes and Note 12 for information regarding our stock-based compensation plans.

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

(12)	Stock-Based Compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  All compensation cost relating to stock-based payment transactions is recognized in the financial statements and is based on the fair value of the equity instruments issued.  The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 25, 2009, December 26, 2008 and December 27, 2007, respectively, (in thousands):

	2009	2008	2007
Restricted stock	$1,446	$2,367	$3,281
Stock options	--	150	449
Total stock-based compensation included in selling, general and administrative expenses	1,446	2,517	3,730
Income tax benefit	(506)	(881)	(1,262)
Total after-tax stock-based compensation expense	$940	$1,636	$2,468

Restricted Stock: The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period.  If the recipient makes an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award is generally fixed based on the value of the awarded stock on the grant date.  If the recipient does not make the election under Section 83(b), the expense related to the cash award will fluctuate based on the current market value of the shares, subject to limitations set forth in our restricted stock plan.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)	Stock-Based Compensation, continued

A summary of the restricted stock activity for the years ended December 25, 2009 and December 26, 2008 is as follows (in thousands, except per share data):

	2009		2008
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock	208	$24.59	219	$22.85
Granted	223	$6.11	89	$23.68
Vested	(75)	$24.13	(87)	$18.79
Forfeited/cancelled	(26)	$15.62	(13)	$18.72
Ending nonvested restricted stock	330	$11.92	208	$24.59

As of December 25, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options:  Stock options were granted at no cost to the employee and, under our plan agreement, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and vest equally over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.  There have been no options granted since 2004, however, options may be granted in the future.

A summary of our stock option activity for the years ended December 25, 2009 and December 26, 2008, respectively, is as follows (in thousands, except per share data):

	2009			2008
	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	125	$17.99		187	$18.96
Granted	--	--		--	--
Exercised	--	--		(3)	$18.83
Forfeited/cancelled	(43)	$18.90		(59)	$21.00
Ending stock options outstanding	82	$17.53	--	125	$17.99	--
Ending stock options exercisable	82	$17.53	--	125	$17.99	--

The exercise prices of the options outstanding as of December 25, 2009 range from $16.55 share to $18.41 per share.  As of December 25, 2009, all compensation costs related to option grants have been recognized.  There were no stock options exercised in the year ended December 25, 2009.  For the year ended December 26, 2008, cash received from stock options exercised was less than $0.1 million and the total intrinsic value of stock options exercised was less than $0.1 million.

Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing, which caused our prior year December 26, 2008 net cash provided by operating activities to be lower and net cash used in financing activities to be higher by less than $0.1 million.  There was no effect in the year ended December 25, 2009, as there were no stock options exercised.

We have not capitalized any stock-based compensation costs into inventory or other assets during any period presented in the Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(13)	(Loss) Earnings Per Share

Basic (loss) earnings per share were calculated by dividing our net (loss) earnings by the weighted average number of common shares outstanding during the year, excluding restricted shares which are considered to be contingently issuable.   For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding.  Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in years when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the year, those common share equivalents will be excluded from the calculation of diluted earnings per share. As we had a net loss for the years ended December 25, 2009 and December 26, 2008, we did not include any common stock equivalents in the calculation of earnings per share.  There were approximately 189,000 common share equivalents for the year ended December 28, 2007.  There were approximately 82,000, 125,000 and 187,000 stock options outstanding as of December 25, 2009, December 26, 2008 and December 28, 2007, respectively.  Also, we had unvested restricted shares outstanding of approximately 330,000, 208,000 and 219,000 as of December 25, 2009, December 26, 2008 and December 28, 2007, respectively.

The diluted effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the converible senior notes, net of tax, is added back to the net earnings for the period, and the total shares that would be converted if the notes were settled at the Consolidated Balance Sheet date are added to the weighted average common shares outstanding.  However, in years when the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a settlement exceeds our basic earnings per share, the overall dilutive effects of the convertible senior notes are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the year ended December 25, 2009, the dilutive effects of the convertible senior notes were excluded from the calculation of diluted earnings per share as the interest attributable to the converible senior notes, net of tax, per common shares obtainable was anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the years ended December 25, 2009, December 26, 2008 and December 28, 2007, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.

For the years ended December 25, 2009, December 26, 2008 and December 28, 2007, our (loss) earnings per share calculations were as follows (in thousands, except per share amounts):

	2009	2008	2007
Net (loss) earnings from continuing operations	$(72,859)	$(123,553)	$42,173
Net (loss) earnings from discontinued operations	(119,978)	(151,467)	19,740
Less: Net earnings attributable to non-controlling interest	375	738	256
Net (loss) earnings attributable to Technitrol, Inc.	$(193,212)	$(275,758)	$61,657

Basic (loss) earnings per share:
Shares	40,853	40,744	40,605
Continuing operations	$(1.79)	$(3.05)	$1.03
Discontinued operations	(2.94)	(3.72)	0.49
Per share amount	$(4.73)	$(6.77)	$1.52

Diluted (loss) earnings per share:
Shares	40,853	40,744	40,794
Continuing operations	$(1.79)	$(3.05)	$1.03
Discontinued operations	(2.94)	(3.72)	0.48
Per share amount	$(4.73)	$(6.77)	$1.51

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)	Research, Development and Engineering Expenses

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses and the amounts included in our continuing operations were $28.2 million, $42.6 million and $35.1 million in 2009, 2008 and 2007, respectively.  RD&E includes costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies and the adaptation of existing technology to specific situations and customer requirements.  The research and development component of RD&E, which generally includes only those costs associated with new technology, new products or significant changes to current products or processes, was $27.7 million, $42.3 million and $35.0 million in 2009, 2008 and 2007, respectively.

(15)	Severance, Impairment and Other Associated Costs

As a result of our continuing focus on both economic and operating profit, we continue to aggressively size our operations so that costs are optimally matched to current and anticipated future revenue and unit demand.  The amounts  and timing of charges will depend on specific actions taken.  The actions taken include plant closures and relocations, asset impairments and reduction in personnel worldwide have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent the annual salaries and benefits of terminated employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We continued restructuring initiatives during the year ended December 25, 2009 that were implemented in the years ended December 26, 2008 and December 27, 2007 in order to reduce our cost structure and capacity.

Year Ended December 25, 2009

During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless group’s goodwill was impaired.  Refer to Note 5 for further details.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two properties which were disposed.

Of the $3.0 million severance charges incurred during the year ended December 25, 2009, approximately $1.0 million related to the transfer of production operations from our facilities in Europe and North Africa to China.  This program began in 2007 and was substantially complete at the end of 2009.  The $1.0 million consists of a $1.6 million charge to adjust the liability to reflect the final negotiated benefits for approximately 45 employees that was reduced by a $0.6 million adjustment in the accrual to reflect final benefit projections for approximately 90 employees.

During the year ended December 26, 2008, we initiated a restructuring program at our European, Asian and North American operations to reduce company-wide costs, which included direct and indirect labor reductions.  During the year ended December 25, 2009, we incurred a charge for severance of $1.7 million and other associated costs of $0.3 million in conjunction with this program.  There were approximately 320 employees severed under these programs.

Year Ended December 26, 2008

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $13.2 million to our continuing operations for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

We incurred approximately $4.7 million related to the transfer of production in Europe and North Africa to China.  The $4.7 million charge included $0.7 million to adjust a liability recorded in 2007 to reflect updated benefit projections for approximately 150 employees.  Additionally, we incurred approximately $4.0 million of other plant closure, relocation and similar costs associated with this action.

During 2008, we initiated other restructuring programs at our European, Asian and North American operations, which we incurred a charge for severance of $4.8 million and other associated costs of $0.1 million in conjunction with these programs.  There were approximately 1,600 employees severed under these programs.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)	Severance, Impairment and Other Associated Costs, continued

Year ended December 28, 2007

During the year ended December 28, 2007, we incurred a charge of $17.6 million for cost reduction actions.  These include severance and related payments of $10.6 million resulting from the termination of approximately 900 manufacturing and support personnel in Asia, Europe and North America, $5.5 million for the write down of certain fixed assets to their disposal values and, additionally, we incurred approximately $1.5 million of other plant closure, relocation and similar costs associated with these actions.   Of the total $17.6 million of charges, approximately $13.8 million related to programs initiated in 2006.

The change in our accrual related to severance, impairment and other associated costs of our continuing operations in 2009, 2008 and 2007 is summarized as follows (in millions):

Balance accrued at December 29, 2006	$3.8

Expensed during the year ended December 28, 2007	17.6
Severance payments	(4.3)
Other associated costs	(1.7)
Fixed asset impairments and currency translation adjustments	(4.6)

Balance accrued at December 28, 2007	10.8

Expensed during the year ended December 26, 2008	13.2
Acquisition accruals	0.8
Severance payments	(8.5)
Other associated costs	(4.3)
Fixed asset impairments and currency translation adjustments	(4.2)

Balance accrued at December 26, 2008	7.8

Expensed during the year ended December 25, 2009	11.9
Severance payments	(7.3)
Other associated costs	(0.5)
Fixed asset impairments and currency translation adjustments	(10.5)

Balance accrued at December 25, 2009	$1.4

The ending balance accrued at December 25, 2009 primarily relates to future rental payments, severance and other related charges incurred related to the transfer of our productions from Europe to China.

(16)	Financial Instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the year ended December 25, 2009, we utilized forward contracts to sell forward U.S. dollar to receive Danish krone and to sell forward euro to receive Chinese renminbi.  These contracts are used to mitigate the risk of currency fluctuations at our current operations in the PRC and our former operations in Denmark. At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi. The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 26, 2008, we had twelve foreign exchange forward contracts outstanding to sell forward approximately $12.0 million U.S. dollars to receive Danish krone, and eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through use of Level 2 inputs. For the years ended December 25, 2009 and December 26, 2008 we had no financial instruments that were designated as hedges.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)	Financial Instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets and our Consolidated Statements of Operations (in thousands):

Consolidated Balance Sheets
((Liability)/asset derivative)

Derivatives	Classification	December 25, 2009	December 26, 2008
Foreign exchange forward contracts	Prepaid expenses and other current assets	$--	$0.1
Foreign exchange forward contracts	Accrued expenses and other current liabilities	(0.2)	--
Total		$(0.2)	$0.1

Consolidated Statement of Operations
(Unrealized/realized gains/(losses))

		Year Ended
Derivatives	Classification	December 25, 2009	December 26, 2008
Foreign exchange forward contracts	Other (expense) income, net	$(0.4)	$0.3
Total		$(0.4)	$0.3

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of  December 25, 2009 (in millions):

	2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$7.4	$7.4	$--	$--
Total	$7.4	$7.4	$--	$--

Liabilities
Other (2)	$(0.2)	$--	$(0.2)	$--
Total	$(0.2)	$--	$(0.2)	$--
(1)	Amounts include grantor trust investments in our consolidated balance sheet.
(2)	Amounts include forward contracts outstanding in our consolidated balance sheet.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(16)	Financial Instruments, continued

We do not currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheet.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventories, and our financial liabilities, including accounts payable and accrued expenses, are exposed to both interest rate risk and foreign currency risk.  We have policies relating to these financial instruments and their associated risks and monitor compliance with these policies.  All of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.   Particularly, all the outstanding borrowings under our current credit facilities have variable interest rates that approximate their fair value.  Also, the fair value of our convertible senior notes approximates its carrying value as the notes were issued on December 22, 2009, three days before our December 25, 2009 balance sheet date.

(17)	Supplementary Information

The following amounts were charged directly to costs and expenses for our continuing operations in the years ended December 25, 2009, December 26, 2008 and December 27, 2007 (in thousands):

	2009	2008	2007
Depreciation	$14,891	$21,645	$22,091
Amortization of intangible assets	$3,563	$5,570	$5,296
Advertising	$136	$325	$458
Repairs and maintenance	$8,879	$12,397	$12,950
Bad debt expense	$330	$335	$579

Cash payments made:
Income taxes	$7,256	$7,735	$5,824
Interest	$1,989	$3,588	$2,000

A reconciliation of our accumulated balances for each classification of other comprehensive income for the years ended December 25, 2009, December 26, 2008 and December 28, 2007, respectively, is as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding Gains/(Losses) on Securities	Total
Balance at December 28, 2007	$137	$48,653	$648	$49,438

Current year changes	(4,759)	(68,912)	(2,393)	(76,064)

Balance at December 26, 2008	$(4,622)	$(20,259)	$(1,745)	$(26,626)

Current year changes	4,696	48,444	1,790	54,930

Balance at December 25, 2009	$74	$28,185	$45	$28,304

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)	Quarterly Financial Data (Unaudited)

Quarterly results of continuing operations (unaudited) for the years ended December 25, 2009 and December 26, 2008 are summarized as follows (in thousands, except per share data):

	Quarter Ended

2009:	Mar. 27 (1)	June 26 (1)	Sept. 25	Dec. 25
Net sales	$99,973	$92,071	$101,381	$105,378
Gross profit	22,469	23,424	27,227	27,648

Net (loss) earnings from continuing operations	$(73,495)	$(4,893)	$2,274	$3,255
Net loss from discontinued operations	(1,065)	(103,100)	(13,358)	(2,455)
Net loss (earnings) attributable to non-controlling interest	12	(111)	(352)	76
Net (loss) earnings attributable to Technitrol, Inc.	$(74,548)	$(108,104)	$(11,436)	$876

Basic (loss) earnings per share	$(1.83)	$(2.65)	$(0.28)	$0.02
Diluted (loss) earnings per share	$(1.83)	$(2.65)	$(0.28)	$0.02

(1)
During the first quarter of 2009, we recorded a $68.9 million goodwill impairment.  During the second quarter of 2009, we finalized our impairment analysis and recoded an additional $2.1 million charge.  Refer to Note 5 of the Consolidated Financial Statements for a description of the impairment.

	Quarter Ended

2008:	Mar. 29	June 27	Sept. 26	Dec. 26 (2)
Net sales	$158,452	$174,552	$168,974	$124,292
Gross profit	39,173	38,343	42,635	28,356

Net earnings (loss) from continuing operations	$14,018	$(2,638)	$9,678	$(144,611)
Net earnings (loss) from discontinued operations	800	2,427	(4,123)	(150,571)
Net earnings attributable to non-controlling interest	(81)	(313)	(204)	(140)
Net earnings (loss) attributable to Technitrol, Inc.	$14,737	$(524)	$5,351	$(295,322)

Basic earnings (loss) per share	$0.36	$(0.01)	$0.13	$(7.24)
Diluted earnings per (loss) share	$0.36	$(0.01)	$0.13	$(7.24)

(2)
During the fourth quarter of 2008, we recorded a $310.4 million goodwill and intangible asset impairment, $170.3 million of which was related to a discontinued operation.  Refer to Note 5 of the Consolidated Financial Statements for a description of the impairment.

(19)	Segment and Geographical Information

During 2009, we announced our intention to explore monetization alternatives with respect to our Electrical segment and determined that Electrical met the qualifications to be reported as a discontinued operation on our Consolidated Statements of Operations.  The assets and liabilities of Electrical are considered held for sale on our Consolidated Balance Sheets.  As a result of reporting Electrical as a discontinued operation, we currently have one reportable segment: our Electronic Components segment.  We refer to this segment as Electronics, however, it is known as Pulse in its primary markets.

We design and manufacture a wide variety of highly-customized electronic components and modules in three primary product groups. Our wireless group produces wireless antennas and antenna modules that capture communications signals in handsets, other mobile and portable devices, automobiles and wireless-to-wireline access points.  Also, they produce receivers and speakers which capture and convert communication signals into sound in handsets and a variety of other mobile and portable devices.  Our network group primarily produces passive magnetics-based components that manage and regulate electronic signals and power for use in a variety of devices by filtering out radio frequency interference.  Our passive magnetics-based products are often referred to as chokes, inductors, filters and transformers. Our power group includes power and signal transformers, automotive coils, military and aerospace and other power magnetics products.   We sell our products to multinational original equipment manufacturers, original design manufacturers, contract manufacturers and distributors. Through a majority-owned subsidiary, which we refer to as FRE, we also supply a variety of electronic connectors, modules, and other accessories.

Technitrol, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, continued

(19)	Segment and Geographical Information, continued

For the year ended December 25, 2009, there were immaterial amounts of intergroup revenues eliminated in consolidation.  We sell our products to customers throughout the world.  The following table summarizes our sales to customers in geographic areas where our sales are significant.  Other countries in which our sales are not significant are grouped into regions.  We attribute customer sales to the country addressed in the sales invoice, as the product is usually shipped to the same country (in thousands):

	2009	2008	2007
Sales to customers in:
China	$167,772	$234,276	$271,041
Asia, other than China	77,464	118,844	79,073
Europe, other than Germany	60,567	107,785	147,019
United States	40,268	54,760	71,293
Germany	32,295	72,230	67,031
Other	20,437	38,375	36,112
Total	$398,803	$626,270	$671,569

The following table includes net property, plant and equipment located in geographic areas where our assets are significant.  Other countries in which such assets are not significant are grouped into regions.  Property, plant and equipment represent all of our relevant assets that have long useful lives (in thousands):

	2009	2008
Net property, plant and equipment located in (1):
China	$30,918	$47,704
United States	4,572	8,023
North Africa	2,562	5,301
Germany	1,036	23,803
Europe, other than Germany and Denmark	721	9,395
Denmark	481	25,845
Other	114	3,845
Vietnam	--	28,815
Total	$40,404	$152,731
(1)	Property plant and equipment at December 26, 2008 includes approximately $90.1 million related to our discontinued operations.

(20)	Subsequent Events

On January 4, 2010, we sold certain net assets of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  Electrical’s North American business has manufacturing facilities in Export, Pennsylvania, Luquillo, Puerto Rico and Mexico City, Mexico.  The rivet production operations located in Mexico City were not part of the sale agreement, as these operations are expected to be sold as part of Electrical’s operations in Europe and Asia.  We have applied the net proceeds from the sale of the North American business to the outstanding debt under our revolving credit facility.

On February 22, 2010 we announced that our board of directors has named Daniel M. Moloney our next chief executive officer, replacing James M. Papada, III, who is retiring, pursuant to a plan announced to the board in 2008.  Mr. Moloney comes to Technitrol from Motorola, Inc., where he served most recently as Executive Vice President and President of its Home and Network Mobility business, a leading provider of integrated and customized end-to-end media solutions for cable, wireline, and wireless service providers.  He played a leading role in expanding the breadth and global presence of this business.  Mr. Moloney served nearly 10 years in senior-level capacities at Motorola and, previously, 16 years in managerial positions of increasing responsibility at General Instrument Corporation before its acquisition by Motorola early in 2000.  He holds a bachelor's degree in electrical engineering from the University of Michigan and a master of business administration from the University of Chicago.  Mr. Moloney is expected to join Technitrol at the end of March 2010.

We have evaluated from December 25, 2009, the date of these financial statements, to the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure. The events included above are the only material occurrences.

Technitrol, Inc. and Subsidiaries

Financial Statement Schedule II

Valuation and Qualifying Accounts
In thousands

		Additions (Deductions)

Description	Opening Balance	Discontinued Operations	Charged to Costs and Expenses	Write-offs and Payments	Ending Balance
Year ended December 25, 2009:
Provisions for obsolete and slow-moving inventory	$15,355	$(8,079)	$4,260	$(5,880)	$5,656
Allowances for doubtful accounts	$2,456	$(776)	$330	$(633)	$1,377

Year ended December 26, 2008:
Provisions for obsolete and slow-moving inventory	$12,949	$--	$15,883	$(13,477)	$15,355
Allowances for doubtful accounts	$2,385	$--	$1,106	$(1,035)	$2,456

Year ended December 28, 2007:
Provisions for obsolete and slow-moving inventory	$11,255	$--	$9,122	$(7,428)	$12,949
Allowances for doubtful accounts	$1,833	$--	$1,704	$(1,152)	$2,385

Exhibit Index

2.1	Share Purchase Agreement dated June 2, 2009 between Pulse Denmark ApS and Xilco A/S (incorporated by reference to Exhibit 2.1 to our Form 8-K dated June 2, 2009).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 3, 2009).

3.3	By-laws (incorporated by reference to Exhibit 3.3 to our Form 8-K dated December 27, 2007).

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

4.6	Indenture between the Company and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Technitrol, Inc. Restricted Stock Plan II, as amended and restated as of February 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the three months ended March 28, 2008).

10.3	Technitrol, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64068).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.5(3)
Amendment No. 2 dated as of December 22, 2009 among Technitrol, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 22, 2009).

Exhibit Index, continued

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

10.18(2)
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

10.20
Form of Silver Consignment/Purchase Agreement dated April 20, 2009 between Mitsubishi International Corporation and each of AMI Doduco Espana, S.L., AMI Doduco GmbH, AMI Doduco, Inc. and AMI Doduco (Mexico) S. de R.L. de C.V. (incorporated by reference to Exhibit 10.20 to our Form 8-K dated May 11, 2009).

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

Exhibit Index, continued

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

TECHNITROL, INC.

By	/s/James M. Papada, III
James M. Papada, III
Chairman and Chief Executive Officer

Date	February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Alan E. Barton	By	/s/James M. Papada, III
	Alan E. Barton		James M. Papada, III
	Director		Chairman and Chief Executive Officer
(Principal Executive Officer)
Date	February 24, 2010
		Date	February 24, 2010
By	/s/John E. Burrows, Jr.
	John E. Burrows, Jr.	By	/s/Drew A. Moyer
	Director		Drew A. Moyer
Senior Vice President
Date	February 24, 2010		and Chief Financial Officer
(Principal Financial Officer)
By	/s/David H. Hofmann
	David H. Hofmann	Date	February 24, 2010
Director
		By	/s/Michael P. Ginnetti
Date	February 24, 2010		Michael P. Ginnetti
Corporate Controller
By	/s/Edward M. Mazze		and Chief Accounting Officer
	Edward M. Mazze		(Principal Accounting Officer)
Director
		Date	February 24, 2010
Date	February 24, 2010

By	/s/C. Mark Melliar-Smith
C. Mark Melliar-Smith
Director

Date	February 24, 2010

By	/s/Howard C. Deck
Howard C. Deck
Director

Date	February 24, 2010