Form 10-Q
period 2010-03-26
TECHNITROL, INC.
filed 2010-05-04
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒  The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended March 26, 2010, or

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
Yes  ☐                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 4, 2010:
41,242,286

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	March 26,	December 25,
Assets	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$28,978	$39,707
Accounts receivable, net	62,194	70,237
Inventory	39,031	39,677
Prepaid expenses and other current assets	25,851	19,832
Assets of discontinued operations held for sale	62,702	84,672
Total current assets	218,756	254,125

Long-term assets:
Property, plant and equipment	114,614	134,660
Less accumulated depreciation	78,759	94,256
Net property, plant and equipment	35,855	40,404
Deferred income taxes	34,413	34,700
Goodwill, net	--	15,857
Other intangibles, net	10,136	23,308
Other assets	11,489	11,517
	$310,649	$379,911

Liabilities and Equity
Current liabilities:
Accounts payable	$44,722	$49,614
Accrued expenses and other current liabilities	55,852	58,333
Liabilities held of discontinued operations held for sale	25,960	24,905
Total current liabilities	126,534	132,852

Long-term liabilities:
Long-term debt	76,650	81,000
Convertible senior notes	50,000	50,000
Deferred income taxes	9,783	12,288
Other long-term liabilities	33,477	36,524

Equity:
Technitrol, Inc. shareholders’ equity:
Common stock and additional paid-in capital	221,416	222,139
Retained loss	(248,184)	(194,257)
Accumulated other comprehensive earnings	29,605	28,304
Total Technitrol, Inc. shareholders’ equity	2,837	56,186
Non-controlling interest	11,368	11,061
Total equity	14,205	67,247
	$310,649	$379,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data
	Three Months Ended
	March 26,	March 27,
	2010	2009
Net sales	$92,860	$99,973
Cost of sales	73,268	77,504
Gross profit	19,592	22,469

Selling, general and administrative expenses	22,698	22,210
Severance, impairment and other associated costs	27,327	77,055
Operating loss	(30,433)	(76,796)
Other (expense) income:
Interest expense, net	(1,349)	(679)
Other (expense) income, net	(5,904)	3,924
Total other (expense) income	(7,253)	3,245

Loss from continuing operations before income taxes	(37,686)	(73,551)

Income tax benefit	(2,142)	(56)

Net loss from continuing operations	(35,544)	(73,495)

Net loss from discontinued operations	(18,076)	(1,065)

Net loss	(53,620)	(74,560)

Less: Net earnings (loss) attributable to non-controlling interest	307	(12)

Net loss attributable to Technitrol, Inc.	$(53,927)	$(74,548)

Amounts attributable to Technitrol, Inc. common shareholders:
Net loss from continuing operations	$(35,851)	$(73,483)
Net loss from discontinued operations	(18,076)	(1,065)
Net loss attributable to Technitrol, Inc.	$(53,927)	$(74,548)

Per share data:
Basic loss per share:
Net loss from continuing operations	$(0.88)	$(1.80)
Net loss from discontinued operations	(0.44)	(0.03)
Net loss attributable to Technitrol, Inc.	$(1.32)	$(1.83)

Diluted loss per share:
Net loss from continuing operations	$(0.88)	$(1.80)
Net loss from discontinued operations	(0.44)	(0.03)
Net loss attributable to Technitrol, Inc.	$(1.32)	$(1.83)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

 (Unaudited)
In thousands
	Three Months Ended
	March 26,	March 27,
	2010	2009
Cash flows from operating activities - continuing operations:
Net loss	$(53,620)	$(74,560)
Loss from discontinued operations	18,076	1,065
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,313	5,406
Goodwill and intangible asset impairment, net of income taxes	24,401	68,867
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	7,519	(2,425)
Inventory	174	12,629
Prepaid expenses and other current assets	581	1,356
Accounts payable and accrued expenses	1,412	(10,280)
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	385	3,286
Other, net	353	1,334

Net cash provided by operating activities	4,594	6,678

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	1,245	--
Capital expenditures	(365)	(391)
Purchases of grantor trust investments available for sale	--	(2,370)
Proceeds from sale of property, plant and equipment	--	24
Foreign currency impact on intercompany lending	(5,732)	(3,321)

Net cash used in investing activities	(4,852)	(6,058)

Cash flows from financing activities – continuing operations:
Principal payments on long-term debt	(4,350)	(2,500)
Dividends paid	(1,031)	(3,586)

Net cash used in financing activities	(5,381)	(6,086)

Net effect of exchange rate changes on cash from continuing operations:	(84)	(2,577)

Cash flows of discontinued operations:
Net cash used in operating activities	(4,318)	(1,648)
Net cash used in investing activities	(412)	(2,768)
Net effect of exchange rate changes on cash	(276)	3,928
Net decrease in cash and cash equivalents from discontinued operations	(5,006)	(488)

Net decrease in cash and cash equivalents	(10,729)	(8,531)
Cash and cash equivalents at beginning of period	39,707	41,401
Cash and cash equivalents at end of period	$28,978	$32,870

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity

Three Months Ended March 26, 2010

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other comprehensive income	Non-controlling interest	Total equity	Comprehensive loss

	Shares	Amount
Balance at December 25, 2009	41,242	$222,139	$(194,257)	$28,304	$11,061	$67,247
Stock options, awards and related compensation	--	308	--	--	--	308
Dividends declared ($0.025 per share)	--	(1,031)	--	--	--	(1,031)
Net loss	--	--	(53,927)	--	307	(53,620)	$(53,620)
Currency translation adjustments	--	--	--	1,004	--	1,004	1,004
Unrealized holding gains on securities	--	--	--	297	--	297	297
Comprehensive loss							$(52,319)
Balance at March 26, 2010	41,242	$221,416	$(248,184)	$29,605	$11,368	$14,205

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

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

During 2009, we announced our intention to explore monetization alternatives with respect to our former Electrical Contract Products segment or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets.  This former segment is now a discontinued operation and is classified as held for sale in our Consolidated Financial Statements. Also, the results from our discontinued operations are presented in a single line on our Consolidated Statements of Operations for all periods presented.  As a result, we currently operate our business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.

Our Consolidated Financial Statements include the accounts of Technitrol, Inc. and all of our subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of Notes to Consolidated Financial Statements included in Technitrol, Inc.’s Form 10-K filed for the year ended December 25, 2009.

The results for the three months ended March 26, 2010 and March 27, 2009 have been prepared by our management without audit by our independent auditors. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 26, 2010 are not necessarily indicative of annual results.

We have evaluated from March 26, 2010, the date of these financial statements, to the date the financial statements herein were issued for subsequent events requiring recognition or disclosure, and have recognized no material events.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued an Accounting Standards Update (“ASU”) which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

In January, 2010, FASB issued an ASU to clarify the change in ownership guidance and to expand the required disclosures for the deconsolidation of a subsidiary.  The update was effective beginning in the period that an entity adopted these provisions.  Adoption of these provisions did not have a material impact on our financial statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

In May 2009, FASB issued an ASC which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This ASC was effective for interim or fiscal periods ending after June 15, 2009.  In December 2009, FASB amended this ASC to not require disclosure of the dates at which subsequent events were evaluated unless the filing is for restated financial statements.  In February 2010, FASB again amended this ASC to not require disclosure of the dates at which subsequent events were evaluated for all SEC filers, including financial restatements.  We have adopted these provisions.

New Accounting Pronouncements

In October 2009, FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements.  The update provides guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect that this ASU may have on our financial statements.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

(2)	Divestitures

Electrical:  In 2009, our board of directors approved a plan to divest our Electrical Contact Products Group (“Electrical”).  Electrical produces a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  On January 4, 2010, we divested the North American operations of Electrical for an amount immaterial to our Consolidated Financial Statements. Electrical’s remaining assets and liabilities are classified as held for sale at March 26, 2010. We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and loss before income taxes for the three months ended March 26, 2010 and March 27, 2009, respectively, were as follows (in thousands):

	March 26, 2010	March 27, 2009
Net sales	$70,849	$58,624
Loss before income taxes	(18,475)	(3,102)

Electrical’s loss before income taxes includes interest expense allocated pro-rata based upon the debt expected to be retired from the Electrical disposition and a write down of Electrical’s European and Asian net assets to the expected net proceeds we anticipate receiving on the completion of the sale.  These charges were approximately $20.8 million and $0.8 million for the three months ended March 26, 2010 and March 27, 2009, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

The following table summarizes Electrical’s assets and liabilities that are held for sale as of March 26, 2010 (in millions):

March 26,
2010
Accounts receivable	$44.8
Inventory	5.1
Prepaid expenses and other current assets	5.1
Total current assets	55.0

Net property, plant and equipment	1.7
Other long-term assets	6.0

Total assets	$62.7

Accounts payable	$10.2
Accrued expenses and other current liabilities	15.6
Total current liabilities	25.8

Other long-term liabilities	0.2

Total liabilities	$26.0

The assets are available for immediate sale in their present condition subject only to terms that are usual and customary.  Although we continue to manufacture Electrical products, we expect that open customer orders will be transferred to the buyer upon divestiture.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business (“Medtech”) to Altor Fund III (“Altor”). Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing components for the hearing aid, high-end audio headset and medical device markets.  Our net cash proceeds were approximately $198.3 million in cash, which reflects the initial proceeds received in June 2009 net of the final working capital and financial indebtedness adjustments agreed to in January 2010.  The net proceeds were used primarily to repay outstanding debt.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and (loss) earnings before income taxes for the three months ended March 26, 2010 and March 27, 2009, respectively, were as follows (in thousands):

	March 26, 2010	March 27, 2009
Net sales	$--	$23,610
(Loss) earnings before income taxes	(230)	5,835

Medtech’s loss before income taxes for the three months ended March 27, 2009 includes interest expense of $2.2 million allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition.  No interest expense was allocated to Medtech during the three months ended March 26, 2010.

All open customer orders were transferred to Altor upon disposition.  We have had no material continuing involvement with Medtech.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Divestitures, continued

MEMS: During 2008, we divested our microelectromechanical systems (“MEMS”) microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the net assets of MEMS.  To reflect MEMS’ net assets at their net sales proceeds, we recorded a $2.7 million charge during 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

MEMS net sales and loss before income taxes for the three months ended March 26, 2010 and March 27, 2009, respectively, were as follows (in thousands):

	March 26, 2010	March 27, 2009
Net sales	$14	$227
Loss before income taxes	(249)	(5,161)

During 2010, MEMS is contractually obligated to fulfill an immaterial amount of customer orders and incurred administrative expenses associated with the closure of the business.  There are currently no third party assets or liabilities that remain on our Consolidated Balance Sheet as of March 26, 2010.

(3)	Inventory

Inventory consisted of the following (in thousands):

	March 26,	December 25,
	2010	2009
Finished goods	$16,080	$17,772
Work in process	7,121	6,101
Raw materials and supplies	15,830	15,804
	$39,031	$39,677

(4)	Goodwill and Other Intangible Assets

We assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, stock price and other significant negative economic trends.

We also perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of the recorded goodwill is impaired.  The impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we would perform the second step of the impairment test that requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units, which are our legacy Electronics unit, including our power and network groups but excluding a component of our connector product line known as FRE, our wireless group and FRE.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and Other Intangible Assets, continued

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than only using an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter each year.  However, estimated future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed separately from our annual review.  The growth rates we use are an estimate of the future growth in the industries in which we participate, and are adjusted, if necessary, for issues specific to our business and our position in our industry.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in our actual and forecasted sales and a decrease in the operating profit of our wireless group, we performed step one of the goodwill impairment test as of March 26, 2010.  This unexpected business decline became known to us at the end of the first quarter of 2010 in conjunction with the preparation of our Consolidated Financial Statements.  Our wireless group did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to the wireless group’s goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of the forecasted decline in our wireless group's operating results.

Changes in the carrying amount of goodwill for the three months ended March 26, 2010 were as follows (in thousands):

Balance at December 25, 2009:
Goodwill	$86,839
Accumulated impairment losses	(70,982)
Goodwill, net	$15,857

Changes in the carrying amount of goodwill:
Goodwill impairment	$(14,620)
Currency translation adjustment	(1,237)
Net changes in the carrying amount of goodwill	$(15,857)

Balance at March 26, 2010:
Goodwill	$85,602
Accumulated impairment losses	(85,602)
Goodwill, net	$--

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and Other Intangible Assets, continued

Other intangible assets as of March 26, 2010 were as follows (in thousands):

	March 26,	December 25,
	2010	2009
Intangible assets subject to amortization (definite lives):
Technology	$6,163	$6,620
Customer relationships	3,300	25,903
Other	1,760	1,746
Total	$11,223	$34,269

Accumulated amortization:
Technology	$(1,996)	$(1,924)
Customer relationships	(1,534)	(11,150)
Other	(467)	(797)
Total	$(3,997)	$(13,871)

Net intangible assets subject to amortization	$7,226	$20,398

Intangible assets not subject to amortization (indefinite lives):
Tradename	$2,910	$2,910

Other intangibles, net	$10,136	$23,308

As a result of a severe decline in our wireless group’s actual and expected sales and forecasted operating profit, we performed a recoverability test on a customer relationship intangible asset as of March 26, 2010.  The analysis resulted in a $11.5 million impairment to one of our wireless group’s customer relationships.

Continuing operations amortization expense was approximately $0.9 million for both the three months ended March 26, 2010 and March 27, 2009.  The weighted average life of our finite intangible assets is approximately 6.3 years as of March 26, 2010.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2011	$1,189
2012	$1,009
2013	$1,009
2014	$538
2015	$538

(5)	Income taxes

At March 26, 2010, we had approximately $21.5 million of unrecognized tax benefits, $17.6 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

Our practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of March 26, 2010, we have $1.0 million accrued for interest and/or penalties related to uncertain income tax positions.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)	Income taxes, continued

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2005 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

Our effective tax rate for the three months ended March 26, 2010 was 5.7%, which is lower than our estimated effective tax rate for the full year.  The first quarter effective rate reflects the tax effect of the goodwill and intangible asset impairments recorded in the first quarter of 2010 and losses incurred in entities and jurisdictions for which we do not anticipate realizing any future tax benefits.

(6)	Defined benefit plans

Our net periodic benefit expense was less than $0.1 million for the three months ended March 26, 2010 and was approximately $0.3 million for the three months ended March 27, 2009. Our net periodic expense is expected to be approximately $0.2 million for the 2010 fiscal year.  In the three months ended March 26, 2010, we contributed less than $0.1 million to our principal defined benefit plans. The disposition of the remaining Electrical business in Europe and Asia will result in the acceleration of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan. Including these accelerated benefit payments, we expect to contribute approximately $4.5 million in the 2010 fiscal year.   However, the exact contribution is not determinable until the date of the contribution due to changing factors, such as the applicable interest rate and actual return on investments.

(7)	Commitments and Contingencies

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business.  We have and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

(8)	Debt

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

The convertible notes are senior unsecured obligations and are equal in right of payment with our senior unsecured debt, but senior to any subordinated debt.  Further, these convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and other liabilities and commitments of our subsidiaries.

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

The credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  The amount outstanding under our credit facility as of March 26, 2010 was $76.7 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  Each covenant requires the calculation of a rolling four quarter EBITDA according to the definition prescribed by our credit agreement.

The leverage covenant requires our total debt outstanding, excluding the senior convertible notes, to not exceed 3.0 times EBITDA as of March 2010, and 2.75 times EBITDA for each period thereafter.

The fixed charges covenant requires that our EBITDA be equal to or greater than 1.5 times our total fixed charges, as defined by the credit agreement.

The fee on the unborrowed portion of the commitment ranges from 0.225% to 0.450% of the total commitment, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Commitment fee percentage
Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%
Less than 3.25	0.375%
Less than 3.75	0.400%
Greater than 3.75	0.450%

The interest rate for each currency’s borrowing is a combination of the variable base rate for that currency plus a credit margin spread.

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

As of March 26, 2010 we were in compliance with the covenants of our outstanding credit agreement.

The weighted-average interest rate, including the credit margin spread, was approximately 3.5% as of March 26, 2010.

The credit agreement limits our annual cash dividends to $5.0 million.  Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

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

We had three standby letters of credit outstanding at March 26, 2010 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

(9)	Stock-Based Compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options. The following table presents the amount of stock-based compensation expense (income) included in the Consolidated Statements of Operations during the three months ended March 26, 2010 and March 27, 2009 (in thousands):

	March 26, 2010	March 27, 2009
Restricted stock	$468	$	(9)
Stock options	--		--
Total stock-based compensation included in selling, general and administrative expenses	468		(9)
Income tax (benefit) expense	(164)		3
Total after-tax stock-based compensation expense (income)	$304		$(6)

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Stock-Based Compensation, continued

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

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 25, 2009	330	$11.92
Granted	--	--
Vested	(20)	$4.30
Forfeited/cancelled	(9)	$6.97
Nonvested at March 26, 2010	301	$12.59

As of March 26, 2010, there was approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options:  Stock options are granted at no cost to the employee and, under our plan agreement, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally vest equally over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 25, 2009	82	$17.53
Granted	360	$5.11
Exercised	--	--
Forfeited/cancelled	(3)	$17.55
Outstanding as of March 26, 2010	439	$7.36	--
Exercisable at March 26, 2010	79	$17.53	--

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Stock-Based Compensation, continued

The per share weighted average fair value of stock options granted during the first quarter of 2010 was calculated as $2.77 on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

2010
Dividend yield	2.0%
Volatility	76.2%
Risk-free interest rate	2.32%
Expected life (years)	4.75

During the three months ended March 26, 2010 and March 27, 2009, no stock options were exercised.  Tax benefits from the deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current or prior year net cash provided by operating activities or the net cash used in financing activities as there were no stock options exercised during the three months ended March 26, 2010 or March 27, 2009.  No amounts of stock-based compensation cost have been capitalized into inventory or other assets during the quarters ended March 26, 2010 or March 27, 2009.

(10)	Loss Per Share

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share.  As we had a net loss for both the three months ended March 26, 2010 and March 27, 2009, we did not include any common stock equivalents in the calculation of loss per share. There were approximately 439,000 and 112,000 stock options outstanding as of March 26, 2010 and March 27, 2009, respectively.  Also, we had unvested restricted shares outstanding of approximately 301,000 and 164,000 as of March 26, 2010 and March 27, 2009, respectively.

           The diluted effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to the net earnings for the period, and the total shares that would be converted if the notes were settled at the Consolidated Balance Sheet date are added to the weighted average common shares outstanding.  However, in periods when a loss is incurred or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall dilutive effects of the convertible senior notes are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the three months ended March 26, 2010, the effects of the convertible notes were anti-dilutive due to our net loss.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Loss Per Share, continued

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the three months ended March 26, 2010 and March 27, 2009, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.

Loss per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2010	March 27, 2009
Net loss from continuing operations	$(35,544)	$(73,495)
Loss from discontinued operations	(18,076)	(1,065)
Less: Net earnings (loss) attributable to non-controlling interest	307	(12)
Net loss attributable to Technitrol, Inc.	$(53,927)	$(74,548)

Basic and diluted loss per share:
Shares	40,927	40,809
Continuing operations	$(0.88)	$(1.80)
Discontinued operations	(0.44)	(0.03)
Per share amount	$(1.32)	$(1.83)

(11)	Severance, Impairment and Other Associated Costs

We continue to size and relocate certain operations so that costs are optimally matched to current and anticipated future revenue and unit demand.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent the severance and termination benefits of severed employees, both those directly related to manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We implemented restructuring initiatives during the three months ended March 26, 2010 in order to reduce our cost structure and capacity in certain locations.

During the three months ended March 26, 2010, we determined that approximately $26.1 million of our wireless group’s goodwill and identifiable intangible assets were impaired.  Refer to Note 4 for further details.  Additionally, we incurred a charge of $1.2 million for a number of cost reduction actions approved by management. These charges include severance and related payments of $0.8 million and fixed asset impairments of $0.4 million. The impaired assets primarily include machinery and equipment that is unable to be repaired.

Of the $0.8 million severance charge incurred during the three months ended March 26, 2010, approximately $0.5 million related to our North American operations, which was both initiated and completed in the first quarter of 2010.  Also, approximately $0.5 million related to a program that was initiated in the first quarter of 2010 to reorganize our wireless group’s operations in Finland and China in order to match the expected demand of the group.  Partially offsetting these accruals was a $0.2 million adjustment related to the transfer of production operations from our facilities in Europe and North Africa to China which began in 2007.  This adjustment related to finalized severance agreements that were the result of the nearing completion of this restructuring program.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, Impairment and Other Associated Costs, continued

The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

Balance accrued at December 25, 2009	$1.4

Expensed during the three months ended March 26, 2010	1.2
Severance payments	(0.7)
Other associated costs	(0.1)
Fixed asset impairments and currency translation adjustments	(0.5)

Balance accrued at March 26, 2010	$1.3

(12)	Financial Instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage foreign currency risk. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the three months ended March 26, 2010, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations in our operations in the Peoples Republic of China (“PRC”).  At March 26, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $10.7 million, to receive Chinese renminbi.   The fair value of these forward contracts was an asset of $0.6 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  For the three months ended March 26, 2010 and March 27, 2009, no financial instruments were designated as hedges.

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in thousands):

Consolidated Balance Sheets (Asset /(liability) derivative)
		March 26,	December 25,
Derivatives	Classification	2010	2009
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.6	$--
Foreign exchange forward contracts	Accrued expenses and other current liabilities	--	(0.2)

Total		$0.6	$(0.2)

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial Instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in thousands):

Consolidated Statements of Operations (Unrealized/realized gains/(losses))
		Three Months Ended
		March 26,	March 27,
Derivatives	Classification	2010	2009
Foreign exchange forward contracts	Other income, net	$0.8	$0.1
Total		$0.8	$0.1

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of March 26, 2010 (in millions):

	March 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$7.7	$7.7	$--	$--
Other (2)	0.6	--	0.6	--
Total	$8.3	$7.7	$0.6	$--

(1)	Amounts include grantor trust investments in our Consolidated Balance Sheet.
(2)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial Instruments, continued

We do not currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventory, and our financial liabilities, including accounts payable and accrued expenses, are exposed to interest rate, credit and foreign currency risk.  We have policies relating to these financial instruments and their associated risks and monitor compliance with these policies.  All of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.

(13)	Business Segment Information

For the three months ended March 26, 2010 and March 27, 2009, there were immaterial amounts of intersegment revenues eliminated in consolidation. During the second quarter of 2009, the basis for determining segment financial information changed due to the classification of our Electrical segment as a held-for-sale discontinued operation.  We currently have one reportable segment, Electronics.  As a result, segment disclosures required under ASC Topic 280 are no longer necessary.  We will continue to disclose enterprise-wide information in our Annual Report on Form 10-K to the extent required.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 25, 2009 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Our Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 25, 2009 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

•	Inventory valuation;
•	Divestiture accounting;
•	Purchase accounting;
•	Goodwill and identifiable intangibles;
•	Income taxes;
•	Defined benefit plans;
•	Contingency accruals; and
•	Severance, impairment and other associates costs.

Actual results could differ from these estimates as described in our significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 25, 2009.

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

We have three primary product lines. Our network products include connectors, filters, chokes and other magnetic components. Our wireless products include handset antenna products, non-cellular wireless and automotive antenna products and mobile speakers and receivers.  Our power products include power and signal transformers, automotive coils and military and aerospace products and other power magnetic products.

Net sales for our primary product lines for the three months ended March 26, 2010 and March 27, 2009 were as follows (in thousands):

	March 26, 2010	March 27, 2009
Network	$43,374	$36,208
Power	25,480	27,844
Wireless	24,006	35,921
Net sales	$92,860	$99,973

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

We believe our focus on technology and other strategic investments provides us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in demand for our products, thus negatively impacting our financial performance.  Also, we may decide to divest portions of our business or to complete cost reduction programs to improve our financial performance.

Technology and Strategic Investments.  Our products must evolve along with changes in technology, changes in availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements occasionally impact the design and functionality of our products. We address these conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving existing products and improving our manufacturing processes.  If we determine that our manufacturing processes would benefit from capital investment, we may also allocate resources to fund future expansion of the property, plant and equipment used in these processes.

Cost Reduction Programs. We continue to aggressively size our operations so that capacity is optimally matched to current and anticipated future revenues and unit demand. Future expenses associated with these programs will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel at certain locations have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. Also, we’ve had depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  We have also reduced overhead costs as a result of relocating factories to lower-cost locations.  These savings impact cost of goods sold and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges or changes in operating strategies.

During the three months ended March 26, 2010, we determined that approximately $26.1 million of our wireless group’s goodwill and identifiable intangible assets were impaired. Refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.2 million for a number of cost reduction actions.  These accruals include severance and related payments of $0.8 million and fixed asset impairments of $0.4 million.  The impaired assets primarily include machinery and equipment that is unable to be repaired.

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

Divestitures. We engage in divestitures to streamline our operations, focus on our core businesses, reduce debt and strengthen our financial position.  During 2009, we determined that Electrical met the qualifications to be reported as a discontinued operation in our Consolidated Statement of Operations for all periods presented, and the assets and liabilities of Electrical were considered held for sale and reported as current assets and liabilities on our Consolidated Balance Sheets thereafter.  On January 4, 2010 we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  The remaining Electrical business in Europe and Asia are held for sale as of March 26, 2010.  On June 25, 2009, we divested Electronics’ Medtech components business for approximately $198.3 million, which reflects final working capital and financial indebtedness adjustments agreed to in January 2010.  All of Medtech’s open customer orders were transferred at the date of sale. In April 2009, we divested our MEMS business for an amount immaterial to our Consolidated Financial Statements. We have had no material continuing involvement with the operations of Medtech, MEMS or Electrical’s North American business after each respective sale.

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross margin, operating margin and economic profit as performance measures.  We define economic profit as after-tax operating profit less our cost of capital.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, which reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital management, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, debt-to-EBITDA leverage, cash conversion efficiency and free cash flow.  We define free cash flow as cash flow from operations less capital spending.  Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, product quality and on-time delivery assist our management in monitoring customer satisfaction on an on-going basis.

International Operations. At March, 26, 2010, we had manufacturing operations in five countries, three of which have facilities engaged entirely in operations which we are in the process of divesting.   We produce nearly all of the products of our continuing operations in China and sell the majority of these products to customers in China and other countries in Asia.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. Sales in certain divisions of our wireless and power product groups are denominated primarily in euros and renminbi.  Net earnings may also be affected by the mix of sales and expenses by currency within each group. Also, foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S.

currencies may result in increased exposure to currency fluctuations may result. For example, we experienced approximately $5.9 million in net foreign exchange losses during the three months ended March 26, 2010 due primarily to intercompany transactions between varying currencies. We may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined exchange rate or range of rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with implementing the contracts.  At March 26, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $10.7 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.6 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 815.  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.

Precious Metals.  Electrical uses silver and other precious metals in manufacturing most of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers, except in China where such leasing arrangements are not available. Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits necessary for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

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

Results of Operations

Three months ended March 26, 2010 compared to the three months ended March 27, 2009

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended				Results as %
	March 26,	March 27,	Improve	Change	of net sales
	2010	2009	(Worsen)%		2010	2009
Net sales	$92,860	$99,973	$(7,113)	(7.1)%	100.0%	100.0%
Cost of sales	73,268	77,504	4,236	5.5	(78.9)	(77.5)
Gross profit	19,592	22,469	(2,877)	(12.8)	21.1	22.5

Selling, general and administrative expenses	22,698	22,210	(488)	(2.2)	(24.4)	(22.2)
Severance, impairment and other associated costs	27,327	77,055	49,728	64.5	(29.4)	(77.1)
Operating loss	(30,433)	(76,796)	46,363	60.4	(32.7)	(76.8)

Interest expense, net	(1,349)	(679)	(670)	(98.7)	(1.5)	(0.7)
Other (expense) income, net	(5,904)	3,924	(9,828)	(250.5)	(6.4)	3.9

Loss from continuing operations before income taxes	(37,686)	(73,551)	35,865	48.8	(40.6)	(73.6)

Income tax benefit	(2,142)	(56)	2,086	3725.0	2.3	0.1

Net loss from continuing operations	(35,544)	(73,495)	37,951	51.6	(38.3)	(73.5)

Net loss from discontinued operations	(18,076)	(1,065)	(17,011)	1597.3	(19.5)	(1.1)

Net loss	$(53,620)	$(74,560)	$20,940	28.1%	(57.8)%	(74.6)%

Net Sales. Our consolidated net sales decreased by 7.1% from March 27, 2009 to March 26, 2010 primarily as a result of the decline in sales of our wireless products in the mobile handset sales market caused by the loss of certain business with a major handset OEM customer.  Additionally, net sales of our power products have declined, as many of our customers were purchasing inventory in advance of our production transfer from Europe to Asia during the comparable three months in the prior year.  Partially offsetting the sales decline was an increase in the demand for our network group’s products and higher U.S. dollar reported sales due to higher euro to U.S. dollar currency translation experienced in the first quarter of 2010 versus the comparable period of the prior year.

Cost of Sales.  As a result of lower sales, our cost of sales decreased.  Our consolidated gross margin for the three months ended March 26, 2010 was 21.1% compared to 22.5% for the three months ended March 27 2009.  The decline in our gross margin during the three months ended March 26, 2010 was primarily the result of the inclusion of business interruption insurance proceeds from a 2008 earthquake that occurred in Mianyang China in the results for the three months ended March 27, 2009. Partially offsetting this decrease in gross margin from the first quarter of 2009 were the positive affects of cost-reduction initiatives, price increase initiatives and a better mix of high margin product sales experienced during the three months ended March 26, 2010.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to an increase in stock compensation expenses and legal defense fees related to a patent case.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended March 26, 2010 and March 27, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	7,489	6,900
Percentage of sales	8.1%	6.9%

Included in the March 26, 2010 RD&E expense is approximately $0.7 million of legal expenses resulting from a patent suit.  Without the effects of these additional fees, our RD&E as a percentage of sales was approximately 7.3%.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the three months ended March 26, 2010, we determined that approximately $26.1 million of our wireless group’s goodwill and identifiable intangible assets were impaired.  Refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.2 million for a number of cost reduction actions.  These accruals include severance and related payments of $0.8 million and fixed asset impairments of $0.4 million.  The impaired assets primarily include machinery and equipment that is unable to be repaired.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible Senior Notes we issued during the fourth quarter of 2009. Partially offsetting this increase was lower interest due to lower debt levels outstanding under our credit facility held during the three months ended March 26, 2010. Interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis for the first quarters of 2010 and 2009, based upon the debt expected to be repaid from the disposition of our discontinued operations as compared to our total debt outstanding.

Other.  Net other expense is primarily attributable to net foreign exchange losses of approximately $5.9 million realized during the three months ended March 26, 2010.  We realized foreign exchange gains of approximately $3.9 million during the comparable period of 2009.  The increase in foreign exchange losses was due to the affects of the overall strengthening of the U.S. dollar to euro during the first three months of 2010 as compared to a weakening of the U.S. dollar to euro in the same period of 2009.

Income Taxes.  The effective tax rate for the three months ended March 26, 2010 was a tax benefit of 5.7% compared to a tax benefit of 0.1% for the three months ended March 27, 2009.  The increase in the effective tax benefit is primarily due to lower goodwill impairment charges in 2010, as compared to those realized in 2009, as we did not recognize any benefit on these impairments.

Discontinued Operations.  Net loss from discontinued operations was approximately $18.1 million during the three months ended March 26, 2010 as compared to a loss of approximately $1.1 million in the three months ended March 27, 2009.  The increased loss from discontinued operations in the first quarter of 2010 as compared to the same period in 2009 is attributable to an additional write down of Electrical’s remaining operations to their estimated net proceeds.

A summary of our net (loss) earnings from each of our discontinued operations for the three months ended March 26, 2010 and March 27, 2009 is as follows (in thousands):

	March 26, 2010	March27, 2009
Electrical	$(17,597)	$(2,204)
Medtech	(230)	5,009
MEMS	(249)	(3,870)
Total	$(18,076)	$(1,065)

Business Outlook

Our net sales and customer and product mix significantly impacts our gross margin, net income, EBITDA and the cash available to repay our debt outstanding.  Specifically, we are experiencing a surge of demand for our network products which began in the second half of 2009 and continues into 2010.   However, our ability to meet this demand has been constrained by capacity issues in the PRC resulting from tight labor markets.  We continue to vigorously address this issue by increasing our capacity through varying means, including the use of contract labor and other temporary staff as well as the expansion of our own workforce.  In addition, a significant portion of our handset antenna business continues to transition away from sales to a large original equipment manufacturer (“OEM”) customer seeking to either internally produce full handset modules or purchase full handset modules from one of several contract equipment manufacturers (“CEMS”). Accordingly, we are adjusting our marketing and engineering efforts for our wireless products in order to significantly increase our support for those OEMs who have not embraced this sourcing change to promote revenue streams from a more diverse base of customers.

Considering the business issues mentioned above, and other risks inherent in our business, while taking into account our significant reduction of debt as a result of divestitures, we believe we have ample liquidity to fund our business requirements.  This belief is based on our current balances of cash and cash equivalents, our history of positive operating cash flows from continuing operations, including $4.6 million for the three months ended March 26, 2010, and access to our multi-currency credit facility.  Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA as defined by our credit agreement.  If we are not able to maintain the EBITDA level required relative to our senior secured debt or fixed charges, we would default on our covenants.  At March 26, 2010, we were in compliance with all covenants of our credit agreement.  We have substantially decreased our borrowings from the credit facility through the issuance of $50.0 million of convertible senior notes in December 2009, which are not subject to the covenant calculations per our credit agreement.  Accordingly, we believe that we will continue generating sufficient EBITDA and free cash flows in the foreseeable future to remain compliant with our debt covenants.

Liquidity and Capital Resources

We have presented all assets and liabilities of Electrical as current due to their classification as held for sale.  Such classification resulted in approximately $7.7 million of assets and $0.2 million of liabilities to be classified as current which would otherwise be considered long-term.

Including assets and liabilities held for sale, working capital as of March 26, 2010 was $92.2 million, compared to $121.3 million as of December 25, 2009.  This $29.1 million decrease was primarily due to the sale of the North American operations of Electrical, the writedown of the remaining Electrical operations in Europe and Asia to their estimated proceeds and an overall decrease in cash and cash equivalents, which was partially offset by a decrease in accounts payable. Cash and cash equivalents, which are included in working capital, decreased from $39.7 million as of December 25, 2009 to $29.0 million as of March 26, 2010, mainly due to the final settlement of the Medtech proceeds and working capital requirements of our discontinued operations, which, due to an increase in demand, have grown in the near term.

We present our statement of cash flows using the indirect method.  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business’ cash flow than items such as cash receipts from the sale of goods, which would appear using the direct method.  Cash flows from discontinued operations have been separated from continuing operations and are disclosed in aggregate by each cash flow activity.

Net cash provided by operating activities was $4.6 million for the three months ended March 26, 2010 as compared to $6.7 million in the comparable period of 2009, a decrease of $2.1 million. The decrease is primarily a result of higher net operating losses, excluding goodwill and intangible asset impairments, incurred in the first quarter of 2010 as compared to the same period of 2009.  Partially offsetting the effect of a higher net loss was a net increase in cash provided by working capital changes in the first three months of 2010 as compared to 2009, caused by an overall emphasis in improving cash management.

Capital expenditures were $0.4 million during both the three months ended March 26, 2010 and the three months ended March 27, 2009. We make capital expenditures to expand production capacity and to improve our operating efficiency.  We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We used $1.0 million for dividend payments during the three months ended March 26, 2010.  On February 4, 2010, we announced a quarterly cash dividend of $0.025 per common share, payable on April 16, 2010 to shareholders of record on April 2, 2010.  The quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the second quarter of 2010.  We expect to make quarterly dividend payments in the foreseeable future, and expect total cash payments for dividends to be approximately $4.1 million in 2010.

We may be required to contribute approximately $4.5 million to our principal defined benefit plans during our 2010 fiscal year, contingent upon the disposition of Electrical’s remaining business.

On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  The net proceeds were applied to the outstanding debt under our credit facility.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business.  We have and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

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

Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt and fixed charges compared to our rolling twelve-month EBITDA.  If we are not able to maintain the required EBITDA levels relative to our total debt or fixed charges, we would default on our covenants.  We were in compliance with all covenants of our credit agreement in effect as of March 26, 2010.  As of March 26, 2010, we had $76.7 million of total outstanding borrowings under our credit facility. Refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements for further details.

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our June 15, 2010 payment. We expect to pay $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $3.0 million in 2009, which have been deferred and will be amortized over the life of the notes.   Refer to Note 8 for further details.

We had three standby letters of credit outstanding as of March 26, 2010 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

Electrical uses silver and other precious metals in manufacturing some of its electrical contacts, contact materials and contact subassemblies. Historically, Electrical has leased or held these materials through consignment-type arrangements with its suppliers except in China where such leasing arrangements are not available.  Leasing and consignment costs have typically been lower than the costs to borrow funds to purchase the metals and, more importantly, these arrangements eliminate the effects of fluctuations in the market price of owned precious metal and enable Electrical to minimize its inventories. Electrical’s terms of sale generally allow it to charge customers for precious metal content based on the market value of precious metal on the day after shipment to the customer.  Suppliers invoice Electrical based on the market value of the precious metal on the day after shipment to the customer as well.  Thus far, Electrical has been successful in managing the costs associated with its precious metals. While limited amounts are purchased for use in production, the majority of precious metal inventory continues to be leased or held on consignment. If leasing or consignment costs increase significantly in a short period of time, and Electrical is unable to recover these increased costs through higher sales prices, a negative impact on Electrical’s results of operations and liquidity may result. Leasing and consignment fee increases are caused primarily by increases in interest rates or volatility in the price of the consigned material.  Similarly, if Electrical is unable to maintain the necessary bank commitments and credit limits necessary for its precious metal leasing and consignment facilities, or obtain alternative facilities on a timely basis, Electrical may be required to finance the direct purchase of precious metals, reduce its production volume or take other actions that could negatively impact its financial condition and results of operations.

Electrical had commercial commitments outstanding at March 26, 2010 of approximately $86.4 million due under precious metal consignment-type leases.  This represents a decrease of $27.0 million from the $113.4 million outstanding as of December 25, 2009 and is attributable to the sale of Electrical’s North American operations, other volume decreases and lower silver prices.

The principal material change in our contractual obligations during the three months ended March 26, 2010 was the elimination of any obligations related to our former North American operations at Electrical.

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

Our retained earnings are free from legal or contractual restrictions as of March 26, 2010, with the exception of approximately $30.2 million of subsidiary retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

Please see Note 1 to the Notes to Unaudited Consolidated Financial Statements beginning on page 7 for a description of new and recently adopted accounting pronouncements.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 25, 2009.

Item 4:  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 26, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the three months ended March 26, 2010 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

A company’s internal control over financial reporting is a process designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding  prevention or  timely detection  of unauthorized  acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

We are a party to the legal proceeding discussed below and subject to other legal proceedings and claims that have arisen in the ordinary course of business.  We have and may continue to incur significant costs in defending or settling legal matters.  The results of legal proceedings cannot be predicted.  Should we fail to prevail in any of these legal matters or should several legal matters be resolved against us in the same reporting period, our results, available cash or borrowing capacity could be adversely affected.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The plaintiff claims that we infringed certain US patents related to an electronic surface mount package and is seeking injunctive relief and unspecified damages.  We have filed counter-claims against the plaintiff for infringing certain of our patents.

Item 1a	Risk Factors

Risk Factors are on page 33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Other Information	None

Item 5	Exhibits

(a) Exhibits

The Exhibit Index is on page 42

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

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes.  Improving performance and reducing costs for our customers requires continual development of new products and/or improvements to the components of our products.  Our inability to react quickly and efficiently to changes in technology, standards or customer needs may decrease our sales or margins.

If our inventory becomes obsolete, our future performance and operating results will be adversely affected.

The life cycles of our products depend heavily upon the life cycles of the end products into which our products are designed.  Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of inventory reserves for obsolete or excess inventory.

An inability to capitalize on our prior or future acquisitions or our decisions to strategically divest our current businesses may adversely affect our business.

We have completed numerous acquisitions in the past and we continually seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and goodwill and other intangibles, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2010 and 2009.

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

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions may:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	increase our debt and leverage;
•	unduly burden our other resources; and
•	result in an inability to maintain our historical standards, procedures and controls, which mayresult in non-compliance with external laws and regulations.

Alternatively, we may also consider making strategic divestitures, which may also:

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

Our historical practice has been to rapidly integrate acquisitions into our existing business and to report financial performance on a company-wide level.  As a result of this practice, we do not separately track the standalone performance of acquisitions after the date of the transaction.  Consequently, investors cannot quantify the financial performance and success of any individual acquisition or our consolidated financial performance and success excluding the impact of such acquisitions.  In addition, our practice of rapidly integrating acquisitions into our financial results may limit the ability of investors to analyze any trends in our operating results over time.

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

If we do not effectively manage our business when facing fluctuations in the size of our organization, our business may be disrupted.

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

Uncertainty in demand for our products may adversely affect our results of operations and financial condition.

We have very little visibility into our customers’ future purchasing patterns and are highly dependent on our customers’ forecasts. However, these forecasts are non-binding and can often significantly change.  Given the fluctuation in growth rates and the occasional cyclicality of demand for our products, as well as our reliance on our customer’s forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs and our raw material and working capital requirements.

Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits or cash flows.

A decrease in the availability of our key raw materials could adversely affect our profit margins.

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

Electrical’s results of operations and liquidity may be negatively impacted if it is unable to:

•	enter into new leasing or consignment arrangements with similarly favorable terms after its existing agreements terminate;
•	recover increased leasing or consignment costs through an increase in prices;
•	pass through higher base metal costs to its customers; or
•	comply with existing leasing or consignment obligations.

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

We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthened compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited derivative transactions, including foreign currency exchange contracts which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

Within countries in which we operate, particularly China, we sometimes shift our operations from one region to another in order to maximize manufacturing and operational efficiency. We may open or close one or more additional factories in the future to promote such efficiency. This could entail significant earnings charges and cash payments to account for severance, asset impairments, write-offs, write-downs, moving expenses, start-up costs and initial production inefficiencies, as well as certain adverse tax consequences including the loss of specialized tax incentives, non-deductible expenses or value-added tax consequences.

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

Our retained earnings are free from legal or contractual restrictions, with the exception of approximately $30.2 million of subsidiary retained earnings as of March 26, 2010, primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.  The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation.

Losing the services of our executive officers or other highly qualified and experienced employees could adversely affect our businesses.

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

As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks.  However, not all risks are insurable, and those that are insured differ in covered amounts by type of risk, end market and customer location. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to write comparable coverage at similar costs, or if we are not fully insured for a particular risk in a particular place, then we may be subject to increased costs of uninsured or under-insured losses which may adversely affect our operating results.

Also, our components, modules and other products are used in a broad array of representative end products.  If our insurance program does not adequately cover liabilities arising from the direct use of our products or liabilities that arise due to our products being used in customers’ products, we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

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

We were in compliance with the covenants of our credit agreement as of March 26, 2010.  Outstanding borrowings against this agreement, which allows for a maximum facility of $100.0 million, were $76.7 million at March 26, 2010.  In addition to the debt outstanding under our credit agreement, we issued $50.0 million of convertible senior notes during the fourth quarter of 2009.  We believe the severe economic and credit crisis that began in late 2008 and continued into 2009 and 2010 has resulted in these borrowings having a significant adverse affect on our share price.  Our share price may continue to be depressed until our leverage or financial position improves.

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

We are subject to market risk exposure related to changes in interest rates.  To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments. We do not expect changes in interest rates to have a material effect on our income or cash flows for the foreseeable future, although there can be no assurances that interest rates will not significantly change or that our results would not be negatively affected by such changes.

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

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management’s attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us. For example, it may cause us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

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

The slowdown in economic activity in 2008 and 2009 caused by the recession and the reduced availability of liquidity and credit has adversely affected our business.   Difficult financial and economic conditions may adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform according to their commitments to us.

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

Exhibit Index, continued

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

10.24	Employment Agreement between Technitrol, Inc. and Daniel M. Moloney dated March 22, 2010 (incorporated by reference to Exhibit 10.24 to our Form 8-K dated March 22, 2010).

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the nine months ended September 28, 2007).

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.28	Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008 (incorporated by reference to Exhibit 10.28 to our Form 10-Q for the nine months ended September 26, 2008).

10.29	Letter Agreement among Technitrol Inc., Pulse Engineering, Inc. and Alan H. Benjamin dated July 22, 2009 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated August 7, 2009).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.
(Registrant)

May 4, 2010	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)