Form 10-Q
period 2010-06-25
TECHNITROL, INC.
filed 2010-08-03
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended June 25, 2010, or

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
Yes ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 3, 2010:
41,480,071

PART I.  FINANCIAL INFORMATION

Item 1:	Financial Statements

Technitrol, Inc. and Subsidiaries
Consolidated Balance Sheets

In thousands

	June 25,	December 25,
Assets	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$31,850	$39,707
Accounts receivable, net	76,854	70,237
Inventory	39,449	39,677
Prepaid expenses and other current assets	27,003	19,832
Assets of discontinued operations held for sale	65,234	84,672
Total current assets	240,390	254,125

Long-term assets:
Property, plant and equipment	113,776	134,660
Less accumulated depreciation	79,605	94,256
Net property, plant and equipment	34,171	40,404
Deferred income taxes	35,399	34,700
Goodwill	--	15,857
Other intangibles, net	6,973	23,308
Other assets	9,669	11,517
	$326,602	$379,911

Liabilities and Equity
Current liabilities:
Accounts payable	$58,701	$49,614
Accrued expenses and other current liabilities	60,664	58,333
Liabilities of discontinued operations held for sale	26,121	24,905
Total current liabilities	145,486	132,852

Long-term liabilities:
Long-term debt	76,650	81,000
Convertible senior notes	50,000	50,000
Deferred income taxes	8,937	12,288
Other long-term liabilities	35,942	36,524

Equity:
Technitrol, Inc. shareholders’ (deficiency) equity:
Common stock and additional paid-in capital	220,932	222,139
Retained loss	(248,048)	(194,257)
Accumulated other comprehensive earnings	25,045	28,304
Total Technitrol, Inc. shareholders’ (deficiency) equity	(2,071)	56,186
Non-controlling interest	11,658	11,061
Total equity	9,587	67,247
	$326,602	$379,911

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Net sales	$116,473	$92,071	$209,333	$192,044
Cost of sales	85,605	68,647	158,873	146,151
Gross profit	30,868	23,424	50,460	45,893

Selling, general and administrative expenses	24,689	20,894	47,387	43,104
Severance, impairment and other associated costs	3,767	3,193	31,094	80,248
Operating profit (loss)	2,412	(663)	(28,021)	(77,459)

Other (expense) income:
Interest expense, net	(1,272)	(655)	(2,621)	(1,334)
Other (expense) income, net	(1,625)	(2,031)	(7,529)	1,893
Total other (expense) income	(2,897)	(2,686)	(10,150)	559

Loss from continuing operations before income taxes	(485)	(3,349)	(38,171)	(76,900)

Income tax expense (benefit)	1,997	1,544	(145)	1,488

Net loss from continuing operations	(2,482)	(4,893)	(38,026)	(78,388)

Net earnings (loss) from discontinued operations	2,908	(103,100)	(15,168)	(104,165)

Net earnings (loss)	426	(107,993)	(53,194)	(182,553)

Less: Net earnings attributable to non-controlling interest	290	111	597	99

Net earnings (loss) attributable to Technitrol, Inc.	$136	$(108,104)	$(53,791)	$(182,652)

Amounts attributable to Technitrol, Inc. common shareholders:
Net loss from continuing operations	$(2,772)	$(5,004)	$(38,623)	$(78,487)
Net earnings (loss) from discontinued operations	2,908	(103,100)	(15,168)	(104,165)
Net earnings (loss)	$136	$(108,104)	$(53,791)	$(182,652)

Per share data:
Basic earnings (loss) per share:
Net loss from continuing operations	$(0.07)	$(0.12)	$(0.94)	$(1.92)
Net earnings (loss) from discontinued operations	0.07	(2.53)	(0.37)	(2.56)
Net earnings (loss)	$0.00	$(2.65)	$(1.31)	$(4.48)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.07)	$(0.12)	$(0.94)	$(1.92)
Net earnings (loss) from discontinued operations	0.07	(2.53)	(0.37)	(2.56)
Net earnings (loss)	$0.00	$(2.65)	$(1.31)	$(4.48)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Six Months Ended
	June 25,	June 26,
	2010	2009
Cash flows from operating activities - continuing operations:
Net loss	$(53,194)	$(182,553)
Loss from discontinued operations	15,168	104,165
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,826	9,236
Goodwill and intangible asset impairment, net of income taxes	27,963	70,982
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	(8,725)	2,741
Inventory	(1,300)	10,030
Prepaid expenses and other current assets	374	(57)
Accounts payable and accrued expenses	25,943	(799)
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	(476)	2,293
Other, net	188	(1,313)

Net cash provided by operating activities	15,767	14,725

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	1,245	207,809
Capital expenditures	(3,195)	(587)
Purchases of grantor trust investments available for sale	--	(2,170)
Proceeds from sale of property, plant and equipment	19	748
Foreign currency impact on intercompany lending	(7,471)	(3,582)

Net cash (used in) provided by investing activities	(9,402)	202,218

Cash flows from financing activities – continuing operations:
Long-term borrowings	10,000	--
Principal payments on long-term debt	(14,350)	(209,000)
Dividends paid	(2,062)	(4,611)

Net cash used in financing activities	(6,412)	(213,611)

Net effect of exchange rate changes on cash from continuing operations:	186	3,612

Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(7,651)	5,064
Net cash used in investing activities	(924)	(22,197)
Net effect of exchange rate changes on cash	579	190

Net decrease in cash and cash equivalents from discontinued operations	(7,996)	(16,943)

Net decrease in cash and cash equivalents	(7,857)	(9,999)
Cash and cash equivalents at beginning of period	39,707	41,401
Cash and cash equivalents at end of period	$31,850	$31,402

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity

Six Months Ended June 25, 2010

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other comprehensive income	Non- controlling interest	Total equity	Comprehensive loss
	Shares	Amount
Balance at December 25, 2009	41,242	$222,139	$(194,257)	$28,304	$11,061	$67,247
Stock options, awards and related compensation	238	862	--	--	--	862
Dividends declared ($0.025 per share)	--	(2,069)	--	--	--	(2,069)
Net loss	--	--	(53,791)	--	597	(53,194)	$(53,194)
Currency translation adjustments	--	--	--	(3,052)	--	(3,052)	(3,052)
Unrealized holding losses on securities	--	--	--	(207)	--	(207)	(207)
Comprehensive loss							$(56,453)
Balance at June 25, 2010	41,480	$220,932	$(248,048)	$25,045	$11,658	$9,587

See accompanying Notes to Unaudited Consolidated Financial Statements.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

Technitrol, Inc. is a global producer of precision-engineered electronic components and modules. We sometimes refer to Technitrol, Inc. as “Technitrol”, “we” or “our.”  We believe we are a leading global producer of electronic components and modules in the primary markets we serve, based on our estimates of the annual revenues in our primary markets and our share of those markets relative to our competitors.  Our electronic components and modules are used in virtually all types of electronic products to manage, transmit and regulate electronic signals and power, making them critical to the functioning of our customer’s end product.

Our Consolidated Financial Statements include the accounts of Technitrol, Inc. and all of our subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of Technitrol, Inc. and its consolidated subsidiaries, refer to Note 1 of the Notes to Consolidated Financial Statements included in Technitrol, Inc.’s Form 10-K filed for the year ended December 25, 2009.

During 2009, we announced our intention to explore monetization alternatives with respect to our former Electrical Contract Products segment or Electrical, as we refer to it, or AMI Doduco, as it is known in its markets.  This former segment is now a discontinued operation and is classified as held for sale in our Consolidated Financial Statements.   As a result, we currently operate our business in a single segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  Our discontinued operations also include our former Medtech components business (“Medtech”) and microelectromechanical systems (“MEMS”) microphone business.  The results from our discontinued operations are presented in a single line on our Consolidated Statements of Operations for all periods presented.

The results for the six months ended June 25, 2010 and June 26, 2009 have been prepared by our management without audit by our independent auditors. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 25, 2010 are not necessarily indicative of annual results.

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

In January, 2010, FASB issued an ASU to clarify the change in ownership guidance and to expand the required disclosures for the deconsolidation of a subsidiary.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

In May 2009, FASB issued an Accounting Standards Codification (“ASC”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This ASC was effective for interim or fiscal periods ending after June 15, 2009.  In December 2009, FASB amended this ASC to not require disclosure of the dates at which subsequent events were evaluated unless the filing is for restated financial statements.  In February 2010, FASB further amended this ASC to not require disclosure of the dates at which subsequent events were evaluated for all SEC filers, including financial restatements.  We have adopted these provisions.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

New accounting pronouncements

In October 2009, FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements. The update provides guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect that this ASU may have on our Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

(2)	Divestitures

Electrical:  In 2009, our board of directors approved a plan to divest our Electrical Contact Products Group (“Electrical”).  Electrical produces a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  On January 4, 2010, we divested the North American operations of Electrical for an amount immaterial to our Consolidated Financial Statements. We entered into an agreement of sale for the remaining operations of Electrical on July 30, 2010.  Refer to Note 14, Subsequent events, for further details.  As of June 25, 2010, Electrical’s remaining assets and liabilities were classified as held for sale. We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and earnings (loss) before income taxes for the three and six months ended June 25, 2010 and June 26, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales	$78,191	$55,800	$149,040	$114,424
Earnings (loss) before income taxes	2,561	(57,522)	(15,914)	(60,624)

Electrical’s earnings (loss) before income taxes includes a write down of Electrical’s European and Asian net assets to the net proceeds we anticipated receiving on the completion of the sale and interest expense allocated pro-rata based upon the debt expected to be retired from the Electrical disposition.  These charges were approximately $0.4 million and $21.2 million for the three and six months ended June 25, 2010, respectively.  Similar charges were $53.8 million and $54.6 million for the three and six months ended June 26, 2009, respectively, which also included an estimate of the settlement of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan that will likely be accelerated by the sale of the remaining Electrical business.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Divestitures, continued

The following table summarizes Electrical’s assets and liabilities that are held for sale as of June 25, 2010 (in millions):

June 25,
2010
Accounts receivable	$46.5
Inventory	5.5
Prepaid expenses and other current assets	4.7
Total current assets	56.7

Net property, plant and equipment	1.9
Other long-term assets	6.6

Total assets	$65.2

Accounts payable	$12.0
Accrued expenses and other current liabilities	13.9
Total current liabilities	25.9

Other long-term liabilities	0.2

Total liabilities	$26.1

The assets are available for immediate sale in their present condition, subject only to terms that are usual and customary.  Although we continue to manufacture Electrical products, we expect that open customer orders will be transferred to the buyer upon divestiture.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”).  Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam that produced components for the hearing aid and medical device markets.  Our net cash proceeds were approximately $198.3 million in cash, which reflects the initial proceeds received in June 2009 net of the final working capital and financial indebtedness adjustments settled in January 2010.  The net proceeds were used primarily to repay outstanding debt.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and loss before income taxes for the three and six months ended June 25, 2010 and June 26, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales	$--	$26,094	$--	$49,704
Loss before income taxes	(201)	(41,059)	(431)	(35,224)

Medtech’s loss before income taxes for the three and six months ended June 26, 2009 includes a charge recorded to write down our net investment in Medtech to the net proceeds received, interest expense allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition and a charge for the curtailment of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan that was triggered by the Medtech sale. These charges were approximately $37.6 million and $39.8 million for the three and six months ended June 26, 2009.  We incurred no such charges during the three and six months ended June 25, 2010.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Divestitures, continued

All open customer orders were transferred to Altor upon disposition.  We have had no material continuing involvement with Medtech.

MEMS: During 2008, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the net assets of MEMS.  To reflect MEMS’ net assets at their net sales proceeds, we recorded a $2.7 million charge during the first quarter of 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

MEMS net sales and loss before income taxes for the three and six months ended June 25, 2010 and June 26, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net sales	$26	$585	$40	$812
Loss before income taxes	(34)	(1,468)	(283)	(6,629)

During 2010, MEMS is contractually obligated to fulfill an immaterial amount of customer orders and incurred administrative expenses associated with the closure of the business.

(3)	Inventory

At June 25, 2010 and December 25, 2009, inventory consisted of the following (in thousands):

	June 25,	December 25,
	2010	2009
Finished goods	$15,264	$17,772
Work in process	7,720	6,101
Raw materials and supplies	16,465	15,804
	$39,449	$39,677

(4)	Goodwill and other intangible assets

We assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Factors we consider important that could trigger an impairment review include significant adverse changes in the use of any asset, declines in historical or projected operating performance, reductions in our stock price and other significant negative economic trends.

We performed an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment existed, to determine if the carrying amount of the recorded goodwill was impaired.  The impairment review process compared the fair value of each reporting unit where goodwill resided with its carrying value.  If the net book value of the reporting unit exceeded its fair value, we performed the second step of the impairment test that requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge was recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units, which are our legacy Electronics unit, including our power and network groups but excluding a component of our connector product line known as FRE, our wireless group and FRE.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and other intangible assets, continued

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than the use of only an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter each year.  However, estimates of future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed independent of our annual review.  The growth rates we use are an estimate of the future growth in the industries in which we participate and are adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit, we performed step one of the goodwill impairment test in the first quarter of 2010.  This unexpected business decline became known to us at the end of the first quarter of 2010.   Our wireless reporting unit did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to wireless’ goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of the forecasted decline in our wireless group’s operating results.

Changes in the carrying amount of goodwill for the six months ended June 25, 2010 were as follows (in thousands):

Balance at December 25, 2009:
Goodwill	$86,839
Accumulated impairment losses	(70,982)
Goodwill, net	$15,857

Changes in the carrying amount of goodwill:
Goodwill impairment	$(14,620)
Currency translation adjustment	(1,237)
Net changes in the carrying amount of goodwill	$(15,857)

Balance at June 25, 2010:
Goodwill	$85,602
Accumulated impairment losses	(85,602)
Goodwill, net	$--

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Goodwill and other intangible assets, continued

Other intangible assets as of June 25, 2010 were as follows (in thousands):

	June 25,	December 25,
	2010	2009
Intangible assets subject to amortization (definite lives):
Technology	$3,362	$7,420
Customer relationships	3,300	25,903
Other	960	946

Total	$7,622	$34,269

Accumulated amortization:
Technology	$(1,809)	$(2,471)
Customer relationships	(1,652)	(11,150)
Other	(98)	(250)

Total	$(3,559)	$(13,871)

Net intangible assets subject to amortization	$4,063	$20,398

Intangible assets not subject to amortization (indefinite lives):
Tradename	$2,910	$2,910

Other intangibles, net	$6,973	$23,308

As a result of a severe decline in our wireless group’s actual and forecasted sales and operating profit, we performed a recoverability test on a customer relationship intangible asset during the first quarter of 2010, which resulted in an $11.5 million impairment charge to our finite intangible assets.  During the second quarter of 2010, we determined that we will begin to consider alternatives to withdraw from the audio market to further simplify our operations.  As a result, we performed a recoverability test on the intangible assets related to our audio products which resulted in a $3.6 million impairment charge.

Our continuing operations’ amortization expense was approximately $1.4 million and $1.6 million for the six months ended June 25, 2010 and June 26, 2009, respectively.  The decrease in amortization expense is primarily the result of lower amortizing intangibles due to the impairment taken on a customer relationship intangible asset during the first quarter of 2010. The weighted average life of our finite intangible assets is approximately 2.4 years as of June 25, 2010.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2011	$1,068
2012	$888
2013	$650
2014	$17
2015	$17

(5)	Income taxes

At June 25, 2010, we had approximately $24.0 million of unrecognized tax benefits, $20.1 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

Our practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of June 25, 2010, we have $1.1 million accrued for interest and/or penalties related to uncertain income tax positions.

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

Our effective tax rate for the six months ended June 25, 2010 was a benefit of (0.4%), which is lower than our estimated effective tax rate for the full year.  The lower effective tax rate reflects the impact of the goodwill and intangible asset impairment charges recorded in 2010 and the effect of losses incurred in certain jurisdictions where we expect limited tax benefits.

The effective tax rate for the six months ended June 26, 2009 was an expense of 1.9%, which was primarily impacted by the goodwill impairment charge recorded in 2009, as the $71.0 million of goodwill impairment was non-deductible for income tax purposes.  Also, losses were incurred as a result of the divestitures during 2009 that were also not deductible for income tax purposes.

(6)	Defined benefit plans

Our  net  periodic  benefit  expense  was  less  than  $0.1 million and $0.1 million  for the  three and  six  months  ended June 25, 2010,  respectively,  and  was  approximately $0.1 million and $0.4 million for the  three and  six  months  ended  June 26, 2009, respectively.  Our net periodic expense is expected to be approximately $0.2 million for the 2010 fiscal year.   In the six months ended June 25, 2010, we contributed less than $0.1 million to our principal defined benefit plans.  The disposition of the remaining Electrical businesses in Europe and Asia will result in the acceleration of certain retirement plan benefits under the Technitrol, Inc. Supplemental Retirement Plan. Including these accelerated benefit payments, we expect to contribute approximately $4.8 million in the 2010 fiscal year, the majority of which will be funded by the proceeds of the sale of the remaining operations of Electrical.  However, the exact contribution is not determinable until the date of the contribution due to changing factors, such as the applicable interest rate and actual return on investments.

(7)	Commitments and contingencies

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business.  We may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The plaintiff claims that we infringed certain US patents related to an electronic surface mount package and is seeking injunctive relief and unspecified damages.  We have filed counterclaims against the plaintiff for infringing one of our patents.

At this time, we cannot reasonably predict the ultimate outcome of our costs related to these legal matters. However, an unfavorable outcome in the above-referenced lawsuit or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our first payment of approximately $1.7 million on June 15, 2010.  We expect to pay a total of $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $2.6 million in 2009, which has been deferred and will be amortized over the life of the notes.

The convertible notes are senior unsecured obligations and are equal in right of payment with our senior unsecured debt.  Further, these convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and other liabilities and commitments of our subsidiaries.

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

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue our senior convertible notes and restated certain other provisions of our previous agreement.  The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

The credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  The amount outstanding under our credit facility as of June 25, 2010 was $76.7 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  Each covenant requires the calculation of a rolling four quarter EBITDA according to the definition prescribed by our credit agreement.

The leverage covenant requires our total debt outstanding, excluding the senior convertible notes, to not exceed 2.75 times EBITDA.

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

As of June 25, 2010, we were in compliance with the covenants of our outstanding credit agreement.

The weighted-average interest rate, including the credit margin spread, was approximately 3.1% as of June 25, 2010.

The credit agreement limits our annual cash dividends to $5.0 million.  Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations incurred under the credit agreement.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

We had three standby letters of credit outstanding at June 25, 2010 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options. The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and six months ended June 25, 2010 and June 26, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Restricted stock	$442	$523	$910	$514
Stock options	62	--	62	--
Total stock-based compensation included in selling, general and administrative expenses	504	523	972	514
Income tax benefit	(176)	(183)	(340)	(180)
Total after-tax stock-based compensation expense	$328	$340	$632	$334

Restricted stock:   The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued employment requirement has been met. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the shares and are accrued over the vesting period.  If the recipient makes an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award is generally fixed based on the value of the awarded stock on the grant date.  If the recipient does not make the election under Section 83(b), the expense related to the cash award will fluctuate based on the current market value of the shares, subject to the limitations set forth in our restricted stock plan.

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 25, 2009	330	$11.92
Granted	223	$3.76
Vested	(93)	$16.45
Forfeited/cancelled	(9)	$6.97
Nonvested at June 25, 2010	451	$7.04

As of June 25, 2010, there was approximately $1.9 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock options:  Stock options are granted at no cost to the employee and, under the plan agreement, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally vest equally over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Stock-based compensation, continued

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 25, 2009	82	$17.53
Granted	360	$5.11
Exercised	--	--
Forfeited/cancelled	(3)	$17.58
Outstanding as of June 25, 2010	439	$7.35	--
Exercisable at June 25, 2010	79	$17.53	--

The per share weighted average fair value of stock options issued during 2010 was calculated as $2.77 on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

2010
Dividend yield	2.0%
Volatility	76.2%
Risk-free interest rate	2.32%
Expected life (years)	4.75

During the six months ended June 25, 2010 and June 26, 2009, no stock options were exercised. Tax benefits from the deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current or prior year net cash provided by operating activities or the net cash used in financing activities as there were no stock options exercised during the six months ended June 25, 2010 and June 26, 2009.  Also, stock-based compensation costs have not been capitalized into inventory or other assets during the three or six months ended June 25, 2010 and June 26, 2009.

(10)	Earnings (loss) per share

Basic earnings (loss) per share was calculated by dividing our net earnings (loss) by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of stock options, by grant, are greater than the actual stock price as of the end of the period, those common share equivalents will be excluded from the calculation of diluted earnings per share.  There were approximately 20,000 common share equivalents for the three months ended June 25, 2010.  As we had net losses in the six months ended June 25, 2010 and the three and six months ended June 26, 2009, we did not include any common stock equivalents in the calculation of loss per share.  There were approximately 439,000 and 110,000 stock options outstanding as of June 25, 2010 and June 26, 2009, respectively.  Also, we had unvested restricted shares outstanding of approximately 451,000 and 264,000 as of June 25, 2010 and June 26, 2009, respectively.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Earnings (loss) per share, continued

The diluted effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to the net earnings for the period, and the total shares that would be converted if the notes were settled at our Consolidated Balance Sheet date are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the three and six months ended June 25, 2010, the effects of our convertible notes were anti-dilutive and excluded from our per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the three and six months ended June 25, 2010 and June 26, 2009, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net loss from continuing operations	$(2,482)	$(4,893)	$(38,026)	$(78,388)
Net earnings (loss) from discontinued operations	2,908	(103,100)	(15,168)	(104,165)
Less: Net earnings attributable to non-controlling interest	290	111	597	99
Net earnings (loss) attributable to Technitrol, Inc.	$136	$(108,104)	$(53,791)	$(182,652)

Basic earnings (loss) per share:
Shares	40,916	40,799	40,922	40,803
Continuing operations	$(0.07)	$(0.12)	$(0.94)	$(1.92)
Discontinued operations	0.07	(2.53)	(0.37)	(2.56)
Per share amount	$0.00	$(2.65)	$(1.31)	$(4.48)

Diluted earnings (loss) per share:
Shares	40,936	40,799	40,922	40,803
Continuing operations	$(0.07)	$(0.12)	$(0.94)	$(1.92)
Discontinued operations	0.07	(2.53)	(0.37)	(2.56)
Per share amount	$0.00	$(2.65)	$(1.31)	$(4.48)

(11)	Severance, impairment and other associated costs

We continue to simplify our operations and relocate certain operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus our resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent severance and benefits for terminated employees, including both those related to our manufacturing and those providing selling, general and administrative services. The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We implemented restructuring initiatives during the six months ended June 25, 2010 in order to reduce our cost structure and capacity in certain locations.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs, continued

During the six months ended June 25, 2010, we determined that approximately $29.7 million of our wireless group’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Refer to Note 4, Goodwill and other intangible assets, for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions. These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million. The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Of the $1.0 million severance charge incurred during the six months ended June 25, 2010, approximately $0.5 million related to our North American operations, which was both initiated and completed in the first quarter of 2010.  Also, approximately $0.7 million related to a program that was initiated in the first quarter of 2010 to reorganize our wireless group’s operations in Finland and China to match the expected demand of the group.  Partially offsetting these accruals was a $0.2 million adjustment related to the transfer of production operations from our facilities in Europe and North Africa to China which began in 2007.  This adjustment finalized severance agreements that were the result of the completion of this restructuring program.

The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

Balance accrued at December 25, 2009	$1.4

Expensed during the six months ended June 25, 2010	1.0
Severance payments	(1.3)
Other associated costs	(0.2)
Currency translation adjustments	(0.2)

Balance accrued at June 25, 2010	$0.7

(12)	Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risks. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the six months ended June 25, 2010, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations in our operations in the Peoples Republic of China (“PRC”).  At June 25, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $9.9 million, to receive Chinese Renminbi.  The fair value of these forward contracts was an asset of $1.0 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  During the six months ended June 25, 2010 and June 26, 2009, no financial instruments were designated as hedges.

Technitrol, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in thousands):

Consolidated Balance Sheets
(Asset /(liability) derivative)

Derivatives	Classification	June 25, 2010	December 25, 2009
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.0	$--
Foreign exchange forward contracts	Accrued expenses and other current liabilities	--	(0.2)
Total		$1.0	$(0.2)

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in thousands):

Consolidated Statements of Operations
(Unrealized/realized gains/(losses))

		Three Months Ended		Six Months Ended
Derivatives	Classification	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Foreign exchange forward contracts	Other income (expense), net	$0.8	$(0.8)	$1.6	$(0.7)
Total		$0.8	$(0.8)	$1.6	$(0.7)

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of June 25, 2010 (in millions):

	June 25, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$7.2	$7.2	$--	$--
Other (2)	1.0	--	1.0	--
Total	$8.2	$7.2	$1.0	$--

(1)	Amounts include grantor trust investments in our Consolidated Balance Sheet.
(2)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of June 25, 2010, the estimated fair value of the outstanding borrowings under our revolving credit facility was approximately $79.2 million and the estimated fair value of our convertible senior notes was approximately $40.5 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.

We do not currently have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventory, and our financial liabilities, including accounts payable and accrued expenses, are exposed to interest rate, credit and foreign currency risk.  We have policies relating to these financial instruments and their associated risks, and monitor compliance with these policies.

(13)	Business segment information

For the three and six months ended June 25, 2010 and June 26, 2009, there were immaterial amounts of intersegment revenues eliminated in consolidation. During the second quarter of 2009, our basis for determining segment financial information changed due to the classification of our Electrical segment as a held-for-sale discontinued operation. We currently have one reportable segment, Electronics. As a result, segment disclosures required under ASC Topic 280 are no longer necessary. We will continue to disclose enterprise-wide information in our Annual Report on Form 10-K to the extent required.

(14)	Subsequent events

On July 30, 2010, we entered into an agreement of sale for the remaining Electrical businesses in Europe and Asia for approximately $41.5 million. The sales price is subject to final working capital and financial indebtedness adjustments which are customary for transactions of this type. The net proceeds will be used primarily to repay debt currently outstanding under our revolving credit facility.

(14)	Subsequent events, continued

On July 30, 2010, Daniel M. Moloney notified our board of directors of his resignation from his position as President and Chief Executive Officer effective August 1, 2010.  Mr. Moloney will continue to serve as a director of Technitrol.  In response to Mr. Moloney’s resignation, on July 31, 2010, the board appointed Drew A. Moyer, our current Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  Mr. Moyer will continue to serve as our Chief Financial Officer.

Between June 25, 2010, the date of these financial statements and the date these financial statements herein were issued, the events included above are the only material occurrences of subsequent events requiring disclosure.

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

Actual results could differ from these estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 25, 2009.

Overview

We operate our continuing operations in one segment, our Electronic Components Group, which we refer to as Electronics and is known as Pulse in its markets.  Electronics is a worldwide producer of precision-engineered electronic components and modules. We believe we are a leading global producer of these products in the primary markets we serve based on our estimates of the annual revenues of our primary markets and our share of those markets relative to our competitors.

We have three primary product lines. Our network products include a variety of magnetic and radio frequency components, modules and sub-assemblies such as connectors, filters and chokes. Our wireless products include handset antenna products, non-handset wireless and automotive antenna products and speakers and receivers for mobile phones.  Our power products include power transformers, chokes, current and voltage sensors, automotive coils, military and aerospace products and other power magnetic products.

Net sales for our primary product lines for the three and six months ended June 25, 2010 and June 26, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 25, 2009	June 26, 2010	June 25, 2009
Network	$60,845	$34,010	$104,219	$70,221
Power	32,819	18,783	58,299	46,624
Wireless	22,809	39,278	46,815	75,199
Net sales	$116,473	$92,071	$209,333	$192,044

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by acquisitions, product mix and capacity utilization.  Our markets are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period.  Also, changes in foreign exchange rates, especially the U.S. dollar to the euro and the U.S. dollar to the Chinese renminbi affect U.S. dollar reported net sales.

We believe our focus on technology and other strategic investments provides us opportunities for future growth in net sales and operating profit. However, unfavorable economic and market conditions may result in a reduction in the demand for our products, thus negatively impacting our financial performance.  Also, we may divest or close portions of our business or complete cost reduction programs to focus on our core businesses and to improve our overall financial performance.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements occasionally impact the design and functionality of our products. We address these conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next-generation products, improving our existing products and improving our manufacturing processes. If we determine that our manufacturing processes would benefit from capital investment, we may also allocate resources to fund future expansion of our property, plant and equipment that are used in these processes. For example, we recently committed capital to advanced three dimensional antenna equipment which we believe will be used to produce the next-generation of products for our wireless group.  Similar expansion of our property, plant and equipment or our research, development and engineering capabilities may be funded by exiting operations not related to our core business.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to current and anticipated future revenues and unit demand. Future expenses associated with these programs will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services. Also, we have had depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced overhead costs as a result of relocating factories to lower-cost locations.  These savings impact cost of goods sold and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies.

During the six months ended June 25, 2010, we determined that approximately $29.7 million of our wireless group’s goodwill and identifiable intangible assets, including $3.6 of patented technology related to our audio products, were impaired. Refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

Divestitures. We engage in divestitures to streamline our operations, focus on our core businesses, reduce our external debt and strengthen our financial position.  During 2009, we determined that Electrical met the qualifications to be reported as a discontinued operation in our Consolidated Statement of Operations for all periods presented, and the assets and liabilities of Electrical were considered held for sale and reported as current assets and liabilities on our Consolidated Balance Sheets thereafter.  On July 30, 2010, we entered into an agreement of sale for the remaining Electrical operations in Europe and Asia for approximately $41.5 million, subject to final working capital and financial indebtedness adjustments which are not yet known.  At June 25, 2010, Electrical’s businesses in Europe and Asia were considered held for sale.  On January 4, 2010 we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  On June 25, 2009, we divested Electronics’ Medtech components business for approximately $198.3 million, which also reflects final working capital and financial indebtedness adjustments agreed to in January 2010.  In April 2009, we divested our MEMS business for an amount immaterial to our Consolidated Financial Statements. We have had no material continuing involvement with the operations of Medtech, MEMS or Electrical’s North American business after each respective sale, and expect to have no material continuing involvement with the remaining operations of Electrical after the completion of its sale.

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross margin, operating margin, return on employed capital and return on research, development and engineering as performance measures.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, which reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, debt-to-EBITDA leverage, cash conversion efficiency and free cash flow.  We define free cash flow as cash flow from operations less capital spending.  Additionally, as the continued success of our business is largely dependent on meeting and exceeding customers’ expectations, non-financial performance measures relating to product development, product quality and on-time delivery assist our management in monitoring customer satisfaction on an on-going basis.

International Operations. At June 25, 2010, we had manufacturing operations in five countries, three of which have facilities engaged entirely in operations which we are in the process of divesting.   We produce nearly all products of our continuing operations in China and sell the majority of these products to customers in China and other countries in Asia.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the exchange rate between the U.S. dollar and the renminbi and the U.S. dollar and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. Sales in certain divisions of our wireless and power product groups are denominated primarily in euro and renminbi.  Net earnings may also be affected by the mix of sales and expenses by currency within each of our product groups. Also, foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations.  For example, we have experienced approximately $7.6 million in net foreign exchange losses in the six months ended June 25, 2010 primarily due to intercompany transactions between varying currencies.  In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined exchange rate or range of rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with implementing the contracts.  At June 25, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $9.9 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $1.0 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 815.  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.

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

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the U.S. and income earned in lower tax jurisdictions, such as Hong Kong and the PRC.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other costs.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.  We have benefited over the years from favorable tax incentives and other tax policies, however, there is no guarantee as to how long these benefits will continue to exist.

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $40.0 million, are intended to be reinvested outside of the U.S. indefinitely.

Results of Operations

Three months ended June 25, 2010 compared to the three months ended June 26, 2009

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended
	June 25,	June 26,	Improve	Change	Results as % Of Net Sales
	2010	2009	(Worsen)%		2010	2009
Net sales	$116,473	$92,071	$24,402	26.5%	100.0%	100.0%
Cost of sales	85,605	68,647	(16,958)	(24.7)	(73.5)	(74.6)
Gross profit	30,868	23,424	7,444	31.8	26.5	25.4
Selling, general and administrative expenses	24,689	20,894	(3,795)	(18.2)	(21.2)	(22.7)
Severance, impairment and other associated costs	3,767	3,193	(574)	(18.0)	(3.2)	(3.5)
Operating profit (loss)	2,412	(663)	3,075	463.8	2.1	(0.8)

Interest expense, net	(1,272)	(655)	(617)	(94.2)	(1.1)	(0.7)
Other expense, net	(1,625)	(2,031)	406	20.0	(1.4)	(2.2)

Loss from continuing operations before income taxes	(485)	(3,349)	2,864	85.5	(0.4)	(3.7)

Income tax expense	1,997	1,544	(453)	(29.3)	(1.7)	(1.7)

Net loss from continuing operations	(2,482)	(4,893)	2,411	49.3	(2.1)	(5.4)

Net earnings (loss) from discontinued operations	2,908	(103,100)	106,008	102.8	2.5	(112.0)

Net earnings (loss)	$426	$(107,993)	$108,419	100.4%	0.4%	(117.4)%

Net Sales.  Our consolidated net sales increased by 26.5% in the three months ended June 25, 2010 as compared to the prior year period primarily as a result of improved sales of our network and power products.  Partially offsetting these sales increases was a decrease in the demand for our wireless group’s products in the mobile handset sales market caused by the loss of certain business with a major OEM customer.  Additionally, we experienced lower U.S. dollar reported sales in the second quarter of 2010 versus the comparable period of the prior year due to currency translation of non-U.S. dollar net sales.

Cost of Sales.  As a result of higher sales, our cost of sales increased.  Our consolidated gross margin for the three months ended June 25, 2010 was 26.5% compared to 25.4% for the three months ended June 26, 2009.  The increase in our gross margin during the three months ended June 25, 2010 was primarily the result of the positive effects of manufacturing cost absorption from increased sales volume and a mix of sales in higher margin product groups. Partially offsetting our improved gross margin was accelerated depreciation on certain fixed assets used to manufacture our audio products.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to increased selling expenses caused by higher sales, additional legal and dispute settlement costs and an increase in incentive compensation expenses.  For the three months ended June 25, 2010, we were able to leverage our increased revenue on consistent selling, general and administrative spending which caused our selling, general and administrative expense as a percentage of sales to decline from the comparable period of 2009.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended June 25, 2010 and June 26, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	7,282	6,173
Percentage of sales	6.3%	6.7%

RD&E increased during the three months ended June 25, 2010 due to the inclusion of approximately $0.5 million of legal expenses incurred in conjunction with a patent claim in which we are a defendant and, also, for the three months ended June 26, 2009 there was a concerted effort to limit spending to only key programs. Spending during the 2009 period reflected our intentions to reduce costs while continuing to invest in next-generation products.  Without the effects of the additional legal expenses, our RD&E as a percentage of sales for the three months ended June 25, 2010 was approximately 5.8%.  Due to the high sales we experienced in the three months ended June 25, 2010, our RD&E as a percentage of sales was lower than historical levels.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the three months ended June 25, 2010, we determined that a $3.6 million technology intangible asset related to our audio products was impaired as a result of our decision to begin considering alternatives to withdraw from the audio market.  Refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally we incurred a charge of $0.2 million related to a program initiated in 2010 to reorganize our wireless group’s operations in Finland and China.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible senior notes we issued during the fourth quarter of 2009. Partially offsetting this increase was less interest incurred on lower debt levels outstanding under our credit facility during the three months ended June 25, 2010. Interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis for the second quarters of 2010 and 2009, based upon the debt expected to be repaid from the disposition of each of our discontinued operations as compared to our total debt outstanding.

Other.  Net other expense is primarily attributable to our net foreign exchange activity on intercompany loans and advances with varying currencies.  During the three months ended June 25, 2010 we incurred foreign exchange losses of approximately $1.7 million, as compared to foreign exchange losses of approximately $2.1 million during the comparable period of 2009.  The decrease in foreign exchange losses was due to less exposure on our U.S. dollar to euro intercompany loans and advances present during the three months ended June 25, 2010 as compared to the same period of 2009.

Income Taxes.  During the three months ended June 25, 2010, we recognized a tax expense of approximately $2.0 million.  Our tax expense reflects the impact of intangible asset impairment charges and losses incurred in certain jurisdictions where we expect limited tax benefits.

Discontinued Operations.  Net earnings from discontinued operations were approximately $2.9 million during the three months ended June 25, 2010 as compared to a loss of approximately $103.1 million in the three months ended June 26, 2009.  The loss from discontinued operations in the second quarter of 2009 was primarily attributable to losses recorded to write down the net assets of Electrical and Medtech to the net proceeds we anticipated receiving upon the completion of the sales.  Also, estimates of the settlement of certain accelerated retirement plan benefits were included in Electrical and Medtech’s losses during the three months ended June 26, 2009.   Similar write downs and one-time charges did not occur in any of our discontinued operations during the three months ended June 25, 2010, and the results were also positively affected by a lack of depreciation expense or allocated corporate administrative expense that would normally be recorded as part of their operational costs.

A summary of our net earnings (loss) from each of our discontinued operations for the three months ended June 25, 2010 and June 26, 2009 is as follows (in thousands):

	Three Months Ended
	June 25, 2010	June 26, 2009
Electrical	$3,143	$(56,433)
Medtech	(201)	(40,424)
MEMS	(34)	(6,243)
Total	$2,908	$(103,100)

Results of Operations

Six months ended June 25, 2010 compared to the six months ended June 26, 2009

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Six Months Ended
	June 25,	June 26,	Improve	Change	Results as % Of Net Sales
	2010	2009	(Worsen)%		2010	2009
Net sales	$209,333	$192,044	$17,289	9.0%	100.0%	100.0%
Cost of sales	158,873	146,151	(12,722)	(8.7)	(75.9)	(76.1)
Gross profit	50,460	45,893	4,567	10.0	24.1	23.9
Selling, general and administrative expenses	47,387	43,104	(4,283)	(9.9)	(22.6)	(22.4)
Severance, impairment and other associated costs	31,094	80,248	49,154	61.3	(14.9)	(41.8)
Operating loss	(28,021)	(77,459)	49,438	63.8	(13.4)	(40.3)

Interest expense, net	(2,621)	(1,334)	(1,287)	(96.5)	(1.3)	(0.7)
Other (expense) income, net	(7,529)	1,893	(9,422)	(497.7)	(3.6)	1.0

Loss from continuing operations before income taxes	(38,171)	(76,900)	38,729	50.4	(18.3)	(40.0)

Income tax (benefit) expense	(145)	1,488	1,633	109.7	0.1	(0.8)

Net loss from continuing operations	(38,026)	(78,388)	40,362	51.5	(18.2)	(40.8)

Net loss from discontinued operations	(15,168)	(104,165)	88,997	85.4	(7.2)	(54.2)

Net loss	$(53,194)	$(182,553)	$129,359	70.9%	(25.4)%	(95.2)%

Net Sales.  Our consolidated net sales increased by 9.0% in the six months ended June 25, 2010 as compared to the prior year period primarily as a result of improved net sales of our network and power products.  However, a decrease in demand for our wireless group’s products in both the mobile handset and audio markets negatively impacted our net sales. The foreign currency effect on our US dollar reported sales were neutral when comparing the results for the six months ended June 25, 2010 and June 26, 2009.

Cost of Sales.  As a result of higher sales, our cost of sales increased.  The increase in our gross margin during the six months ended June 25, 2010 was primarily the result of cost-reduction initiatives, price increases, the positive effects of manufacturing cost absorption from increased sales volume and a mix of sales in higher margin product groups.  Partially offsetting these increases to our gross margin was accelerated depreciation realized on certain assets of our wireless and power product groups that became idle during 2010.  Also, the results for the six months ended June 26, 2009 were positively affected by business interruption insurance proceeds related to an earthquake that occurred in Mianyang, China during 2008.  Our consolidated gross margin for the six months ended June 25, 2010 was 24.1% compared to 23.9% for the six months ended June 26 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to increased selling expenses caused by higher sales, additional legal and dispute settlement costs and an increase in incentive compensation expenses.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the six months ended June 25, 2010 and June 26, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	14,771	13,064
Percentage of sales	7.1%	6.8%

RD&E increased in the six months ended June 25, 2010 due to the inclusion of approximately $1.2 million of legal expenses incurred in conjunction with a patent claim in which we are a defendant and, also, for the six months ended June 26, 2009 there was a concerted effort to limit spending to only key programs.   Spending during the 2009 period reflected our intentions to reduce costs while continuing to invest in next-generation products.  Without the effects of the additional legal expenses, our RD&E as a percentage of sales was approximately 6.5%.  Due to the high sales we experienced in the six  months ended June 25, 2010, our RD&E as a percentage of sales was lower than historical levels.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the six months ended June 25, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets, including $3.6 of patented technology related to our audio products, were impaired.  Refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible senior notes we issued during the fourth quarter of 2009.  Partially offsetting this increase was less interest incurred on lower debt levels outstanding under our credit facility during the six months ended June 25, 2010. Interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis for the first six months of 2010 and 2009, based upon the debt expected to be repaid from the disposition of each of our discontinued operations as compared to our total debt outstanding.

Other.  Other expense is primarily attributable to our net foreign exchange activity on intercompany loans and advances with varying currencies. During the six months ended June 25, 2010 we incurred foreign exchange losses of approximately $7.6 million, as compared to foreign exchange gains of approximately $1.8 million during the comparable period of 2009.  The increase in foreign exchange losses was due to the effects of the overall strengthening of the U.S. dollar to euro during the first six months of 2010 as compared to a weakening of the U.S. dollar to euro in the same period of 2009.

Income Taxes.  During the six months ended June 25, 2010 a tax benefit of approximately $(0.1) million was recorded.  Our tax benefit reflects the impact of goodwill and other intangible asset impairment charges and losses incurred in certain jurisdictions where we expect limited tax benefits.

Discontinued Operations.  Net loss from discontinued operations was approximately $15.2 million during the six months ended June 25, 2010 as compared to a loss of approximately $104.2 million in the six months ended June 26, 2009.  In the six months ended June 25, 2010, we recorded a charge to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical.  The loss from discontinued operations in the six months ended June 26, 2009 was primarily attributable to losses recorded to write down the net assets of Electrical and Medtech to the net proceeds we anticipated receiving upon the completion of the sales.  Also, estimates of the settlement of certain accelerated retirement plan benefits were recorded at Electrical and Medtech during the six months ended June 26, 2009.

A summary of our net loss from each of our discontinued operations for the six months ended June 25, 2010 and June 26, 2009 is as follows (in thousands):

	Six Months Ended
	June 25, 2010	June 26, 2009
Electrical	$(14,454)	$(58,637)
Medtech	(431)	(35,414)
MEMS	(283)	(10,114)
Total	$(15,168)	$(104,165)

Business Outlook

Our net sales, mix of customers and mix of products significantly impact our gross margin, net income and cash flow.  Specifically, we are experiencing a surge of demand for our network and power products which began in the second half of 2009 and continues into 2010.   Our ability to meet this demand has been constrained by production capacity issues in the PRC resulting from tight labor markets.  We continue to vigorously address this issue by increasing our capacity through varying means, including the use of contract labor and other temporary staff as well as the expansion of our own workforce.  We made significant progress in this area during the second quarter of 2010, including an increase in headcount at our operations in lower cost locations in western-China by approximately 1,500 employees.  We do not foresee hiring a similar number of employees during the remaining period of 2010, as we have added adequate staff to meet our current and anticipated demand.  Instead, we will continue to focus on adjusting our personnel levels away from higher-cost locations in southern-China to lower-cost locations.  In addition, a significant portion of our handset antenna business continues to transition away from sales to a large original equipment manufacturer (“OEM”) customer seeking to purchase full handset modules from one of several contract equipment manufacturers (“CEMs”). Accordingly, we are adjusting our marketing and engineering efforts for our wireless products in order to significantly increase our support for those OEMs who have not embraced this sourcing change to promote revenue streams from a more diverse base of customers.  We have also begun committing additional resources to the development of products with higher forecasted financial returns, such as our antenna products, while shifting from those markets where we expect limited marginal returns, such as the audio components of our wireless group, to streamline our operations and further simplify our business.

Considering the business issues mentioned above and other risks inherent in our business, we believe we have ample liquidity to fund our business requirements, taking into account our significant reduction of debt as a result of recent divestitures.  This belief is based on our current balances of cash and cash equivalents, our history of positive operating cash flows from continuing operations, including $15.8 million for the six months ended June 25, 2010, and access to our multi-currency credit facility.  Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA, as defined by our credit agreement.  If we are not able to maintain the EBITDA level required relative to our senior secured debt or fixed charges, we would default on our covenants.  At June 25, 2010, we were in compliance with all covenants of our credit agreement.  We have substantially decreased our borrowings from the credit facility through the issuance of $50.0 million of convertible senior notes in December 2009, which are not directly subject to the covenant calculations per our credit agreement.  Accordingly, we believe that we will continue generating sufficient EBITDA and free cash flows in the foreseeable future to remain compliant with our debt covenants.

On July 30, 2010, Daniel M. Moloney notified our board of directors of his resignation from his position as President and Chief Executive Officer effective August 1, 2010.  Mr. Moloney will continue to serve as a director of Technitrol.  In response to Mr. Moloney’s resignation, on July 31, 2010, the board appointed Drew A. Moyer, our current Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  Mr. Moyer will continue to serve as our Chief Financial Officer.

Liquidity and Capital Resources

We have presented all assets and liabilities of Electrical as current due to their classification as held for sale.  Such classification resulted in approximately $8.5 million of assets and $0.2 million of liabilities to be classified as current which would otherwise be considered long-term.

Including assets and liabilities held for sale, working capital as of June 25, 2010 was $94.9 million, compared to $121.3 million as of December 25, 2009.  This $26.4 million decrease was primarily due to the sale of the North American operations of Electrical, the writedown of the remaining Electrical operations in Europe and Asia to their estimated proceeds, an overall decrease in cash and cash equivalents and an increase in accounts payable, which were partially offset by an increase in accounts receivable and prepaid expenses and other current assets. Cash and cash equivalents, which are included in working capital, decreased from $39.7 million as of December 25, 2009 to $31.9 million as of June 25, 2010, mainly due to cash deployed to repay debt outstanding under our credit facility, capital expenditures and working capital requirements of our discontinued operations.

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

Net cash provided by operating activities was $15.8 million for the six months ended June 25, 2010 as compared to $14.7 million in the comparable period of 2009, an increase of $1.1 million. The increase is primarily a result of improvements in working capital in the first six months of 2010 which were greater than the improvements in the same period of 2009.  Partially offsetting these increases in operating cash flows was a higher net loss from continuing operations, excluding goodwill and intangible asset impairments, incurred in the first six months of 2010 as compared to the same period of 2009.

Capital expenditures were $3.2 million during the six months ended June 25, 2010 and $0.6 million in the comparable period of 2009. The increase in capital expenditure was the result of a concentrated effort in 2009 to limit new investment to only key programs.  We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We used $2.1 million for dividend payments during the six months ended June 25, 2010.  On May 3, 2010, we announced a quarterly cash dividend of $0.025 per common share, payable on July 16, 2010 to shareholders of record on July 2, 2010.  The quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the third quarter of 2010.  We expect to make quarterly dividend payments in the foreseeable future and expect total cash payments for dividends to be approximately $4.1 million in total for 2010.

On July 30, 2010, we entered into an agreement of sale for the remaining Electrical business in Europe and Asia for approximately $41.5 million.  These proceeds are subject to final working capital and financial indebtedness adjustments which are not yet known and are not reflected in the estimated proceeds.   The net proceeds will be used primarily to repay debt currently outstanding under our revolving credit facility.  Also, we anticipate contributing approximately $4.8 million to our principal defined benefit plans during our 2010 fiscal year, contingent upon the disposition of Electrical’s remaining businesses.

On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  The net proceeds were applied to the outstanding debt under our credit facility.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business.  We may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The plaintiff claims that we infringed certain US patents related to an electronic surface mount package and is seeking injunctive relief and unspecified damages.  We have filed counterclaims against the plaintiff for infringing one of our patents.

At this time, we cannot reasonably predict the ultimate outcome of our costs related to these legal matters. However, an unfavorable outcome in the above-referenced lawsuit or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

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

Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges compared to our rolling twelve-month EBITDA.  If we are unable to maintain the required EBITDA levels relative to our total debt, excluding our convertible senior notes, or fixed charges, we would default on our covenants.  As of June 25, 2010, we were in compliance with all covenants of our credit agreement. We had $76.7 million of total borrowings outstanding under our credit facility as of June 25, 2010. Refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements for further details.

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our first payment of approximately $1.7 million on June 15, 2010. We expect to pay a total of $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $2.6 million in 2009, which have been deferred and will be amortized over the life of the notes.   Refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements for further details.

We had three standby letters of credit outstanding as of June 25, 2010 in the aggregate amount of $1.7 million securing transactions entered into in the ordinary course of business.

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

Electrical had commercial commitments outstanding at June 25, 2010 of approximately $83.3 million due under precious metal consignment-type leases.  This represents a decrease of $30.1 million from the $113.4 million outstanding as of December 25, 2009 and is primarily attributable to the sale of Electrical’s North American operations.

The principal material change in our contractual obligations during the six months ended June 25, 2010 was the elimination of any obligations related to our former North American operations at Electrical.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain additional borrowings or additional equity offerings for acquisitions of suitable businesses or assets.

We have not experienced any significant liquidity restrictions in any country in which we operate and no restrictions are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.  If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

Our retained earnings are free from legal or contractual restrictions as of June 25, 2010, with the exception of approximately $30.2 million of subsidiary retained earnings primarily in the PRC, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in the PRC. The restriction applies to 10% of our net earnings in the PRC, limited to 50% of the total capital invested in the PRC.

New and Recently Adopted Accounting Pronouncements

Please see Note 1 in the Notes to the Unaudited Consolidated Financial Statements beginning on page 7 for a description of new and recently adopted accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 25, 2009.

Item 4:	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 25, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the six months ended June 25, 2010 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business.  We may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The plaintiff claims that we infringed certain US patents related to an electronic surface mount package and is seeking injunctive relief and unspecified damages.  We have filed counterclaims against the plaintiff for infringing one of our patents.

At this time, we cannot reasonably predict the ultimate outcome of our costs related to these legal matters. However, an unfavorable outcome in the above-referenced lawsuit or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

Item 1a	Risk Factors

Risk Factors are on page 37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Other Information	None

Item 5	Exhibits

(a) Exhibits

The Exhibit Index is on page 46

Item 1a	Risk Factors

Factors That May Affect Our Future Results (Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995)

Our disclosures and analysis in this report contain forward-looking statements.  Forward-looking statements reflect our current expectations of future events or future financial performance.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other similar terms.  These forward-looking statements are based on our current plans and expectations.

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

Our components are used in various products sold in the electronics market. Markets are cyclical. Generally, the demand for our components reflects the demand for products in the electronics market.  A contraction in demand would result in a decrease in sales of our products, as our customers:

•      may cancel existing orders;
•      may introduce fewer new products;
•      may discontinue current product lines; and
•      may decrease their inventory levels.

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

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs and to develop and introduce new and enhanced products on a timely and cost effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and improve our manufacturing processes.  Improving performance and reducing costs for our customers requires continual development of new products and/or improvements to the components of existing products.  Our inability to react quickly and efficiently to changes in technology, standards or customer needs may decrease our sales or margins.

If our inventory becomes obsolete, our future performance and operating results will be adversely affected.

The life cycles of our products depend heavily upon the life cycles of the end products for which our products are designed.  Products with short life cycles require us to closely manage our production and inventory levels. Inventory may become obsolete because of adverse changes in end market demand. During market slowdowns, this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of inventory reserves for obsolete or excess inventory.

An inability to capitalize on prior or future acquisitions or our decisions to strategically divest current businesses may adversely affect our business.

We have completed numerous acquisitions in the past and we may continue to seek acquisitions to grow our businesses. We may fail to derive significant benefits from our acquisitions. In addition, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and goodwill and other intangible assets, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2009 and 2010.

The success of our acquisitions depends on our ability to:

•	successfully execute the integration or consolidation of the acquired operations into our existing businesses;
•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;
•	identify and take advantage of cost reduction opportunities; and
•	further penetrate existing markets with the product capabilities we may acquire.

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

We may record impairment losses in the future.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in trends of historical operating performance, a significant decline in the price of our common stock, changes in projected operating performance and significant negative economic trends.

Integration of acquisitions may limit the ability of investors to track the performance of individual acquisitions and to analyze trends in our operating results.

Our historical practice has been to rapidly integrate acquisitions into our existing business and to report financial performance on a company-wide level.  As a result of this practice, we do not separately track the standalone performance of acquisitions after the date of the transaction.  Consequently, investors cannot quantify the financial performance of any individual acquisition or our consolidated financial performance excluding the impact of such acquisitions.  In addition, our practice of rapidly integrating acquisitions into our financial results may limit the ability of investors to analyze any trends in our operating results over time.

An inability to identify, consummate or integrate acquisitions may slow our future growth.

We may identify and possibly consummate additional acquisitions in the future to further diversify our businesses and to penetrate or expand important markets. We may not be able to identify suitable acquisition candidates at reasonable prices. Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain. An inability to consummate or integrate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

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

We have very little visibility into our customers’ future purchasing patterns and are highly dependent on customer forecasts. However, these forecasts are non-binding and can often significantly change.  Given the fluctuation in growth rates and the occasional cyclicality of demand for our products, as well as our reliance on our customer’s forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs, as well as our raw material and working capital requirements.

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

Some of these materials are only produced by a limited number of suppliers.  The limited amount of suppliers may restrict our ability to obtain these raw materials in sufficient quantities, at reasonable prices or in a timely manner to meet the demand for our products. A lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

Costs associated with precious metals and base metals may not be recoverable.

Some of Electrical’s raw materials, such as precious metals and certain base metals, are considered commodities and are subject to price volatility. Electrical attempts to limit its exposure to fluctuations in the cost of precious materials, including silver, by obtaining the majority of the precious metal in its facilities through leasing or consignment arrangements with suppliers. Electrical then typically purchases the precious metal from its supplier at the current market price on the day after shipment to the customer and passes this cost on to the customer. Electrical attempts to limit its exposure to base metal price fluctuations by attempting to pass through the cost of base metals to customers, typically by indexing the cost of the base metal, so that the cost of the base metal closely relates to the price charged to customers. However, Electrical may not always be successful in indexing these costs or fully passing through costs to its customers.

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

Electrical’s results of operations and liquidity may be negatively impacted if it is unable to:

•	enter into new leasing or consignment arrangements with similarly favorable terms after its existing agreements terminate;
•	recover increased leasing or consignment costs through increases in prices;
•	pass through higher base metal costs to its customers; or
•	comply with existing leasing or consignment obligations.

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

We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries. Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthen as compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited derivative transactions, including foreign currency forward  contracts which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, its political, legal and labor developments entail uncertainties and risks. For example, during the second half of 2009, we began to encounter difficulties in attracting and retaining the level of labor required to meet our customer’s demand.  Also, wages have been increasing rapidly over the last several years in southern China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

Shifting our operations between regions may result in considerable expense, capital and opportunity costs.

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

A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar.  While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  For example, these adverse consequences would occur if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.  Also, we may be prohibited or significantly delayed when transferring cash from a country such as the PRC, as there are foreign exchange ceilings imposed by local governments and often lengthy approval processes which foreign governments require for international cash transfers.  We have not experienced any significant liquidity restrictions in any of the countries in which we operate and we do not presently foresee any.

As of June 25, 2010, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $30.2 million of subsidiary retained earnings, primarily in the PRC that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in the PRC, up to a maximum amount equal to 50% of the total capital we have invested in the PRC.  The $30.2 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary and approximately $1.9 million of a discontinued operation.

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

On July 30, 2010, Daniel M. Moloney notified our board of directors of his resignation from his position as President and Chief Executive Officer effective August 1, 2010.  Mr. Moloney will continue to serve as a director of Technitrol.  In response to Mr. Moloney’s resignation, on July 31, 2010, the board appointed Drew A. Moyer, our current Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  Mr. Moyer will continue to serve as our Chief Financial Officer.

Public health epidemics (such as flu strains or severe acute respiratory syndrome) or natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

We maintain extensive manufacturing operations in the PRC as do many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or a natural disaster could have a material adverse effect on our business and our results of operations.

The unavailability of insurance against certain business and product liability risks may adversely affect our future operating results.

As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks.  However, not all risks are insurable and those that are insured differ in the amount covered due to the type of risk, end market and customer location. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to provide comparable coverage at similar costs or are not fully insured for a particular risk in a particular place, then we may be subject to increased costs of uninsured or under-insured losses which may adversely affect our operating results.

Also, our components, modules and other products are used in a broad array of representative end products.  If our insurance program does not adequately cover liabilities arising from the direct use of our products or liabilities that arise from use of our customers’ products, we may be subject to increased costs of uninsured losses which may adversely affect our operating results.

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

If violations of environmental laws occur, we could be held liable for damages, penalties, fines and remedial actions for contamination discovered at our present or former facilities.  Our operations and results could be adversely affected by any material obligations arising from existing laws or new regulations that may be enacted in the future.  We may also be held liable for past disposal of hazardous substances generated by our business or businesses we acquire.

Our debt levels could adversely affect our financial position, liquidity and perception of our financial condition in the financial markets.

We were in compliance with the covenants of our credit agreement as of June 25, 2010.  Outstanding borrowings under this agreement, which allows for a maximum facility of $100.0 million, were $76.7 million at June 25, 2010.  In addition to the debt outstanding under our credit agreement, we issued $50.0 million of convertible senior notes during the fourth quarter of 2009.  We believe the severe economic and credit crisis that began in late 2008 and continued into 2009 and 2010 has resulted in these borrowings having a significant adverse affect on our share price.  Our share price may continue to be depressed until our leverage or financial position improves.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  Although we anticipate meeting our covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events beyond our control.  Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquidity to repay our credit facilities and other indebtedness.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

Our results may be negatively affected by changing interest rates.

We are subject to market risk exposure related to changes in interest rates.  To mitigate the risk of changing interest rates, we may utilize derivatives or other financial instruments. We do not expect changes in interest rates to have a material effect on our income or cash flows for the foreseeable future, although there can be no assurances that interest rates will not significantly change or that our results would not be materially affected by such adverse changes.

Our intellectual property rights may not be adequately protected or third parties may claim we have violated their intellectual property rights.

We may not be successful in protecting our intellectual property through patent laws, other regulations or by contract. As a result, other companies may be able to develop and market similar products which could materially and adversely affect our business. Also, we may be sued by third parties for alleged infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management’s attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us.  For example, it may cause us to enter into costly royalty arrangements or force us to incur settlement or litigation costs.

Our stock price, like that of many technology companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors, some of which may be beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.

In addition, the market price of our common stock may rise and fall in response to the following factors, or based on the perception or anticipation of the following factors:

•	announcements of technological or competitive developments;
•	acquisitions or strategic alliances by us or our competitors;
•	divestitures of core and non-core businesses;
•	the gain or loss of a significant customer or order;
•	the existence of debt levels which significantly exceed our cash levels;
•	changes in our liquidity, capital resources or financial position;
•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us or our industry;
•	general market or economic conditions; or
•	future business prospects.

Item 1b	Unresolved Staff Comments

None

Exhibit Index

2.1	Share Purchase Agreement dated June 2, 2009 between Pulse Denmark ApS and Xilco A/S (incorporated by reference to Exhibit 2.1 to our Form 8-K dated June 2, 2009).

3.1	Articles of Incorporation, amended and restated as of May 19, 2010 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated May 19, 2010).

3.3	By-Laws, amended and restated as of May 19, 2010 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 19, 2010).

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

4.6	Indenture between the Company and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Restricted Stock Plan II, amended and restated as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 19, 2010).

10.3	2001 Stock Option Plan, amended and restated as of March 1, 2010 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated May 19, 2010).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

101.1
The following financial statements from the Technitrol, Inc. Quarterly Report on Form 10-Q for the quarter ended June 25, 2010, formatted in Extensive Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity and comprehensive loss and (v) the notes to the unaudited consolidated financial statements.

49

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technitrol, Inc.
(Registrant)

August 3, 2010	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer
(duly authorized officer, principal accounting officer)