Form 10-Q
period 2010-10-01
PULSE ELECTRONICS CORP
filed 2010-11-09
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM 10-Q

☒ The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended October 1, 2010, or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

Commission File No. 1-5375

PULSE ELECTRONICS CORPORATION
(Exact name of registrant as specified in its Charter)

PENNSYLVANIA	23-1292472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1210 Northbrook Drive, Suite 470
Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	215-355-2900

Former name of registrant:	Technitrol, Inc.

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
    Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 9, 2010:
41,495,071

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

In thousands
	October 1,	December 25,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,317	$39,707
Accounts receivable, net	66,376	70,237
Inventory	36,637	39,677
Prepaid expenses and other current assets	24,584	19,832
Assets of discontinued operations held for sale	—	79,561
Total current assets	167,914	249,014

Long-term assets:
Property, plant and equipment	114,590	134,660
Less accumulated depreciation	81,341	94,256
Net property, plant and equipment	33,249	40,404
Deferred income taxes	39,850	34,700
Goodwill	—	15,857
Other intangibles, net	6,371	23,308
Other assets	6,822	11,517
	$254,206	$374,800

Liabilities and Equity
Current liabilities:
Accounts payable	$46,459	$49,614
Accrued expenses and other current liabilities	66,311	58,333
Liabilities of discontinued operations held for sale	—	19,794
Total current liabilities	112,770	127,741

Long-term liabilities:
Long-term debt	32,150	81,000
Convertible senior notes	50,000	50,000
Deferred income taxes	9,066	12,288
Other long-term liabilities	30,261	36,524

Equity:
Pulse Electronics Corporation shareholders’ equity:
Common stock and additional paid-in capital	220,187	222,139
Retained loss	(233,841)	(194,257)
Accumulated other comprehensive earnings	21,838	28,304
Total Pulse Electronics Corporation shareholders’ equity	8,184	56,186
Non-controlling interest	11,775	11,061
Total equity	19,959	67,247
	$254,206	$374,800

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Net sales	$121,963	$101,381	$331,296	$293,425
Cost of sales	88,895	74,154	247,768	220,305
Gross profit	33,068	27,227	83,528	73,120

Selling, general and administrative expenses	25,014	23,399	72,401	66,503
Severance, impairment and other associated costs	—	2,619	31,094	82,867
Operating profit (loss)	8,054	1,209	(19,967)	(76,250)

Other income (expense):
Interest expense, net	(1,127)	(757)	(3,748)	(2,091)
Other income (expense), net	3,386	3,190	(4,143)	5,083
Total other income (expense)	2,259	2,433	(7,891)	2,992

Earnings (loss) from continuing operations before income taxes	10,313	3,642	(27,858)	(73,258)

Income tax expense	2,177	1,368	2,032	2,856

Net earnings (loss) from continuing operations	8,136	2,274	(29,890)	(76,114)

Net earnings (loss) from discontinued operations	6,188	(13,358)	(8,980)	(117,523)

Net earnings (loss)	14,324	(11,084)	(38,870)	(193,637)

Less: Net earnings attributable to non-controlling interest	117	352	714	451

Net earnings (loss) attributable to Pulse Electronics Corporation	$14,207	$(11,436)	$(39,584)	$(194,088)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net earnings (loss) from continuing operations	$8,019	$1,922	$(30,604)	$(76,565)
Net earnings (loss) from discontinued operations	6,188	(13,358)	(8,980)	(117,523)
Net earnings (loss)	$14,207	$(11,436)	$(39,584)	$(194,088)

Per share data:
Basic earnings (loss) per share:
Net earnings (loss) continuing operations	$0.20	$0.05	$(0.75)	$(1.88)
Net earnings (loss) from discontinued operations	0.15	(0.33)	(0.22)	(2.88)
Net earnings (loss)	$0.35	$(0.28)	$(0.97)	$(4.76)

Diluted earnings (loss) per share:
Net earnings (loss) continuing operations	$0.18	$0.05	$(0.75)	$(1.88)
Net earnings (loss) from discontinued operations	0.12	(0.33)	(0.22)	(2.88)
Net earnings (loss)	$0.30	$(0.28)	$(0.97)	$(4.76)

    See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows

 (Unaudited)
In thousands

	Nine Months Ended
	October 1,	September 25,
	2010	2009
Cash flows from operating activities - continuing operations:
Net loss	$(38,870)	$(193,637)
Loss from discontinued operations	8,980	117,523
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,047	13,791
Goodwill and intangible asset impairment, net of income taxes	27,963	70,982
Stock incentive plan expense, net of cash payments	993	693
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	3,308	2,659
Inventory	2,621	10,288
Prepaid expenses and other current assets	(575)	539
Accounts payable and accrued expenses	9,961	(2,358)
Severance and other associated costs, net of cash payments	(449)	3,956
Other, net	128	(499)

Net cash provided by operating activities	28,107	23,937

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	54,628	207,809
Capital expenditures	(7,676)	(786)
Purchases of grantor trust investments available for sale	—	(5,899)
Proceeds from sale of property, plant and equipment	1,638	2,110
Foreign currency impact on intercompany lending	(3,877)	(2,980)

Net cash provided by investing activities	44,713	200,254

Cash flows from financing activities – continuing operations:
Long-term borrowings	25,000	—
Principal payments on long-term debt	(73,850)	(209,000)
Dividends paid	(3,100)	(5,639)

Net cash used in financing activities	(51,950)	(214,639)

Net effect of exchange rate changes on cash from continuing operations:	366	5,605

Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(8,868)	1,053
Net cash used in investing activities	(11,017)	(11,474)
Net cash used in financing activities	—	(7,413)
Net effect of exchange rate changes on cash	(741)	792

Net decrease in cash and cash equivalents from discontinued operations	(20,626)	(17,042)

Net increase (decrease) in cash and cash equivalents	610	(1,885)
Cash and cash equivalents at beginning of period	39,707	41,401
Cash and cash equivalents at end of period	$40,317	$39,516

  See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Changes in Equity

Nine Months Ended October 1, 2010

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained loss	Accumulated other comprehensive income	Non- controlling interest	Total equity	Comprehensive loss
	Shares	Amount
Balance at December 25, 2009	41,242	$222,139	$(194,257)	$28,304	$11,061	$67,247
Stock options, awards and related compensation	253	1,154	—	—	—	1,154
Adjustments to defined benefits plans	—	—	—	(1,364)	—	(1,364)
Dividends declared ($0.025 per share)	—	(3,106)	—	—	—	(3,106)
Net (loss) earnings	—	—	(39,584)	—	714	(38,870)	$(38,870)

Currency translation adjustments	—	—	—	(4,937)	—	(4,937)	(4,937)
Unrealized holding losses on securities	—	—	—	(165)	—	(165)	(165)

Comprehensive loss							$(43,972)

Balance at October 1, 2010	41,495	$220,187	$(233,841)	$21,838	$11,775	$19,959

  See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

On November 8, 2010, the Company announced an organization-wide renaming and repositioning of the business.  Previously, the Company was incorporated as Technitrol, Inc.  The Company is now incorporated under the name Pulse Electronics Corporation and will be generally known as Pulse in its markets.  We sometimes refer to Pulse Electronics Corporation as “Pulse Electronics”, “Pulse”, “we” or “our.”  Our ticker symbol on the New York Stock Exchange (“NYSE”) will change from “TNL” to “PULS” effective November 15, 2010.  Our new name signifies a change in our company to a pure-play electronic components provider and unites our corporate and operational identities.

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  Our electronic components and modules are used to manage, transmit and regulate electronic signals and power in virtually all types of electronic products, making them critical to the functioning of our customer’s end product.

Our Consolidated Financial Statements include the accounts of Pulse Electronics and all of our subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of our accounting policies refer to Note 1, Summary of significant accounting policies, of the Notes to Consolidated Financial Statements included in Pulse Electronic’s (formerly Technitrol, Inc.’s) Form 10-K filed for the year ended December 25, 2009.

We also have discontinued operations that include our former electrical contact products business (“Electrical”), medtech components business (“Medtech”) and microelectromechanical systems (“MEMS”) microphone business.  The results from these discontinued operations are presented in a single line on our Consolidated Statements of Operations for all periods presented and there are no material remaining assets or liabilities related to our discontinued operations on our Consolidated Balance Sheets.

The results for the nine months ended October 1, 2010 and September 25, 2009 have been prepared by our management without audit.  In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs, all such adjustments are of a normal recurring nature.  Our operating results for the nine months ended October 1, 2010 are not necessarily indicative of annual results.

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  This ASU was effective for periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

In January, 2010, FASB issued an ASU to clarify the change in ownership guidance and to expand the required disclosures for the deconsolidation of a subsidiary.  This ASU was effective for periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact on our financial statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(1)	Accounting policies, continued

In May 2009, FASB issued an Accounting Standards Codification (“ASC”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This ASC was effective for periods ending after June 15, 2009.  In December 2009, FASB amended this ASC to not require disclosure of the dates at which subsequent events were evaluated unless the filing is for restated financial statements.  In February 2010, FASB further amended this ASC to not require disclosure of the dates at which subsequent events were evaluated for all SEC filers, including financial restatements.  We have adopted the provisions of this standard and its amendments.  Refer to Note 14, Subsequent event, for required disclosures.

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

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation, including a $5.1 million reduction in both the assets and liabilities of discontinued operations held-for-sale.  The reduction relates to a correction relating to the deferred income tax assets and current tax payable in our discontinued operations.  We believe the correction is inconsequential to any previously reported interim or annual Consolidated Financial Statements.

(2)           Divestitures

Electrical:  On September 3, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $52.2 million in cash, subject to normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements. Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were primarily used to repay our outstanding debt.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and earnings (loss) before income taxes included in discontinued operations for the three and nine months ended October 1, 2010 and September 25, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net sales	$53,974	$63,474	$203,014	$177,898
Earnings (loss) before income taxes	8,237	(5,897)	(7,677)	(66,520)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

Electrical’s earnings (loss) before income taxes includes gains (losses) to adjust our net investment in Electrical to the net proceeds received and, also, interest expense allocated pro-rata based upon the debt retired from the Electrical disposition.  Such net gains (losses) included in Electrical’s results for the three and nine months ended October 1, 2010 were approximately $6.7 million and ($14.5) million, respectively.  Similar charges were ($4.7) million and ($59.3) million for the three and nine months ended September 25, 2009, respectively, which also included an estimated charge for the settlement of certain retirement plan benefits under one of our defined benefit plans that was triggered by the sale of Electrical.

Open customer orders were transferred in the dispositions of Electrical’s European, Asian and North American businesses.  We have had no material continuing involvement with Electrical.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”).  Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam that produced components for the hearing aid and medical device markets.  Our net cash proceeds were approximately $199.2 million in cash, which reflects the initial proceeds received in June 2009 and the final working capital and other financial adjustments settled in January 2010.  The net proceeds were primarily used to repay outstanding debt.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and earnings (loss) before income taxes included in discontinued operations for the three and nine months ended October 1, 2010 and September 25, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net sales	$—	$—	$—	$49,704
Earnings (loss) before income taxes	924	(9,751)	493	(44,975)

Medtech’s loss before income taxes for the three and nine months ended September 25, 2009 includes charges recorded to write down our net investment in Medtech to the net proceeds received and interest expense allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition.  In addition, included in the loss before income taxes for the nine months ended September 25, 2009 was a charge for the settlement of certain retirement plan benefits under one of our defined benefit plans that was triggered by the Medtech sale. These charges were approximately ($9.8) million and ($49.6) million for the three and nine months ended September 25, 2009.  We have incurred no such charges during the three and nine months ended October 1, 2010.  However, a $0.9 million gain was recorded on the Medtech divestiture in the third quarter of 2010 as a result of settling an unresolved matter that existed at the date of sale.

Open customer orders were transferred to Altor upon disposition.  We have had no material continuing involvement with Medtech.

MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the net assets of MEMS.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

MEMS net sales and earnings (loss) before income taxes for the three and nine months ended October 1, 2010 and September 25, 2009, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net sales	$67	$626	$107	$1,438
Earnings (loss) before income taxes	61	413	(222)	(6,216)

For the three and nine months ended October 1, 2010, we were contractually obligated to fulfill an immaterial amount of MEMS’ customer orders and, also, we incurred administrative expenses associated with the closure of the business.

(3)           Financial statement details

The following are details of certain financial statement captions at October 1, 2010 and December 25, 2009 (in thousands):

	October 1,	December 25,
Inventory:	2010	2009
Finished goods	$15,381	$17,772
Work in process	6,354	6,101
Raw materials and supplies	14,902	15,804
	$36,637	$39,677
Accrued expenses and other current liabilities:
Income taxes payable	$14,922	$12,056
Accrued compensation	16,463	12,595
Other accrued expenses	34,926	33,682
	$66,311	$58,333

(4)           Goodwill and other intangible assets

We assess long-lived assets, including identifiable intangible assets subject to amortization and property, plant and equipment, for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Factors we consider important that could trigger an impairment review include significant adverse changes in the use of any asset, declines in historical or projected operating performance, reductions in our stock price and other significant negative economic trends.

We perform an annual review of goodwill in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of our recorded goodwill is impaired.  The impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we perform the second step of the impairment test that requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge is recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units for goodwill impairment testing purposes, which are our legacy Electronics unit, including our power and network groups but excluding a component of our connector product line known as FRE, our wireless group and FRE.

Pulse Electronics Corporation and Subsidiaries
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

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter of each year.  However, estimates of future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed, independent of our annual review.  The growth rates we use are an estimate of the future growth in the industries in which we participate and are adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit, we performed step one of the goodwill impairment test in the first quarter of 2010.  This unexpected business decline became known to us at the end of the first quarter of 2010.   Our wireless reporting unit did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to wireless’ goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of a new outlook from a major customer of our wireless group and the overall decline in our wireless group’s forecasted operating results.

Changes in the carrying amount of goodwill for the nine months ended October 1, 2010 were as follows (in thousands):

Balance at December 25, 2009:
Goodwill	$86,839
Accumulated impairment losses	(70,982)
Goodwill, net	$15,857

Changes in the carrying amount of goodwill:
Goodwill impairment	$(14,620)
Currency translation adjustment	(1,237)
Net changes in the carrying amount of goodwill	$(15,857)

Balance at October 1, 2010:
Goodwill	$85,602
Accumulated impairment losses	(85,602)
Goodwill, net	$—

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)           Goodwill and other intangible assets, continued

Other intangible assets as of October 1, 2010 were as follows (in thousands):
	October 1,	December 25,
	2010	2009
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$25,903
Technology	2,000	7,420
Other	960	946

Total	$6,260	$34,269

Accumulated amortization:
Customer relationships	$(1,781)	$(11,150)
Technology	(907)	(2,471)
Other	(111)	(250)

Total	$(2,799)	$(13,871)

Net intangible assets subject to amortization	$3,461	$20,398

Intangible assets not subject to amortization (indefinite lives):
Tradename	$2,910	$2,910

Other intangibles, net	$6,371	$23,308

As a result of a significant decline in our wireless group’s actual and forecasted sales and operating profit during the first quarter of 2010, we performed a recoverability test on a customer relationship intangible asset which resulted in an $11.5 million impairment charge to our finite-lived intangible assets.  Also, in the second quarter of 2010, we determined that we would begin to consider alternatives to withdraw from the audio market to further simplify our operations. As a result, we performed a recoverability test on the intangible assets related to our audio products, which resulted in a $3.6 million impairment charge.

Our amortization expense was approximately $1.9 million and $2.5 million for the nine months ended October 1, 2010 and September 25, 2009, respectively.  The decrease in amortization expense is primarily the result of lower amortizing intangibles due to the impairment charges recorded in the first and second quarters of 2010. The weighted average life of our finite intangible assets is approximately 1.8 years as of October 1, 2010.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2011	$1,360
2012	$539
2013	$539
2014	$68
2015	$68

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Income taxes

At October 1, 2010, we had approximately $19.5 million of unrecognized tax benefits, $15.5 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

Our practice is to recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of October 1, 2010, we have $1.1 million accrued for interest and/or penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2006 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

Our effective tax rate for the nine months ended October 1, 2010 was (7.3%), which is lower than our estimated effective tax rate for the full year.  The lower effective tax rate for this period reflects the impact of the goodwill and intangible asset impairments recorded in the first half of 2010 and the effect of losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.  Excluding severance, impairment and other associated costs, the effective tax rate would have been 10.3% for the nine months ended October 1, 2010.

The effective tax rate for the nine months ended September 25, 2009 was (3.9%), which was impacted primarily by the $71.0 million goodwill impairment charge recorded in 2009. The goodwill impairment was non-deductible for income tax purposes.  Excluding severance, impairment and other associated costs, the effective tax rate would have been 13.7% for the nine months ended September 25, 2009.

(6)           Defined benefit plans

Our net periodic benefit expense was less than $0.1 million and was $0.1 million for the three and nine months ended October 1, 2010, respectively, and was approximately $0.1 million and $0.4 million for the three and nine months ended September 25, 2009, respectively. Our net periodic expense is expected to be approximately $0.2 million for the 2010 fiscal year. In the nine months ended October 1, 2010, we contributed less than $0.1 million to our principal defined benefit plans. The disposition of Electrical’s businesses in Europe and Asia, during the third quarter of 2010, accelerated certain retirement plan benefits under one of our defined benefit plans, which will result in the settlement of an obligation that will require additional cash funding of approximately $6.1 million in the fourth quarter of 2010. Including these accelerated benefit payments, we expect to contribute approximately $6.2 million in the 2010 fiscal year, which will be funded by the proceeds from the sale of Electrical. During the year ended December 25, 2009, we contributed approximately $6.3 million to our principal defined benefit plans, including certain accelerated benefits caused by our divestitures. In addition, one of our domestic defined benefit plans is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”). Initial communications from the PBGC have indicated that the sale of the North American operations of Electrical may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to one of our defined benefit plans. However, a partial plan termination would only result in a cash payment to fund our plan assets and will not directly result in any additional expenses. As of the date these financial statements were issued, we were in preliminary discussions with the PBGC on this matter.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)           Commitments and contingencies

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and we may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

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

(8)           Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our first payment of approximately $1.7 million in the second quarter of 2010.  We expect to pay a total of $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $2.6 million in 2009, which have been deferred and are being amortized over the life of the notes.

These convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and commitments of our subsidiaries.

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

Subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not permitted to redeem the notes prior to maturity.

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue our senior convertible notes and restated certain other provisions of our previous credit agreement.  The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

The credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  The amount outstanding under our credit facility as of October 1, 2010 was $32.2 million.

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

The fee on the unborrowed portion of the commitment ranges from 0.225% to 0.350% of the total commitment, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Commitment fee percentage
Less than 0.75	0.225%
Less than 1.50	0.250%
Less than 2.25	0.300%
Less than 2.75	0.350%

The interest rate for each currency’s borrowing is a combination of the variable base rate for that currency plus a credit margin spread.  The credit margin spread is the same for each currency and ranges from 1.25% to 2.50%, depending on the following debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Credit margin spread
Less than 0.75	1.25%
Less than 1.50	1.50%
Less than 2.25	2.00%
Less than 2.75	2.50%

As of October 1, 2010, we were in compliance with the covenants of our credit agreement.

The weighted-average interest rate on our credit facility borrowings during the nine months ended October 1, 2010, including the credit margin spread, was approximately 2.9%.

The credit agreement limits our annual cash dividends to $5.0 million.  Also, there are covenants specifying capital expenditure limitations and other customary and normal provisions.

Multiple subsidiaries, both domestic and international, have guaranteed the obligations under the credit agreement.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral. If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

We had three standby letters of credit outstanding at October 1, 2010 in the aggregate amount of $1.8 million securing transactions entered into in the ordinary course of business.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options. The following table presents the amount of stock-based compensation expense included in the Consolidated Statements of Operations during the three and nine months ended October 1, 2010 and September 25, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Restricted stock	$543	$570	$1,453	$1,084
Stock options	(61)	—	1	—
Total stock-based compensation included in selling, general and administrative expenses	482	570	1,454	1,084
Income tax benefit	(169)	(200)	(509)	(379)
Total after-tax stock-based compensation expense	$313	$370	$945	$705

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

A summary of our restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 25, 2009	330	$11.92
Granted	238	$3.76
Vested	(115)	$15.68
Forfeited/cancelled	(23)	$5.67
Nonvested at October 1, 2010	430	$6.74

As of October 1, 2010, there was approximately $1.6 million of unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock options:  Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally vest pro-rata over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Stock-based compensation, continued

A summary of our stock option activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 25, 2009	82	$17.53
Granted	384	$5.02
Exercised	—	—
Forfeited/cancelled	(363)	$5.22
Outstanding as of October 1, 2010	103	$14.32	—
Exercisable at October 1, 2010	79	$17.53	—

The weighted-average fair value of all stock options issued during 2010 was calculated as $2.72 per share on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions of our stock options issued during 2010, based on the date of grant, are as follows:

2010
Dividend yield	2.0%
Volatility	76.3%
Risk-free interest rate	2.3%
Expected life (years)	4.8

During the nine months ended October 1, 2010 and September 25, 2009, no stock options were exercised. Tax benefits from the deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current or prior year net cash provided by operating activities or the net cash used in financing activities as there were no stock options exercised during the nine months ended October 1, 2010 or September 25, 2009.  There have been no stock-based compensation costs capitalized into inventory or any other assets during the three or nine months ended October 1, 2010 and September 25, 2009.

(10)         Earnings (loss) per share

Basic earnings (loss) per share was calculated by dividing our net earnings (loss) by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  For calculating diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares, as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of stock options, by grant, is greater than the actual stock price as of the end of the period, those common share equivalents are anti-dilutive and are excluded from the calculation of diluted earnings per share.  There were approximately 86,000 and 64,000 common share equivalents for the three months ended October 1, 2010 and September 25, 2009, respectively.   As we had net losses in the nine months ended October 1, 2010 and September 25, 2009, we did not include common stock equivalents in the calculation of loss per share.  There were approximately 103,000 and 82,000 stock options outstanding as of October 1, 2010 and September 25, 2009, respectively.  Also, we had unvested restricted shares outstanding of approximately 430,000 and 254,000 as of October 1, 2010 and September 25, 2009, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)         Earnings (loss) per share, continued

The diluted effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to our net earnings for the period, and the total shares that would be converted if the notes were settled at the end of the period are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the three months ended October 1, 2010, we added approximately $0.7 million of after-tax interest expense to our diluted earnings which represents the interest attributable to our convertible senior notes.  Also, we included approximately 7.8 million shares in our dilutive shares outstanding for the three months ended October 1, 2010, which represents the conversion of the notes into common shares as if the notes were settled at the end of the period.  For the nine months ended October 1, 2010, the effect of our convertible notes were anti-dilutive and were therefore excluded from our earnings per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock.  This condition meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method.  For the three and nine months ended October 1, 2010 and September 25, 2009, there were no significant differences in the per share amounts calculated under the two methods, therefore, we have not presented the reconciliation of earnings per share under the two class method.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net earnings (loss) from continuing operations	$8,136	$2,274	$(29,890)	$(76,114)
Net earnings (loss) from discontinued operations	6,188	(13,358)	(8,980)	(117,523)
Less: Net earnings attributable to non-controlling interest	117	352	714	451
Net earnings (loss) attributable to Pulse Electronics Corporation	$14,207	$(11,436)	$(39,584)	$(194,088)

Basic earnings (loss) per share:
Shares	41,047	40,886	40,963	40,831
Continuing operations	$0.20	$0.05	$(0.75)	$(1.88)
Discontinued operations	0.15	(0.33)	(0.22)	(2.88)
Per share amount	$0.35	$(0.28)	$(0.97)	$(4.76)

Diluted earnings (loss) per share:
Shares	48,965	40,950	40,963	40,831
Continuing operations	$0.18	$0.05	$(0.75)	$(1.88)
Discontinued operations	0.12	(0.33)	(0.22)	(2.88)
Per share amount	$0.30	$(0.28)	$(0.97)	$(4.76)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)         Severance, impairment and other associated costs

We continue to simplify our operations and relocate certain operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus our resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs represent severance and benefits for terminated employees, including both those related to our manufacturing and those providing selling, general and administrative services.  The eliminated costs also include depreciation from disposed equipment and rental payments from the termination of lease agreements.  We also implemented restructuring initiatives during the nine months ended October 1, 2010 in order to reduce our cost structure and capacity in certain locations.

During the nine months ended October 1, 2010, we determined that approximately $29.7 million of our wireless group’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Refer to Note 4, Goodwill and other intangible assets, for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions. These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million. The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Of the $1.0 million severance charge incurred during the nine months ended October 1, 2010, approximately $0.5 million related to our North American operations, which was both initiated and completed in the first quarter of 2010, and approximately $0.7 million related to a program that was initiated in the first quarter of 2010 to reorganize our wireless group’s operations in Finland and China to match the expected demand of the group.  Partially offsetting these accruals was a $0.2 million adjustment related to the transfer of production operations from our facilities in Europe and North Africa to China which began in 2007.  This adjustment reflected the final severance agreements associated with this restructuring program.

The change in our accrual related to severance, impairment and other associated costs is summarized as follows (in millions):

Balance accrued at December 25, 2009	$1.4

Expensed during the nine months ended October 1, 2010	1.0
Severance payments	(1.4)
Other associated costs	(0.5)

Balance accrued at October 1, 2010	$0.5

(12)         Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risks. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the nine months ended October 1, 2010, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations in our operations in China.  At October 1, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.0 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.7 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  During the nine months ended October 1, 2010 and September 25, 2009, no financial instruments were designated as hedges.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)         Financial instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in millions):

Consolidated Balance Sheets
(liability derivative)

Derivatives	Classification	October 1, 2010	December 25, 2009

Foreign exchange forward contracts	Accrued expenses and other current liabilities	$(0.7)	$(0.2)

Total		$(0.7)	$(0.2)

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in millions):

Consolidated Statements of Operations
(Unrealized/realized (losses)/gains)

		Three Months Ended		Nine Months Ended
Derivatives	Classification	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Foreign exchange forward contracts	Other (expense) income, net	$(1.1)	$(0.6)	$0.5	$(0.6)
Total		$(1.1)	$(0.6)	$0.5	$(0.6)

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)         Financial instruments, continued

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of October 1, 2010 (in millions):

	October 1, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$4.2	$4.2	$—	$—
Other (2)	(0.7)	—	(0.7)	—
Total	$3.5	$4.2	$(0.7)	$—

(1)	Amounts include grantor trust investments in our Consolidated Balance Sheet.
(2)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of October 1, 2010, the estimated fair value of the outstanding borrowings under our revolving credit facility was approximately $33.6 million and the estimated fair value of our convertible senior notes was approximately $49.0 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

During the nine months ended October 1, 2010, we did not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventory, and our financial liabilities, including accounts payable and accrued expenses, are exposed to interest rate, credit and foreign currency risk. We have policies relating to these financial instruments and their associated risks, and monitor compliance with those policies.

(13)         Segment information

For the three and nine months ended October 1, 2010 and September 25, 2009, there were immaterial amounts of intersegment revenues eliminated in consolidation.  In the second quarter of 2009, our basis for determining segment financial information changed due to the classification of our former Electrical segment as a held-for-sale discontinued operation, so we currently operate in one reportable segment.  As a result, segment disclosures required under ASC Topic 280 are no longer necessary.  We will continue to disclose enterprise-wide information in our Annual Report on Form 10-K to the extent required.

(14)         Subsequent event

Between October 1, 2010, the date of these financial statements, and the date these financial statements herein were issued, all material subsequent events have been disclosed.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of this report on pages 36 through 44.

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

Our Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 25, 2009 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

●	Inventory valuation;
●	Divestiture accounting;
●	Purchase accounting;
●	Goodwill and identifiable intangibles;
●	Income taxes;
●	Defined benefit plans;
●	Contingency accruals; and
●	Severance, impairment and other associates costs.

Actual results could differ from our estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 25, 2009.

Overview

On November 8, 2010, we announced an organization-wide renaming and repositioning of our company.  We are now incorporated under the name Pulse Electronics Corporation and will be generally known as Pulse in our markets.  We were previously incorporated as Technitrol, Inc.  Our ticker symbol on the New York Stock Exchange (“NYSE”) will change from “TNL” to “PULS” effective November 15, 2010.  Our new name signifies a change in our company to a pure-play electronic components provider and unites our corporate and operational identities.

During the second quarter of 2010, our former Chief Executive Officer resigned and our board of directors appointed Drew A. Moyer, our Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  As of the date the financials herein were issued, our board of directors were still conducting their search for a permanent Chief Executive Officer.

We are a worldwide producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues of our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of these products in the primary markets we serve.

We have three primary product lines. Our network products include a variety of magnetic and radio frequency components, modules and sub-assemblies such as connectors, filters, transformers and chokes. Our power products include power transformers, chokes, current and voltage sensors, automotive coils, military and aerospace products and other power magnetic products.  Our wireless products include handset antenna products, non-handset wireless and automotive antenna products and speakers and receivers for mobile phones.

Net sales for our three primary product lines for the three and nine months ended October 1, 2010 and September 25, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Network	$65,228	$38,325	$169,446	$108,542
Power	36,848	23,146	95,147	69,770
Wireless	19,887	39,910	66,703	115,113
Net sales	$121,963	$101,381	$331,296	$293,425

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by product mix, capacity utilization, acquisitions and divestitures.  Our markets are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts we offer and frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales and gross margin in any given period.  In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and the Chinese renminbi, which affect our U.S. dollar reported net sales and results of operations.

We believe our focus on technology and other strategic investments, both internal and external, provides us opportunities for future growth in net sales and operating profit.  However, unfavorable economic and market conditions may result in a reduction in the demand for our products, thus negatively impacting our financial performance.  Also, we may divest portions of our business, close certain locations or complete other cost reduction programs to focus on our core businesses and to improve our overall long-term financial performance.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ demands, by continuing to invest in product development and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next-generation products, improving our existing products and improving our manufacturing processes. If we determine that our manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment that are used in these processes. For example, in 2010 we committed capital to advanced three dimensional antenna equipment which are being used to produce the next-generation of products for our wireless group.  Also, we have begun committing more capital to automate certain manual manufacturing processes to help alleviate increasing labor costs.  In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through external resources, such as exiting operations not related to our core business.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to current and anticipated future revenues and unit demand. Future expenses associated with these programs will depend on specific actions taken.  Actions taken over the past several years such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel have resulted in the elimination of a variety of costs.  The majority of the non-impairment related costs that were eliminated represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those providing selling, general and administrative services.   Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements. Historically, we have also reduced overhead costs as a result of relocating factories to lower-cost locations.  The savings created by these cost reduction programs impact both our cost of goods sold and selling, general and administrative expenses.  However, the timing of such savings may not be apparent due to many factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies.

During the nine months ended October 1, 2010, we determined that approximately $29.7 million of our wireless group’s goodwill and identifiable intangible assets, including $3.6 million of patented technology related to our audio products, was impaired. Refer to Note 4, Goodwill and other intangible assets, in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

Divestitures. We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  On September 3, 2010, we divested our remaining Electrical business in Europe and Asia for net proceeds of approximately $52.2 million, subject to normal working capital and other financial adjustments.  On January 4, 2010 we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements. In June 2009, we divested our Medtech components business for approximately $199.2 million, which reflects final working capital and other financial adjustments. In April 2009, we divested our MEMS business for an amount immaterial to our Consolidated Financial Statements. We’ve had no material continuing involvement with any of our divested operations after each respective sale.

Management Focus.  Our executives focus on a number of important metrics to evaluate our financial condition and operating performance.  For example, we use revenue growth, gross margin, operating margin, return on employed capital and return on research, development and engineering as performance measures.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, which reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating working capital, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, debt-to-EBITDA leverage, cash conversion efficiency and free cash flow.  We define free cash flow as cash flow from operations less capital spending.  Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to product development, product quality and on-time delivery assist our management in monitoring customer satisfaction on an on-going basis.

International Operations. At October 1, 2010, we had manufacturing operations in the United States of America and China.  However, we manufacture nearly all of our products in China and sell the majority of these products to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements.  For example, our sales in certain divisions of our wireless and power product groups are denominated primarily in euro and renminbi.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our product groups.  Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. For example, we have experienced approximately $3.7 million in net foreign exchange losses during the nine months ended October 1, 2010, primarily due to intercompany transactions denominated in varying currencies.  In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase currency exchange forward contracts and/or currency options. These contracts guarantee a predetermined exchange rate or range of rates at the time the contract is purchased. This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities that are denominated in local currencies, the currency to be hedged and the costs associated with implementing the contracts.  At October 1, 2010, we had eight foreign exchange forward contracts outstanding to sell forward approximately 8.0 million euro, or approximately $11.0 million, to receive Chinese renminbi, which are used to mitigate the risk of currency fluctuations in our Chinese operations.  The fair value of these forward contracts was a liability of $0.7 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 815.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the U.S., and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance, impairment, financing and other similar costs. Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.  We have benefited over the years from favorable tax incentives and other tax policies.  However, there is no guarantee as to how long these benefits will continue to exist.

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $46.5 million, are intended to be reinvested outside of the U.S. indefinitely.

Results of Operations

Three months ended October 1, 2010 compared to the three months ended September 25, 2009

The table below presents our results of operations and the changes in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended				Results as %
	October 1,	September 25,	Improve	Change	Of Net Sales
	2010	2009	(Worsen)%		2010	2009
Net sales	$121,963	$101,381	$20,582	20.3%	100.0%	100.0%
Cost of sales	88,895	74,154	(14,741)	(19.9)	(72.9)	(73.1)
Gross profit	33,068	27,227	5,841	21.4	27.1	26.9

Selling, general and administrative expenses	25,014	23,399	(1,615)	(6.9)	(20.5)	(23.1)
Severance, impairment and other associated costs	—	2,619	2,619	100.0	(0.0)	(2.6)
Operating profit	8,054	1,209	6,845	566.2	6.6	1.2

Interest expense, net	(1,127)	(757)	(370)	(48.9)	(1.0)	(0.7)
Other income, net	3,386	3,190	196	6.1	2.8	3.1

Earnings from continuing operations before income taxes	10,313	3,642	6,671	183.2	8.4	3.6

Income tax expense	2,177	1,368	(809)	(59.1)	(1.8)	(1.3)

Net earnings from continuing operations	8,136	2,274	5,862	257.8	6.6	2.3

Net earnings (loss) from discontinued operations	6,188	(13,358)	19,546	146.3	5.1	(13.2)

Net earnings (loss)	$14,324	$(11,084)	$25,408	229.2%	11.7%	(10.9)%

Net Sales.  Our consolidated net sales increased by 20.3% in the three months ended October 1, 2010 as compared to the prior year period primarily as a result of the improved sales of our network and power groups, particularly in our local area network, power filtering and automotive products.  A decrease in the demand for our wireless group’s products in both the mobile handset and audio sales markets partially offset the improvement.  The decreased demand in the mobile handset market was primarily caused by the loss of certain business with a major OEM customer which began in the second half of 2009.  Additionally, we experienced lower U.S. dollar reported sales in the third quarter of 2010 as compared to the prior year period due to the adverse effects of foreign exchange rates applied to our non-U.S. dollar sales.

Gross Profit.  Our consolidated gross profit for the three months ended October 1, 2010 was 27.1% compared to 26.9% for the three months ended September 25, 2009.  The increase in our gross profit during the three months ended October 1, 2010 was primarily the result of manufacturing cost absorption from increased sales volume, a mix of sales in higher margin product groups and improved labor costs caused by a transition of operations to regions in China with lower wage rates.  Partially offsetting our improved gross profit was lower margins incurred by our wireless product group caused by the loss of certain business with a major OEM customer, the accelerated depreciation of certain fixed assets used to manufacture our audio products and higher labor costs resulting from increased minimum wage rates in our manufacturing facilities in China.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to additional selling and marketing expenses caused by higher sales and, also, additional legal and incentive compensation costs.  For the three months ended October 1, 2010, we were able to leverage our increased revenue on consistent selling, general and administrative spending which caused our selling, general and administrative expense, as a percentage of sales, to decline from the comparable period of 2009.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended October 1, 2010 and September 25, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	7,716	7,022
Percentage of sales	6.3%	6.9%

RD&E increased during the three months ended October 1, 2010 primarily due to the inclusion of approximately $0.5 million of legal expenses incurred in conjunction with a patent claim in which we are a defendant.  Without the effects of the additional legal expenses, our RD&E as a percentage of sales for the three months ended October 1, 2010 was approximately 5.9%. Due to the increased level of sales we experienced during the three months ended October 1, 2010, our RD&E as a percentage of sales was lower than historical levels, because our spending on RD&E activities tends to develop at a rate which is less dramatic than our sales changes.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the three months ended October 1, 2010, we recognized no expense related to severance, impairment or other associated costs.  Refer to Note 11, Severance, impairment and other associated costs, in the Notes to the Unaudited Consolidated Financial Statements for further details.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible senior notes we issued during the fourth quarter of 2009. Lower interest was incurred on borrowings from our credit facility during the three months ended October 1, 2010, because our debt outstanding decreased.  Interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis for the third quarters of 2010 and 2009, based upon the debt repaid from the disposition of each of our discontinued operations as compared to our total debt outstanding.

Other.  Net other income is primarily attributable to our net foreign exchange activity on intercompany loans and advances among varying currencies.  During the three months ended October 1, 2010, we incurred foreign exchange gains of approximately $3.8 million, as compared to foreign exchange gains of approximately $3.0 million during the comparable period of 2009.  The increase in foreign exchange gains was primarily caused by increased exposure on our U.S. dollar to euro intercompany loans and advances present during the three months ended October 1, 2010 as compared to the same period of 2009.   Partially offsetting the increased foreign exchange gains for the three months ended October 1, 2010 was a loss recorded to write-down an available-for-sale property to the net proceeds received on its sale.

Income Taxes.  The effective tax rate for the three months ended October 1, 2010 was 21.1% compared to a tax rate of 37.6% for the three months ended September 25, 2009.  The decrease in the effective tax rate is primarily due to reduced losses and non-deductible expenses incurred in jurisdictions where we expect limited tax benefits.

Discontinued Operations.  Net earnings from discontinued operations were approximately $6.2 million during the three months ended October 1, 2010 as compared to a loss of approximately $13.4 million in the three months ended September 25, 2009.  During the three months ended October 1, 2010, our results from discontinued operations were positively affected by a gain recorded upon the completion of the Electrical sale.  Also, a gain was recorded on the Medtech divestiture in the third quarter of 2010 as a result of settling an unresolved matter that existed at the date of sale.  The loss from discontinued operations incurred during the third quarter of 2009 was primarily attributable to a charge recorded to finalize the write-down of the net assets of Medtech to the net proceeds we received upon the completion of its sale.

A summary of the net earnings (loss) from each of our discontinued operations for the three months ended October 1, 2010 and September 25, 2009 is as follows (in thousands):

	Three Months Ended
	October 1, 2010	September 25, 2009
Electrical	$5,203	$(4,020)
Medtech	924	(9,751)
MEMS	61	413
Total	$6,188	$(13,358)

Results of Operations

Nine months ended October 1, 2010 compared to the nine months ended September 25, 2009

The table below presents our results of operations and the changes in those results from period to period in both U.S dollars and percentage (in thousands):

	Nine Months Ended				Results as %
	October 1,	September 25,	Improve	Change	Of Net Sales
	2010	2009	(Worsen)%		2010	2009
Net sales	$331,296	$293,425	$37,871	12.9%	100.0%	100.0%
Cost of sales	247,768	220,305	(27,463)	(12.5)	(74.8)	(75.1)
Gross profit	83,528	73,120	10,408	14.2	25.2	24.9

Selling, general and administrative expenses	72,401	66,503	(5,898)	(8.9)	(21.9)	(22.7)
Severance, impairment and other associated costs	31,094	82,867	51,173	62.5	(9.4)	(28.2)
Operating loss	(19,967)	(76,250)	56,283	73.8	(6.1)	(26.0)

Interest expense, net	(3,748)	(2,091)	(1,657)	(79.2)	(1.1)	(0.7)
Other (expense) income, net	(4,143)	5,083	(9,226)	(181.5)	(1.3)	1.7

Loss from continuing operations before income taxes	(27,858)	(73,258)	45,400	62.0	(8.5)	(25.0)

Income tax expense	2,032	2,856	824	28.9	(0.6)	(1.0)

Net loss from continuing operations	(29,890)	(76,114)	46,224	60.1	(9.1)	(26.0)

Net loss from discontinued operations	(8,980)	(117,523)	108,543	92.4	(2.7)	(40.0)

Net loss	$(38,870)	$(193,637)	$154,767	79.9%	(11.8)%	(66.0)%

Net Sales.  Our consolidated net sales increased by 12.9% during the nine months ended October 1, 2010 as compared to the prior year period primarily as a result of the improved net sales of our network and power groups, particularly in our local area network, power filtering and automotive products.  A decrease in the demand for our wireless group’s products in both the mobile handset and audio sales markets partially offset the improvement. The decreased demand in the mobile handset market was primarily caused by the loss of certain business with a major OEM customer.  Additionally, we experienced lower U.S. dollar reported sales in the nine months ended October 1, 2010 as compared to the prior year due to adverse changes in the foreign exchange rates of our non-U.S. dollar sales.

Gross Profit.  Our consolidated gross profit for the nine months ended October 1, 2010 was 25.2% compared to 24.9% for the nine months ended September 25, 2009.  The increase in our gross profit during the nine months ended October 1, 2010 was primarily the result of cost-reduction initiatives, price increases, manufacturing cost absorption from increased sales volume, a mix of sales in higher margin product groups and improved labor costs caused by a transition of operations to regions in China with lower wage rates.  Partially offsetting these increases to our gross profit was lower margins incurred by our wireless product group caused by the loss of certain business with a major OEM customer, the accelerated depreciation realized on certain assets of our wireless and power product groups that became idle during 2010 and higher labor costs resulting from increased minimum wage rates in our manufacturing facilities in China.  Also, the results for the nine months ended September 25, 2009 were positively affected by business interruption insurance proceeds related to an earthquake that occurred in Mianyang, China during 2008.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to additional selling and marketing expenses caused by higher sales and, also, additional legal and incentive compensation costs.  Partially offsetting these increases was lower intangible amortization as a result of the impairment taken on certain finite intangible assets during the first six months of 2010.  For the nine months ended October 1, 2010, we were able to leverage our increased revenue on consistent selling, general and administrative spending which caused our selling, general and administrative expense, as a percentage of sales, to decline from the comparable period of 2009.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the nine months ended October 1, 2010 and September 25, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	22,487	20,087
Percentage of sales	6.8%	6.8%

RD&E increased in the nine months ended October 1, 2010 primarily due to the inclusion of approximately $1.9 million of legal expenses incurred in conjunction with a patent claim in which we are a defendant.  Without the effects of the additional legal expenses, our RD&E as a percentage of sales was approximately 6.2%.  Due to the increased level of sales we experienced in the nine months ended October 1, 2010, our RD&E as a percentage of sales was lower than historical levels, because our spending on RD&E activities tends to develop at a rate which is less dramatic than our sales changes.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.

Severance, Impairment and Other Associated Costs.  During the nine months ended October 1, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets, including $3.6 million of patented technology related to our audio products, were impaired.  Refer to Note 4, Goodwill and other intangible assets, in the Notes to the Unaudited Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible senior notes we issued during the fourth quarter of 2009.  Lower interest was incurred on borrowings from our credit facility during the nine months ended October 1, 2010, because our debt outstanding decreased.  Interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis for the first nine months of 2010 and 2009, based upon the debt repaid from the disposition of each of our discontinued operations as compared to our total debt outstanding.

Other.  Other expense or income is primarily attributable to our net foreign exchange activity on intercompany loans and advances among varying currencies. During the nine months ended October 1, 2010, we incurred foreign exchange losses of approximately $3.7 million, as compared to foreign exchange gains of approximately $4.8 million during the comparable period of 2009.  The increase in foreign exchange losses was due to the overall strengthening of the U.S. dollar to euro during the first nine months of 2010 as compared to a weakening of the U.S. dollar to euro in the same period of 2009.  Also, included in net other expense for the nine months ended October 1, 2010 was a loss recorded to write-down an available-for-sale property to the net proceeds received on its sale.

Income Taxes.  The effective tax rate for the nine months ended October 1, 2010 was (7.3%) compared to a tax rate of (3.9%) for the nine months ended September 25, 2009.  The decrease in the effective tax rate is primarily due to lower goodwill impairment charges in 2010 compared to 2009 and reduced losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.

Discontinued Operations.  Net loss from discontinued operations was approximately $9.0 million during the nine months ended October 1, 2010 as compared to a loss of approximately $117.5 million in the nine months ended September 25, 2009.  The loss from discontinued operations in the nine months ended October 1, 2010 was primarily attributable to a charge to reduce the net assets of Electrical to the net proceeds we received upon the completion of its sale.  The loss from discontinued operations incurred during the nine months ended September 25, 2009 was primarily attributable to estimated losses to write-down the net assets of Electrical to the net proceeds we anticipated receiving from the disposition and, also, a charge to reduce the net assets of Medtech to the actual net proceeds we received upon the completion of the sale.  Also, we recorded estimates for the settlement of certain accelerated retirement plan benefits at both Electrical and Medtech during the nine months ended September 25, 2009.

A summary of the net loss from each of our discontinued operations for the nine months ended October 1, 2010 and September 25, 2009 is as follows (in thousands):

	Nine Months Ended
	October 1, 2010	September 25, 2009
Electrical	$(9,251)	$(62,657)
Medtech	493	(9,701)
MEMS	(222)	(45,165)
Total	$(8,890)	$(117,523)

Business Outlook

Our levels of net sales, customer mix and product mix have a significant impact on our gross margin, results of operations and cash flow. Specifically, we achieved sales and operating profit during the third quarter of 2010 that were significantly above any recent period, which was primarily a result of increased sales volume across our network and power product lines, a mix of sales in higher margin products and our focus on containing our selling, general and administrative costs. However, we anticipate a decrease in sales from levels attained during the third quarter of 2010. Customer order rates have significantly declined over the majority of our product lines, particularly in network, due to what we believe is an overall decrease in the enterprise communications and the internet infrastructure markets, an overall increase in our customers’ inventory levels and the normal fourth quarter seasonality in the consumer and automotive markets.  Accordingly, we plan on implementing certain cost saving measures during the fourth quarter of 2010 to address the overall forecasted decline in order rates, such as reduced overtime in all manufacturing plants, consolidating and eliminating certain indirect labor positions and an extended holiday shut down period.  Also, we continue to focus on transitioning our operations from locations with higher wage rates, such as in southern-China, to lower-cost areas in the central regions of China.

              We continue to drive growth by committing additional resources to the development of new technologies and products that have higher forecasted financial margins, to the automation of certain manual manufacturing processes and to the expansion of our international sales and marketing teams in regions closest to our customers.  We also plan on continuing to adjust our marketing and engineering efforts for our wireless products in order to increase revenue streams from a more diverse base of customers.   Also, we will focus on those wireless products with higher forecasted margins, while shifting from those markets where we expect limited returns, such as the audio components of our wireless group, to streamline our operations and further simplify our business.

Considering the business issues mentioned above and other risks inherent in our business, we believe we have ample liquidity to fund our business requirements, taking into account our significant reduction of debt as a result of recent divestitures.  This belief is based on our current balances of cash and cash equivalents, our history of positive operating cash flows from continuing operations, including $28.1 million for the nine months ended October 1, 2010, and access to our credit facility.  Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA, as defined by our credit agreement.  If we are not able to maintain the required EBITDA level relative to our senior secured debt or fixed charges, we would default on our covenants.  At October 1, 2010, we were in compliance with all covenants of our credit agreement.  We have substantially decreased our borrowings from the credit facility with the proceeds of the Electrical divestiture in September 2010 and through the issuance of $50.0 million of convertible senior notes in December 2009, which are not subject to the leverage or fixed charge covenant calculations in our credit agreement.  Accordingly, we believe that we will continue generating sufficient EBITDA in the foreseeable future to remain compliant with our debt covenants.

Liquidity and Capital Resources

Our working capital as of October 1, 2010 was $55.1 million, compared to $121.3 million as of December 25, 2009.  This $66.2 million decrease was primarily due to the sale of Electrical’s net assets that were held-for-sale as of December 25, 2009.  Also, working capital decreased mainly due to declines in accounts receivable and inventory, which were partially offset by a decrease in accounts payable.  Cash and cash equivalents, which are included in working capital, increased $0.6 million from $39.7 million as of December 25, 2009 to $40.3 million as of October 1, 2010.

We present our statement of cash flows using the indirect method.  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business’ cash flow than items such as cash receipts from the sale of goods, which would appear using the direct method.  All cash flows from our discontinued operations have been separated from continuing operations and are disclosed in aggregate by each cash flow activity.

Net cash provided by operating activities was $28.1 million for the nine months ended October 1, 2010 as compared to $23.9 million in the comparable period of 2009, an increase of $4.2 million. The increase is primarily a result of a lower net loss from continuing operations, excluding goodwill and intangible asset impairments, incurred in the first nine months of 2010 as compared to the same period of 2009 and increased cash flow from working capital reductions in the first nine months of 2010 as compared to the same period of 2009.

Capital expenditures were $7.7 million during the nine months ended October 1, 2010 and $0.8 million in the comparable period of 2009. The increase in capital expenditure was the result of our focus on allocating resources for the production of next generation technologies during 2010 and the concerted effort to limit new investment to only essential programs in 2009.  We make capital expenditures to expand production capacity and to improve our operating efficiency. We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We used $3.1 million for dividend payments during the nine months ended October 1, 2010.  On August 2, 2010, we announced a quarterly cash dividend of $0.025 per common share, payable on October 15, 2010 to shareholders of record on October 1, 2010.  The quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the fourth quarter of 2010.  We expect to make quarterly dividend payments in the foreseeable future.

We continue to streamline our administrative functions and to lower our overall production costs, we anticipate incurring certain charges and cash payments beginning in the fourth quarter of 2010 for severance and other related adjustments.  As a result, we anticipate that these charges will be paid through the first quarter of 2011.  As of October 1, 2010, these plans were not finalized and there have been no formal notifications.

On September 3, 2010, we completed the sale of the Electrical business in Europe and Asia for approximately $52.2 million, subject to normal working capital and other financial adjustments.  In the fourth quarter of 2010, we will contribute approximately $6.1 million to one of our defined benefit plans to settle an obligation which was contingent on the sale of the Electrical business.  The remaining net proceeds from the Electrical disposition, after payment of transaction costs and other related costs, were used in the third quarter of 2010 to reduce the debt outstanding under our credit facility.

On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  The net proceeds were primarily used to repay the debt outstanding under our credit facility.

One of our domestic defined benefit plans is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of the North American operations of Electrical may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to our defined benefit plan.  However, a partial plan termination would only result in a cash payment to fund our plan assets and will not directly result in any additional expenses.  As of the date these financial statements were issued, we were in preliminary discussions with the PBGC on this matter.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and we may continue to incur significant costs in defending or settling such legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

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

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue senior convertible notes and restated certain other provisions of our previous credit agreement. The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.

Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling twelve-month EBITDA.  If we are unable to maintain the required EBITDA levels relative to our total debt, excluding our convertible senior notes, or fixed charges, we would default on our covenants.  As of October 1, 2010, we were in compliance with all covenants of our credit agreement.  We had approximately $32.2 million of borrowings outstanding under our credit facility with approximately $66.0 million of borrowing capacity as of October 1, 2010.  Refer to Note 8, Debt, in the Notes to the Unaudited Consolidated Financial Statements for further details.

We had three standby letters of credit outstanding in the aggregate amount of $1.8 million securing transactions entered into in the ordinary course of business, which are included in our maximum borrowing capacity as of October 1, 2010.

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year, beginning with our first payment of approximately $1.7 million in the second quarter of 2010. We expect to pay a total of $3.5 million of interest on these notes in 2010. We incurred debt issuance costs of approximately $2.6 million in 2009, which have been deferred and are being amortized over the life of the notes.   Refer to Note 8, Debt, in the Notes to the Unaudited Consolidated Financial Statements for further details.

The principal material change in our contractual obligations during the nine months ended October 1, 2010 was the elimination of obligations related to our former Electrical operations in Europe, Asia and North America, which included outstanding commercial commitments under precious metal consignment-type leases which approximated $113.4 million as of December 25, 2009.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain additional borrowings or equity offerings for suitable acquisitions of businesses or assets.

Currently, a majority owned subsidiary holds approximately $15.6 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of October 1, 2010 there are no plans to repatriate funds held at this majority owned subsidiary.

With the exception of the cash and cash equivalents located at the majority owned subsidiary, we have not experienced any significant liquidity restrictions in any country in which we operate and no restrictions are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, we have not accrued U.S. income and foreign withholding taxes on foreign earnings that have been indefinitely invested abroad.  If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

Our retained earnings are free from legal or contractual restrictions as of October 1, 2010, with the exception of approximately $28.3 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $28.3 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

Item 4:     Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of October 1, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the nine months ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.

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

Risk Factors are on page 36.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Other Information	None

Item 5	Exhibits

(a) Exhibits

The Exhibit Index is on page 45.

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

The following factors represent what we believe are the major risks and uncertainties in our business, including risks inherent in discontinued operations.  They are listed in no particular order.

Cyclical changes in the markets we serve could result in a significant decrease in demand for our products, which may reduce our profitability and/or our cash flow.

Our components are used in various products sold in the electronics market. Generally these markets are cyclical based on the end consumers’ demand, so interest in our components also reflects the overall demand for products in the electronics market.  A contraction in the electronics market would result in a decrease in sales of our products, as our customers:

●	may cancel existing orders;
●	may introduce fewer new products;
●	may discontinue current product lines; and
●	may decrease their inventory levels.

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

We use commodities such as copper and plastic resins in manufacturing our products.  Prices of these and other raw materials have experienced significant volatility in the past.  Other manufacturing costs, such as direct and indirect labor, energy, freight and packaging costs, also directly impact the costs of our products.  If we are unable to pass these increased costs to our customers or recover the increased costs through production efficiencies, our gross margins may suffer.

An inability to adequately respond to changes in technology, applicable standards or customer needs may decrease our sales.

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs, and, also, to develop and introduce new and enhanced products on a timely and cost effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and to improve our manufacturing processes.  Improving performance and reducing costs for our customers requires the continual development of new products and/or improvement to the components of existing products.  Our inability to react quickly and efficiently to changes in technology, standards or customer needs may decrease our sales or margins.

If our inventory becomes obsolete, then our future performance and operating results will be adversely affected.

The life cycles of our products depend heavily upon the life cycles of the end products for which our products are designed.  End products with short life cycles require us to closely manage our production and inventory levels, as adverse changes in end market demand may make our products obsolete.  Specifically, during market slowdowns this may result in significant charges for inventory write-offs. Our future operating results may be adversely affected by material levels of inventory reserves for obsolete or excess inventory.

Our decisions to strategically divest current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

We have completed numerous acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses or divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and goodwill and other intangible assets, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2009 and 2010.

The success of our acquisitions depends on our ability to:

●	successfully execute the integration or consolidation of the acquired operations into our existing businesses;
●	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;
●	identify and take advantage of cost reduction opportunities; and
●	further penetrate existing markets with the product capabilities we may acquire.

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions may:

●	cause a disruption in our ongoing business;
●	distract our managers;
●	increase our debt and leverage;
●	unduly burden other resources in our company; and
●	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations or contractual requirements.

Alternatively, we may also consider making strategic divestitures, which may also:

●	cause a disruption in our ongoing business;
●	distract our managers;
●	unduly burden other resources in our company; and
●	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations or contractual requirements.

We may record impairment losses in the future.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in trends of historical operating performance, a significant decline in the price of our common stock, changes in projected operating performance and significant negative economic trends.

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

If any of our major customers terminates a substantial amount of existing agreements, chooses not to enter into new agreements or elects not to submit additional purchase orders for our products, then our business may suffer.

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

We will lose business and our revenues may decrease if one of these major customers:

●      does not submit additional purchase orders;
●      does not enter into new agreements with us;
●      elects to reduce or prolong their purchase orders; or
●      elects to terminate their relationship with us.

If we do not effectively manage our business when facing fluctuations in the size of our organization, then our business may be disrupted.

We have grown both organically and as a result of acquisitions.  We have also contracted as a result of declines in global demand and through divestitures.  We may significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions. These rapid fluctuations place strains on our resources and systems. If we do not effectively manage our resources and systems, our business may be adversely affected.

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

Our failure to effectively manage these issues may result in:

●      production delays;
●      increased costs of production;
●      excessive inventory levels and reduced financial liquidity;
●      an inability to make timely deliveries; and
●      a decrease in profits or cash flows.

A decrease in the availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

●      base metals such as copper;
●      ferrite cores; and
●      plastics and plastic resins.

Some of these materials are only produced by a limited number of suppliers.  The limited amount of suppliers may restrict our ability to obtain these raw materials in sufficient quantities, at reasonable prices or in a timely manner to meet customer demand for our products. A lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins. In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

Competition may result in reduced demand for our products and reduce our sales.

We frequently encounter strong competition within individual product lines from various competitors throughout the world.  We compete principally on the basis of:

●      product quality and reliability;
●      global design and manufacturing capabilities;
●      breadth of product line;
●      price;
●      customer service; and
●      delivery time.

Our inability to successfully compete on any or all of the above or other factors may result in reduced sales.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries.  Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthen as compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited derivative transactions, including foreign currency forward  contracts, which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

Risks inherent in doing business internationally may include:

●      the inability to repatriate or transfer cash on a timely or efficient basis;
●      economic and political instability;
●      expropriation and nationalization;
●      trade restrictions;
●      capital and exchange control programs;
●      transportation delays;
●      uncertain rules of law; and
●      unexpected changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, its political, legal and labor developments entail uncertainties and risks. For example, beginning in the second half of 2009, we began to encounter difficulties in attracting and retaining the level of labor required to meet our customers’ demands.  Also, wages have been increasing rapidly over the last several years in China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

We have benefited in prior years from favorable tax incentives and we operate in countries where we realize favorable income tax treatment relative to the U.S. statutory rate.  We have been granted special tax incentives, including tax holidays, in jurisdictions such as the PRC.  This favorable situation could change if these countries were to increase rates or discontinue the special tax incentives, or if we discontinue our manufacturing operations in any of these countries and do not replace them with operations in locations with similar tax incentives or policies. Accordingly, in the event of changes in laws and regulations affecting our international operations, we may not be able to continue to recognize or take advantage of similar benefits in the future.

Shifting our operations between regions may result in considerable expense, capital and opportunity costs.

Within countries in which we operate, particularly China, we sometimes shift our operations from one region to another in order to maximize manufacturing and operational efficiency. We may open or close one or more additional factories in the future to promote such efficiency. This could entail significant expenses and cash payments to account for severance, asset impairments, write-offs, write-downs, moving expenses, start-up costs and initial production inefficiencies, as well as certain adverse tax consequences including the loss of specialized tax incentives, non-deductible expenses or value-added tax consequences.

Liquidity requirements could necessitate movements of existing cash balances which may be subject to restrictions or may cause unfavorable tax and earnings consequences.

A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar.  While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  For example, these adverse consequences would occur if the transfer of cash into the United States is taxed with no available foreign tax credit to offset the U.S. tax liability, resulting in lower earnings.  Also, we may be prohibited or significantly delayed when transferring cash from a country such as the PRC, as there are foreign exchange ceilings imposed by local governments and often lengthy approval processes which foreign governments require for international cash transfers.  We have not experienced any significant liquidity restrictions in any of the countries in which we operate and we do not presently foresee any.

Currently, a majority owned subsidiary holds approximately $15.6 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income taxes withholding and distributions to minority shareholders.  As of October 1, 2010 there are no plans to repatriate funds held at this majority owned subsidiary.

As of October 1, 2010, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $28.3 million of subsidiary retained earnings, primarily in China that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in China, up to a maximum amount equal to 50% of the total capital we have invested.  The $28.3 million includes approximately $5.7 million of retained earnings of a majority owned subsidiary.

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

During the second quarter of 2010, our former Chief Executive Officer resigned and our board of directors appointed Drew A. Moyer, our Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  As of the date the financials herein were issued, our board of directors were still conducting their search for a permanent Chief Executive Officer.

Public health epidemics (such as flu strains or severe acute respiratory syndrome) or natural disasters (such as earthquakes or fires) may disrupt operations in affected regions and affect operating results.

We maintain extensive manufacturing operations in the PRC, similar to many of our customers and suppliers. A sustained interruption of our manufacturing operations, or those of our customers or suppliers, resulting from complications caused by a public health epidemic or a natural disaster could have a material adverse effect on our business and our results of operations.

The unavailability of insurance against certain business and product liability risks may adversely affect our future operating results.

As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks.  However, not all risks are insurable and those that are insured may differ in the amount covered due to the type of risk, end market and customer location. If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to provide comparable coverage at similar costs or we are not fully insured for a particular risk in a particular place, than we may be subject to increased costs of uninsured or under-insured losses which may adversely affect our operating results.

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

Our manufacturing operations are subject to a variety of environmental laws and regulations, as well as internal programs and policies governing:

●      air emissions;
●      wastewater discharges;
●      the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and
●      employee health and safety.

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

Our debt levels could adversely affect our financial position, our liquidity and the perception of our financial condition in the financial markets.

We were in compliance with the covenants of our credit agreement as of October 1, 2010.  Outstanding borrowings under this agreement, which allows for a maximum facility of $100.0 million, were $32.2 million at October 1, 2010.  In addition to the debt outstanding under our credit agreement, we issued $50.0 million of convertible senior notes during the fourth quarter of 2009.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  Although we anticipate meeting our covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events potentially beyond our control.  Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquidity to repay our credit facilities or other indebtedness.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

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

We may not be successful in protecting our intellectual property through patent laws, other regulations or by contract. As a result, other companies may be able to develop and market similar products which could materially and adversely affect our market share.  Also, we may be sued by third parties for alleged infringement of their proprietary rights, which may result in defense costs, royalty obligations or the overall loss of the right to use technology important to our business.

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management’s attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may have a material and adverse effect on our business.  For example, it may cause us to enter into costly royalty arrangements or force us to incur settlement or litigation costs.

Our stock price has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors, some of which are beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.

In addition, the market price of our common stock may rise and fall in response to the following factors, or based on the perception or anticipation of the following factors:

●	announcements of technological or competitive developments;
●	acquisitions or strategic alliances by us or our competitors;
●	divestitures of core and non-core businesses;
●	the gain or loss of a significant customer or order;
●	the existence of debt levels in excess of our cash levels;
●	changes in our liquidity, capital resources or financial position;
●	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us, our competitors or our industry;
●	general market or economic conditions; or
●	future business prospects.

Item 1b    Unresolved Staff Comments

None

Exhibit Index

2.1	Share Purchase Agreement dated June 2, 2009 between Pulse Denmark ApS and Xilco A/S (incorporated by reference to Exhibit 2.1 to our Form 8-K dated June 2, 2009).

2.2
Sale and Purchase Agreement, dated July 30, 2010, among Technitrol, Inc., AMI Doduco Holding GmbH, Blitz F10-vier-eins GmbH and Tinicum Capital Partners II, L.P. (incorporated by reference to Exhibit 2.2 to our Form 8-K dated July 30, 2010).

3.1	Articles of Incorporation, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 8, 2010).

3.3	By-Laws, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated November 8, 2010).

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

4.6	Indenture between Technitrol, Inc. and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.1(1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(1) to our Form 10-Q for the nine months ended October 1, 2004).

10.2	Restricted Stock Plan II, amended and restated as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 19, 2010).

10.3	2001 Stock Option Plan, amended and restated as of March 1, 2010 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated May 19, 2010).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

Exhibit Index, continued

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

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

10.8(3)	Agreement for Settlement of Benefits dated September 24, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated September 24, 2009).

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

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10(1) to our Form 8-K dated May 1, 2007).

10.10(2)	Modification to Letter Agreement agreed to on February 15, 2008 (incorporated by reference to Exhibit 10.10(2) to our Form 8-K dated February 22, 2008).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 28, 2001).

10.12	Technitrol, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

Exhibit Index, continued

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

10.24	Employment Agreement between Technitrol, Inc. and Daniel M. Moloney dated March 22, 2010 (incorporated by reference to Exhibit 10.24 to our Form 8-K dated March 22, 2010).

10.25	CEO Annual and Long-Term Equity Incentive Process (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the three months ended March 28, 2008).

10.26	Letter Agreement between Technitrol, Inc. and Michael J. McGrath dated March 7, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the nine months ended September 28, 2007).

10.27	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 23, 2008 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated July 29, 2008).

10.27(1)	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 31, 2010 (incorporated by reference to Exhibit 10.27(1) to our Form 8-K dated July 30, 2010).

10.28	Letter Agreement between Technitrol, Inc. and Toby Mannheimer dated August 11, 2008 (incorporated by reference to Exhibit 10.28 to our Form 10-Q for the nine months ended September 26, 2008).

10.29	Letter Agreement among Technitrol, Inc., Pulse Engineering, Inc. and Alan H. Benjamin dated July 22, 2009 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated August 7, 2009).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index, continued

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Technitrol, Inc. Quarterly Report on Form 10-Q for the quarter ended October 1, 2010, formatted in Extensive Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) the notes to the unaudited consolidated financial statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

November 9, 2010	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer (duly authorized officer, principal accounting officer)