Form 10-K
period 2010-12-31
PULSE ELECTRONICS CORP
filed 2011-03-02
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes  ☐   No  ☒

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

The aggregate market value of voting stock held by non-affiliates as of June 25, 2010 is $119,463,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Title of each class	Number of shares outstanding March 2, 2011
Common stock par value $0.125 per share	41,489,733

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the registrant’s 2011 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Part I

Item 1     Business

General

We incorporated in Pennsylvania on April 10, 1947 and we are headquartered in Trevose, Pennsylvania.  Our mailing address is 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, and our telephone number is 215-355-2900.  Our website is www.pulseelectronics.com.

During 2010, we announced a renaming and repositioning of our business.  Previously, we were incorporated as Technitrol, Inc., but are now incorporated as Pulse Electronics Corporation.  We are generally known as Pulse in our markets.  We sometimes refer to Pulse Electronics Corporation as “Pulse Electronics”, “Pulse”, “Electronics”, “the Company”, “we” or “our.”  Our new name signifies a change in our business to exclusively an electronic components provider and unites our corporate and operational identities.   Accompanying the renaming of the Company was a change in our ticker symbol on the New York Stock Exchange from “TNL” to “PULS.”

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  Our components and modules are used to manage, transmit and regulate electronic signals and power in virtually all types of electronic products, making them critical to the functioning of our customers’ end product.

We operate our business in three segments: our Network product group (“Network”), our Power product group (“Power”) and our Wireless product group (“Wireless”).

Network

Our Network group produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks.  These products operate by filtering out radio frequency interference, shaping waveforms, splitting signals, suppressing noise, matching impedances and other functions.  These passive products are often referred to as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.

Network’s components are characterized by labor intensive manufacturing processes that can be highly customized.  Generally, our Network products have relatively short life cycles due to process and cost improvements, which allow us to utilize our design, engineering and production expertise to meet our customers’ evolving needs.  The markets Network serves have been, and will continue to be, characterized by ongoing product design and manufacturing innovation that will drive growth.

Network generated $219.2 million, or 50.7% of our revenues, for the year ended December 31, 2010 and $152.7 million, or 38.3% of our revenues, for the year ended December 25, 2009.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Power

Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation.  Power’s products include power transformers, chokes, current and voltage sensors, ignition coils, automotive coils, military and aerospace products and other power magnetic products.

Our Power products also tend to have relatively short life cycles.  While some of Power’s manufacturing is characterized by labor intensive processes, other portions of the business are highly automated and less variable with product life cycles that change as technology improves.   These factors allow us to utilize our design, engineering and production expertise to meet our customer design needs.  The markets Power serves have been, and will continue to be, characterized by ongoing product design and manufacturing innovation that will drive growth.

Power generated $127.0 million, or 29.4% of our revenues, for the year ended December 31, 2010 and $95.1 million, or 23.8% of our revenues, for the year ended December 25, 2009.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Wireless

Wireless manufactures products that primarily capture or transmit wireless communication signals.  Specifically, our Wireless segment produces antennas, antenna modules and antenna mounting components that capture and transmit communication signals in handsets, other terminal and portable devices, automobiles and wireless-to-wireline access points.

Our Wireless products are sold in a very dynamic market, which causes the life of an average Wireless product to be short.  Wireless utilizes our expertise in the design, engineering and production of antennas and antenna modules to evolve with our customer needs.   We believe that the industries Wireless serves have been, and will continue to be, characterized by ongoing product design and manufacturing innovation.  However, the manufacturing of our Wireless products tends to be more automated than Network and many Power products, requiring capital investment and changes in our production process for future innovation.

Wireless generated $86.3 million, or 19.9% of our revenues, for the year ended December 31, 2010 and $151.0 million, or 37.9% of our revenues, for the year ended December 25, 2009.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Products

The following table contains a list of some of the key products of our segments:

Primary Products	Function	Application

Network
Discrete filter or choke	Separate high and low frequency signals. Shares incoming and outgoing signals to match industry templates.	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines or DSL
Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic equipment	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles
Inductor/chip inductor	Regulate and control electrical energy in a communication circuit	AC/DC & DC/DC power supplies Mobile phones and portable devices
Balun	Connect lines that are balanced to lines that are unbalanced	Cable television and other networks carrying high frequency signals
Transformer	Transfer electrical energy from one circuit to another and provide an impedance match between circuits	Electronic devices that are connected by a wire including PCs, laptops, game boxes, network switches, telephone equipment and DSL routers.
Splitter and diplexer	Split communication signals for further processing	Wide Area and telephone networks and cable television systems

Power
Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies or, generally, anything that plugs in for power
Signal transformer	Limit distortion of signals as they pass from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems
Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines
Other automotive coils	Provide power for a variety of automotive electronic functions	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control
Inductor/chip inductor	Regulate and control electrical energy under conditions of varying loads	Point of load conversion for power on various electronic devices, including servers, switches, computers, game boxes and telephone network equipment
Current and voltage sensors	Sense the presence of, amount of or phase of current or voltage	Inverters, smart meters, charging stations, electric grid control, flight power generation, motor control and industrial control

Primary Products	Function	Application

Wireless
Internal handset antenna and handset antenna modules	Capture and transmit communication signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other terminal and information devices
Mobile and portable antennas	Capture and transmit non-cellular wireless signals, including blue tooth, GPS, WiFi, RFID, VHF/UHF and DECT	Global positioning systems, automotive antennas, wireless handsets, femtocells, routers, switches, smart meters, mesh networks and machine-to-machine communication
Mounts and cables	Mount an antenna onto mobile or stationary location	Police cars, fire trucks, delivery vehicles, lamp posts, rail cars and other automobiles

Sales, Customers and Distribution

Each of our segments sell products predominantly through worldwide direct sales forces.  Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel.  During the sales process, there is close interaction between our engineers and those in our customers’ organizations.  This interaction extends throughout a product’s life cycle, engendering strong customer relationships.  Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 31, 2010, we had approximately 56 salespeople in 9 sales offices worldwide.

We sell our products and services to original equipment manufacturers, original design manufacturers and contract equipment manufacturers, which design, build and market end-user products.  We refer to these companies as OEMs, ODMs and CEMs, respectively.  ODMs typically contract with OEMs to design products, where as CEMs contract with OEMs to manufacture products.  Many OEMs use CEMs primarily or exclusively to build their products.  Independent distributors sell components and materials to both OEMs and CEMs.  While OEMs are often our design partners, most sales are to CEMs, as OEMs have generally outsourced procurement and manufacturing responsibilities to CEMs.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with all outlets, including OEMs, ODMs, CEMs and other independent distributors.  We provide support for our multinational customer base with local customer service and design centers in North America, Europe and Asia.

For the year ended December 31, 2010, no single customer accounted for more than 10% of our consolidated net sales.  However, a group of affiliated customers, when aggregated, were greater than 10%.  These customers are a major cell phone manufacturer, and several CEMs related to that cell phone manufacturer, who are all customers of our Wireless segment.  In addition, a group of CEMs of a major network infrastructure company, when aggregated, also accounted for more than 10% of our 2010 consolidated net sales.  These CEMs were customers of our Network segment.  Sales to our ten largest customers accounted for 54.1% of net sales for the year ended December 31, 2010, 61.9% of net sales for the year ended December 25, 2009 and 64.4% of net sales for the year ended December 26, 2008.

A large percentage of our net sales have been made outside of the United States in recent years.  For the years ended December 31, 2010, December 25, 2009 and December 26, 2008, 84.2%, 89.9% and 91.3% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed custom manufacturing processes intended to maximize production efficiency without sacrificing the quality of our products.  Specifically, Network’s manufacturing of magnetic components, connectors, chokes and filters is labor intensive and can be highly variable.  Our model enables flexibility of production to contain costs during slower periods, which reflects the often unpredictable nature of our product lines.  However, our model may also prevent us from increasing production capacity over periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas, automotive and military/aerospace products of our Wireless and Power segments is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.

Generally, once our engineers design products to meet the end users’ needs and a contract is awarded by, or orders are received from, the customer we begin to mass-produce the products.  To a much lesser extent, we also service customers that design their own components and outsource production of these components to us.  In such case, we build the components to the customer’s design.  We also maintain a portfolio of catalog parts which our customers can easily design into their own products.

Overall, we cannot accurately estimate or forecast the utilization of our production capacity at a given time.  In each facility, maximum capacity and utilization periodically vary depending on our manufacturing strategies, the product being manufactured, current market conditions, customer demand and other non-specific variables.

Research, Development and Engineering

Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers or their ODM partners. We work closely with OEMs and ODMs to identify their design and engineering requirements.  We have design centers throughout the world in proximity to customers to enable better understanding of our end products and readily satisfy our customers’ design and engineering needs.  Our product lifecycle management system tracks the level of design activity per-customer.  This enables us to manage and improve our engineers’ processes for designing products, which has created an overall disciplined and orderly design methodology.  We typically own the customized designs used to make our products.

Research, development and engineering expenditures were $29.7 million for the year ended December 31, 2010, $28.2 million for the year ended December 25, 2009 and $42.6 million for the year ended December 26, 2008.  In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers.  However, this revenue is not material to our Consolidated Financial Statements.

Competition

We do not believe that any one company competes with the breadth of our segments’ product lines on a global basis.  However, all of our segments have strong competition within individual product lines, both domestically and internationally.  In addition, several OEMs internally, or through CEMs, manufacture some of our product offerings.  We believe that this may represent an opportunity to capture additional market share as OEMs continue to outsource their component manufacturing. Therefore, we pursue opportunities to demonstrate to OEMs that our economies of scale, purchasing power and core competencies in manufacturing enable us to produce these products more efficiently.  Increasingly, we compete against manufacturers located in inexpensive countries, many of which sometimes aggressively seek market share at the detriment of profits.

Competitive factors in the markets for our products include:

•	engineering expertise;
•	product quality and reliability;
•	global design and manufacturing capabilities;
•	breadth of product line;
•	price;
•	customer service; and
•	delivery time.

We believe we are competitive with respect to each of these factors.  Product quality and reliability, as well as design and manufacturing capabilities, are enhanced through our continuing commitment to invest in and improve our manufacturing and design resources and, also, our close relationships with our customers’ engineers.  In addition, the breadth of our segments’ product offerings provides customers with the ability to satisfy multiple needs through one supplier.  Also, our global presence enables us to deepen our relationships with customers and to better understand and more easily satisfy their needs in local markets.  Our ability to purchase raw materials in large quantities reduces our production expenses, maximizes our capacity, continually lowers our manufacturing costs and enables us to price our products competitively.

Employees

As of December 31, 2010, we had approximately 16,100 full-time employees compared to 17,700 at December 25, 2009.  Our full-time employees include workers at contract processing facilities which we control and which are integral to our operations in the PRC.  Such employees numbered approximately 4,400 and 6,400 as of December 31, 2010 and December 25, 2009, respectively.  In addition to these employees, we began utilizing temporary staff in 2009 to supplement our labor capacity.  We have excluded temporary staff from our full-time employment figures.  The decrease in our headcount from the prior year was primarily due to a concentrated effort at the end of 2009 to increase capacity in our operations in the People’s Republic of China (“PRC” or “China”) to address the surging demand for our Network products.  Approximately 300 full-time employees were located in the United States.  None of our employees were covered by collective-bargaining agreements during the year ended December 31, 2010.  Also, we did not experience any major work stoppages during 2010, and we consider all relationships with our employees to be in good standing.

Raw Materials

The primary raw materials necessary to manufacture all our segments’ products include:

•	base metals such as copper;
•	ferrite cores; and
•	plastics and plastic resins.

Currently, we do not have significant difficulty obtaining any raw materials integral to our manufacturing and do not anticipate that we will face any significant difficulty in the near future.  However, some of these materials are only produced by a limited number of suppliers.  This limited amount of suppliers may restrict our ability to obtain these raw materials in sufficient quantities, at reasonable prices or in a timely manner to meet our customers’ demand for our products.  A lack of availability or a delay in obtaining any of the raw materials used in our products could adversely affect our manufacturing costs and profit margins.  In addition, if the price of our raw materials increases significantly over a short period of time due to increased market demand or shortage of supply, customers may be unwilling to bear the increased price for our products and we may be forced to sell our products containing these materials at lower prices causing a reduction in our profit margins.

Backlog

Our backlog of orders at December 31, 2010 and December 25, 2009 were approximately $64.2 million and $76.3 million, respectively.  The primary decrease in backlog from 2009 to 2010 was a result of the surge in demand for our Network products at the end of 2009, which was significantly impacted by capacity constraints.  We expect to ship the majority of our backlog over the next six months.  We do not believe that our backlog is an accurate indicator of near-term business activity because of variability in lead times, capacity, demand uncertainty, on the part of our customers, and, also, the increased use of vendor managed inventory and similar consignment type arrangements that tend to limit the significance of our backlog.

Intellectual Property

We utilize proprietary technology that is often developed and protected by us or, to a much lesser extent, licensed from others.  Also, we require each of our employees with access to proprietary technology to enter into confidentiality agreements. We also restrict access to our proprietary information to only those employees essential to our products’ creation.

Existing legal protections afford only limited advantage to us.  For example, others may independently develop similar or competing products or attempt to copy or use aspects of our products that we regard as proprietary.  Furthermore, intellectual property law in certain areas of the world may not fully protect our products or technology from such actions.  While our intellectual property is important to us in the aggregate, we do not believe any individual patent, trademark or license is material to our business or operations.

Environmental

Our manufacturing operations are subject to a variety of local, state, federal and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and, also, employee health and safety. It is our policy to meet or exceed the environmental standards set by these laws.  Through planning and continual process improvements, we strive to protect and preserve the environment by preventing pollution and reducing the consumption of natural resources and materials.  However, in the normal course of business, environmental issues may arise.  We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

Available Information

We make available free of charge on our website, www.pulseelectronics.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and all Board and Committee charters, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than expected business growth or higher than anticipated costs.  In addition, acquisitions may:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	increase our debt and leverage;
•	unduly burden other resources in our company; and
•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations or contractual requirements.

Alternatively, we may also consider making strategic divestitures, which may also:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	unduly burden other resources in our company; and
•	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations or contractual requirements.

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

An inability to identify, consummate or integrate acquisitions or a lack of appropriate investment in capital expenditure and research, development and engineering may slow our future growth.

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

We remain committed to technological development through investing in research, development and engineering activities focused on designing next-generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes. An inability to allocate resources to the appropriate investment or an inability to allocate the appropriate amount of resources to an investment may reduce our ability to grow organically.

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

We will lose business and our revenues may decrease if one or more of these major customers:

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

•	engineering expertise;
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

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, its political, legal and labor developments entail uncertainties and risks.  For example, at certain times in the past we have encountered difficulties in attracting and retaining the level of labor required to meet our customers’ demands.  Also, wages have been increasing rapidly over the last several years in China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

Within countries in which we operate, particularly China, we sometimes shift our operations from one region to another in order to maximize manufacturing and operational efficiency.  We may open or close one or more additional factories in the future to promote such efficiency.  Also, we may shift operations outside of China to expand our operations into locations with new opportunities.  Any relocation of our manufacturing could entail significant expenses and cash payments to account for severance, asset impairments, write-offs, write-downs, moving expenses, start-up costs and initial production inefficiencies, as well as certain adverse tax consequences including the loss of specialized tax incentives, non-deductible expenses or value-added tax consequences.

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

Currently, a majority owned subsidiary holds approximately $14.8 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of December 31, 2010 there are no plans to repatriate funds held at this majority owned subsidiary.  During the first quarter of 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange.  As of the date these financial statements were issued, the majority owned subsidiary had purchased approximately $3.5 million of its own common stock with its cash on hand.  Such spending may continue under similar common stock buy back plans in the foreseeable future.

As of December 31, 2010, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $29.8 million of subsidiary retained earnings, primarily in China that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in China, up to a maximum amount equal to 50% of the total capital we have invested.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.

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

During the third quarter of 2010, our former Chief Executive Officer resigned and our Board of Directors appointed Drew A. Moyer, our Senior Vice President and Chief Financial Officer, to the additional positions of interim President and Chief Executive Officer, effective August 1, 2010.  On January 5, 2011, our Board of Directors appointed Ralph E. Faison to the position of permanent President and Chief Executive Officer, replacing Mr. Moyer.  Mr. Moyer will remain with the company as Chief Financial Officer, a role he has held since 2004.

On February 10, 2011, we announced that our corporate headquarters, currently located in Trevose, Pennsylvania, will be consolidated into our U.S. operational headquarters in San Diego, California.  We are now a pure-play electronic components provider, which has made a corporate structure with a stand-alone corporate headquarters and senior managers at two locations no longer efficient. This consolidation will occur in 2011 in connection with our actions to simplify and streamline our company’s organizational structure. We are currently in the preliminary stage of transition and are formulating an overall plan which includes transferring certain employees of our corporate headquarters to our operational headquarters, additional staffing at our operational headquarters and transition plans for those employees who will not relocate.

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

We were in compliance with the covenants of our credit agreement as of December 31, 2010.  Outstanding borrowings under this agreement, which allows for a maximum facility of $100.0 million, were $32.2 million at December 31, 2010.  In addition to the debt outstanding under our credit agreement, we issued $50.0 million of convertible senior notes during the fourth quarter of 2009.

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

In addition, the market price of our common stock may rise and fall in response to the following factors, or based on the perception or anticipation of the following factors:

•	announcements of technological or competitive developments;
•	acquisitions or strategic alliances by us or our competitors;
•	divestitures of core and non-core businesses;
•	the gain or loss of a significant customer or order;
•	the existence of debt levels in excess of our cash levels;
•	changes in our liquidity, capital resources or financial position;
•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us, our competitors or our industry;
•	general market or economic conditions; or
•	future business prospects.

Complications with our current enterprise resource planning system (“ERP”) or a transition to an updated ERP system may disrupt operations and affect our operating results.

We currently operate an ERP system that is reaching the end of its useful life.  This system is used at the majority of our locations for primarily all areas of operation, including purchasing, logistics and finance.   A disruption or failure with any component or module of our ERP system may result in a delay to our operations, which could negatively affect our financial results.  We are currently evaluating several options to address this risk, including a full replacement of the system.  If we choose to implement a new ERP system, then we would be subjected to inherent costs and risks associated with replacing and changing our systems, including the following:

•	the ability to accept and fulfill customer orders;
•	the potential disruption of our internal control structure;
•	the use of funds for the software and training; and
•	an overall strain on management resources.

Also, an implementation of a new ERP may not result in financial gains which fully offset the potential costs of implementation.

Item 1b   Unresolved SEC Comments

None

Item 2     Properties

We were headquartered in Trevose, Pennsylvania where we lease approximately 8,000 square feet of office space.  On February 10, 2011, we announced that the headquarters in Trevose, Pennsylvania will be consolidated into our U.S. operational headquarters in San Diego, California.  We operated 13 manufacturing plants in the United States and the PRC as of December 31, 2010.  We seek to maintain facilities in those regions where we market and sell our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations of our continuing operations as of December 31, 2010:

Location (1)	Approx. Square Ft. (2)	Owned/Leased	Approx. Percentage Used For Manufacturing

Ningbo, PRC	363,000	Owned	80%
Zhuhai, PRC	334,000	Leased	100%
Mianyang, PRC	318,000	Leased	80%
Dongguan, PRC	231,000	Leased	100%
Suzhou, PRC	113,000	Leased	100%
Shenzhen, PRC	68,000	Leased	100%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	1,472,000

(1)
In addition to these manufacturing locations, we have 282,000 square feet of space which is used for engineering, sales and administrative support functions at various locations. Also, we lease approximately 984,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC. The manufacturing of our products is shared between plants, so we are unable to allocate each location to a segment.

(2)	Consists of aggregate square footage in each locality where manufacturing facilities are located. More than one manufacturing facility may be located within each locality.

Item 3     Legal Proceedings

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.  Discovery has been completed and summary judgment motions are now pending.  The parties have requested that the trial begin in our second fiscal quarter of 2011, but a trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff.  However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a  judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  During 2010, we incurred approximately $2.5 million of legal expenses related to this matter.

Item 4     Submission of Matters to a Vote of Security Holders

None

Part II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the ticker symbol “PULS.”  The following table reflects the highest and lowest sales prices in each quarter of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 High	$5.18	$6.05	$4.46	$5.45
2010 Low	$3.34	$2.92	$2.98	$3.79

2009 High	$4.04	$6.80	$9.14	$10.43
2009 Low	$1.00	$1.71	$5.29	$4.18

On December 31, 2010, there were approximately 876 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding.  See additional discussion on restricted retained earnings of subsidiaries in Item 7, Liquidity and Capital Resources, and in Note 10, Equity, to our Consolidated Financial Statements.

We paid dividends of approximately $4.1 million during the year ended December 31, 2010.  We paid $6.7 million for dividend payments during the year ended December 25, 2009 and $14.3 million for dividend payments during the year ended December 26, 2008.  On November 8, 2010, we announced a quarterly cash dividend of $0.025 per common share, payable on January 21, 2011 to shareholders of record on January 7, 2011.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the first quarter of 2011.  We expect to continue making quarterly cash dividend payments for the foreseeable future.

Information as of December 31, 2010 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,150,000	$7.41	2,428,004

Equity compensation plans not approved by security holders	--	--	--

Total	6,150,000	$7.41	2,428,004

On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP.  Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares.  Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP.  In addition to the ICP, other plans approved include a 250,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).  During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees.  Of the 2,428,004 shares remaining available for future issuance, 1,541,833 shares are attributable to our ICP, 812,099 shares are attributable to our ESPP and 74,072 shares are attributable to our Board of Director Stock Plan. Refer to Note 11, Stock-based compensation, to the Consolidated Financial Statements for additional information regarding our stock-based compensation plans.

Comparison of Five-Year Cumulative Total Return

The following graph compares the growth in value on a total-return basis of $100 investments in Pulse Electronics Corporation, the Russell 2000® Index and the Dow Jones U.S. Electrical Components and Equipment Industry Group Index between December 30, 2005 and December 31, 2010.  Total-return data reflects closing share prices on the final day of our fiscal years.  Cash dividends paid are considered as if reinvested.  Also, the graph does not reflect intra-year price fluctuations.

The Russell 2000® Index consists of approximately the 2,000 smallest companies and about 8% of the total market capitalization of the Russell 3000® Index.  The Russell 3000 represents about 99% of the investable U.S. equity market.

At December 31, 2010, the Dow Jones U.S. Electrical Components and Equipment Industry Group Index included the common stock of American Superconductor Corp., Amphenol Corp., Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Baldor Electric Co., Belden, Inc., Benchmark Electronics, Inc., Celestica, Inc., Commscope, Inc., Cooper Industries Ltd. Class A, EnerSys, Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hubbell Inc. Class B, Jabil Circuit, Inc., Littelfuse, Inc., Molex, Inc. and Molex, Inc. Class A, Onex Corp., Plexus Corp.,  Regal-Beloit Corp., Thomas & Betts Corp., Tyco Electronics Ltd., WEG Electronic Corp., Wesco International, Inc. and Vishay Intertechnology, Inc.

	2005	2006	2007	2008	2009	2010
Pulse Electronics Corporation	$100.00	$139.71	$167.13	$20.35	$25.61	$31.11
Dow Jones U.S. Electrical Components & Equipment Industry Group Index	$100.00	$112.56	$133.58	$67.08	$107.74	$136.45
Russell 2000® Index	$100.00	$117.00	$113.78	$74.19	$92.89	$116.40

Item 6     Selected Financial Data (in thousands, except per share amounts)

	2010(1)(2)	(1 2009 (3)(4	) )	(1)(3 2008(5)(6	) )	2007(1)	2006(1)
Net sales	$432,480		$398,803		$626,270	$671,569	$627,495
Net (loss) earnings from continuing operations before cumulative effect of accounting changes	$(27,737)		$(72,859)		$(123,553)	$42,173	$46,464
Cumulative effect of accounting changes, net of income taxes	--		--		--	--	75
Net (loss) earnings from discontinued operations	(9,679)		(119,978)		(151,467)	19,740	12,175
Net (loss) earnings	(37,416)		(192,837)		(275,020)	61,913	58,714
Less: Net earnings attributable to non-controlling interest	987		375		738	256	1,511
Net (loss) earnings attributable to Pulse Electronics Corporation.	$(38,403)		$(193,212)		$(275,758)	$61,657	$57,203

Basic (loss) earnings per share:
Net (loss) earnings from continuing operations before cumulative effect of accounting changes	$(0.70)		$(1.79)		$(3.05)	$1.03	$1.11
Cumulative effect of accounting changes, net of income taxes	--		--		--	--	0.00
Net (loss) earnings from discontinued operations	(0.24)		(2.94)		(3.72)	0.49	0.31
Net (loss) earnings	$(0.94)		$(4.73)		$(6.77)	$1.52	$1.42

Diluted (loss) earnings per share:
Net (loss) earnings from continuing operations before cumulative effect of accounting changes	$(0.70)		$(1.79)		$(3.05)	$1.03	$1.11
Cumulative effect of accounting changes, net of income taxes	--		--		--	--	0.00
Net (loss) earnings from discontinued operations	(0.24)		(2.94)		(3.72)	0.48	0.30
Net (loss) earnings	$(0.94)		$(4.73)		$(6.77)	$1.51	$1.41

Total assets	$224,599		$374,800		$769,911	$821,353	$769,480
Total long-term debt and convertible senior notes	$82,150		$131,000		$343,189	$10,467	$57,391
Pulse Electronics Corporation shareholders’ equity	$10,726		$56,186		$197,446	$561,079	$479,029
Net worth per share	$0.26		$1.36		$4.82	$13.72	$11.76
Number of shares outstanding:
Year end	41,490		41,242		40,998	40,901	40,751
Dividends declared per share	$0.10		$0.10		$0.35	$0.35	$0.35
Price range per share:
High	$6.05		$10.43		$28.99	$30.50	$32.28
Low	$2.92		$1.00		$2.47	$21.06	$16.78

(1)
On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia for approximately $52.0 million in cash, subject to normal working capital adjustments and other financial adjustments.  Also, on January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  We have reflected the results of Electrical as a held for sale discontinued operation on our Consolidated Financial Statements for all periods presented.

(2)
During the year ended December 31, 2010, we recorded a $26.1 million goodwill and intangible asset impairment in the first quarter, a $3.6 million intangible asset impairment in the second quarter and a $0.3 million intangible asset impairment in the fourth quarter.

(3)
On June 25, 2009, we completed the disposition of our Medtech components business.  Our net cash proceeds were approximately $199.3 million in cash, which reflects the initial proceeds received in June 2009 and the final working capital and other financial adjustments settled in January 2010.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

(4)	During the year ended December 25, 2009, we recorded a $71.0 million goodwill impairment.
(5)	During the fourth quarter of 2008, we recorded a $310.4 million goodwill and intangible asset impairment, less a $17.6 million tax benefit.
(6)
On February 28, 2008, we acquired Sonion A/S for $426.4 million in cash, which was financed primarily through borrowings from our multi-currency credit facility.  Additionally, a plan for the divestiture of the MEMS division of Sonion A/S was approved during the third quarter of 2008 and is reflected as a discontinued operation.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section of this report on pages 8 through 15.

Overview

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.

We operate our business in three segments:

•	our Network product group which we refer to as Network,
•	our Power product group which we refer to as Power, and
•	our Wireless product group which we refer to as Wireless.

Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils, military and aerospace products and other power magnetic products.  Wireless manufactures products that capture or transmit wireless communication signals, such as antennas, antenna modules and antenna mounting components.

Net sales for our three segments for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 were as follows (in millions):

	2010	2009	2008
Network	$219.2	$152.7	$216.0
Power	127.0	95.1	147.0
Wireless	86.3	151.0	263.3
Net sales	$432.5	$398.8	$626.3

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by product mix, capacity utilization, divestitures and acquisitions.  The markets served by each of our segments are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period.  In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and the Chinese renminbi, which affect our U.S. dollar reported net sales and results of operations.

We believe our focus on technology and other strategic investments, both internal and external, provides us opportunities for future growth in net sales and operating profit in all our segments.  However, unfavorable economic and market conditions, as well as customer preference, may result in a reduction in the demand for our products, thus negatively impacting our financial performance.  Also, we may divest portions of our business, close certain locations or complete other cost reduction programs to permit our management to focus on our core businesses and to improve our overall long-term financial performance.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products.  Also, regulatory requirements can occasionally impact the design and functionality of our products.  We address these dynamic conditions, as well as our customers’ demands, by continually investing in the development of each of our segments products and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next-generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, in 2010 we committed capital to advanced three dimensional antenna equipment which are used to produce the next-generation of our Wireless products.  Also, we have begun committing capital to automate certain manual manufacturing processes for our Network and Wireless products in order to avoid increasing direct labor costs.  In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

Cost Reduction Programs.  We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs.  Actions taken over the past several years, such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories to lower-cost locations, specifically China.  The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies.

During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million to one of our indefinite-lived tradenames.  Refer to Note 4, Goodwill and other intangible assets, to our Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance and related payments of $1.9 million and fixed asset impairments of $0.8 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless reporting unit’s goodwill was impaired.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets were identified in 2009 and include production lines associated with products that have no expected future demand and two real estate properties which were disposed.

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $9.6 million for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.  The impaired assets were identified in 2008 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Divestitures. We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  For example, we expect to divest the audio business of our Wireless segment for an amount immaterial to our Consolidated Financial Statements during the first quarter of 2011.  On September 2, 2010, we divested the European and Asian businesses of our former Electrical contact products segment (“Electrical”) for net proceeds of approximately $52.0 million, subject to normal working capital and other financial adjustments.  On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  In June 2009, we divested our Medtech components business for approximately $199.3 million, which reflects final working capital and other financial adjustments.  In April 2009, we divested our MEMS business for an amount immaterial to our Consolidated Financial Statements.  We have had no material involvement with any of our divested operations after each respective sale.

Management Focus.  Our executives focus on a number of metrics to evaluate our consolidated financial condition and operating performance.  For example, we use consolidated revenue growth, gross margin, operating margin and return on research, development and engineering as performance measures.  Operating leverage, or incremental operating profit as a percentage of incremental sales, is also reviewed, which reflects the benefit of absorbing fixed overhead and operating expenses.  In evaluating consolidated working capital, liquidity and cash flow, our executives also use performance measures such as days sales outstanding, days payables outstanding, inventory turnover, debt-to-EBITDA leverage, cash conversion efficiency and free cash flow.  We define free cash flow as cash flow from operations less capital spending.  Additionally, as the continued success of our business is largely dependent on meeting and exceeding our customers’ expectations, non-financial performance measures relating to product development, product quality and on-time delivery assists in monitoring customer satisfaction on an on-going basis.

International Operations. At December 31, 2010, we had manufacturing operations in the United States of America and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. For example, sales in certain divisions of our Power and Wireless segments are denominated primarily in renminbi and euro.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our product groups. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. For example, we have experienced approximately $3.9 million in net foreign exchange losses during the year ended December 31, 2010, primarily due to intercompany transactions denominated in varying currencies.  In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase foreign exchange forward contracts and/or currency options.  These contracts guarantee a predetermined exchange rate or range of rates at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuation from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of Topic 815 in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  These contracts are used to mitigate the risk of currency fluctuations at our Chinese operations.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.   The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 fair value inputs.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of certain financing costs, severance and impairment costs and other similar costs. Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.  We have benefited over the years from favorable tax incentives and other tax policies.  However, there is no guarantee as to how long these benefits will continue to exist, which could materially impact our Consolidated Financials Statements.

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $8.5 million, are intended to be reinvested outside of the U.S. indefinitely.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements and related disclosures, in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes.  Note 1, Summary of significant accounting policies, to our Consolidated Financial Statements on pages 46 through 50 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  These critical accounting policies are subject to review by the Audit Committee of our Board of Directors.  Estimates are used for, but not limited to, the accounting for inventory, divestitures, acquisitions, goodwill and identifiable intangibles, income taxes, defined benefit plans, contingency accruals and severance and asset impairments.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

Inventory Valuation. We carry our inventories at lower of cost or market.  Inventory provisions are created to write down excess and obsolete inventory to market value.  We utilize historical trends and customer forecasts to estimate the expected usage of our inventory that is on-hand.  The establishment of inventory provisions requires judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates.  However, we do not believe that a reasonable change in these assumptions would result in a material impact to our Consolidated Financial Statements.  In addition, inventory purchases are based upon estimates of future demand that are based upon customer forecasts and the trend of product sales over recent historical periods.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, than we may be required to write down our inventory which would cause a negative impact to gross margin.  However, if we were subsequently able to sell or use a significant portion of inventory that was previously written down, our gross margin could be positively affected.

Divestiture Accounting.  We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the component that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the component by sale, we are required to report the divested component at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the component as held for sale, if the component meets the specifications of a discontinued operation, determining the fair value of the component and determining the level and type of involvement, if any, we will have with the disposed component in the future.   Furthermore, when removing the divested component from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the component and their relation to our continuing businesses.

Purchase Accounting.  The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill.  Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from their original estimates.  These adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months.

Goodwill and Identifiable Intangibles.  We assess the impairment of long-lived assets, including identifiable intangible assets subject to amortization, indefinite-lived intangible assets and property, plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant changes in the use of any asset, changes in historical trends in operating performance, changes in projected operating performance, declines in stock price, failure to pass step one of our annual goodwill impairment test and significant negative economic trends.

Prior to 2010, we had goodwill on our Consolidated Balance Sheets subject to an annual impairment review.  The annual review of our goodwill and our indefinite-lived intangible assets is performed in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of these intangible assets are impaired.  The impairment review process compares the fair value of each reporting unit, where goodwill resides, with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we perform the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge is recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units for goodwill impairment testing purposes, which are our legacy Electronics unit, including our Power and Network segments but excluding a component of our connector product line known as FRE, our wireless reporting unit and FRE.

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than the use of only an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter of each year.  However, estimates of future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed independent of our annual review.  The growth rates we use are an estimate of the future growth in the industries in which we participate and are adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on market participant estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit, we performed step one of the goodwill impairment test in the first quarter of 2010.  Our wireless reporting unit did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to Wireless’ goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of a new outlook on business related to a major customer of our wireless reporting unit and the overall decline in the forecasted operating results for our wireless reporting unit. In addition to the 2010 impairment, we performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and decrease in our forecasted operating profit, which our wireless reporting unit failed.  The second step of the impairment test yielded a $71.0 million goodwill impairment at our wireless reporting unit.  Refer to Note 4, Goodwill and other intangible assets, to the Consolidated Financial Statements for additional details.

The determination of the fair value of the reporting units and the allocation of that value to the individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions include, but are not limited to, the selection of the appropriate discount rate, terminal growth rates, forecasted net cash flows, appropriate peer group companies and control premiums appropriate for acquisitions in the industries in which we participate. Due to the inherent uncertainty involved in these assumptions, actual findings could differ from those estimates. Changes in assumptions concerning projected financial results or any of the other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.  Additionally, significant changes in any of these estimates or assumptions in the future may result in a future impairment.  Changes in key assumptions would affect the goodwill impairments recognized in 2010 and 2009 as follows (in millions, except assumption percentages):

2010 Impairment		Increase 100	Decrease 100
	Assumption	Basis Points	Basis Points
Discount rate	14.%	$0.8	$(0.9)
Terminal growth rate	3.0%	$(0.6)	$0.5
Control premium	25.0%	$(0.1)	$0.1

2009 Impairment		Increase 100	Decrease 100
	Assumption	Basis Points	Basis Points
Discount rate	22.5%	$2.9	$(3.0)
Terminal growth rate	3.0%	$(1.7)	$1.8
Control premium	25.0%	$(0.4)	$0.5

As of December 31, 2010, we did not have any goodwill on our Consolidated Balance Sheets.  Therefore, our annual review of goodwill was no longer required to be performed in the fourth quarter of 2010.

As part of our annual review of indefinite-lived intangible assets, we tested the carrying value of our tradenames, which resulted in approximately $0.3 million of impairment to one of our tradenames recorded during the fourth quarter of 2010.  In the second quarter of 2010, we decided to further simplify our operations by considering alternatives to withdraw from the audio market.   As a result, we performed a recoverability test on the finite-lived intangible assets related to our audio products, which resulted in a $3.6 million impairment to our technology intangibles.  As a result of a significant decline in Wireless’ actual and forecasted sales and operating profit during the first quarter of 2010, we performed a recoverability test on a finite-lived customer relationship intangible asset which resulted in an $11.5 million impairment charge.  Also, due to the adverse changes in our forecasted operating profit that led to the goodwill impairment realized in the first quarter of 2009, we performed a recoverability test on certain definite and indefinite-lived intangible assets that yielded no impairment.  Refer to Note 4, Goodwill and other intangible assets, of the Consolidated Financial Statements for additional details.

Assigning useful lives and periodically reassessing the useful lives of intangible assets is predicated on various assumptions.  Also, the fair values of our intangible assets are impacted by factors such as changes in technology, declines in demand that lead to excess capacity and changes in other factors.  In addition to the various assumptions, judgments and estimates mentioned above, we may strategically realign our resources and consider restructuring, disposition or otherwise exiting businesses in response to changes in industry or market conditions, which may result in an impairment of goodwill or other intangible assets.  While we believe the estimates and assumptions used in determining the fair value of goodwill and identifiable assets are reasonable, a change in those assumptions could affect their valuation and carrying values.

Income Taxes. We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income.  Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

In accordance with the recognition standards established, we regularly perform a comprehensive review of uncertain tax positions.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  Until these positions are verified by the taxing authorities, or the statutes of limitations otherwise expire, we have recorded such positions as liabilities for uncertain tax positions in our Consolidated Balance Sheets.

Defined Benefit Plans. On December 31, 2010, our management froze the plan benefits of our domestic defined benefit retirement plan.  Also, during 2010, we settled the obligations under our defined benefit supplemental retirement plan, which was contingent on the sale of Electrical.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  The three most critical assumptions used which impact our net periodic pension expense (income) and our benefit obligation are the discount rate, expected return on plan assets and rate of compensation increase.  The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount our expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.  These three assumptions are evaluated annually.  Changes in these assumptions can result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a reasonable change in these assumptions would result in a material impact to our Consolidated Financial Statements.  Refer to Note 8, Employee benefit plans, to the Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

Contingency Accruals.  During the normal course of business, a variety of issues arise which may result in litigation, environmental compliance and other contingent obligations.  In developing our contingency accruals, we consider both the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We record contingency accruals when a liability is probable and the amount of exposure can be reasonably estimated.  We periodically evaluate available information to assess whether contingency accruals should be adjusted, which includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims.  In future periods, we could be required to record additional expenses, if our initial estimates were too low, or reverse part of the charges that were initially recorded, if our estimates were too high.  Additionally, the litigation costs we incur in connection with a contingency are expensed as incurred, since the nature of these costs is generally unpredictable and cannot be reasonably estimated prior to being incurred.

Severance, Impairment and Other Associated Costs.  We record severance, asset impairments and other charges, such as contract terminations costs, in response to declines in demand that lead to excess capacity, changing technology and other factors.  These costs, which we refer to as restructuring costs, are expensed when we determine that we have incurred those costs and, also, the requirements for accrual have been met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If this occurs, we could be required either to record additional expenses in future periods, if our initial estimates were too low, or reverse part of the initial charges, if our initial estimates were too high.  Additionally, the cash flow impact of an activity may not be recognized in the same period the expense has been incurred.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued an Accounting Standards Update (“ASU”) which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  This ASU was effective for periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact to our Consolidated Financial Statements.

In January, 2010, FASB issued an ASU to clarify the change in ownership guidance and to expand the required disclosures for the deconsolidation of a subsidiary.  This ASU was effective for periods beginning after December 15, 2009.  Adoption of these provisions did not have a material impact to our Consolidated Financial Statements.

New Accounting Pronouncements

In October 2009, FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements. This update provided guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expanded the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect that this ASU may have on our Consolidated Financial Statements.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 25, 2009

The table below shows our results of operations and the changes in those results from period to period in both U.S. dollars and percentages (dollars in thousands):

					Results as % of net sales
	2010	2009	Change $	Change %	2010	2009
Net sales	$432,480	$398,803	$33,677	8.4%	100.0%	100.0%
Cost of sales	323,865	298,035	(25,830)	(8.7)	(74.9)	(74.7)
Gross profit	108,615	100,768	7,847	7.8	25.1	25.3

Selling, general and administrative expenses	91,653	89,698	(1,955)	(2.2)	(21.2)	(22.5)
Severance, impairment and other associated costs	32,799	82,867	50,068	60.4	(7.6)	(20.8)
Operating loss	(15,837)	(71,797)	55,960	77.9	(3.7)	(18.0)

Interest expense, net	(4,853)	(2,967)	(1,886)	(63.6)	(1.1)	(0.7)
Other (expense) income, net	(4,356)	3,784	(8,140)	(215.1)	(1.0)	0.9

Loss from continuing operations before income taxes	(25,046)	(70,980)	45,934	64.7	(5.8)	(17.8)

Income tax expense	2,691	1,879	(812)	(43.2)	(0.6)	(0.5)

Net loss from continuing operations	(27,737)	(72,859)	45,122	61.9	(6.4)	(18.3)

Net loss from discontinued operations	(9,679)	(119,978)	110,299	91.9	(2.2)	(30.1)

Net loss	$(37,416)	$(192,837)	$155,421	80.6%	(8.6)%	(48.4)%

Net Sales. Our consolidated net sales increased by 8.4% primarily as a result of the improved net sales of our Network and Power segments particularly in our local area network, power management and automotive products. Partially offsetting this improvement was a decrease in the demand for the products of our Wireless segment in both the mobile handset and audio markets.  The decreased demand in the mobile handset market was primarily caused by the loss of certain business with a major OEM customer due to a sourcing change, which began in the second half of 2009.  Additionally, we experienced lower U.S. dollar reported sales in the year ended December 31, 2010 as compared to the prior year due to adverse changes in the foreign exchange rates of our non-U.S. dollar sales.

Gross Profit. Our consolidated gross profit margin for the year ended December 31, 2010 was 25.1% compared to 25.3% for the year ended December 25, 2009.  The decrease in our gross profit margin during the year ended December 31, 2010 was primarily the result of lower margins incurred by our Wireless segment caused by excess capacity due to the loss of certain business with a major OEM customer, accelerated depreciation realized on certain assets of Wireless and Power that became idle during 2010 and higher labor costs resulting from increased minimum wage rates in our manufacturing facilities in China.  Also, the results for the year ended December 25, 2009 were positively affected by business interruption insurance proceeds related to an earthquake that occurred in Mianyang, China during 2008. Partially offsetting these decreases to our gross profit were cost-reduction and price increasing initiatives, the positive effects of manufacturing cost absorption from increased sales volume at Network and Power, a mix of sales in certain higher margin products and improved labor costs caused by a transition of operations to regions in China with lower wage rates.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased primarily due to additional selling and marketing expenses caused by higher sales and, also, additional legal and incentive compensation costs.  Partially offsetting these increases was lower intangible amortization caused by the impairment charge recorded on certain finite intangible assets during the first six months of 2010 and a curtailment gain that resulted from freezing our domestic defined benefit retirement plan at the end of 2010.  For the year ended December 31, 2010, we were able to leverage our increased revenue on consistent selling, general and administrative spending which caused our selling, general and administrative expense, as a percentage of sales, to decline from the comparable period of 2009.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the year ended December 31, 2010 and December 25, 2009, respectively, RD&E was as follows (in thousands):

	2010	2009
RD&E	$29,665	$28,174
Percentage of sales	6.9%	7.1%

RD&E increased in the year ended December 31, 2010 primarily due to the inclusion of approximately $2.5 million of legal expenses incurred in conjunction with a patent claim in which we are a defendant.  Without the effects of the additional legal expenses, our RD&E, as a percentage of sales, was approximately 6.3%.  Our spending on RD&E activities tends to develop at a rate which is less dramatic than our sales changes.  Due to the increased level of sales we experienced in the year ended December 31, 2010, our RD&E as a percentage of sales was lower than historical levels. We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace consistent with our markets’ activity.

Severance, Impairment and Other Associated Costs. During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million to one of our indefinite-lived tradenames.  Refer to Note 4, Goodwill and other intangible assets, to our Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance and related payments of $1.9 million and fixed asset impairments of $0.8 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment which were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless reporting unit’s goodwill was impaired.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets were identified in 2009 and primarily include production lines associated with products that have no expected future demand and two real estate properties which were disposed.

Interest.  Net interest expense increased primarily as a result of the interest expense incurred on the convertible senior notes we issued during the fourth quarter of 2009.  Lower interest was incurred on borrowings from our credit facility during the year ended December 31, 2010, because our debt outstanding under the facility decreased.  In both 2010 and 2009, interest on our outstanding loans and amortization of capitalized loan fees related to our credit agreement were allocated between continuing operations and discontinued operations on a pro-rata basis, based upon the debt repaid from the disposition of each of our discontinued operations as compared to our total debt outstanding.

Other.  Other expense or income is primarily attributable to our net foreign exchange activity on intercompany loans and advances among varying currencies. During the year ended December 31, 2010, we incurred foreign exchange losses of approximately $3.9 million as compared to foreign exchange gains of approximately $3.5 million during the comparable period of 2009.  The increase in foreign exchange losses was due to the overall strengthening of the U.S. dollar to euro during the year ended December 31, 2010 as compared to a weakening of the U.S. dollar to euro in the same period of 2009.  Also, included in net other expense for the year ended December 31, 2010 was a loss recorded to write-down an available-for-sale property to the net proceeds received on its sale.

Income Taxes.  The effective tax rate for the year ended December 31, 2010 was (10.7%) compared to a tax rate of (2.6%) for the year ended December 25, 2009.  The change in our effective tax rate is primarily due to lower goodwill impairment charges in 2010 compared to 2009, the expiration of certain non-U.S. tax holidays and reduced losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.

Discontinued Operations.Net loss from discontinued operations was approximately $9.7 million during the year ended December 31, 2010 as compared to a loss of approximately $120.0 million in the year ended December 25, 2009.  The loss from discontinued operations in the year ended December 31, 2010 was primarily attributable to a charge to reduce the net assets of Electrical to the net proceeds we received upon the completion of its sale.  The loss from discontinued operations incurred during the year ended December 25, 2009 was primarily attributable to estimated losses to write-down the net assets of Electrical to the net proceeds we anticipated receiving from the disposition and a charge to reduce the net assets of Medtech and MEMS to the actual net proceeds we received upon the completion of each sale.  Also, we recorded estimates for the settlement of certain accelerated retirement plan benefits at both Electrical and Medtech during the year ended December 25, 2009.  A summary of our net loss from each of our discontinued operations for the years ended December 31, 2010 and December 25, 2009 is as follows (in thousands):

	2010	2009
Electrical	$(10,325)	$(61,926)
Medtech	788	(48,399)
MEMS	(142)	(9,653)
Total	$(9,679)	$(119,978)

Year ended December 25, 2009 compared to the year ended December 26, 2008

The table below shows our results of operations and the changes in those results from period to period in both U.S. dollars and percentages (dollars in thousands):

					Results as % of net sales
	2009	2008	Change $	Change %	2009	2008
Net sales	$398,803	$626,270	$(227,467)	(36.3)%	100.0%	100.0%
Cost of sales	298,035	477,763	179,728	37.6	(74.7)	(76.3)
Gross profit	100,768	148,507	(47,739)	(32.1)	25.3	23.7

Selling, general and administrative expenses	89,698	123,203	33,505	27.2	(22.5)	(19.7)
Severance, impairment and other associated costs	82,867	153,294	70,427	45.9	(20.8)	(24.5)
Operating loss	(71,797)	(127,990)	56,193	43.9	(18.0)	(20.5)

Interest expense, net	(2,967)	(2,623)	(344)	(13.1)	(0.7)	(0.4)
Other income, net	3,784	4,072	(288)	(7.1)	0.9	0.7

Loss from continuing operations before income taxes	(70,980)	(126,541)	55,561	43.9	(17.8)	(20.2)

Income tax expense (benefit)	1,879	(2,998)	(4,877)	(162.7)	(0.5)	0.5

Net loss from continuing operations	(72,859)	(123,553)	50,694	41.0	(18.3)	(19.7)

Net loss from discontinued operations	(119,978)	(151,467)	31,489	20.8	(30.1)	(24.2)

Net loss	$(192,837)	$(275,020)	$82,183	29.9%	(48.4)%	(43.9)%

Net Sales. Our consolidated net sales decreased by 36.3% as a result of the decline in customer demand resulting from the adverse developments in the global economy.  The overall demand reduction realized during the year ended December 25, 2009 was incurred generally across our Network, Power and Wireless segments.  However, demand began to improve in the second half of 2009 in most markets.  Also, a stronger U.S. dollar relative to the euro experienced during the year ended December 25, 2009 as compared to the same period of 2008 resulted in lower U.S. dollar reported sales.

Gross Profit.  Our consolidated gross profit margin for the year ended December 25, 2009 was 25.3% compared to 23.7% for the year ended December 26, 2008.  The increase in our gross profit margin during the year ended December 25, 2009 was primarily the result of the positive effects of cost-reduction and price increasing activities initiated in late 2008 as a response to the adverse conditions in the global economy.  Partially offsetting these activities was a decline in operating leverage as a result of decreased sales generally across our Network, Power and Wireless segments during 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased primarily due to an overall emphasis on measures to reduce costs that were initiated at the end of 2008 in response to the overall economic downturn.  These measures reduced expenses across virtually all our administrative areas.  Also, intangible amortization expense declined compared to the 2008 period as a result of the impairment charges on finite-lived intangibles which were recorded in the fourth quarter of 2008.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses. For the years ended December 25, 2009 and December 26, 2008, respectively, RD&E was as follows (in thousands):

	2009	2008
RD&E	$28,174	$42,559
Percentage of sales	7.1%	6.8%

The decrease in research, development and engineering expenses is due to our cost reducing initiative that began at the end of 2008.  However, as a percentage of sales, 2009 spending was at a higher level as compared to the 2008 period.  We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace consistent with market activity.

Severance, Impairment and Other Associated Costs. During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless reporting unit’s goodwill was impaired.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets were identified in 2009 and primarily include production lines associated with products that have no expected future demand and two real estate properties which were disposed.

During 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $9.6 million for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of certain manufacturing and support personnel in Asia, Europe and North America and, also, $4.1 million of other costs that primarily resulted from the transfer of manufacturing operations from Europe and North Africa to Asia.  We also recorded fixed asset impairments of $3.6 million.  The impaired assets were identified in 2008 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Interest.  Net interest expense increased primarily as a result of the accelerated amortization of capitalized loan fees resulting from credit facility amendments effective in 2009.  Interest on our outstanding loans and amortization of capitalized loan fees were allocated between continuing and discontinued operations on a pro-rata basis for the year ended December 25, 2009 and the comparable period in 2008, based upon the actual and expected debt to be repaid as a result of the dispositions compared to total debt outstanding.  Also, interest income in the year ended December 25, 2009 was significantly lower than the comparable period in 2008 due to lower average cash balances during 2009.

Other.  The decrease in other income was primarily attributable to lower net foreign exchange gains realized during the year ended December 25, 2009 of $3.5 million, as compared to net foreign exchange gains of $4.1 million incurred in the comparable period of 2008.  The primary reason for the decrease in foreign exchange gains during the year ended December 25, 2009 was due to the effects of a larger strengthening of the U.S. dollar to euro exchange rate during 2008 as compared to 2009.

Income Taxes.  The effective income tax rate for the year ended December 25, 2009 was (2.6%) compared to 2.4% for the year ended December 26, 2008.   The 2009 effective tax rate was affected by the $71.0 million of goodwill impairment charges recorded in 2009 which were non-deductible.  In addition, the 2009 tax rate was negatively impacted by certain losses and restructuring charges incurred by entities in jurisdictions where the future tax benefit is unlikely to be realized.

Discontinued Operations.  Net loss from discontinued operations was approximately $120.0 million during the year ended December 25, 2009 as compared to a loss of approximately $151.5 million in the year ended December 26, 2008. The loss from discontinued operations incurred during the year ended December 25, 2009 was primarily attributable to estimated losses to write-down the net assets of Electrical to the net proceeds we anticipated receiving from the disposition and, also, a charge to reduce the net assets of Medtech and MEMS to the actual net proceeds we received upon the completion of each sale.  Also, we recorded estimates for the settlement of certain accelerated retirement plan benefits at both Electrical and Medtech during the year ended December 25, 2009.  The loss from discontinued operations for the year ended December, 2008 was primarily attributable to the impairment of goodwill and identifiable intangible assets at Medtech.  A summary of our net loss from each of our discontinued operations for the years ended December 25, 2009 and December 26, 2008 is as follows (in thousands):

	2009	2008
Electrical	$(61,926)	$9,063
Medtech	(48,399)	(159,277)
MEMS	(9,653)	(1,253)
Total	$(119,978)	$(151,467)

Business Outlook

Our levels of net sales, customer mix and product mix have a significant impact on our gross margin, results of operations and cash flow.  Specifically, we achieved sales and operating profit during the second and third fiscal quarters of 2010 that were significantly above any of our recent periods.  This was primarily a result of increased sales volume across Network and Power, a mix of sales in higher margin products and our focus on containing our selling, general and administrative costs.  However, we anticipate that our sales and operating profit in the first quarter of 2011 will be lower than our levels in the fourth quarter of 2010.  Our profit margins continue to be challenged across all of our segments by increasing wage rates and material costs.  In addition, we expect Network’s margins to decrease due to lower prices which are effective during the first quarter of 2011.  Also, Wireless continues to be negatively impacted by a lack of capacity utilization.  To address these issues, we continue to focus on transitioning our operations from locations with higher wage rates, such as those in southern-China, to lower-cost areas in the central regions of China. Also, we continue our efforts toward streamlining our overall general and administrative expenses to achieve an optimal level of spending that is appropriate for the size and structure of our company.

           We continue to commit resources to the development of new technologies and products that have higher forecasted margins, to the automation of certain manual manufacturing processes and to the expansion of our international sales, marketing and engineering teams in regions closest to our customers.  Also, we plan on continuing to adjust our marketing and engineering efforts at Wireless in order to increase revenue streams from a more diverse base of customers.  Our focus will be on wireless products with higher forecasted margins, while shifting from those markets where we expect limited returns, such as Wireless’ audio components, to streamline our operations and further simplify our business.

Considering the business issues mentioned above and other risks inherent in our company, we believe we have ample liquidity to fund our business requirements. This belief is based on our current balances of cash and cash equivalents, our history of positive operating cash flows, including $32.3 million for the year ended December 31, 2010, and access to our credit facility.  Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA, as defined by our credit agreement.  At December 31, 2010, we were in compliance with all covenants of our credit agreement.  We substantially decreased our borrowings from the credit facility with the proceeds of the Electrical divestiture in September 2010 and through the issuance of $50.0 million of convertible senior notes in December 2009, which are not subject to the leverage or fixed charge covenant calculations in our credit agreement.  Accordingly, we believe that we will continue generating sufficient EBITDA in the foreseeable future to remain compliant with our debt covenants.

Liquidity and Capital Resources

Our working capital as of December 31, 2010 was $51.3 million, compared to $121.3 million as of December 25, 2009.  The decrease of $70.0 million was primarily due to the sale of Electrical’s net assets, that were held-for-sale as of December 25, 2009, and declines in accounts receivable and inventory, which were partially offset by a decrease in accounts payable.  Cash and cash equivalents, which are included in working capital, decreased $3.8 million from $39.7 million as of December 25, 2009 to $35.9 million as of December 31, 2010.

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

Net cash provided by operating activities was $32.3 million for the year ended December 31, 2010 as compared to $37.3 million in the comparable period of 2009, a decrease of $5.0 million. The decrease is primarily attributable to reductions in net working capital changes in the year ended December 31, 2010 which were less than the reductions during the year ended December 25, 2009.

Capital expenditures were $9.2 million during the year ended December 31, 2010 and $2.2 million in 2009.  The increase of $7.0 million primarily resulted from our focus on allocating resources toward next generation technologies during 2010 compared to a concerted effort to limit new investment to only essential programs in 2009.  We make capital expenditures to expand production capacity and to improve our operating efficiency.  We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We paid $4.1 million for dividend payments during the year ended December 31, 2010.  On November 8, 2010 we announced a quarterly cash dividend of $0.025 per common share, payable on January 21, 2011 to shareholders of record on January 7, 2011.  This quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million in the first quarter of 2011.  We expect cash payments for dividends to be approximately $4.1 million in 2011.

On September 2, 2010, we completed the sale of the Electrical business in Europe and Asia for approximately $52.0 million, subject to normal working capital and other financial adjustments. In the fourth quarter of 2010, we contributed approximately $6.2 million to fund an irrevocable grantor trust that was designated for benefit payments to participants under our defined benefit supplemental retirement plan, which was contingent on the sale of Electrical.  Following the sale of Electrical’s operations in Europe and Asia, we made benefit payments of approximately $13.6 million and incurred approximately $2.2 million of special termination benefits to settle the obligations under our defined benefit supplemental retirement plan.  The remaining proceeds from the Electrical disposition, net of the defined benefit plan settlement, transaction fees and other related costs, were used in the third quarter of 2010 to reduce debt outstanding under our credit facility.

On January 4, 2010, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements.  The net proceeds were primarily used to repay debt outstanding under our credit facility.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  However, a partial plan termination would only result in a cash payment to fund our plan assets and will not directly result in additional expenses.  As of the date these financial statements were issued, we were continuing discussions with the PBGC on this matter.

At December 31, 2010 our management froze the plan benefits under our domestic defined benefit retirement plan, which resulted in a curtailment gain of approximately $1.0 million recognized in our Consolidated Statement of Operations for the year ended December 31, 2010.

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

Our credit agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling twelve-month EBITDA.  If we are unable to maintain the required EBITDA levels relative to our total debt, excluding our convertible senior notes, or fixed charges, we would default on our covenants.  As of December 31, 2010, we were in compliance with all covenants of our credit agreement.  We had approximately $32.2 million of borrowings outstanding under our credit facility with approximately $66.4 million of borrowing capacity as of December 31, 2010.  Refer to Note 6, Debt, to the Consolidated Financial Statements for further details.

We had three standby letters of credit outstanding in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business, which are included in our maximum borrowing capacity as December 31, 2010.

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  During the year ended December 31, 2010, we paid approximately $3.5 million of interest related to the semi-annual coupon rate on the convertible senior notes.  We expect to pay a total of $3.5 million of interest on those notes in 2011.  We incurred debt issuance costs of approximately $2.5 million in 2009, which have been deferred and are being amortized over the life of the notes.  Refer to Note 6, Debt, to the Consolidated Financial Statements for further details.

The net decrease in cash resulting from cash flows of our discontinued operations was $20.6 million for the year ended December 31, 2010.  Cash used in operating activities of our discontinued operations was approximately $8.9 million, which primarily resulted from changes in working capital and the net losses of these operations excluding depreciation, amortization and impairment charges.  Our discontinued operations also had capital expenditures of approximately $1.5 million and cash on hand, that we retained in the disposition, of approximately $9.4 million, which were both included in our investing cash outflows from discontinued operations.  We do not expect these uses of cash to recur and we also do not expect significant continuing cash flows from these operations after their disposition.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.  Discovery has been completed and summary judgment motions are now pending.  The parties have requested that the trial begin in our second fiscal quarter of 2011, but a trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff.  However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  During 2010, we incurred approximately $2.5 million of legal expenses related to this matter.

During 2011, we expect to settle an audit related to one of our subsidiary’s income tax filings.  This potential audit settlement could result in a cash payment of as much as $6.3 million.

We are currently in negotiations to sell the audio business of our Wireless segment and expect an agreement of sale to be finalized during the first quarter of 2011.  The net proceeds are estimated to be immaterial to our Consolidated Financial Statements.

On February 10, 2011, we announced that our corporate headquarters, currently located in Trevose, Pennsylvania, will be consolidated into our U.S. operational headquarters in San Diego, California.  We are now a pure-play electronic components provider, which has made a corporate structure with a stand-alone corporate headquarters and senior managers at two locations no longer efficient. This consolidation will occur in 2011 in connection with our actions to simplify and streamline our company’s organizational structure. We estimate that we will incur approximately $2.0 million of severance and other associated costs over 2011 and 2012 related to the consolidation of our headquarters, which will generate an estimated annual cost savings of approximately $1.0 million once the transition is complete.

The principal material change in our contractual obligations during the year ended December 31, 2010 was the elimination of obligations related to our former Electrical operations in Europe, Asia and North America, which included outstanding commercial commitments under precious metal consignment-type leases of approximately $113.4 million as of December 25, 2009.  Also, the contractual obligations related to our defined benefit supplemental retirement plan were settled during the year ended December 31, 2010.

As of December 31, 2010, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total(1)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Long-term debt	$32,150	$--	$32,150	$--	$--
Convertible senior notes	$50,000	$--	$--	$50,000	$--
Estimated interest payments	$15,943	$4,397	$8,046	$3,500	$--
Operating leases	$14,003	$6,202	$3,968	$1,649	$2,184
Retirement plans	$34,628	$1,868	$3,906	$4,096	$24,758

(1)	Excludes other obligations under employment contracts that are generally only payable upon a change of control.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 31, 2010, we had unrecognized tax benefits of approximately $17.7 million.  Refer to Note 7, Income taxes, to the Consolidated Financial Statements.

We believe that the combination of cash on hand, cash generated by operations and, if necessary, borrowings under our credit agreement will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain additional borrowings or equity offerings for suitable acquisitions of businesses or assets.

Currently, a majority owned subsidiary holds approximately $14.8 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of December 31, 2010 there are no plans to repatriate funds held at this majority owned subsidiary.  During the first quarter of 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange.  As of the date these financial statements were issued, the majority owned subsidiary purchased approximately $3.5 million of its own common stock with its cash on hand.  Such spending may continue under similar common stock buy back plans in the foreseeable future.

With the exception of the cash and cash equivalents located at the majority owned subsidiary, we have not experienced any significant liquidity restrictions in any country in which we operate and no restrictions are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, with the exception of earnings in the amount of $8.5 million, we have not provided for U.S. federal and state income and foreign withholding taxes on approximately $475.0 million of our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad.  If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

Our retained earnings are free from legal or contractual restrictions as of December 31, 2010, with the exception of approximately $29.8 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

Our revolving credit facility has variable interest rates.  Accordingly, interest expense may increase if we borrow and/or if the rates associated with our borrowings increase. In addition, we may pursue additional or alternative financing.  We may also use financial derivatives such as interest rate swaps or other instruments in order to manage the risk associated with changes in market interest rates.  However, we have not used any of these instruments to date.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities in our Consolidated Financial Statements which would materially affect our current or future financial condition or results from operations.

The table below presents principal amounts in U.S. dollars and the related weighted average interest rates by year of maturity for our debt obligations.  The column captioned “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 31, 2010 after taking into consideration the current interest rates on our credit facility and the current bid price on our convertible senior notes (in thousands):

	2011	2012	2013	2014	2015	There- After	Total	Approx. Fair Value
Liabilities
Convertible senior notes
Fixed rate:
US Dollar	--	--	--	$50,000	--	--	$50,000	$54,500
Weighted average interest rate	--	--	--	7.00%	--	--
Long-term debt
Variable rate (1):
US Dollar	--	--	$32,150	--	--	--	$32,150	$33,164
Weighted average interest rate	--	--	2.79%	--	--	--

(1)	The weighted average interest rate reflects the applicable interest rate as of December 31, 2010 and is subject to change in accordance with the terms of our amended credit facility.

Foreign Currency Risk

As of December 31, 2010, we had a substantial amount of assets denominated in currencies other than the U.S. dollar.  We conduct business in various foreign currencies, including those of non-hyperinflationary emerging market countries in Asia as well as European countries.  We may utilize derivative financial instruments, such as forward exchange contracts in connection with fair value hedges, to manage foreign currency risks.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.  These contracts guarantee a predetermined rate of exchange at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  We believe there are two primary risks of holding these instruments.  The first is that the foreign currency being hedged could move in a direction which would create a better economic outcome than if the hedging instrument was not in place.  The second risk is that the counterparty to a currency hedge defaults on its obligations.  We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks.  In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts.

During the year ended December 31, 2010, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts are used to mitigate the risk of currency fluctuations at our operations in China.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs.

The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars (in thousands):

	2011	2012	2013	2014	2015	There- After	Total	Approx. Fair Value
Assets
Cash and equivalents
Renminbi (1)	$7,989	--	--	--	--	--	$7,989	$7,989
Euro (1)	$3,093	--	--	--	--	--	$3,093	$3,093
Other currencies (1)	$2,352	--	--	--	--	--	$2,352	$2,352

(1)	U.S. dollar equivalent

At December 31, 2010, all our financing obligations were denominated in U.S. dollars.

Item 8     Financial Statements and Supplementary Data

 Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 41 and from the Consolidated Financial Statements and supplementary schedule on pages 42 through 74.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a   Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting are processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pulse Electronics Corporation have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited Pulse Electronics Corporation (formerly Technitrol, Inc.) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pulse Electronics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pulse Electronics Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulse Electronics Corporation and subsidiaries as of December 31, 2010 and December 25, 2009, and the related consolidated statements of operations, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule, and our report dated March 2, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 2, 2011

Item 9b    Other Information

None

Part III

Item 10     Directors, Executive Officers and Corporate Governance

The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2011 Annual Shareholders Meeting.

We make available free of charge our Statement of Principles Policy and all of our Board and Committee charters on our company website at www.pulseelectronics.com and, also, in print to any shareholder upon request.  Requests for copies may be directed to Investor Relations, Pulse Electronics Corporation., 1210 Northbrook Drive, Suite 470, Trevose, PA 19053-8406, or telephone 215-355-2900, extension 8428.  We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11     Executive Compensation

The disclosure required by this item is incorporated by reference to the sections entitled, “Corporate Governance,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Award at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Executive Employment Arrangements” and “Director Compensation” in our definitive proxy statement to be used in connection with our 2011 Annual Shareholders Meeting.

  Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2011 Annual Shareholders Meeting.

Information as of December 31, 2010 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,150,000	$7.41	2,428,004

Equity compensation plans not approved by security holders	--	--	--

Total	6,150,000	$7.41	2,428,004

On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP.  Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares.  Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP.  In addition to the ICP, other plans approved include a 250,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).  During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees.  Of the 2,428,004 shares remaining available for future issuance, 1,541,833 shares are attributable to our ICP, 812,099 shares are attributable to our ESPP and 74,072 shares are attributable to our Board of Director Stock Plan.  Refer to Note 11, Stock-based compensation, to the Consolidated Financial Statements for additional information regarding our stock-based compensation plans.

Item 13    Certain Relationships, Related Transactions and Director Independence

The disclosure required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independent Directors” in our definitive proxy statement to be used in connection with our 2011 Annual Shareholders Meeting.

Item 14    Principal Accountant Fees and Services

The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountant” in our definitive proxy statement to be used in connection with our 2011 Annual Shareholders Meeting.

Part IV

Item 15    Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Consolidated Financial Statements

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts	75

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 76 through 79 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Pulse Electronics Corporation (formerly Technitrol, Inc.) and subsidiaries (the “Company”) as of December 31, 2010 and December 25, 2009, and the related consolidated statements of operations, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 31, 2010 and December 25, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011 expressed  an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 2, 2011

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, 2010 and December 25, 2009

In thousands, except per share data

Assets	2010	2009
Current assets:
Cash and cash equivalents	$35,905	$39,707
Accounts receivable, net	65,532	70,237
Inventory, net	35,741	39,677
Prepaid expenses and other current assets	14,804	19,832
Assets of discontinued operations held for sale	--	79,561
Total current assets	151,982	249,014

Long-term assets:
Property, plant and equipment	113,137	134,660
Less accumulated depreciation	82,456	94,256
Net property, plant and equipment	30,681	40,404
Deferred income taxes	33,669	34,700
Goodwill	--	15,857
Other intangibles, net	5,657	23,308
Other assets	2,610	11,517
	$224,599	$374,800

Liabilities and Equity
Current liabilities:
Accounts payable	$46,102	$49,614
Accrued expenses and other current liabilities	54,602	58,333
Liabilities of discontinued operations held for sale	--	19,794
Total current liabilities	100,704	127,741

Long-term liabilities:
Long-term debt	32,150	81,000
Convertible senior notes	50,000	50,000
Deferred income taxes	8,890	12,288
Other liabilities	10,081	36,524

Commitments and contingencies (Note 9)

Equity:
Pulse Electronics Corporation shareholders’ equity:
Common stock: 175,000,000 shares authorized; 41,489,733 and 41,242,286 outstanding in 2010 and 2009, respectively; $0.125 par value per share and additional paid-in capital	219,393	222,139
Retained loss	(232,660)	(194,257)
Accumulated other comprehensive income	23,993	28,304
Total Pulse Electronics Corporation shareholders’ equity	10,726	56,186
Non-controlling interest	12,048	11,061
Total equity	22,774	67,247
	$224,599	$374,800

       See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

Years ended December 31, 2010, December 25, 2009 and December 26, 2008
In thousands, except per share data

	2010	2009	2008

Net sales	$432,480	$398,803	$626,270
Cost of sales	323,865	298,035	477,763
Gross profit	108,615	100,768	148,507

Selling, general and administrative expenses	91,653	89,698	123,203
Severance, impairment and other associated costs	32,799	82,867	153,294
Operating loss	(15,837)	(71,797)	(127,990)

Other (expense) income:
Interest income	563	613	1,743
Interest expense	(5,416)	(3,580)	(4,366)
Other (expense) income, net	(4,356)	3,784	4,072
Total other (expense) income	(9,209)	817	1,449

Loss from continuing operations before income taxes	(25,046)	(70,980)	(126,541)

Income tax expense (benefit)	2,691	1,879	(2,988)

Net loss from continuing operations	(27,737)	(72,859)	(123,553)

Net loss from discontinued operations	(9,679)	(119,978)	(151,467)

Net loss	(37,416)	(192,837)	(275,020)

Less: Net earnings attributable to non-controlling interest	987	375	738

Net loss attributable to Pulse Electronics Corporation	$(38,403)	$(193,212)	$(275,758)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(28,724)	$(73,234)	$(124,291)
Net loss from discontinued operations	(9,679)	(119,978)	(151,467)
Net loss	$(38,403)	$(193,212)	$(275,758)

Per share data:
Basic loss per share:
Net loss from continuing operations	$(0.70)	$(1.79)	$(3.05)
Net loss from discontinued operations	(0.24)	(2.94)	(3.72)
Net loss	$(0.94)	$(4.73)	$(6.77)

Diluted loss per share:
Net loss from continuing operations	$(0.70)	$(1.79)	$(3.05)
Net loss from discontinued operations	(0.24)	(2.94)	(3.72)
Net loss	$(0.94)	$(4.73)	$(6.77)

         See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31, 2010, December 25, 2009 and December 26, 2008
In thousands

	2010	2009	2008
Cash flows from operating activities - continuing operations:
Net loss	$(37,416)	$(192,837)	$(275,020)
Net loss from discontinued operations	9,679	119,978	151,467
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,410	18,454	27,215
Tax effect of stock compensation	--	--	(32)
Stock incentive plan expense	1,398	1,133	2,492
Loss on disposal of assets	545	3,191	648
Goodwill and intangible asset impairment, net of income taxes	28,195	70,982	140,086
Deferred taxes	(1,162)	(6,883)	(8,579)
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	3,535	(1,161)	44,428
Inventory	(2,705)	9,524	(215)
Inventory write downs	6,241	4,260	10,877
Prepaid expenses and other current assets	(75)	2,270	(3,255)
Accounts payable	(2,536)	(8,821)	(29,838)
Accrued expenses	9,753	14,539	(16,913)
Severance, impairment and other associated costs, net of cash payments (excluding loss on disposal of assets and intangible asset impairments)	(712)	4,090	320
Other, net	142	(1,426)	(383)
Net cash provided by operating activities	32,292	37,293	43,298
Cash flows from investing activities - continuing operations:
Acquisitions, net of cash acquired of $6,556	--	--	(426,396)
Cash received from dispositions	55,427	207,809	--
Capital expenditures	(9,199)	(2,220)	(11,607)
Purchases of grantor trust investments available for sale	(6,248)	(6,077)	(409)
Proceeds from sale of property, plant and equipment	2,057	2,162	6,598
Foreign currency impact on intercompany lending	(3,780)	(897)	(1,655)
Net cash provided by (used in) investing activities	38,257	200,777	(433,469)
Cash flows from financing activities - continuing operations:
Long term borrowings	40,000	50,000	421,000
Principal payments on long-term debt	(88,850)	(255,000)	(87,943)
Debt issuance costs	(652)	(3,040)	--
Dividends paid	(4,137)	(6,668)	(14,334)
Exercise of stock options	--	--	52
Tax effect of stock compensation	--	--	32
Net cash (used in) provided by financing activities	(53,639)	(214,708)	318,807
Net effect of exchange rate changes on cash	(130)	1,166	6,083
Cash flows of discontinued operations:
Net cash (used in) provided by operating activities	(8,892)	(8,207)	24,324
Net cash used in investing activities	(10,944)	(11,276)	(34,141)
Net cash used in financing activities	--	(7,374)	--
Net effect of exchange rates on cash	(746)	635	210
Net decrease in cash and cash equivalents from discontinued operations	(20,582)	(26,222)	(9,607)
Net decrease in cash and cash equivalents	(3,802)	(1,694)	(74,888)
Cash and cash equivalents at beginning of year	39,707	41,401	116,289
Cash and cash equivalents at end of year	$35,905	$39,707	$41,401

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Changes in Equity

Years ended December 31, 2010, December 25, 2009 and December 26, 2008
In thousands, except per share data

	Common stock and paid-in capital		Retained earnings (loss)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity	Comprehensive loss
	Shares	Amount

Balance at December 28, 2007	40,901	$222,593	$289,048	$49,438	$9,948	$571,027
Stock options, awards and related compensation	97	2,492	--	--	--	2,492
Tax effect of stock compensation	--	32	--	--	--	32
Adjustments to defined benefits plans	--	--	--	(4,759)	--	(4,759)
Dividends declared ($0.35 per share)	--	--	(14,335)	--	--	(14,335)
Net (loss) earnings	--	--	(275,758)	--	738	(275,020)	$(275,020)
Currency translation adjustments	--	--	--	(68,912)	--	(68,912)	(68,912)
Unrealized holding losses on securities	--	--	--	(2,393)	--	(2,393)	(2,393)
Comprehensive loss							$(346,325)
Balance at December 26, 2008	40,998	225,117	(1,045)	(26,626)	10,686	208,132
Stock options, awards and related compensation	244	1,133	--	--	--	1,133
Adjustments to defined benefits plans	--	--	--	4,696	--	4,696
Dividends declared ($0.10 per share)	--	(4,111)	--	--	--	(4,111)
Net (loss) earnings	--	--	(193,212)	--	375	(192,837)	$(192,837)
Currency translation adjustments	--	--	--	48,444	--	48,444	48,444
Unrealized holding gains on securities	--	--	--	1,790	--	1,790	1,790
Comprehensive loss							$(142,603)
Balance at December 25, 2009	41,242	222,139	(194,257)	28,304	11,061	67,247
Stock options, awards and related compensation	248	1,398	--	--	--	1,398
Adjustments to defined benefits plans	--	--	--	178	--	178
Dividends declared ($0.10 per share)	--	(4,144)	--	--	--	(4,144)
Net (loss) earnings	--	--	(38,403)	--	987	(37,416)	$(37,416)
Currency translation adjustments	--	--	--	(4,449)	--	(4,449)	(4,449)
Unrealized holding losses on securities	--	--	--	(40)	--	(40)	(40)
Comprehensive loss							$(41,905)
Balance at December 31, 2010	41,490	$219,393	$(232,660)	$23,993	$12,048	$22,774

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)           Summary of significant accounting policies

Principles of consolidation

During 2010, we announced a renaming and repositioning of our business.  Previously, we were incorporated as Technitrol, Inc., but are now incorporated as Pulse Electronics Corporation.  We are generally known as Pulse in our markets.  We sometimes refer to Pulse Electronics Corporation as “Pulse Electronics”, “Pulse”, “Electronics”, “the Company”, “we” or “our.”  Our new name signifies a change in our business to exclusively an electronic components provider and unites our corporate and operational identities.  Accompanying the renaming of the Company was a change in our ticker symbol on the New York Stock Exchange from “TNL” to “PULS.”

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.

We operate our business in three segments:

•	our Network product group which we refer to as Network,
•	our Power product group which we refer to as Power, and
•	our Wireless product group which we refer to as Wireless.

Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils, military and aerospace products and other power magnetic products.  Wireless manufactures products that capture or transmit wireless communication signals, such as antennas, antenna modules and antenna mounting components.

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

Our Consolidated Financial Statements include the accounts of Pulse Electronics and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  We operate on a fiscal year basis.  Our fiscal year ends on the last Friday of December each calendar year.  For 2010, 2009 and 2008, our fiscal years ended on December 31, 2010, December 25, 2009 and December 26, 2008, respectively.  Also, we included an additional week in our operating results for 2010, which resulted in our year ended December 31, 2010 being a 53 week fiscal year.  Our normal fiscal year includes 52 weeks.

Cash and cash equivalents

Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Cash flows from the sale of inventory are recorded in operating cash flows.  We establish inventory provisions to write down excess and obsolete inventory to market value.  Inventory that is written down to its market value in the ordinary course of business is not subsequently written back up.  Our inventory provisions at December 31, 2010 and December 25, 2009 were $6.1 million and $5.7 million, respectively.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves which would negatively affect our gross margin.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of significant accounting policies, continued

Purchase accounting

The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill.  Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from their original estimates.  These adjustments to our fair value assessments are recorded to goodwill over the purchase price allocation period which does not exceed twelve months.

Divestiture accounting

We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the component that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the component by sale, we are required to report the divested component at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the component as held for sale, if the component meets the specifications of a discontinued operation, determining the fair value of the component and determining the level and type of involvement, if any, we will have with the disposed component in the future.  Furthermore, when removing the divested component from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the component and their relation to our continuing businesses.

Goodwill and other intangibles

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually.  Prior to 2010, we had goodwill on our Consolidated Balance Sheets subject to an annual impairment review.  Our impairment review process compares the fair value of each reporting unit, with its carrying value.  We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value.  We perform an annual review of goodwill, when it existed, and indefinite-lived intangible assets in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying value of these intangible assets are impaired.  Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over 3 to 7 years.  We review these intangible assets when there is an indicator of impairment.  In 2010, we determined that $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired.  Additionally, we determined that a $0.3 million indefinite-lived tradename was impaired during our annual review in the fourth quarter of 2010.  In 2009, we determined that $71.0 million of our wireless reporting unit’s goodwill was impaired.  Refer to Note 4, Goodwill and other intangible assets, for additional information regarding goodwill and other intangible assets and the associated impairment.

Revenue recognition

We recognize revenue on product sales in the period when the sales process is complete.  This generally occurs when persuasive evidence of an agreement exists, such as a sales contract or purchase order, title and risk of loss have been transferred, the sales price is fixed or determinable and collectability is reasonably assured.  Title and risk of loss pass at the time of shipment for the majority of our sales.  However, we maintain a reserve for the immaterial sales that pass at destination.  We are not subject to any material customer acceptance provisions.

We provide cash discounts to customers in exchange for accelerated payment terms.  Also, at our sole discretion, we may provide volume discounts to our customers.  However, such discounts are included in the piece price on our invoices.  We do not believe these allowances are material to our Consolidated Financial Statements.

We provide warranties to our customers that are limited to rework or the replacement of products.  We will not accept returned goods until we authorize the return, which typically occurs within three months of product shipment.  We accrue for warranty returns based on historical experience and record changes in our warranty provision through costs of sales.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of significant accounting policies, continued

We have agreements with a limited number of distributors which provide limited rights of return.  For instance, one agreement allows the distributer to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs.  We believe these agreements are customary in our industry, and have met each of the criteria established in the applicable accounting guidance prior to recognizing revenue.  We do not believe any of our discount or return programs are material to our Consolidated Financial Statements.

We record an allowance for doubtful receivables.  Accounts receivable allowances at December 31, 2010 and December 25, 2009 were $0.9 million and $1.4 million, respectively.  To the extent our customers were negatively impacted by factors such as the economic recession in 2009 and 2008 or other negative factors, we may be required to increase our allowance for doubtful receivables in the future, which would negatively affect our gross margin.

Stock-based compensation

We currently sponsor a stock option plan and a restricted stock award plan.  All compensation costs relating to stock-based payment transactions are recognized in our Consolidated Financial Statements and are based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment or performance requirements are attained.  The market value of the restricted shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years.  Cash awards, which are intended to assist recipients with their resulting personal tax liability, are based on the market value of the restricted shares and are accrued over the vesting period.  Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally have cliff-vesting over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Foreign currency translation

Our foreign subsidiaries use either the U.S. dollar as their functional currency or another local currency depending on the denomination of their transactions and certain other criteria.  For subsidiaries that use the U.S. dollar as their functional currency, but have accounting records in their local currency, all non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates.  Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.  Gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence.  For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates.  Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  Also, we may experience a positive or negative currency translation adjustment within our shareholders’ equity.

Income taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense/benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.  Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and category of our future taxable income.  Actual operating results and the underlying amount and category of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of significant accounting policies, continued

We regularly perform a comprehensive review of our uncertain tax positions.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  Until these positions are verified by the taxing authorities or the statutes of limitations otherwise expire, we have recorded such positions as liabilities for uncertain tax positions in our Consolidated Balance Sheets.

Defined benefit plans

On December 31, 2010, our management froze the plan benefits of our domestic defined benefit retirement plan.  Also, during 2010 we settled the obligations of our defined benefit supplemental retirement plan, which was contingent on the sale of Electrical.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  The three most critical assumptions used which impact our net periodic pension expense (income) and our net benefit obligation are the discount rate, expected return on plan assets and rate of compensation increase.  The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  The rate of compensation increase represents the long-term assumption for expected long-term raises in salaries for pay-related plans.  These three assumptions are evaluated annually.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statements.

Severance, impairment and other associated costs

We record severance, asset impairments and other charges, such as contract termination costs, in response to declines in demand that lead to excess capacity, changing technology and other factors.  These costs, which we refer to as restructuring costs, are expensed when we determine that those costs have been incurred, and, also, that all of the requirements to accrue such expenses have been met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If our estimates were too low, we could be required to record additional expenses in future periods.  Conversely, we could possibly reverse part of our initial charges if our initial estimates were too high.  Additionally, the cash flow impact of the activity may not be recognized in the same period that the expense has been incurred.

Contingency accruals

During the normal course of business, a variety of issues arise which may result in litigation, environmental compliance or other contingent obligations.  In developing our contingency accruals, we consider the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We only record contingency accruals when a liability is probable and the amount can be reasonably estimated.  Periodically, we evaluate available information to assess whether contingency accruals should be adjusted, which includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims. In future periods, we could be required to record additional expenses, if our initial estimates were too low, or reverse part of the charges that were initially recorded, if our estimates were too high.  Additionally, the litigation costs we incur in connection with a contingency are expensed as incurred, since the nature of the costs is unpredictable and cannot be reasonably estimated.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)           Summary of significant accounting policies, continued

Property, plant and equipment

Property, plant and equipment is stated at cost.  Depreciation is based upon the estimated useful life of the assets on both the straight-line and accelerated methods.  Our assets’ estimated useful lives range from 5 to 30 years for buildings and improvements and from 2 to 10 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and improvements are capitalized.  Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheet, and any resulting gains or losses are recognized in earnings.

Financial instruments and derivative financial instruments

The carrying value of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments.  As of December 31, 2010, the estimated fair value of the outstanding borrowings under our revolving credit facility was approximately $33.2 million and the estimated fair value of our convertible senior notes was approximately $54.5 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.  We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  To mitigate the risk of these changes, we periodically enter into hedging transactions which have been authorized pursuant to our policies and procedures.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income.  We do not hold and have not issued financial instruments or derivative financial instruments for trading purposes.

During the years ended December 31, 2010 and December 25, 2009, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations at our operations in China.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs as defined in ASC Topic 815.

Reclassifications

Certain amounts in the prior-year Consolidated Financial Statements have been reclassified to conform with the current-year presentation, including a $5.1 million reduction in both the assets and liabilities of discontinued operations held-for-sale.  The reduction relates to a correction of deferred income tax assets and current tax payable in our discontinued operations.  We believe the correction is inconsequential to any previously reported interim or annual Consolidated Financial Statements.  Also, see Note 2, Divestitures, for other reclassifications to prior year Consolidated Financial Statements.

Estimates

Our Consolidated Financial Statements are in conformity with U.S. GAAP.  The preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the Consolidated Financial Statements as well as the reported amounts of revenues, expenses and cash flows during the period.  Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)           Divestitures

Electrical:  On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $52.0 million in cash, subject to normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were primarily used to repay our outstanding debt.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

Electrical’s net sales and (loss) earnings before income taxes included in discontinued operations for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively, were as follows (in thousands):

	Years Ended
	2010	2009	2008
Net sales	$203,014	$261,101	$373,856
(Loss) earnings before income taxes	(9,491)	(67,854)	12,856

Electrical’s (loss) earnings before income taxes include losses to adjust our net investment in Electrical to the net proceeds received and, also, interest expense allocated pro-rata based upon the debt retired from the Electrical disposition.  In addition, the sale of Electrical triggered an early settlement of certain retirement plan benefits under one of our defined benefit plans, which was included in Electrical’s loss before income taxes for the year ended December 25, 2009 and finalized during the year ended December 31, 2010. The net pre-tax impact of these charges on Electrical’s results were approximately $16.7 million, $60.7 million and $2.5 million for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively.

Open customer orders were transferred in the dispositions of Electrical’s European, Asian and North American businesses.  We have had no material continuing involvement with Electrical except for the finalization of the purchase price which will result from normal working capital and other financial adjustments.

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”).  Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam that produced components for the hearing aid and medical device markets.  Our net cash proceeds were approximately $199.3 million in cash, which reflects the initial proceeds received in June 2009 and the final working capital and other financial adjustments settled in January 2010.  The net proceeds were primarily used to repay outstanding debt.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

Medtech’s net sales and earnings (loss) before income taxes included in discontinued operations for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively, were as follows (in thousands):

	Years Ended
	2010	2009	2008
Net sales	$--	$49,704	$97,037
Earnings (loss) before income taxes	788	(44,025)	(175,030)

Medtech’s earnings (loss) before income taxes includes charges recorded to write down our net investment in Medtech to the net proceeds received, and, also, interest expense allocated pro-rata based upon the debt retired from the proceeds of the Medtech disposition.  In addition, included in the loss before income taxes for the year ended December 25, 2009 was a charge for the settlement of certain retirement plan benefits under one of our defined benefit plans that was triggered by the Medtech sale.  The net pre-tax impact of these charges on Medtech’s results were approximately $48.6 million and $7.2 million for the years ended December 25, 2009 and December 26, 2008, respectively.  Also, included in the loss before income taxes for the year ended December 26, 2008 was approximately $170.3 million of goodwill and intangible asset impairment charges.  See Note 4, Goodwill and other intangible assets, for further detail.  We have not incurred similar charges during the year ended December 31, 2010.  However, a net $0.8 million gain was recorded as a result of settling certain contingencies that existed at the date of sale.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)           Divestitures, continued

Open customer orders were transferred upon disposition.  We have had no material continuing involvement with Medtech.

MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam. In the second quarter of 2009, we received an amount immaterial to our Consolidated Financial Statements for the net assets of MEMS.  To reflect MEMS net assets at their net sales proceeds, we recorded a $2.7 million charge during the year ended December 25, 2009.  We have reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for all periods presented.

MEMS net sales and loss before income taxes included in discontinued operations for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively, were as follows (in thousands):

	Years Ended
	2010	2009	2008
Net sales	$188	$1,532	$7,261
Loss before income taxes	(142)	(6,168)	(2,975)

During the year ended December 31, 2010, we were contractually obligated to fulfill an immaterial amount of MEMS’ customer orders and, also, we incurred administrative expenses associated with the closure of the business.  At December 31, 2010 we have fulfilled all obligations related to MEMS and do not foresee any further administration costs.

(3)           Financial statement details

The following provides detail of certain financial statement captions at December 31, 2010 and December 25, 2009 (in thousands):

	2010	2009
Inventory, net:
Finished goods	$16,351	$17,772
Work in progress	6,896	6,101
Raw materials and supplies	12,494	15,804
	$35,741	$39,677

Property, plant and equipment, at cost:
Land	$1,765	$2,300
Buildings and improvements	19,218	22,212
Machinery and equipment	92,154	110,148
	$113,137	$134,660

Accrued expenses and other current liabilities:
Income taxes payable	$14,828	$12,056
Accrued compensation	13,054	12,595
Other accrued expenses	26,720	33,682
	$54,602	$58,333

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

Prior to 2010, we had goodwill on our Consolidated Balance Sheets subject to an annual impairment review.  The annual review of our goodwill and our indefinite-lived intangible assets is performed in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of these intangible assets are impaired.  The impairment review process compares the fair value of each reporting unit, where goodwill resides, with its carrying value.  If the net book value of the reporting unit exceeds its fair value, we perform the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge is recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We have identified three reporting units for goodwill impairment testing purposes, which are our legacy Electronics unit, including our Power and Network segments but excluding a component of our connector product line known as FRE, our wireless reporting unit and FRE.

Our impairment review incorporates both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit, rather than the use of only an income approach.

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter of each year.  However, estimates of future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed independent of our annual review.  The growth rates we use are an estimate of the future growth in the industries in which we participate and are adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption is based on an estimated cost of capital, which we determine annually based on market participant estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit, we performed step one of the goodwill impairment test in the first quarter of 2010.  Our wireless reporting unit did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to Wireless’ goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of a new outlook on business related to a major customer of our wireless reporting unit and the overall decline in our wireless reporting unit’s forecasted operating results.

As of December 31, 2010, we did not have any goodwill on our Consolidated Balance Sheets.  Therefore, our annual review of goodwill was no longer required to be performed in the fourth quarter of 2010.

We completed our annual goodwill impairment review in the fourth quarter of 2009 and the results of our step one analysis yielded no impairment.  Therefore, we did not perform step two of the analysis.

We performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and a decrease in our forecasted operating profit, and our wireless reporting unit did not pass the first step of the impairment test.  The second step of the impairment test yielded a $71.0 million impairment recorded in the first quarter of 2009 to our wireless reporting unit’s goodwill.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)           Goodwill and other intangible assets, continued

The changes in the carrying amounts of goodwill for the years ended December 31, 2010 and December 25, 2009 were as follows (in thousands):

Balance at December 26, 2008:
Goodwill	$415,712
Accumulated impairment losses	(250,934)
Goodwill, net	$164,778

Changes in the carrying amount of goodwill:
Goodwill impairment	$(70,982)
Goodwill of divested reporting unit	(77,816)
Currency translation adjustment	(123)
Net changes in the carrying amount of goodwill	$(148,921)

Balance at December 25, 2009:
Goodwill	$337,773
Accumulated impairment losses	(321,916)
Goodwill, net	$15,857

Changes in the carrying amount of goodwill:
Goodwill impairment	$(14,620)
Currency translation adjustment	(1,237)
Net changes in the carrying amount of goodwill	$(15,857)

Balance at December 31, 2010:
Goodwill	$336,536
Accumulated impairment losses	(336,536)
Goodwill, net	$--

The following is a summary of our other intangible assets at December 31, 2010 and December 25, 2009 (in thousands):

	2010	2009
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$25,903
Technology	2,000	7,420
Other	960	946
Total	6,260	34,269

Accumulated amortization:
Customer relationships	(1,897)	(11,150)
Technology	(1,178)	(2,471)
Other	(128)	(250)
Total	(3,203)	(13,871)

Net intangible assets subject to amortization	3,057	20,398

Intangible assets not subject to amortization (indefinite lives):
Tradenames	2,600	2,910

Other intangibles, net	$5,657	$23,308

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)           Goodwill and other intangible assets, continued

As part of our annual review of indefinite-lived intangible assets, we tested the carrying value of our tradenames, which resulted in approximately $0.3 million of impairment to one of our tradenames recorded during the fourth quarter of 2010.

As a result of the decision to withdraw from our audio business that was made in the second quarter of 2010 we performed a recoverability test on its finite-lived intangible assets, which resulted in a $3.6 million impairment to our technology intangibles.  As a result of a significant decline in Wireless’ actual and forecasted sales and operating profit during the first quarter of 2010, we performed a recoverability test on a finite-lived customer relationship intangible asset which resulted in an $11.5 million impairment charge.  Also, we performed a recoverability test on certain definite and indefinite-lived intangible assets in the first quarter of 2009 when we recognized our goodwill impairment, which yielded no impairment.

Our amortization expense was approximately $2.3 million, $3.6 million and $5.6 million for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively.  The decrease in our annual amortization expense was primarily the result of lower amortizing intangibles due to the impairment charges recorded in the first and second quarters of 2010 and in the fourth quarter of 2008.

The weighted average life of our finite intangible assets was approximately 1.8 years at December 31, 2010.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2011	$1,360
2012	$539
2013	$539
2014	$68
2015	$68

(5)           Investments

During the years ended December 31, 2010 and December 25, 2009, we held securities designated as held for sale in an irrevocable grantor trust (“Rabbi Trust”) that were designated to fund the benefit payments to participants in our defined benefit supplemental retirement plan.  A settlement of the retirement benefits related to this plan was triggered by the 2010 sale of Electrical.  As a result of this settlement, we funded approximately $6.2 million to the Rabbi Trust in the fourth quarter of 2010, which was subsequently used to settle the obligations of our defined benefit supplemental retirement plan.  As a result, at December 31, 2010 we no longer held any investments designated as available for sale.  As of December 25, 2009, we had approximately $7.4 million of securities designated as available for sale in our Rabbi Trust, which were included as a component of other long-term assets on our 2009 Consolidated Balance Sheet.  In the years ended December 31, 2010 and December 25, 2009, we recognized approximately $(0.1) million and $1.8 million, respectively, of unrealized holding (losses) gains as a component of accumulated other comprehensive income, which was a result of recognizing these securities at their fair values.  These values were determined through the use of Level 1 inputs.  Refer to Note 15, Financial instruments, for further details.

 (6)           Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  We paid approximately $3.5 million of interest on the convertible senior notes in 2010.  We incurred debt issuance costs of approximately $2.5 million in 2009, which have been deferred and are being amortized over the life of the notes.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)           Debt, continued

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

On December 2, 2009, we finalized an amendment to our credit agreement that permitted us to issue our senior convertible notes and restated certain other provisions of our previous credit agreement.  The amended and restated credit agreement provides for a $100.0 million senior revolving credit facility and provides for borrowing in U.S. dollars, euros and yen, with a multicurrency facility providing for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.  The credit agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the revolving credit facility may not exceed $100.0 million.  We had approximately $32.2 million of borrowings outstanding under our credit facility with approximately $66.4 million of borrowing capacity as of December 31, 2010.

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

The weighted-average interest rate on our credit facility borrowings during the year ended December 31, 2010, including the credit margin spread, was approximately 2.8%.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  Each covenant requires the calculation of a rolling four quarter EBITDA according to the definition prescribed by our credit agreement.  The leverage covenant requires our total debt outstanding, excluding our senior convertible notes, to not exceed 2.75 times EBITDA.  The fixed charges covenant requires that our EBITDA be equal to or greater than 1.5 times our total fixed charges, as defined by our credit agreement.

The credit agreement also has other customary and normal provisions.  For instance, we are limited to annual cash dividends of $5.0 million and there are covenants specifying capital expenditure limitations.  In addition, multiple subsidiaries, both domestic and international, have guaranteed the obligations under our credit agreement.  Also, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.  As of December 31, 2010, we were in compliance with all covenants of our credit agreement.

We had three standby letters of credit outstanding at December 31, 2010 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)           Debt, continued

During the year ended December 25, 2009, we incurred costs of approximately $5.1 million related to amendments to our credit facility which have been deferred and are being amortized over the remaining term of the credit agreement.  Also, we recorded a charge of approximately $6.3 million in 2009 to write-off previously capitalized fees and costs that related to our February 28, 2008 credit agreement and its related amendments.  Of the $6.3 million of charges, $4.7 million was allocated to discontinued operations on a pro-rata basis for the year ended December 25, 2009, based upon the debt retired or expected to be retired from the dispositions as compared to our total debt outstanding.  Similar fees of our continuing operations were classified as interest expense on our Consolidated Statement of Operations for the year ended December 25, 2009.  We did not incur any similar charges during the year ended December 31, 2010.

At December 31, 2010, we had no short-term debt or current installments of long-term debt.  Detail of our long-term debt was as follows (in thousands):

Bank Loans	2010
Variable-rate, (2.79%) unsecured debt in Denmark (denominated in US dollars) due 2013	$32,150

Convertible Senior Notes
Fixed-rate, (7.0%) unsecured convertible notes (denominated in US dollars) due 2014	50,000

Total long-term debt	$82,150

At December 25, 2009, we had no short-term debt or current installments of long-term debt.  Detail of our long-term debt was as follows (in thousands):

Bank Loans	2009
Variable-rate, (3.48%) unsecured debt in Denmark (denominated in US dollars) due 2013	$71,000
Variable-rate, (3.49%) unsecured debt in Denmark (denominated in US dollars) due 2013	10,000

Convertible Senior Notes
Fixed-rate, (7.0%) unsecured convertible notes (denominated in US dollars) due 2014	50,000

Total long-term debt	$131,000

Principal payments of long-term debt due within the next five years are as follows (in thousands):

Year Ending
2011	--
2012	--
2013	$32,150
2014	$50,000
2015	--
Thereafter	--
(7)           Income taxes

For the years ended, December 31, 2010, December 25, 2009 and December 26, 2008, our loss from continuing operations before income taxes was as follows (in thousands):

	2010	2009	2008
Domestic	$1,293	$(13,638)	$(69,459)
Non-U.S.	(26,339)	(57,342)	(57,082)
Total	$(25,046)	$(70,980)	$(126,541)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)           Income taxes, continued

For the years ended, December 31, 2010, December 25, 2009 and December 26, 2008, our income tax expense (benefit) was as follows (in thousands):

Current:	2010	2009	2008
Federal	$--	$267	$2,644
State and local	88	(432)	(292)
Non-U.S.	3,765	8,927	3,239
	3,853	8,762	5,591
Deferred:
Federal	(245)	(4,169)	(4,162)
State and local	(37)	(464)	(504)
Non-U.S.	(880)	(2,250)	(3,913)
	(1,162)	(6,883)	(8,579)
Net tax expense (benefit)	$2,691	$1,879	$(2,988)

Also, income tax expense (benefit) related to our discontinued operations was $0.8 million, $1.9 million and $(13.7) million for the years ended December 31, 2010,  December 25, 2009 and December 26, 2008, respectively.

A reconciliation of the U.S statutory federal income tax rate with our effective income tax rate was as follows:

	2010	2009	2008
U.S. statutory federal income tax rate	35%	35%	35%
Decrease (increase) resulting from:
State and local income taxes, net of federal tax effect	--	1	--
Non-deductible expenses and other	(3)	(2)	(1)
Non-U.S. income subject to U.S. income tax	(8)	(1)	(1)
Tax effect of intangible impairment	(35)	(29)	(25)
Lower foreign tax rates	--	(7)	(6)
Effective tax rate	(11%)	(3%)	2%

The effective tax rate for the year ended December 31, 2010 reflects the impact of the goodwill and intangible asset impairments recorded in 2010 and the effect of losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.  The majority of our goodwill and intangible impairments are non-deductible for income tax purposes.  Excluding severance, impairment and other associated costs, the effective tax rate would have been 4.75% for the year ended December 31, 2010.  At December 31, 2010 and December 25, 2009, we had approximately $17.7 million and $23.2 million of unrecognized income tax benefits, of which $7.5 million and $21.1 million were classified as other long-term liabilities, respectively.  If all our tax benefits were recognized as of December 31, 2010, approximately $17.7 million would impact the 2010 effective tax rate.  A reconciliation of the total gross unrecognized tax benefits for the years ended December 31, 2010 and December 25, 2009 were as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits at the beginning of the year	$23,237	$24,124	$23,576

Additions to tax positions related to current year	1,555	3,172	3,645
Additions to tax positions related to prior years	--	--	1,162
Reductions to tax positions related to prior years	(5,005)	(1,434)	(523)
Lapses in statutes of limitation	(2,101)	(2,625)	(3,736)

Unrecognized tax benefits at the end of the year	$17,686	$23,237	$24,124

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense.  As of December 31, 2010, we have approximately $1.1 million accrued for interest and/or penalties related to uncertain income tax positions.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)           Income taxes, continued

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2006 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.  With the exception of a potential audit settlement that could result in a cash payment of as much as $6.3 million, we do not expect our unrecognized tax benefits to change within the next twelve months.  However, such balances may change quarter-over-quarter during 2011.

Several of our foreign subsidiaries continue to operate under tax holidays or incentive arrangements as granted by certain foreign jurisdictions.  The nature and extent of such arrangements vary, and the benefits of such arrangements may phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements.  For example, the remaining tax holidays applicable to most of our PRC earnings expired in 2010.  In the years ended December 31, 2010, December 25, 2009 and December 26, 2008, taxes on foreign earnings were favorably impacted by tax holidays and other incentives in certain foreign jurisdictions by $0.7 million, $3.0 million and $8.2 million, respectively.

Deferred tax assets and liabilities from continuing operations included the following (in thousands):

Assets:	2010	2009
Inventories	$878	$1,499
Plant and equipment	6,397	9,216
Vacation pay and other compensation	640	391
Pension expense	1,017	2,734
Stock awards	--	251
Accrued liabilities	2,159	1,047
Net operating losses – federal, state and foreign	19,777	24,771
Tax credits	17,958	21,678
Other	2,914	341
Total deferred tax assets	51,740	61,928
Valuation allowance	(15,086)	(11,481)
Net deferred tax assets	$36,654	$50,447

Liabilities:
Foreign earnings not permanently invested	$11,460	$20,972
Unrecognized foreign exchange gains	198	1,297
Stock awards	217	--
Acquired intangibles	(274)	2,819
Other	(1,509)	--
Total deferred tax liabilities	10,092	25,088
Net deferred tax assets	$26,562	$25,359

Short-term deferred tax assets	$2,985	$5,538
Short-term deferred tax liabilities	(1,202)	(2,591)
Long-term deferred tax assets	33,669	34,700
Long-term deferred tax liabilities	(8,890)	(12,288)
Net deferred tax assets	$26,562	$25,359

Based on our history of taxable income, our projection of future earnings, our tax planning strategies and our ability to repatriate earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize our net deferred tax assets.  Unless utilized, our net operating losses will expire in fiscal years 2012 through 2027, our foreign tax credit carry forwards will start to expire in 2012 and our research and development credit carry forwards will start to expire in 2019.

With the exception of earnings in the amount of $8.5 million, we have not provided for U.S. federal and state income and foreign withholding taxes on approximately $475.0 million of our non-U.S. subsidiaries’ undistributed earnings, as calculated for income tax purposes, as of December 31, 2010, including pre-acquisition earnings of foreign entities acquired in stock purchases.  Unrecognized taxes on these undistributed earnings are estimated to be approximately $143.0 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)           Employee benefit plans

We maintain defined benefit pension plans for certain U.S. and non-U.S. employees.  Benefits are based on years of service and average final compensation.  For our U.S. plans, we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.  We do not provide any post-retirement benefits outside of the U.S., except as may be required by certain foreign jurisdictions.  Depending on the investment performance of our plan assets and other contributing factors, funding in a given year may not be required.

Our net pension cost related to our defined benefit plans was $1.1 million, $9.5 million and $1.2 million in the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively, which included the following components (in thousands):

	2010	2009	2008
Service cost	$296	$1,120	$1,269
Interest cost	1,860	2,327	2,515
Expected return on plan assets	(2,290)	(1,948)	(2,719)
Amortization of transition obligation	5	5	7
Amortization of prior service costs	17	120	232
Recognized actuarial losses (gains)	--	52	(154)
Curtailment gains	(1,031)	(949)	--
Special termination benefits	2,225	8,820	--
Net periodic pension cost	$1,082	$9,547	$1,150

Included in the $1.1 million of pension costs incurred during the year ended December 31, 2010 was approximately $2.2 million of special termination benefits related to the settlement of our defined benefit supplemental retirement plan that was triggered by the sale of Electrical.  These charges were allocated to our discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010. Also, included in the net pension costs for the year ended December 31, 2010 was a curtailment gain of approximately $1.0 million related to our domestic defined benefit retirement plan, which was caused by the freezing of benefits under such plan at December 31, 2010.  For the year ended December 25, 2009, we incurred approximately $8.8 million of special termination benefits and $1.0 million of curtailment gains related to settlements and curtailments in our supplemental defined benefit retirement plan which was triggered by the sale of Medtech and the pending sale of Electrical.  The impact to our continuing operations related to our defined benefit pension plans for 2010 and 2009 was approximately $1.1 million of pension income and $1.7 million of pension cost, respectively.

The financial status of our defined benefit plans at December 31, 2010 and December 25, 2009 was as follows (in thousands):

	2010	2009
Change in benefit obligation:

Projected benefit obligation at beginning of year	$45,201	$43,931
Service cost	296	1,120
Interest cost	1,860	2,327
Actuarial losses	2,048	605
Benefits paid	(2,265)	(1,898)
Plan amendments/settlements	(13,631)	(5,899)
Plan curtailments	(1,106)	(3,805)
Special termination benefits	2,225	8,820

Projected benefit obligation at end of year	$34,628	$45,201

Change in fair value of plan assets:

Fair value of plan assets at beginning of year	$29,749	$25,416

Actual return on plan assets	4,591	5,851
Employer contributions	14,015	6,279
Benefits paid	(2,265)	(1,898)
Plan settlements	(13,631)	(5,899)

Fair value of plan assets at end of year	$32,459	$29,749

Accumulated benefit obligation	$34,277	$43,720

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)           Employee benefit plans, continued

The unrecognized components of our net periodic pension costs have been included in accumulated other comprehensive income.  For the years ended December 31, 2010 and December 25, 2009, the accumulated other comprehensive income for our defined benefit plans included the following components (in thousands):

	2010	2009
Actuarial gains	$273	$171
Amortization of prior service costs	(7)	(79)
Amortization of transition obligations	(14)	(18)
Accumulated other comprehensive income	$252	$74

The pension cost expected to be amortized from accumulated other comprehensive income in 2011 related to our defined benefit pension plans is expected to be less than $0.1 million.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets as of December 31, 2010 and December 25, 2009 were as follows (in thousands):

	2010	2009
Benefit obligation	$34,190	$44,910
Accumulated benefit obligation	$34,017	$43,531
Plan assets	$31,979	$29,339

At December 25, 2009, we held approximately $7.4 million of securities in a Rabbi Trust that were designated for funding benefit payments to participants in our defined benefit supplemental retirement plan.  These Rabbi Trust assets were excluded from our plan assets.   As a result of the sale of Electrical, approximately $13.6 million of securities held in our Rabbi Trust were distributed during 2010 to settle the obligations of our defined benefit supplemental retirement plan.  Refer to Note 5, Investments, for further details regarding the Rabbi Trust.

We expect to contribute approximately $0.1 million to our defined benefit plans in 2011.  Additionally, we expect to make benefit payments in 2011 of approximately $1.9 million from our defined benefit plans.

One of our domestic defined benefit plans is currently under audit by the PBGC.  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to our defined benefit retirement plan.  However, a partial plan termination would only result in a cash payment to fund our plan assets and will not directly result in additional expense.  As of the date these financial statements were issued, we were continuing discussions with the PBGC on this matter.

The defined benefit plans’ weighted-average asset allocations at December 31, 2010 and December 25, 2009 were as follows:

Asset category:	2010	2009
Equity securities	69%	69%
Fixed income securities	30%	30%
Other	1%	1%
Total	100%	100%

Our asset allocation policy for our primary benefit plans is to retain a target investment of 65% to 75% in equity securities and 25% to 35 % in fixed income securities.  The goal of our asset investment policy is to achieve a return in excess of the rate of inflation with acceptable levels of volatility.  We utilize professionally managed funds to invest our assets in accordance with our investment policy.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)           Employee benefit plans, continued

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 are as follows (in millions):

	2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
U.S. Treasuries (2)	2.4	2.4	--	--
Corporate bonds (3)	7.1	7.1	--	--
Short-term debt securities (4)	1.0	1.0	--	--
Equity securities:
International small-cap value (5)	6.2	6.2	--	--
International mid-cap value (6)	12.5	12.5	--	--
International diversified value (7)	3.2	3.2	--	--

Fair value of plan assets	$32.5	$32.5	$--	$--

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 25, 2009 are as follows (in millions):

	2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
U.S. Treasuries (2)	2.2	2.2	--	--
Corporate bonds (3)	6.4	6.4	--	--
Short-term debt securities (4)	0.5	0.5	--	--
Equity securities:
International small-cap value (5)	5.9	5.9	--	--
International mid-cap value (6)	11.8	11.8	--	--
International diversified value (7)	2.9	2.9	--	--

Fair value of plan assets	$29.8	$29.8	$--	$--

(1)	See Note 15, Financial instruments, for a description of the three levels within the fair value hierarchy.
(2)	Debt securities that invest in treasury and other related instruments.
(3)	Debt securities that specialize in investment grade bonds of institutional investors and other treasury related securities.
(4)	Generally, money market securities that maintain cash for interim purchases.
(5)	Equity securities that focus on international public companies with low market capitalization.
(6)	Equity securities that focus on international public companies with a mid-rated market capitalization.
(7)	Equity securities that focus on international public companies, but diversify their market capitalization to limit investment.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)           Employee benefit plans, continued

Our discount rate assumption is determined based on high-quality fixed income investments that match the duration of our expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount our expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  To develop our expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns of each asset class, weighted by the target asset allocations.  Our rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

The assumptions used to develop our defined benefit plan data were as follows:

	2010	2009
Discount rate	5.40%	6.00%
Annual compensation increases	4.25%	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

Our measurement date is the last day of the calendar year.

The following table shows our expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2011	$1,868
2012	$1,924
2013	$1,982
2014	$2,016
2015	$2,080
Thereafter	$24,758

Some of our non-U.S. subsidiaries, have defined contribution pension plans, which provide benefits for substantially all of their employees.  The net pension expense pertaining to these plans included in our results of operations for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 were $2.6 million, $2.8 million and $2.9 million, respectively.

We maintain two defined contribution 401(k) plans that cover substantially all of our U.S. employees.  The total contribution expense under the 401(k) plans were approximately $0.3 million, $0.3 million and $1.1 million in 2010, 2009 and 2008, respectively. During 2009, we amended these plans and temporarily suspended employer matching contributions.  However, the matching contribution was fully reinstated at the beginning of our 2011 fiscal year.

(9)           Commitments and contingencies

We conduct a portion of our operations on leased premises, and also lease certain equipment under operating leases.  Total rental expense for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 were $6.9 million, $7.3 million and $8.9 million, respectively.  The aggregate minimum rental commitments under non-cancelable leases in effect at December 31, 2010 were as follows (in thousands):

Year Ending
2011	$6,202
2012	2,755
2013	1,213
2014	958
2015	691
Thereafter	2,184
$14,003

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(9)           Commitments and contingencies, continued

We had three standby letters of credit outstanding at December 31, 2010 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business.  We had no other material off-balance-sheet financing arrangements.

Our manufacturing operations are subject to a variety of local, state, federal and international environmental laws and regulations governing air emissions, wastewater discharges, the storage, use, handling, disposal and remediation of hazardous substances and, also, employee health and safety.  It is our policy to meet or exceed the environmental standards set by these laws.  Through planning and continual process improvements, we strive to protect and preserve the environment by preventing pollution and reducing the consumption of natural resources and materials.  However, in the normal course of business, environmental issues may arise.  We may incur increased costs associated with environmental compliance and cleanup projects necessitated by the identification of new environmental issues or new environmental laws and regulations.

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

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.  Discovery has been completed and summary judgment motions are now pending.  The parties have requested that the trial begin in our second fiscal quarter of 2011, but a trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff.  However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  During 2010, we incurred approximately $2.5 million of legal expenses related to this matter.

(10)           Equity

All of our retained earnings are free from legal or contractual restrictions as of December 31, 2010, with the exception of approximately $29.8 million of subsidiary retained earnings, primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China, and applies to 10% of our net earnings in China but limited to 50% of the total capital invested.  Refer to Note 6, Debt, for information regarding our convertible senior notes and Note 11, Stock-based compensation, for information regarding our stock-based compensation plans.

Until September 9, 2010, we had a Shareholder Rights Plan in place which expired and was not reinstated.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)           Equity, continued

A reconciliation of our accumulated balances for each component of other comprehensive income for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively, is as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding (Losses) Gains on Securities	Total
Balance at December 26, 2008	$(4,622)	$(20,259)	$(1,745)	$(26,626)

Current year changes	4,696	48,444	1,790	54,930

Balance at December 25, 2009	$74	$28,185	$45	$28,304

Current year changes	178	(4,449)	(40)	(4,311)

Balance at December 31, 2010	$252	$23,736	$5	$23,993

(11)           Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 (in thousands):

	2010	2009	2008
Restricted stock	$1,833	$1,446	$2,367
Stock options	13	--	150
Total stock-based compensation included in selling, general and administrative expenses	1,846	1,446	2,517
Income tax benefit	(646)	(506)	(881)
Total after-tax stock-based compensation expense	$1,200	$940	$1,636

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

A summary of our restricted stock activity for the years ended December 31, 2010 and December 25, 2009 is as follows (in thousands, except per share data):

	2010		2009
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock	330	$11.92	208	$24.59
Granted	238	$3.76	223	$6.11
Vested	(123)	$15.03	(75)	$24.13
Forfeited/cancelled	(25)	$5.80	(26)	$15.62
Ending nonvested restricted stock	420	$6.69	330	$11.92

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)           Stock-based compensation, continued

As of December 31, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

A summary of our stock option activity for the years ended December 31, 2010 and December 25, 2009, respectively, is as follows (in thousands, except per share data):

	2010			2009
	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	82	$17.53		125	$17.99
Granted	480	$4.97		--	--
Exercised	--	--		--	--
Forfeited/cancelled	(405)	$6.58		(43)	$18.90
Ending stock options outstanding	157	$7.41	--	82	$17.53	--
Ending stock options exercisable	38	$16.55	--	82	$17.53	--

The weighted-average fair value of all stock options issued during 2010 was calculated as $2.69 per share on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions of our stock options issued during 2010, based on the date of grant, are as follows:

2010
Dividend yield	2.0%
Volatility	76.6%
Risk-free interest rate	2.1%
Expected life (years)	4.8

The exercise prices of the options outstanding as of December 31, 2010 range from $3.72 share to $16.55 per share.  As of December 31, 2010, there was approximately $0.3 million of total unrecognized compensation costs related to our outstanding stock option grants.  There were no stock options exercised in the years ended December 31, 2010 and December 25, 2009, respectively.  Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current or prior year net cash provided by operating activities or the net cash used in financing activities as there were no stock options exercised during the year ended December 31, 2010 or December 25, 2009.  There have been no stock-based compensation costs capitalized into inventory or other assets during any period presented in the Consolidated Financial Statements.

(12)           Per share amounts

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the year, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding.  Common share equivalents would be computed based on the number of outstanding options to purchase common stock and unvested restricted shares, as calculated using the treasury stock method.  However, in years when we have a net loss, or the exercise price of stock options by grant are greater than the actual stock price as of the end of the year, those common share equivalents are anti-dilutive and we exclude them from our calculation of our per share amounts.  As we had a net loss for the years ended December 31, 2010, December 25, 2009 and December 26, 2008, we did not include any common stock equivalents in the calculation of diluted earnings per share.  There were approximately 157,000, 82,000 and 125,000 stock options outstanding as of December 31, 2010, December 25, 2009 and December 26, 2008, respectively.  Also, we had unvested restricted shares outstanding of approximately 420,000, 330,000 and 208,000 as of December 31, 2010, December 25, 2009 and December 26, 2008, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)         Per share amounts, continued

The dilutive effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to our net earnings for the period, and the total shares that would be converted if the notes were settled at the end of the period are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are anti-dilutive and are excluded from the calculation of diluted earnings per share.  For both the years ended December 31, 2010 and December 25, 2009, the effect of our convertible senior notes were anti-dilutive, so they were excluded from the calculation of diluted earnings per share.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock. This condition meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied.  We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method, and there were no significant differences in the per share amounts calculated under the two methods for the years ended December 31, 2010, December 25, 2009 and December 26, 2008.  Therefore, we have not provided the reconciliation of earnings per share under the two class method for any period presented.

For the years ended December 31, 2010, December 25, 2009 and December 26, 2008, our loss per share calculations were as follows (in thousands, except per share amounts):

	2010	2009	2008
Net loss from continuing operations	$(27,737)	$(72,859)	$(123,553)
Net loss from discontinued operations	(9,679)	(119,978)	(151,467)
Less: Net earnings attributable to non-controlling interest	987	375	738
Net loss attributable to Pulse Electronics Corporation	$(38,403)	$(193,212)	$(275,758)

Basic loss per share:
Shares	40,990	40,853	40,744
Continuing operations	$(0.70)	$(1.79)	$(3.05)
Discontinued operations	(0.24)	(2.94)	(3.72)
Per share amount	$(0.94)	$(4.73)	$(6.77)

Diluted loss earnings per share:
Shares	40,990	40,853	40,744
Continuing operations	$(0.70)	$(1.79)	$(3.05)
Discontinued operations	(0.24)	(2.94)	(3.72)
Per share amount	$(0.94)	$(4.73)	$(6.77)

(13)           Research, development and engineering expenses

Our research, development and engineering expenses (“RD&E”), which are included in selling, general and administrative expenses, were approximately $29.7 million, $28.2 million and $42.6 million in 2010, 2009 and 2008, respectively.  RD&E includes the costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, the adaptation of existing technology to specific situations and customer requirements and, also, legal fees associated with certain technology matters, if material.  The research and development components of our RD&E, which generally include those costs associated with new technology, new products or significant changes to current products or processes, were approximately $26.3 million $27.7 million and $42.3 million in 2010, 2009 and 2008, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)         Severance, impairment and other associated costs

We continue to simplify our operations and relocate certain operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus our resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to the impairment of long-lived intangible assets, represent severance and benefits for terminated employees, including both those related to our manufacturing and those that provide selling, general and administrative services.  Also, the eliminated costs include depreciation savings from disposed equipment and rental payments from the termination of lease agreements.  During the year ended December 31, 2010, we implemented restructuring initiatives in order to reduce our cost structure and capacity in certain locations.

Year Ended December 31, 2010

During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million for an indefinite-lived tradename during 2010.  Refer to Note 4, Goodwill and other intangible assets, for further details.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance and related payments of $1.9 million and fixed asset impairments of $0.8 million. The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Of the $1.9 million severance charge incurred during the year ended December 31, 2010, approximately $0.5 million related to a restructuring program at our North American operations, which was both initiated and completed in the first quarter of 2010. Partially offsetting these accruals was a $0.2 million adjustment related to the transfer of production operations from our facilities in Europe and North Africa to China which began in 2007.  This adjustment reflected the final severance agreements associated with this restructuring program.  Also, we initiated a restructuring program to reduce the capacity in several of our Chinese manufacturing plants, which began in the fourth quarter of 2010 and will be completed in 2011.  Related to this program we incurred approximately $1.0 million for severance and other associated costs of approximately 530 employees in our direct workforce.  A restructuring program was also initiated at our location in Finland to better match the administration and engineering costs of our Wireless segment to current demand, which was completed during the fourth quarter of 2010.  Related to this program we incurred approximately $0.6 million for severance and other associates costs for approximately 40 employees.

Year Ended December 25, 2009

During the year ended December 25, 2009, we determined that approximately $71.0 million of our wireless reporting unit’s goodwill was impaired.  Additionally, we incurred a charge of $11.9 million for a number of cost reduction actions.  These charges include severance and related payments of $3.0 million and fixed asset impairments of $8.9 million.  The impaired assets include production lines associated with products that have no expected future demand and two properties which were disposed.

Of the $3.0 million severance charges incurred during the year ended December 25, 2009, approximately $1.0 million related to the transfer of production operations from our facilities in Europe and North Africa to China.  This program began in 2007.  The $1.0 million consists of a $1.6 million charge to adjust the liability to reflect the final negotiated benefits for approximately 45 employees that was reduced by a $0.6 million adjustment in the accrual to reflect final benefit projections for certain other employees.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)         Severance, impairment and other associated costs, continued

Year Ended December 26, 2008

During the year ended December 26, 2008, we determined that $310.4 million of goodwill and other intangibles were impaired, including $170.3 million of goodwill and identifiable intangibles of a discontinued operation.  Additionally, we incurred a charge of $9.6 million for a number of cost reduction actions.  These charges include severance and related payments and other associated costs of $5.5 million resulting from the termination of manufacturing and support personnel at our operations primarily in Asia, Europe and North America and $4.1 million of other costs primarily resulting from the transfer of manufacturing operations from Europe and North Africa to Asia.  Additionally, we recorded fixed asset impairments of $3.6 million.

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

The change in our accrual related to severance and other associated costs in 2010, 2009 and 2008 is summarized as follows (in millions):

Balance accrued at December 28, 2007	$10.8

Net expense during the year ended December 26, 2008	9.6
Acquisition accruals	0.8
Severance payments	(8.5)
Other associated costs	(4.3)
Currency translation adjustments	(0.6)

Balance accrued at December 26, 2008	7.8

Net expense during the year ended December 25, 2009	3.0
Severance payments	(7.3)
Other associated costs	(0.5)
Currency translation adjustments	(1.6)

Balance accrued at December 25, 2009	1.4

Net expense during the year ended December 31, 2010	1.9
Severance payments	(2.1)
Other associated costs	(0.5)
Currency translation adjustments	(0.1)

Balance accrued at December 31, 2010	$0.6

(15)           Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risks.  While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged.  During the years ended December 31, 2010 and December 25, 2009, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations in our operations in China.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 25, 2009, we had seven foreign exchange forward contracts outstanding to sell forward approximately 7.0 million euro, or approximately $10.1 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)         Financial instruments, continued

The following table presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in millions):

Consolidated Balance Sheets
(Liability derivative)

Derivatives	Classification	December 31, 2010	December 25, 2009
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$(0.5)	$(0.2)
Total		$(0.5)	$(0.2)

The following table presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in millions):

Consolidated Statement of Operations
(Unrealized/realized gains/(losses))

		Year Ended
		December 31,	December 25,
Derivatives	Classification	2010	2009
Foreign exchange forward contracts	Other income (expense), net	$0.6	$(0.4)
Total		$0.6	$(0.4)

We categorize our financial assets and liabilities on our Consolidated Balance Sheet into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 31, 2010 (in millions):

	2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Other (1)	$(0.5)	$--	$(0.5)	$--
Total	$(0.5)	$--	$(0.5)	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)         Financial instruments, continued

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

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of December 31, 2010, the estimated fair value of the outstanding borrowings under our revolving credit facility was approximately $33.2 million and the estimated fair value of our convertible senior notes was approximately $54.5 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

During the year ended December 31, 2010, we did not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventory, and our financial liabilities, including accounts payable and accrued expenses, are exposed to interest rate, credit risk and foreign currency risk.  We have policies relating to these financial instruments and their associated risks, and monitor compliance with those policies.

(16)           Supplementary information

The following amounts were charged directly to our costs and expenses in the years ended December 31, 2010, December 25, 2009 and December 26, 2008 (in thousands):

	2010	2009	2008
Depreciation	$15,073	$14,891	$21,645
Amortization of intangible assets	$2,337	$3,563	$5,570
Advertising	$159	$136	$325
Repairs and maintenance	$11,263	$8,879	$12,397
Bad debt expense	$128	$330	$335

Cash payments made:
Income taxes	$9,544	$7,256	$7,735
Interest	$5,371	$1,989	$3,588

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(17)         Quarterly financial data (Unaudited)

Quarterly results (unaudited) for the years ended December 31, 2010 and December 25, 2009 are summarized as follows (in thousands, except per share data):

	Quarter Ended
2010:	Mar. 26 (1)	June 25 (2)	Oct. 1	Dec. 31
Net sales	$92,860	$116,473	$121,963	$101,184
Gross profit	19,592	30,868	33,068	25,087

Net (loss) earnings from continuing operations	$(35,544)	$(2,482)	$8,136	$2,153
Net (loss) earnings from discontinued operations	(18,076)	2,908	6,188	(699)
Net earnings attributable to non-controlling interest	(307)	(290)	(117)	(273)
Net (loss) earnings attributable to Pulse Electronics Corporation	$(53,927)	$136	$14,207	$1,181

Basic (loss) earnings per share	$(1.32)	$0.00	$0.35	$0.03
Diluted (loss) earnings per share	$(1.32)	$0.00	$0.30	$0.03

(1)
During the first quarter of 2010, we recorded impairments of $14.6 million to our goodwill and $11.5 million to our finite-lived intangible assets.  Refer to Note 4, Goodwill and other intangible assets, for a description of the impairment.

(2)	During the second quarter of 2010, we recorded a $3.6 million intangible asset impairment charge. Refer to Note 4, Goodwill and other intangible assets, for a description of the impairment.

	Quarter Ended
2009:	Mar. 27 (3)	June 26 (3)	Sept. 25	Dec. 25
Net sales	$99,973	$92,071	$101,381	$105,378
Gross profit	22,469	23,424	27,227	27,648

Net (loss) earnings from continuing operations	$(73,495)	$(4,893)	$2,274	$3,255
Net loss from discontinued operations	(1,065)	(103,100)	(13,358)	(2,455)
Net loss (earnings) attributable to non-controlling interest	12	(111)	(352)	76
Net (loss) earnings attributable to Pulse Electronics Corporation	$(74,548)	$(108,104)	$(11,436)	$876

Basic (loss) earnings per share	$(1.83)	$(2.65)	$(0.28)	$0.02
Diluted (loss) earnings per share	$(1.83)	$(2.65)	$(0.28)	$0.02

(3)	During the first quarter of 2009, we recorded a $68.9 million goodwill impairment. During the second quarter of 2009, we finalized the impairment analysis with an additional $2.1 million charge.

(18)         Segment and geographical information

Our basis for disclosing segment financial information changed during the year ended December 25, 2009 with the classification of our former Electrical segment as a held-for-sale discontinued operation.  Through September 2, 2010, the date we divested Electrical, our Chief Operating Decision Maker (“CODM”) regularly reviewed the results of Electrical and Electronics in order to allocate resources and assess our performance.  However, the required segment disclosures were not required for Electrical after it was classified as a discontinued operation, which resulted in our company having only one reportable segment, Electronics, for a brief period of time.

The finalization of our reportable segments was delayed due to the transformational activities we undertook during the 2010 fiscal year, including the divestiture of Electrical, the renaming and integration of Technitrol, Inc. and Electronics into Pulse Electronics Corporation in November, 2010 and several personnel changes in the position of our Chief Executive Officer.  However, as of December 31, 2010, our CODM reviewed our business based on three reportable segments:  Network, Power and Wireless.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)         Segment and geographical information, continued

Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils, military and aerospace products and other power magnetic products.  Wireless manufactures products that capture or transmit wireless communication signals, such as antennas, antenna modules and antenna mounting components.

Selling, general and administrative expenses related to the world-wide operation of our Company, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based a ratio of its respective budgeted net sales to consolidated budgeted net sales.

Our CODM allocates resources and assesses the performance of each segment based on a review of segment net sales and operating profit excluding severance, impairment or other associated charges.  We do not allocate severance, impairment and other associated charges, interest income, interest expense, other income, other expense or income taxes to each segment.  The CODM does not review a measure of segment assets.  Also, many of our long-term assets, including manufacturing facilities and equipment, are shared between our segments, therefore expenditures and expenses related to long-term assets cannot be determined.

During the year ended December 31, 2010, we made significant changes to our internal reporting practices which prevents us from determining 2009 and 2008 operating profit excluding severance, impairment and other associated costs by segment on the same basis as 2010 was determined.  Similarly, due to the changes in our internal reporting practices, we cannot prepare 2010 information on the same basis as 2009 or 2008.

Net sales per segment for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 and operating profit excluding severance, impairment and other associated costs per operating segment for the year ended December 31, 2010 was as follows (in thousands):

Net sales:	2010	2009	2008
Network	$219,229	$152,727	$215,997
Power	127,021	95,074	146,990
Wireless	86,230	151,002	263,283
Total net sales	$432,480	$398,803	$626,270

Loss from continuing operations before income taxes
Network	$24,437
Power	6,466
Wireless	(13,941)
Operating profit excluding severance, impairment and other associated costs	16,962
Severance, impairment and other associated costs	(32,799)
Operating loss	(15,837)

Interest expense, net	(4,853)
Other expense, net	(4,356)

Loss from continuing operations before income taxes	$(25,046)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)          Segment and geographical information, continued

We are a global company that services customers throughout the world.  Each of our segments sells products to multinational original equipment manufacturers, original design manufacturers, contract equipment manufacturers and distributors. We attribute customer sales to the country addressed on the sales invoice, as the product is usually shipped to the same country.  The following table summarizes our net customer sales in the geographic areas or regions where our sales are significant for the years ended December 31, 2010, December 25, 2009 and December 26, 2008 (in thousands):

	2010	2009	2008
Sales to customers in:
China	$190,598	$167,772	$234,276
United States	68,396	40,268	54,760
Asia, other than China	68,264	77,464	118,844
Europe, other than Germany	61,227	60,567	107,785
Germany	29,097	32,295	72,230
Other	14,898	20,437	38,375
Total	$432,480	$398,803	$626,270

We classify property, plant and equipment as depreciable capital assets that have extended useful lives.  The following table summarizes our net property, plant and equipment in the geographic areas or regions where our assets are significant (in thousands):

	2010	2009
Net property, plant and equipment located in:
China	$22,992	$30,918
United States	4,408	4,572
North Africa	2,379	2,562
Germany	565	1,036
Europe, other than Germany and Denmark	246	721
Other	91	114
Denmark	--	481
Total	$30,681	$40,404

(19)	Subsequent events

On January 5, 2011 we announced that our Board of Directors named Ralph E. Faison as our next President and Chief Executive Officer.  Mr. Faison replaces Drew A. Moyer, who served as our interim Chief Executive Officer since August 1, 2010.   Mr. Moyer will remain with the Company as our Chief Financial Officer, a role he has held since 2004.

On February 10, 2011, we announced that our corporate headquarters, currently located in Trevose, Pennsylvania, will be consolidated into our U.S. operational headquarters in San Diego, California.  We are now a pure-play electronic components provider, which has made a corporate structure with a stand-alone corporate headquarters and senior managers at two locations no longer efficient.  This consolidation will occur in 2011 in connection with our actions to simplify and streamline our Company’s organizational structure.

On March 1, 2011 we announced that we received an unsolicited proposal from Bel Fuse Inc. to acquire all of the outstanding shares of Pulse Electronics Corporation for $6.00 per share. Our Board of Directors will review the proposal consistent with its fiduciary duties, in consultation with our financial and legal advisors.

We have evaluated from December 31, 2010, the date of our Consolidated Financial Statements, to the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure. The events included above are the only material occurrences.

Pulse Electronics Corporation and Subsidiaries

Financial Statement Schedule II

Valuation and Qualifying Accounts

In thousands

		Additions (Deductions)
Description	Opening Balance	Discontinued Operations	Charged to Costs and Expenses	Write-offs and Payments	Ending Balance

Year ended December 31 2010:
Allowances for doubtful accounts	$1,377	$--	$128	$(564)	$941

Year ended December 25, 2009:
Allowances for doubtful accounts	$2,456	$(776)	$330	$(633)	$1,377

Year ended December 26, 2008:
Allowances for doubtful accounts	$2,385	$--	$1,106	$(1,035)	$2,456

Exhibit Index

2.1	Share Purchase Agreement dated June 2, 2009 between Pulse Denmark ApS and Xilco A/S (incorporated by reference to Exhibit 2.1 to our Form 8-K dated June 2, 2009).

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

4.6	Indenture between Technitrol, Inc. and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.2	Restricted Stock Plan II, amended and restated as of November 8, 2010.

10.3	2001 Stock Option Plan, amended and restated as of November 8, 2010.

10.3(1)	Form of Stock Option Agreement.

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.10(1)	Letter Agreement between Technitrol, Inc. and James M. Papada, III dated April 25, 2007 (incorporated by reference to Exhibit 10.10(1) to our Form 8-K dated May 1, 2007).

10.10(2)	Modification to Letter Agreement agreed to on February 15, 2008 (incorporated by reference to Exhibit 10.10(2) to our Form 8-K dated February 22, 2008).

10.11	Form of Indemnity Agreement.

10.12	Technitrol, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

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

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.15	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2005).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to our Form 8-K dated January 4, 2011).

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

10.24	Employment Agreement between Technitrol, Inc. and Daniel M. Moloney dated March 22, 2010 (incorporated by reference to Exhibit 10.24 to our Form 8-K dated March 22, 2010).

10.26	Letter Agreement between Pulse Electronics Corporation and Michael J. McGrath dated December 8, 2010 (incorporated by reference to Exhibit 10.26 to our Form 8-K dated December 8, 2010).

10.27	Letter Agreement between Pulse Electronics Corporation and Drew A. Moyer dated December 8, 2010 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated December 8, 2010).

10.27(1)	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 31, 2010 (incorporated by reference to Exhibit 10.27(1) to our Form 8-K dated July 30, 2010).

10.28	Employment Agreement between Pulse Electronics Corporation and Ralph Faison dated January 4, 2011 (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 4, 2011).

10.29	Letter Agreement among Technitrol, Inc., Pulse Engineering, Inc. and Alan H. Benjamin dated July 22, 2009 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated August 7, 2009).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-Q for the three months ended March 30, 2007).

Exhibit Index, continued

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity and (v) the Notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE ELECTRONICS CORPORATION

By	/s/Ralph E. Faison
Ralph E. Faison
President and Chief Executive Officer

Date	March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/John E. Burrows, Jr.	By	/s/Ralph E. Faison
	John E. Burrows, Jr.		Ralph E. Faison
	Director		President and Chief Executive Officer
(Principal Executive Officer)
Date	March 2, 2011
		Date	March 2, 2011
By	/s/Daniel M. Moloney
	Daniel M. Moloney	By	/s/Drew A. Moyer
	Director		Drew A. Moyer
Senior Vice President
Date	March 2, 2011		and Chief Financial Officer
(Principal Financial Officer)
By	/s/Edward M. Mazze
	Edward M. Mazze	Date	March 2, 2011
Director
		By	/s/Michael P. Ginnetti
Date	March 2, 2011		Michael P. Ginnetti
Corporate Controller
By	/s/C. Mark Melliar-Smith		and Chief Accounting Officer
	C. Mark Melliar-Smith		(Principal Accounting Officer)
Director
		Date	March 2, 2011
Date	March 2, 2011

By	/s/Howard C. Deck
Howard C. Deck
Director

Date	March 2, 2011