Form 10-Q
period 2011-04-01
PULSE ELECTRONICS CORP
filed 2011-05-10
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒           The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three months ended April 1, 2011, or

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 10, 2011:  41,599,697

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements
Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

In thousands

	April 1,	December 31,
Assets	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$29,201	$35,905
Accounts receivable, net	54,944	65,532
Inventory	35,448	35,741
Prepaid expenses and other current assets	13,831	14,804
Total current assets	133,424	151,982

Long-term assets:
Property, plant and equipment	112,332	113,137
Less accumulated depreciation	82,303	82,456
Net property, plant and equipment	30,029	30,681
Deferred income taxes	36,350	33,669
Intangibles assets, net	5,289	5,657
Other assets	2,322	2,610
	$207,414	$224,599

Liabilities and Equity
Current liabilities:
Accounts payable	$39,392	$46,102
Accrued expenses and other current liabilities	52,147	54,602
Total current liabilities	91,539	100,704

Long-term liabilities:
Long-term debt	32,150	32,150
Convertible senior notes	50,000	50,000
Deferred income taxes	8,890	8,890
Other long-term liabilities	9,917	10,081

Equity:
Pulse Electronics Corporation shareholders’ equity:
Common stock and additional paid-in capital	218,949	219,393
Retained loss	(237,085)	(232,660)
Accumulated other comprehensive earnings	24,736	23,993
Total Pulse Electronics Corporation shareholders’ equity	6,600	10,726
Non-controlling interest	8,318	12,048
Total equity	14,918	22,774
	$207,414	$224,599

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
In thousands, except per share data

	Three Months Ended
	April 1,	March 26,
	2011	2010

Net sales	$88,039	$92,860
Cost of sales	69,615	73,268
Gross profit	18,424	19,592

Selling, general and administrative expenses	21,541	22,698
Severance, impairment and other associated costs	6,756	27,327
Cost related to unsolicited takeover attempt	430	--
Operating loss	(10,303)	(30,433)

Other income (expense):
Interest expense, net	(1,293)	(1,349)
Other income (expense), net	1,542	(5,904)
Total other income (expense)	249	(7,253)

Loss from continuing operations before income taxes	(10,054)	(37,686)

Income tax benefit	5,065	2,142

Net loss from continuing operations	(4,989)	(35,544)

Net earnings (loss) from discontinued operations	612	(18,076)

Net loss	(4,377)	(53,620)

Less: Net earnings attributable to non-controlling interest	48	307

Net loss attributable to Pulse Electronics Corporation	$(4,425)	$(53,927)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(5,037)	$(35,851)
Net earnings (loss) from discontinued operations	612	(18,076)
Net loss attributable to Pulse Electronics Corporation	$(4,425)	$(53,927)

Per share data:
Basic loss per share:
Net loss from continuing operations	$(0.12)	$(0.88)
Net earnings (loss) from discontinued operations	0.01	(0.44)
Net loss attributable to Pulse Electronics Corporation	$(0.11)	$(1.32)

Diluted loss per share:
Net loss from continuing operations	$(0.12)	$(0.88)
Net earnings (loss) from discontinued operations	0.01	(0.44)
Net loss attributable to Pulse Electronics Corporation	$(0.11)	$(1.32)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Three Months Ended
	April 1,	March 26,
	2011	2010
Cash flows from operating activities - continuing operations:
Net loss	$(4,377)	$(53,620)
(Earnings) loss from discontinued operations	(612)	18,076
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,597	5,313
Goodwill and intangible asset impairment, net of income taxes	--	24,401
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	10,910	7,519
Inventory	501	174
Prepaid expenses and other current assets	117	581
Accounts payable and accrued expenses	(16,089)	1,412
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	4,520	385
Other, net	153	353

Net cash (used in) provided by operating activities	(2,280)	4,594

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	1,079	1,245
Capital expenditures	(1,924)	(365)
Proceeds from sale of property, plant and equipment	40	--
Foreign currency impact on intercompany lending	880	(5,732)

Net cash provided by (used in) investing activities	75	(4,852)

Cash flows from financing activities – continuing operations:
Credit facility borrowings	10,000	--
Principal payments on credit facility	(10,000)	(4,350)
Purchases of shares in non-controlling interest	(3,432)	--
Dividends paid	(1,037)	(1,031)

Net cash used in financing activities	(4,469)	(5,381)

Net effect of exchange rate changes on cash from continuing operations:	(30)	(84)

Cash flows of discontinued operations:
Net cash used in operating activities	--	(4,318)
Net cash used in investing activities	--	(412)
Net effect of exchange rate changes on cash	--	(276)
Net decrease in cash and cash equivalents from discontinued operations	--	(5,006)

Net decrease in cash and cash equivalents	(6,704)	(10,729)
Cash and cash equivalents at beginning of period	35,905	39,707
Cash and cash equivalents at end of period	$29,201	$28,978

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Changes in Equity

Three Months Ended April 1, 2011

(Unaudited)
In thousands, except per share data

	Common stock and paid-in capital		Retained	Accumulated other comprehensive	Non- controlling	Total	Comprehensive
	Shares	Amount	loss	income	interest	equity	loss
Balance at December 31, 2010	41,490	$219,393	$(232,660)	$23,993	$12,048	$22,774
Stock options, awards and related compensation	110	250	--	--	--	250
Dividends declared ($0.025 per share)	--	(1,040)	--	--	--	(1,040)
Purchases of shares in non-controlling interest	--	346	--	--	(3,778)	(3,432)
Net loss	--	--	(4,425)	--	48	(4,377)	$(4,377)
Currency translation adjustments	--	--	--	743	--	743	743
Comprehensive loss							$(3,634)
Balance at April 1, 2011	41,600	$218,949	$(237,085)	$24,736	$8,318	$14,918

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

Pulse Electronics Corporation is a global producer of precision-engineered electronic components and modules.  We sometimes refer to Pulse Electronics Corporation as “Pulse Electronics”, “Pulse”, “the Company”, “we” or “our.”  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  Our ticker symbol on the New York Stock Exchange is “PULS.”

We operate our business in three segments:

•	our Network product group which we refer to as Network,
•	our Power product group which we refer to as Power, and
•	our Wireless product group which we refer to as Wireless.

Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils and military and aerospace products.  Wireless manufactures products related to the capture or transmission of wireless communication signals, such as antennas, antenna modules and antenna mounting components.

We also have discontinued operations that include our former electrical contact products business (“Electrical”), medtech components business (“Medtech”) and microelectromechanical systems (“MEMS”) microphone business.  The results from these discontinued operations are presented in a single line on our Consolidated Statements of Operations for all periods presented and there are no remaining assets or liabilities related to our discontinued operations on our Consolidated Balance Sheets.

Our Consolidated Financial Statements include the accounts of Pulse Electronics and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of our accounting policies refer to Note 1, Summary of significant accounting policies, of the Notes to Consolidated Financial Statements included in Pulse Electronics' Form 10-K filed for the year ended December 31, 2010.

The results for the three months ended April 1, 2011 and March 26, 2010 have been prepared by our management without audit. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs and costs related to unsolicited takeover attempt, all such adjustments are of a normal recurring nature.  Our operating results for the three months ended April 1, 2011 are not necessarily indicative of annual results.

Recently adopted accounting pronouncements

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

New accounting pronouncements

In December 2010, FASB amended its authoritative guidance related to business combinations that are material on an individual or aggregate basis.  These amendments clarify existing guidance for comparative financial statements that include a business combination.  Specifically, revenue and earnings of the combined business are required to be disclosed as though the combination had occurred as of the beginning of the comparable prior annual reporting period.  Also, the amendment expands supplemental pro forma disclosures to include a description of the nature and amount of nonrecurring pro forma adjustments, to revenue and earnings, which are directly attributable to the business combination.  This guidance is prospective for business combinations with an acquisition date on or after the first day of our fiscal 2012.  We are currently evaluating the effect that this guidance may have on our Consolidated Financial Statements.

(2)           Divestitures

Electrical:  On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $53.3 million in cash, including normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements. Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were primarily used to repay our outstanding debt.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.  Electrical’s net sales and earnings (loss) before income taxes for the three months ended April 1, 2011 and March 26, 2010, respectively, were as follows (in thousands):

	April 1, 2011	March 26, 2010
Net sales	$--	$70,849
Earnings (loss) before income taxes	875	(18,475)

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”). Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing components for the hearing aid, high-end audio headset and medical device markets.  We had no activity related to Medtech in the three months ended April 1, 2011. We reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for the three months ended March 26, 2010.  Medtech’s loss before income taxes for the three months ended March 26, 2010 was approximately $0.2 million on no net sales. We have no material continuing involvement with Medtech.

MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam.  We had no activity related to MEMS in the three months ended April 1, 2011.  We reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for the three months ended March 26, 2010. MEMS’ net sales and loss before income taxes for the three months ended March 26, 2010 were less than $0.1 million and approximately $0.2 million, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(3)           Financial statement details

The following are details of certain financial statement captions at April 1, 2011 and December 31, 2010:

	April 1,	December 31,
	2011	2010
Inventory:
Finished goods	$17,440	$16,351
Work in process	6,858	6,896
Raw materials and supplies	11,150	12,494
	$35,448	$35,741

Accrued expenses and other current liabilities:
Income taxes payable	$11,177	$14,828
Accrued compensation	11,822	13,054
Other accrued liabilities	29,148	26,720
	$52,147	$54,602

During the first quarter of 2011, a majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange and purchased approximately $3.5 million of its own common stock using its cash on hand.  These purchases were accounted for as equity transactions, and the difference between the book value and fair value of the stock acquired of approximately $0.3 million was credited to our additional paid-in capital.

(4)           Intangible assets

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

Prior to 2011, we had goodwill on our Consolidated Balance Sheets subject to an annual impairment review.  The annual review of our indefinite-lived intangible assets was performed in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment existed, to determine if the carrying amount of these intangible assets were impaired.  The impairment review process compares the fair value of each reporting unit, where goodwill resided, with its carrying value.  If the net book value of the reporting unit exceeded its fair value, we would perform the second step of the impairment test that required an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge was recognized only when the implied fair value of a reporting unit’s goodwill was less than its carrying amount.  Our impairment review incorporated both an income and comparable-companies market approach to estimate potential impairment.  The use of multiple valuation techniques resulted in a more accurate indicator of the fair value of each reporting unit, rather than the use of only an income approach.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)           Intangible assets, continued

The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We developed the future net cash flows during our annual budget process, which was completed in the fourth fiscal quarter of each year.  However, estimates of future cash flows were updated in conjunction with any goodwill recoverability analysis that was performed independent of our annual review.  The growth rates we used were an estimate of the future growth in the industries in which we participate and were adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption was based on an estimated cost of capital, which we determined annually based on market participant estimated costs of debt and equity relative to our capital structure. The comparable-companies market approach considered the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation were included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

The following is a summary of our intangible assets at April 1, 2011 and December 31, 2010 (in thousands):

	April 1,	December 31,
	2011	2010
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Other	960	960
Total	6,260	6,260

Accumulated amortization:
Customer relationships	(2,015)	(1,897)
Technology	(1,418)	(1,178)
Other	(138)	(128)
Total	(3,571)	(3,203)

Net intangible assets subject to amortization	2,689	3,057

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Other intangibles, net	$5,289	$5,657

Amortization expense was approximately $0.4 million and $0.9 million for the three months ended April 1, 2011 and March 26, 2010, respectively.  The decrease in the amortization expense from the three months ended March 26, 2010 to the three months ended April 1, 2011 was primarily the result of lower amortizing intangibles due to impairment charges recorded during 2010.

The weighted average life of our finite intangible assets is approximately 1.9 years as of April 1, 2011.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2012	$539
2013	$539
2014	$68
2015	$68
2016	$68

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Income taxes

At April 1, 2011, we had approximately $15.7 million of unrecognized tax benefits, $7.3 million of which are classified as other long-term liabilities and are not expected to be realized within the next twelve months.  All of these tax benefits would affect our effective tax rate, if recognized.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of April 1, 2011, we have $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.  The amount accrued for interest and/or penalties decreased approximately $0.9 million from the year ended December 31, 2010 as a result of the release of a non-U.S. tax reserve during the three months ended April 1, 2011.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2006 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from 2 to 10 years.

The effective tax rate for the three months ended April 1, 2011 was a benefit of 50.4% compared to a benefit of 5.7% for the three months ended March 26, 2010.  The increase in the effective tax benefit was due to the absence of the goodwill impairment charges that reduced the 2010 tax benefit and, also, the release of a non-U.S. tax reserve in 2011. These increases to the tax benefit were partially offset by restructuring charges incurred in lower tax jurisdictions during the three months ended April 1, 2011.

During 2011, we expect to settle an audit related to one of our foreign subsidiaries’ income tax filings. This potential audit settlement has been fully accrued for as of April 1, 2011. However, the settlement could result in a cash payment of as much as $6.3 million.

(6)           Defined benefit plans

We maintain defined benefit pension plans for certain U.S. and non-U.S. employees.  However, the benefits under our domestic defined benefit plan were frozen as of December 31, 2010.  Accrued benefits were based on years of service and average final compensation.  We do not provide any post-retirement benefits outside of the U.S., except as may be required by certain foreign jurisdictions.  Depending on the investment performance of our plan assets and other contributing factors, funding in a given year may not be required.

Our net periodic benefit income (expense) was approximately $0.1 million of income and less than $0.1 million of expense for the three months ended April 1, 2011 and March 26, 2010, respectively. Our net periodic income (expense) is expected to be approximately $0.7 million of income for the 2011 fiscal year.  In the three months ended April 1, 2011, we contributed less than $0.1 million to our defined benefit plans.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  However, a partial plan termination would only result in a cash payment to fund our plan and will not directly result in additional expenses.  As of the date these financial statements were issued, we were continuing discussions with the PBGC on this matter.

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

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.  Discovery has been completed and summary judgment motions are now pending.  A trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff.  However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  During the three months ended April 1, 2011 and March 26, 2010, we incurred approximately $0.6 million and $0.7 million of legal expenses, respectively, related to this matter.

On March 1, 2011, we announced that we received an unsolicited proposal from Bel Fuse Inc. (“Bel Fuse”) to acquire all of our outstanding shares for $6.00 per share.  The non-binding and uncertain proposal consisted of an unspecified combination of cash and Bel Fuse’s non-voting common stock. Our board of directors, exercising its fiduciary obligations and in consultation with our financial and legal advisors, unanimously determined that Bel Fuse’s proposal significantly undervalues our business and is not in the best interests of our company, our shareholders, and other constituents.

Bel Fuse has also nominated two directors for election to our board at our annual meeting of shareholders which will take place on May 18, 2011.  If elected, these new directors would represent a minority of the board.  We may incur additional professional fees in 2011, including approximately $1.0 million of fees to our financial advisors, which is contingent upon Bel Fuse’s success in electing one or more of their nominated directors to our board of directors.

During the three months ended April 1, 2011, we incurred $0.4 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors.  We expect to incur additional fees and other similar costs for the foreseeable future until this matter is resolved.

(8)           Debt

We have $50.0 million in convertible senior notes which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  We expect to pay approximately $3.5 million of interest on the convertible senior notes in 2011. These convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and commitments of our subsidiaries.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

Holders of our convertible notes may convert their shares to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate.  The initial conversion rate for the notes is approximately 156.64 shares of common stock per $1,000 in principal amount of notes.  The initial conversion price is approximately $6.38 per share of common stock.  The conversion rate is subject to change upon the occurrence of specified normal and customary events as defined by the indenture, such as stock splits or stock dividends, but will not be adjusted for accrued interest.  In addition, subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not permitted to redeem the notes prior to maturity.

We have a senior revolving credit facility that provides for $100.0 million of borrowings in U.S. dollars, euro or yen, with a multi-currency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.  The credit facility agreement does not permit us to increase the total commitment without the consent of our lenders. Therefore, the total amount outstanding under the senior revolving credit facility may not exceed $100.0 million.  We had approximately $32.2 million of borrowings outstanding under our senior revolving credit facility with approximately $66.4 million of borrowing capacity as of April 1, 2011.

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

The weighted-average interest rate on our credit facility borrowings as of the three months ended April 1, 2011 including the credit margin spread was approximately 1.8%.  Average borrowings outstanding on our senior revolving credit facility during the three months ended April 1, 2011 were approximately $41.4 million.

Outstanding borrowings are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  Each covenant requires the calculation of a rolling four quarter EBITDA according to the definition prescribed by the senior revolving credit facility agreement.  The leverage covenant requires our total debt outstanding, excluding our senior convertible notes, to not exceed 2.75 times EBITDA.  The fixed charges covenant requires that our EBITDA be equal to or greater than 1.5 times our total fixed charges, as defined by the senior revolving credit facility agreement.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

The senior revolving credit facility also has other customary and normal provisions.  For instance, we are limited to annual cash dividends of $5.0 million and there are covenants specifying capital expenditure limitations.  In addition, multiple subsidiaries, both domestic and international, have guaranteed obligations specified by our senior revolving credit facility agreement.  Also, certain domestic and international subsidiaries have pledged shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.  As of April 1, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

We had two standby letters of credit outstanding at April 1, 2011 in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business.

(9)           Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  The following table presents the amount of stock-based compensation expense included in our Consolidated Statements of Operations for the three months ended April 1, 2011 and March 26, 2010 (in thousands):

	April 1,	March 26,
	2011	2010
Restricted stock	$252	$468
Stock options	169	--
Total stock-based compensation included in selling, general and administrative expenses	421	468
Income tax benefit	(147)	(164)
Total after-tax stock-based compensation expense	$274	$304

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

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 31, 2010	420	$6.69
Granted	120	$4.99
Vested	(3)	$9.92
Forfeited/cancelled	(9)	$4.73
Nonvested at April 1, 2011	528	$6.31

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)           Stock-based compensation, continued

As of April 1, 2011, there was approximately $1.8 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	157	$7.41
Granted	914	$5.35
Exercised	--	--
Forfeited/cancelled	(16)	$4.87
Outstanding as of April 1, 2011	1,055	$5.66	$767
Exercisable at April 1, 2011	38	$16.55	--

The per share weighted average fair value of stock options granted during the first quarter of 2011 was calculated as $3.02 on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

2011
Dividend yield	1.9%
Volatility	79.9%
Risk-free interest rate	2.0%
Expected life (years)	4.8

During the three months ended April 1, 2011 and March 26, 2010, no stock options were exercised.  Tax benefits from the deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.  There was no effect on the current or prior year net cash provided by operating activities or the net cash used in financing activities as there were no stock options exercised during the three months ended April 1, 2011 or March 26, 2010.  There have been no amounts of stock-based compensation cost capitalized into inventory or other assets during the three months ended April 1, 2011 or March 26, 2010.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)          Per share amounts

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of our stock options, by grant, are greater than our actual stock price as of the end of the period, those common share equivalents are anti-dilutive and we exclude them from the calculation of diluted earnings per share.  As we had a net loss for both the three months ended April 1, 2011 and March 26, 2010, we did not include any common stock equivalents in our calculation of diluted loss per share. There were approximately 1.1 million and 0.2 million stock options outstanding as of April 1, 2011 and March 26, 2010, respectively.  Also, we had unvested restricted shares outstanding of approximately 0.5 million and 0.4 million as of April 1, 2011 and March 26, 2010, respectively.

The diluted effect of our convertible senior notes is included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to net earnings for the period and the total shares that would be converted, if the notes were settled at the end of the period, are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.  For both the three months ended April 1, 2011 and March 26, 2010, the effects of the convertible notes were anti-dilutive due to our net losses.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for the three months ended April 1, 2011 and March 26, 2010 and there were no significant differences in the per share amounts calculated under the two methods.  Therefore, we have not presented the reconciliation of earnings per share under the two class method for any period presented

Loss per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2011	March 26, 2010
Net loss from continuing operations	$(4,989)	$(35,544)
Net earnings (loss) from discontinued operations	612	(18,076)
Net earnings attributable to non-controlling interest	48	307
Net loss attributable to Pulse Electronics Corporation	$(4,425)	$(53,927)

Basic and diluted loss per share:
Shares	41,034	40,927
Continuing operations	$(0.12)	$(0.88)
Discontinued operations	0.01	(0.44)
Per share amount	$(0.11)	$(1.32)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)         Severance, impairment and other associated costs

We continue to simplify our operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to the impairment of long-lived assets, represent severance and benefits for terminated employees, including both those related to our manufacturing and those that provide selling, general and administrative services. Also, the eliminated costs include depreciation from disposed equipment and rental payments from the termination of lease agreements. During the three months ended April 1, 2011, we implemented certain restructuring initiatives in order to reduce our cost structure and capacity in certain locations.

During the three months ended April 1, 2011, we incurred a charge of $6.8 million for a number of cost reduction actions approved by management.  These charges include severance and related costs of $6.6 million and a $0.2 million write-down of a manufacturing facility to its fair value.

Of the $6.6 million severance charge incurred during the three months ended April 1, 2011, approximately $2.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and is expected to be completed by the third quarter of 2011.   There will be approximately 30 employees severed under this program.

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our Chinese manufacturing plants, which we expect to complete by the end of our fiscal 2011 year.   During the three months ended April 1, 2011, we incurred approximately $3.4 million of severance and $0.2 million of a writedown of a manufacturing facility to its fair value.  These costs were primarily related to two plant closures in China. There were approximately 1,300 employees of our direct labor severed under this program.

During 2010, we decided to withdraw from Wireless’ audio components business.  In the first quarter of 2011, we initiated a restructuring program to shutdown our audio operations, which was also materially completed during the first quarter of 2011.  Related to this program, we incurred approximately $0.7 million of severance and other closure fees during the three months ended April 1, 2011, which was primarily for the severance of approximately 25 employees.

We expect that cash payments resulting from these severance charges will be completed within approximately one year.

The change in our accrual related to severance and other associated costs is summarized as follows (in millions):

Balance accrued at December 31, 2010	$0.6

Net expense during the three months ended April 1, 2011	6.6
Severance payments	(2.1)
Other associated costs	(0.1)
Currency translation adjustments	0.1

Balance accrued at April 1, 2011	$5.1

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)         Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risk.  While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the three months ended April 1, 2011, we utilized forward contracts to sell forward euro to receive Chinese renminbi. These contracts were used to mitigate the risk of currency fluctuations in our Chinese operations.  At April 1, 2011, we had five foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through the use of Level 2 fair value inputs as defined in ASC Topic 815.  During the three months ended April 1, 2011 and March 26, 2010, no financial instruments were designated as hedges.

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in thousands):

Consolidated Balance Sheets (Liability derivative)
		April 1,	December 31,
Derivatives	Classification	2011	2010

Foreign exchange forward contracts	Accrued expenses and other current liabilities	$(0.5)	$(0.5)

Total		$(0.5)	$(0.5)

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in thousands):

Consolidated Statements of Operations (Unrealized/realized (losses)/gains)
		Three Months Ended
		April 1,	March 26,
Derivatives	Classification	2011	2010

Foreign exchange forward contracts	Other (expense) income, net	$(0.3)	$0.8

Total		$(0.3)	$0.8

During the three months ended April 1, 2011, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measure at fair value on a recurring basis.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)         Financial instruments, continued

We categorize our financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1 –	Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2 –
Financial assets and liabilities whose values are based on quoted prices in markets that are not active or a valuation using model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions and judgments whenpricing the asset or liability.

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of April 1, 2011 (in millions):

	April 1,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Other (1)	$(0.5)	$--	$(0.5)	$--
Total	$(0.5)	$--	$(0.5)	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of April 1, 2011, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $32.8 million and the estimated fair value of our convertible senior notes was approximately $56.5 million, as determined through the use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

During the three months ended April 1, 2011, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

Our financial instruments, including cash and cash equivalents and long-term debt, our financial assets, including accounts receivable and inventory, and our financial liabilities, including accounts payable and accrued expenses, are exposed to interest rate, credit risk and foreign currency risk.  We have policies relating to these financial instruments and their associated risks and monitor compliance with those policies.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(13)         Business segment information

We operate our business in three reportable segments:  Network, Power and Wireless.  Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils and military and aerospace products.  Wireless manufactures products related to the capture or transmission of wireless communication signals, such as antennas, antenna modules and antenna mounting components.

Selling, general and administrative expenses related to our world-wide operations, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based on the ratio of the segment’s respective budgeted net sales to our consolidated total budgeted net sales.

Our Chief Operating Decision Maker (“CODM”), which we have identified as our Chief Executive Officer, allocates resources and assesses the performance of each segment based on a review of each segment’s net sales and operating profit excluding severance, impairment and other associated charges and costs related to unsolicited takeover attempt.  We do not allocate severance, impairment and other associated charges, costs related to unsolicited takeover attempt, interest income, interest expense, other income, other expense or income taxes per segment.  Also, the CODM does not review a measure of segment assets.   Many of our long-term assets, including manufacturing facilities and equipment, are shared between our segments, therefore expenditures and expenses related to long-term assets cannot be assigned to a specific segment.

Our segments’ net sales and operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt for the three months ended April 1, 2011 and March 26, 2011 was as follows (in thousands):

	Three Months Ended
	April 1, 2011	March 26, 2010
Net sales:
Network	$42,544	$43,374
Power	31,899	25,480
Wireless	13,596	24,006
Total net sales	$88,039	$92,860

Loss from continuing operations before income taxes:
Network	$409	$2,278
Power	528	(1,379)
Wireless	(4,054)	(4,005)
Operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt	(3,117)	(3,106)

Severance, impairment and other associated costs	6,756	27,327
Costs related to unsolicited takeover attempt	430	--
Operating loss	(10,303)	(30,433)

Interest expense, net	(1,293)	(1,349)
Other income (expense), net	1,542	(5,904)

Loss from continuing operations before income taxes	$(10,054)	$(37,686)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.   Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on pages 33 through 42.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Our Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2010 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

•	Inventory valuation;
•	Divestiture accounting;
•	Purchase accounting;
•	Goodwill and identifiable intangibles;
•	Income taxes;
•	Defined benefit plans;
•	Contingency accruals; and
•	Severance, impairment and other associates costs.

Actual results could differ from our estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

Network produces a variety of passive components that manage and regulate electronic signals for use in various devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils and military and aerospace products.  Wireless manufactures products related to the capture or transmission of wireless communication signals, such as antennas, antenna modules and antenna mounting components.

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically, our gross margin has been significantly affected by product mix and capacity utilization.  The markets served by each of our segments are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period.  In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and Chinese renminbi, which affect our U.S. dollar reported results of operations.

We believe our focus on technology and other strategic investments, both internal and external, provides us opportunities for future growth in net sales and operating profit in all our segments. However, unfavorable economic and market conditions, as well as customer preferences, may result in a reduction in demand for our products, thus negatively impacting our financial performance.  Also, we may divest portions of our business, close certain locations or complete other cost reduction programs to enable our management to focus on our core businesses and to improve our overall long-term financial performance.

Technology and strategic investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ demands, by continually investing in the development of each of our segments products and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to advanced three dimensional antenna equipment which are used to produce the next-generation of our Wireless products.  Also, we have committed capital to automate certain manual manufacturing processes. In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

Cost reduction programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel, have resulted in the elimination of a variety of future costs.  The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories to lower-cost locations, specifically China.  The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies.

During the three months ended April 1, 2011, we incurred a charge of $6.8 million for a number of cost reduction actions approved by our management. These charges include severance and related costs of $6.6 million and a $0.2 million write-down of a manufacturing facility to its fair value. During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $26.1 million in the three months ended March 26, 2010.  Also, we recorded an impairment of $0.3 million to one of our indefinite-lived tradenames during the year ended December 31, 2010.  During 2010, we also incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance and related payments of $1.9 million and fixed asset impairments of $0.8 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Divestitures. We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  For example, we divested the European and Asian businesses of our former Electrical contact products segment in September 2010 for net proceeds of approximately $53.3 million.  Also, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements during January 2010.  We have had no continuing material involvement with any of our divested operations after each respective sale.

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

International operations. At December 31, 2010, we had manufacturing operations in the United States of America and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. For example, sales in certain divisions of Power and Wireless are denominated primarily in renminbi and euro.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase foreign exchange forward contracts and/or currency options.  These contracts provide a predetermined exchange rate or range of rates at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuation from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At April 1, 2011, we had five foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.3 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through the use of Level 2 fair value inputs as defined in ASC Topic 815.  These contracts were used to mitigate the risk of currency fluctuations at our Chinese operations.

Income taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility of severance and impairment costs and other similar costs.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.  We have benefited over the years from favorable tax incentives and other tax policies.  However, there is no guarantee as to how long these benefits will continue to exist, which could materially impact our Consolidated Financial Statements.

Except in limited circumstances, we have not provided for U.S. income and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. Such earnings may include our pre-acquisition earnings of foreign entities acquired through stock purchases, which, with the exception of approximately $8.5 million, are intended to be reinvested outside of the U.S. indefinitely.

Results of Operations

Three months ended April 1, 2011 compared to the three months ended March 26, 2010

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended				Results as %
	April 1,	March 26,	Better	Change	of net sales
	2011	2010	(Worse)%		2011	2010
Net sales	$88,039	$92,860	$(4,821)	(5.2)%	100.0%	100.0%
Cost of sales	69,615	73,268	3,653	5.0	(79.1)	(78.9)
Gross profit	18,424	19,592	(1,168)	(6.0)	20.9	21.1

Selling, general and administrative expenses	21,541	22,698	1,157	5.1	(24.4)	(24.4)
Severance, impairment and other associated costs	6,756	27,327	20,571	75.0	(7.7)	(29.4)
Costs related to unsolicited takeover attempt	430	--	(430)	100.0	(0.5)	--
Operating loss	(10,303)	(30,433)	20,130	63.0	(11.7)	(32.7)

Interest expense, net	(1,293)	(1,349)	56	4.2	(1.5)	(1.5)
Other income (expense), net	1,542	(5,904)	7,446	126.1	1.8	(6.4)

Loss from continuing operations before income taxes	(10,054)	(37,686)	27,632	73.3	(11.4)	(40.6)

Income tax benefit	(5,065)	(2,142)	2,923	136.5	5.8	2.3

Net loss from continuing operations	(4,989)	(35,544)	30,555	85.0	(5.6)	(38.3)

Net earnings (loss) from discontinued operations	612	(18,076)	18,688	103.4	0.7	(19.5)

Net loss	$(4,377)	$(53,620)	$49,243	91.8%	(4.9)%	(57.8)%

Net sales. Our consolidated net sales decreased by 5.2% primarily as a result of the decline in sales of our wireless products in the mobile handset market, which continue to be negatively impacted by the loss of certain business with a major handset OEM customer due to a sourcing change. Wireless sales were also negatively impacted by normal seasonality.  We experienced lower demand in Network as certain customers have utilized excess inventory purchased during 2010.  These declines were partially offset by growth in the sales of Power’s industrial, high efficiency computing, automotive and military and aerospace products and, also, an increase in Wireless sales to new antenna customers.

Net sales for our three segments for the three months ended April 1, 2011 and March 26, 2010 were as follows (in thousands):

	April 1, 2011	March 26, 2010
Network	$42,544	$43,374
Power	31,899	25,480
Wireless	13,596	24,006
Net sales	$88,039	$92,860

Gross profit. Our consolidated gross margin for the three months ended April 1, 2011 was 20.9% as compared to 21.1% for the three months ended March 26, 2010.  The decrease in our gross profit during the three months ended April 1, 2011 was primarily the result of higher wage rates, higher material costs, lower demand in Network and Wireless and price concessions for certain Network products. Partially offsetting these decreases to our gross profit was increased demand in Power products, the continued migration of our manufacturing to existing facilities located in lower cost areas in central China.

Selling general and administrative expenses.  Total selling, general and administrative expenses decreased primarily due to prudent expense management in light of lower sales in Wireless and Network.  Selling, general and administrative expenses declined due to lower amortization caused by certain finite intangible assets being fully amortized at the end of 2010.

 Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended April 1, 2011 and March 26, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	7,569	7,489
Percentage of sales	8.6%	8.1%

Our RD&E spending tends to develop at a rate which is less dramatic than our sales changes.  Due to decreased sales levels experienced in the three months ended April 1, 2011, our RD&E as a percentage of sales increased.  Also, we believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.  Also, included in RD&E expense for both the three months ended April 1, 2011 and March 26, 2010 was approximately $0.6 million and $0.7 million of legal expenses, respectively, which resulted from a patent lawsuit.

Severance, impairment and other associated costs.  During the three months ended April 1, 2011, we incurred a charge of $6.8 million for a number of cost reduction actions approved by management. These charges include severance and related payments of $6.6 million and a $0.2 million write-down of a manufacturing facility to its fair value.

During the three months ended March 26, 2010, we determined that approximately $26.1 million of our wireless group’s goodwill and identifiable intangible assets were impaired.  We incurred a charge of $1.2 million for a number of cost reduction actions, which included severance and related payments of $0.8 million and fixed asset impairments of $0.4 million.  The impaired assets primarily included machinery and equipment that was unable to be repaired.

Interest.  Net interest expense was consistent between the three months ended April 1, 2011 and March 26, 2010, which reflects comparable average debt levels related to our continuing operations for both periods.  During the three months ended March 26, 2010, interest on our outstanding loans and amortization of capitalized loan fees related to our senior revolving credit facility were allocated between continuing operations and discontinued operations on a pro rata basis, based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding.

Other.  Other income for the three months ended April 1, 2011 was primarily attributable to the reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition and, also, net foreign currency gains of approximately $0.5 million. The primary components of other expense during the three months ended March 26, 2010 were net foreign currency losses of approximately $5.9 million, which were primarily related to changes in the varying currencies of our intercompany lending program.   The decreased exposure in foreign currency changes from March 26, 2010 to April 1, 2011 was the result of continued simplification efforts and the reduction of legal entities.

Income taxes.  The effective tax rate for the three months ended April 1, 2011 was a tax benefit of 50.4% compared to a benefit of 5.7% for the three months ended March 26, 2010.  The increase in our benefit was primarily due to the absence of the non-deductible goodwill impairment charges that reduced the 2010 tax benefit and the release of a non-U.S. tax reserve in the three months ended April 1, 2011. The release was due to actions we are taking to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity which we no longer operate.  These favorable changes were partially offset by higher restructuring charges incurred in lower tax jurisdictions during the three months ended April 1, 2011.

Discontinued operations.  Net earnings from discontinued operations was approximately $0.6 million during the three months ended April 1, 2011 as compared to a loss of approximately $18.1 million in the three months ended March 26, 2010.  The earnings from discontinued operations in the three months ended April 1, 2011 was primarily the result of finalizing the working capital and financial indebtedness adjustment for the sale of our former Electrical operations in Europe and Asia.  During the three months ended March 26, 2010, the loss from discontinued operations was primarily the result of a write-down of Electrical’s operations in Europe and Asia to its estimated net proceeds.

A summary of our net earnings (loss) from each of our discontinued operations for the three months ended April 1, 2011 and March 26, 2010 is as follows (in thousands):

	April 1, 2011	March 26, 2010
Electrical	$612	$(17,597)
Medtech	--	(230)
MEMS	--	(249)
Total	$612	$(18,076)

Business Outlook

Our levels of net sales, customer portfolio and product mix have a significant impact on our gross margin, results of operations and cash flow.  Specifically, we experienced consolidated sales and operating performance during the three months ended April 1, 2011 which were lower than recent historical levels.  This was primarily a result of decreased sales volume across Wireless and Network, higher wage rates and higher material costs.   To address these issues, we continue to focus on transitioning our manufacturing from locations with higher wage rates, such as those in southern-China, to lower-cost areas in the central regions of China. Also, we implemented overall price increases at the end of March to combat rising material costs and increasing minimum wage rates.  We continue to gain design wins with new Wireless OEM’s and further our existing relationships with other Wireless customers in an effort to address the declining segment revenues caused by the loss of the majority of our sales from a former major handset OEM customer due to the customer’s decision to make a sourcing change.   Also, our efforts toward streamlining our overall general and administrative expenses to achieve an optimal level of spending that is appropriate for the size and structure of our company have been initially evidenced by the lower expenses incurred during the three months ended April 1, 2011.  However, we remain focused on reducing our general and administrative expenses, and expect to experience further improvements during 2011.  Finally, we plan to enhance our information technology capabilities by implementing a new enterprise resource planning (“ERP”) system.  We believe that the ERP will enable us to realize working capital efficiencies, streamline our operations and enable us to further reduce our overall cost structure.

We continue to commit resources to the development of new technologies and products that have higher forecasted margins, to the automation of certain manufacturing processes and to the expansion of our international sales, marketing and engineering teams in regions closest to our customers.  Also, we plan on continuing to adjust our marketing and engineering efforts at Wireless in order to increase revenue streams from a more diverse base of customers.  Our focus will be on Wireless products with higher forecasted margins, while shifting from those markets where we expect limited returns. For example, we have eliminated the products of Wireless’ audio components business during the first quarter of 2011 to streamline our operations and focus on those Wireless products that are forecasted with better returns.

Considering the business issues mentioned above and other risks inherent in our company, we believe we have ample liquidity to fund our business requirements. This belief is primarily based on our current balances of cash and cash equivalents and our access to our credit facility.  Our credit facility requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are senior secured debt and fixed charges compared to our rolling four-quarter EBITDA, as defined by our senior revolving credit facility agreement.  At April 1, 2011, we were in compliance with all covenants of our credit facility agreement.  We believe that we will continue generating sufficient EBITDA in the foreseeable future to remain compliant with our debt covenants.

Liquidity and Capital Resources

Our working capital as of April 1, 2011 was $41.9 million, compared to $51.3 million as of March 26, 2010.  The decrease of $9.4 million was primarily due to declines in cash and cash equivalents and accounts receivable, which were partially offset by decreases in accounts payable and accrued expenses and other current liabilities. Cash and cash equivalents declined $6.7 million from $35.9 million as of December 31, 2010 to $29.2 million as of April 1, 2001.

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

Net cash used in operating activities was $2.3 million for the three months ended April 1, 2011 as compared to net cash provided by operating activities of $4.6 million in the comparable period of 2010, a decrease of $6.9 million. The decline was primarily attributable to a net decrease in cash provided by working capital changes in the first three months ended April 1, 2011 as compared to the same period of 2010 and, also, higher net operating losses, excluding goodwill and intangible asset impairments, incurred in the first quarter of 2011 as compared to the same period of 2010.  Although we experienced a net operating cash outflow during the three months ended April 1, 2011, we believe we will have ample liquidity to support our operations in the future.

Capital expenditures were $1.9 million during the three months ended April 1, 2011 and $0.4 million for the three months ended March 26, 2010.  The increase of $1.5 million was due to a focus in the first quarter of 2011 to expand new investment to programs which we believe are essential to our future growth. We make capital expenditures to invest in new products, expand production capacity and to improve our operating efficiency.  We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We paid $1.0 million of dividend payments during the three months ended April 1, 2011. On February 10, 2011, we announced a quarterly cash dividend of $0.025 per common share, payable on April 22, 2011 to shareholders of record on April 8, 2011.  The quarterly dividend resulted in a cash payment to shareholders of approximately $1.0 million during the second quarter of 2011.  We expect to make quarterly dividend payments in the foreseeable future and expect total cash payments for dividends to be approximately $4.1 million in 2011.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  However, a partial plan termination would only result in a cash payment to fund our plan and will not directly result in additional expenses.  As of the date these financial statements were issued, we were continuing discussions with the PBGC on this matter.

We have a senior revolving credit facility that provides for borrowings not to exceed $100.0  million in U.S. dollars, euros and yen, with a multicurrency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million. Our senior revolving credit facility agreement requires that we maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling twelve-month EBITDA. If we are unable to maintain the required EBITDA levels relative to our total debt, excluding our convertible senior notes, or fixed charges, we would default on our covenants.  As of April 1, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.  We had approximately $32.2 million of borrowings outstanding under our senior revolving credit facility with approximately $66.4 million of borrowing capacity as of April 1, 2011.  Average borrowings outstanding on our senior revolving credit facility during the three months ended April 1, 2011 were approximately $41.4 million.  Refer to Note 8, Debt, to the Consolidated Financial Statements for further details.

We had two standby letters of credit outstanding in the aggregate amount of $1.4 million securing transactions entered into in the ordinary course of business, which are included in our maximum borrowing capacity as April 1, 2011.

We have $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  We expect to pay approximately $3.5 million of interest on the convertible senior notes during 2011.  Refer to Note 8, Debt, to the Consolidated Financial Statements for further details.

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

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.  Discovery has been completed and summary judgment motions are now pending.  A trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff. However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  During the three months ended April 1, 2011 and March 26, 2010, we incurred approximately $0.6 million and $0.7 million of legal expenses, respectively, related to this matter.

On March 1, 2011, we announced that we received an unsolicited proposal from Bel Fuse to acquire all of our outstanding shares for $6.00 per share.  The non-binding and uncertain proposal consisted of an unspecified combination of cash and Bel Fuse’s non-voting common stock. Our board of directors, exercising its fiduciary obligations and in consultation with our financial and legal advisors, unanimously determined that Bel Fuse’s proposal significantly undervalues our business and is not in the best interests of our company, our shareholders and other constituents.

Bel Fuse has also nominated two directors for election to our board at our annual meeting of shareholders which will take place on May 18, 2011.  If elected, these new directors would represent a minority of the board. We may incur additional professional fees in 2011, including approximately $1.0 million of fees to our financial advisors, which is contingent upon Bel Fuse’s success in electing one or more of their nominated directors to our board of directors.

During the three months ended April 1, 2011, we incurred $0.4 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors. We expect to incur additional fees and other similar costs for the foreseeable future until this matter is resolved.

During 2011, we expect to settle an audit related to one of our foreign subsidiaries’ income tax filings.  This potential audit settlement has been fully accrued for as of April 1, 2011. However, the settlement could result in a cash payment of as much as $6.3 million.

On February 10, 2011, we announced that our corporate headquarters, currently located in Trevose, Pennsylvania, will be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation will occur during 2011 in connection with our actions to simplify and streamline our organizational structure. We estimate that we will incur approximately $2.7 million of severance and other associated costs over the remainder of 2011 and 2012 related to the consolidation of our headquarters, which will generate an estimated annual cost savings of approximately $1.5 million once the transition is complete.  Cash payments resulting from this plan will be substantially completed by June 2011.

We continue to streamline our administrative functions and lower our overall production costs.  As a result, we anticipate incurring further charges and cash payments for severance and other related adjustments throughout 2011.   As of May 10, 2011, these plans were not finalized or estimable and there has been no formal notification of such actions.

During the three months ended April 1, 2011, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that the combination of cash on hand and, if necessary, borrowings under our credit facility will be sufficient to satisfy our operating cash requirements in the foreseeable future. In addition, we may use internally generated funds or obtain additional borrowings or equity offerings for suitable acquisitions of businesses or assets.

Currently, a majority owned subsidiary holds approximately $11.7 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of April 1, 2011, there are no plans to repatriate funds held at this majority owned subsidiary.  During the first quarter of 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange and purchased approximately $3.5 million of its own common stock using its cash on hand.  Such spending may continue under similar common stock buyback plans in the foreseeable future.

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

Our retained earnings are free from legal or contractual restrictions as of April 1, 2011, with the exception of approximately $29.8 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

New and Recently Adopted Accounting Pronouncements

Please see Note 1, Accounting policies, to the Notes to Unaudited Consolidated Financial Statements beginning on page 7 for a description of new and recently adopted accounting pronouncements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 2011.

Item 4:  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of April 1, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the three months ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

A company’s internal control over financial reporting is a process designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding  prevention or  timely detection  of unauthorized  acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

We are a defendant in a lawsuit filed in July 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Engineering, Inc. and Technitrol, Inc., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S. patents related to an electronic surface mount package and is seeking injunctive relief and damages. Discovery has been completed and summary judgment motions are now pending. A trial date has not yet been scheduled. We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff. However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows. During the three months ended April 1, 2011 and March 26, 2010, we incurred approximately $0.6 million and $0.7 million of legal expenses, respectively, related to this matter.

Item 1a	Risk Factors

Risk Factors are on page 33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Other Information	None

Item 5	Exhibits

(a) Exhibits

The Exhibit Index is on page 43

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

We have completed numerous acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses or divest operations to focus on our core businesses.  We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and goodwill and other intangible assets, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2010.

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

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, it’s political, legal and labor developments entail uncertainties and risks.  For example, at certain times in the past we have encountered difficulties in attracting and retaining the level of labor required to meet our customers’ demands.  Also, wages have been increasing rapidly over the last several years in China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

Currently, a majority owned subsidiary holds approximately $11.7 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of April 1, 2011, there are no plans to repatriate funds held at this majority owned subsidiary.  During the first quarter of 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange and purchased approximately $3.5 million of its own common stock using its cash on hand.  Such spending may continue under similar common stock buyback plans in the foreseeable future.

As of April 1, 2011, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $29.8 million of subsidiary retained earnings, primarily in China that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in China, up to a maximum amount equal to 50% of the total capital we have invested.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.

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

On February 10, 2011, we announced that our corporate headquarters, currently located in Trevose, Pennsylvania, will be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation will occur during 2011 in connection with our actions to simplify and streamline our company’s organizational structure. We are currently increasing the staff at our San Diego headquarters to address those positions for employees who will not relocate and, also, are undergoing transitions for certain positions where replacements have already been identified.

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

We were in compliance with the covenants of our credit agreement as of April 1, 2011.  Outstanding borrowings under this agreement, which allows for a maximum facility of $100.0 million, were $32.2 million at April 1, 2011.  In addition to the debt outstanding under our credit agreement, we have $50.0 million of convertible senior notes.

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

Bel Fuse’s unsolicited takeover attempt may require us to incur significant additional costs and may continue to distract our management and employees and create uncertainty that may adversely affect our business and results.

On March 1, 2011, we announced that we received an unsolicited proposal from Bel Fuse to acquire all of our outstanding shares for $6.00 per share.  The non-binding and uncertain proposal consisted of an unspecified combination of cash and Bel Fuse’s non-voting common stock. Our board of directors, exercising its fiduciary obligations and in consultation with our financial and legal advisors, unanimously determined that Bel Fuse’s proposal significantly undervalues our business and is not in the best interests of our company, our shareholders and other constituents.

Bel Fuse has also nominated two directors for election to our board at our annual meeting of shareholders which will take place on May 18, 2011.  If elected, these new directors would represent a minority of the board. We may incur additional professional fees in 2011, including approximately $1.0 million of fees to our financial advisors, which is contingent upon Bel Fuse’s success in electing one or more of their nominated directors to our board of directors.

During the three months ended April 1, 2011, we incurred $0.4 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors. We expect to incur additional fees and other similar costs for the foreseeable future until this matter is resolved.

Our review, consideration and response to Bel Fuse’s efforts to gain control of our Company have required the expenditure of significant time and resources and may also be a significant distraction for our management and employees. Acquisition efforts have also created uncertainty for our employees, which may adversely affect our ability to retain key employees or attract new employees. In addition, such uncertainty and speculation regarding Bel Fuse’s unsolicited proposal may cause increased volatility and wide price fluctuations in our stock price.

Item 1b  Unresolved Staff Comments

None

Exhibit Index

3.1	Articles of Incorporation, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 8, 2010).

3.3	By-Laws, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated November 8, 2010).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to Exhibit 10.16 to our Form 8-K dated January 7, 2011).

10.28	Employment Agreement between Pulse Electronics Corporation and Ralph Faison dated January 4, 2011 (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity and (v) the Notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

May 10, 2011	/s/ Michael P. Ginnetti
(Date)	Michael P. Ginnetti
Corporate Controller and Chief Accounting Officer
(duly authorized officer, principal accounting officer)