Form 10-Q
period 2011-07-01
PULSE ELECTRONICS CORP
filed 2011-08-10
CIK 96763

 UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the six months ended July 1, 2011, or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

Commission File No. 1-5375

PULSE ELECTRONICS CORPORATION
 (Exact name of registrant as specified in its Charter)

PENNSYLVANIA	23-1292472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12220 World Trade Drive
San Diego, CA	92128
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	858-674-8100

Former name of registrant:	Technitrol, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 10, 2011: 41,639,058

PART I.  FINANCIAL INFORMATION

Item 1:	Financial Statements

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

(Unaudited)
In thousands

Assets	July 1, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$35,560	$35,905
Accounts receivable, net	58,993	65,532
Inventory	36,666	35,741
Prepaid expenses and other current assets	14,542	14,804
Total current assets	145,761	151,982

Long-term assets:
Property, plant and equipment	113,125	113,137
Less accumulated depreciation	82,498	82,456
Net property, plant and equipment	30,627	30,681
Deferred income taxes	33,713	33,669
Intangibles assets, net	4,931	5,657
Other assets	2,027	2,610
	$217,059	$224,599

Liabilities and Equity
Current liabilities:
Accounts payable	$50,689	$46,102
Accrued expenses and other current liabilities	47,159	54,602
Total current liabilities	97,848	100,704

Long-term liabilities:
Long-term debt	42,150	32,150
Convertible senior notes	50,000	50,000
Deferred income taxes	8,752	8,890
Other long-term liabilities	8,686	10,081

Equity:
Pulse Electronics Corporation shareholders’ equity:
Common stock and additional paid-in capital	218,752	219,393
Retained loss	(241,590)	(232,660)
Accumulated other comprehensive earnings	24,826	23,993
Total Pulse Electronics Corporation shareholders’ equity	1,988	10,726
Non-controlling interest	7,635	12,048
Total equity	9,623	22,774
	$217,059	$224,599

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales	$94,758	$116,473	$182,797	$209,333
Cost of sales	72,385	85,605	142,000	158,873
Gross profit	22,373	30,868	40,797	50,460

Selling, general and administrative expenses	21,255	24,689	42,796	47,387
Severance, impairment and other associated costs	3,867	3,767	10,623	31,094
Cost related to unsolicited takeover attempt	1,486	--	1,916	--
Operating (loss) profit	(4,235)	2,412	(14,538)	(28,021)

Other (expense) income:
Interest expense, net	(1,158)	(1,272)	(2,451)	(2,621)
Other (expense) income, net	167	(1,625)	1,709	(7,529)
Total other (expense) income	(991)	(2,897)	(742)	(10,150)

Loss from continuing operations before income taxes	(5,226)	(485)	(15,280)	(38,171)

Income tax (benefit) expense	(765)	1,997	(5,830)	(145)

Net loss from continuing operations	(4,461)	(2,482)	(9,450)	(38,026)

Net earnings (loss) from discontinued operations	--	2,908	612	(15,168)

Net (loss) earnings	(4,461)	426	(8,838)	(53,194)

Less: Net earnings (loss) attributable to non-controlling interest	44	290	92	597

Net earnings (loss) attributable to Pulse Electronics Corp.	$(4,505)	$136	$(8,930)	$(53,791)

Amounts attributable to Pulse Electronics Corp. common shareholders:
Net loss from continuing operations	$(4,505)	$(2,772)	$(9,542)	$(38,623)
Net earnings (loss) from discontinued operations	--	2,908	612	(15,168)
Net earnings (loss) attributable to Pulse Electronics Corp.	$(4,505)	$136	$(8,930)	$(53,791)

Per share data:
Basic earnings (loss) per share:
Net loss from continuing operations	$(0.11)	$(0.07)	$(0.23)	$(0.94)
Net earnings (loss) from discontinued operations	--	0.07	0.01	(0.37)
Net loss attributable to Pulse Electronics Corp.	$(0.11)	$--	$(0.22)	$(1.31)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0. 11)	$(0.07)	$(0.23)	$(0.94)
Net earnings (loss) from discontinued operations	--	0.07	0.01	(0.37)
Net loss attributable to Pulse Electronics Corp.	$(0.11)	$--	$(0.22)	$(1.31)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Six Months Ended
	July 1, 2011	June 25, 2010
Cash flows from operating activities - continuing operations:
Net loss	$(8,838)	$(53,194)
(Earnings) loss from discontinued operations	(612)	15,168
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,176	9,826
Goodwill and intangible asset impairment, net of income taxes	--	27,963
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	7,001	(8,725)
Inventory	(635)	(1,300)
Prepaid expenses and other current assets	(762)	374
Accounts payable and accrued expenses	(8,930)	25,943
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	5,889	(476)
Other, net	(307)	188

Net cash (used in) provided by operating activities	(2,018)	15,767

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	1,072	1,245
Capital expenditures	(4,669)	(3,195)
Proceeds from sale of property, plant and equipment	105	19
Foreign currency impact on intercompany lending	1,200	(7,471)

Net cash used in investing activities	(2,292)	(9,402)

Cash flows from financing activities – continuing operations:
Long-term borrowings	20,000	10,000
Principal payments on long-term debt	(10,000)	(14,350)
Purchases of shares in non-controlling interest	(4,134)	--
Proceeds from exercise of stock options	3	--
Dividends paid	(2,077)	(2,062)

Net cash provided by (used in) financing activities	3,792	(6,412)

Net effect of exchange rate changes on cash from continuing operations:	173	186

Cash flows of discontinued operations:
Net cash used in operating activities	--	(7,651)
Net cash used in investing activities	--	(924)
Net effect of exchange rate changes on cash	--	579

Net decrease in cash and cash equivalents from discontinued operations	--	(7,996)

Net decrease in cash and cash equivalents	(345)	(7,857)
Cash and cash equivalents at beginning of period	35,905	39,707
Cash and cash equivalents at end of period	$35,560	$31,850

  See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Changes in Equity

Six Months Ended July 1, 2011

(Unaudited)
In thousands, except per share data

	Common stock and paid in capital		Retained loss	Accumulated other comprehensive income	Non-controlling interest
	Shares	Amount				Total equity	Comprehensive loss
Balance at December 31, 2010	41,490	$219,393	$(232,660)	$23,993	$12,048	$22,774
Stock options, awards, and related compensation	149	1,069	--	--	--	1,069
Dividends declared ($0.025 per share)	--	(2,081)	--	--	--	(2,081)
Purchases of shares in non-controlling interest	--	371	--	--	(4,505)	(4,134)
Net loss	--	--	(8,930)	--	92	(8,838)	$(8,838)
Currency translation adjustments	--	--	--	833	--	833	833
Balance at July 1, 2011	41,639	$218,752	$(241,590)	$24,826	$7,635	$9,623	$(8,005)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

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

We have discontinued operations that include our former electrical contact products business (“Electrical”), medtech components business (“Medtech”) and microelectromechanical systems (“MEMS”) microphone business.  The results from these discontinued operations are presented in a single line on our Consolidated Statements of Operations for all periods presented and there are no remaining assets or liabilities related to our discontinued operations on our Consolidated Balance Sheets.

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

The results for the six months ended July 1, 2011 and June 25, 2010 have been prepared by our management without audit. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs and costs related to unsolicited takeover attempt, all such adjustments are of a normal recurring nature.  Our operating results for the six months ended July 1, 2011 are not necessarily indicative of annual results.

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

New accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. ASU 2011-05 is effective for our fiscal year beginning January  1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

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

(2)           Divestitures

Electrical:  On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $53.3 million in cash, including normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements. Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were used to repay outstanding debt.  We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.  Electrical’s net sales and earnings (loss) before income taxes for the three and six months ended July 1, 2011 and June 25, 2010, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales	$--	$78,191	$--	$149,040
Earnings (loss) before income taxes	--	2,561	875	(15,914)

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”). Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing components for the hearing aid, high-end audio headset and medical device markets.  We had no activity related to Medtech in the six months ended July 1, 2011. We reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for the three and six months ended June 25, 2010.  Medtech’s loss before income taxes for the three and six months ended June 25, 2010 was approximately $0.2 million and $0.4 million, respectively, with no net sales in either period. We have no material continuing involvement with Medtech.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)	Divestitures, continued

MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam.  We had no activity related to MEMS in the six months ended July 1, 2011.  We reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for the three and six months ended June 25, 2010.  MEMS’ net sales and loss before income taxes for the three months ended June 25, 2010 were both less than $0.1 million.  MEMS’ net sales and loss before income taxes for the six months ended June 25, 2010 were less than $0.1 million and approximately $0.3 million, respectively.  We have no material continuing involvement with MEMS.

(3)           Financial statement details

The following are details of certain financial statement captions at July 1, 2011 and December 31, 2010:

	July 1, 2011	December 31, 2010
Inventory:
Finished goods	$16,778	$16,351
Work in process	6,238	6,896
Raw materials and supplies	13,650	12,494
	$36,666	$35,741

Accrued expenses and other current liabilities:
Income taxes payable	$5,400	$14,828
Accrued compensation	11,399	13,054
Other accrued liabilities	30,360	26,720
	$47,159	$54,602

During the first quarter of 2011, a majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange.  During the three and six months ended July 1, 2011, the subsidiary purchased approximately $.4 million and $4.1 million, respectively, of its own common stock using its cash on hand.  These purchases were accounted for as equity transactions, and the difference between the book value and fair value of the stock acquired of approximately $0.4 million was credited to our additional paid-in capital.

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

Prior to 2011, we had goodwill on our Consolidated Balance Sheets subject to an annual impairment review.  The annual review of our indefinite-lived intangible assets was performed in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment existed, to determine if the carrying amount of these intangible assets were impaired.  The impairment review process compares the fair value of each reporting unit, where goodwill resided, with its carrying value.  If the net book value of the reporting unit exceeded its fair value, we would perform the second step of the impairment test that required an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge was recognized only when the implied fair value of a reporting unit’s goodwill was less than its carrying amount.  Our impairment review incorporated both an income and comparable-companies market approach to estimate potential impairment.  We believe the use of multiple valuation techniques resulted in a more accurate indicator of the fair value of each reporting unit, rather than the use of only an income approach.

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

The following is a summary of our intangible assets at July 1, 2011 and December 31, 2010 (in thousands):

	July 1, 2011	December 31, 2010
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Other	960	960
Total	6,260	6,260

Accumulated amortization:
Customer relationships	(2,132)	(1,897)
Technology	(1,651)	(1,178)
Other	(146)	(128)
Total	(3,929)	(3,203)

Net intangible assets subject to amortization	2,331	3,057

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$4,931	$5,657

Amortization expense was approximately $0.7 million and $1.4 million for the six months ended July 1, 2011 and June 25, 2010, respectively.  The decrease in the amortization expense from the six months ended June 25, 2010 to the six months ended July 1, 2011 was primarily the result of lower amortizing intangibles due to impairment charges recorded during 2010.

The weighted average life of our finite intangible assets is approximately 1.9 years as of July 1, 2011.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2012	$539
2013	$539
2014	$68
2015	$68
2016	$68

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Income taxes

At July 1, 2011, we had approximately $12.8 million of unrecognized tax benefits, $6.2 million of which are classified as other long-term liabilities and are not expected to be realized within the next 12 months.  All of these tax benefits would affect our effective tax rate, if recognized.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of July 1, 2011, we have $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.  The amount accrued for interest and/or penalties decreased approximately $0.9 million from the year ended December 31, 2010 as a result of the release of a non-U.S. tax reserve during the six months ended July 1, 2011.  The release of the reserve and related accrued interest and/or penalties was due to the dissolution of a non-U.S. legal entity which we no longer operate.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2006 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from two to 10 years.

The effective tax rate for the six months ended July 1, 2011 was a benefit of 38.2% compared to a benefit of 0.4% for the six months ended June 25, 2010.  The increase in the effective tax benefit was due to the absence of the goodwill impairment charges that reduced the 2010 tax benefit and the release of a non-U.S. tax reserve in 2011. These increases to the tax benefit were partially offset by restructuring charges incurred in lower tax rate jurisdictions during the six months ended July 1, 2011.

During the three months ended July 1, 2011, we paid $1.9 million related to an audit of one of our foreign subsidiaries’ income tax filings. Settlement of this matter may result in additional payments of as much as $4.4 million.  This amount has been fully accrued for as of July 1, 2011, however, we do not anticipate additional payments related to this matter until 2012.

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

Our net periodic benefit income (expense) was less than $0.1 million of income and less than $0.1 million of expense for the six months ended July 1, 2011 and June 25, 2010, respectively. In the six months ended July 1, 2011, we contributed less than $0.1 million to our defined benefit plans.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  However, a partial plan termination would only result in a cash payment to fund our plan and will not directly result in additional expenses.  We are continuing to have discussions with the PBGC on this matter.

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.   The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S. patents related to an electronic surface mount package and is seeking injunctive relief and damages.   Discovery has been completed and summary judgment motions are now pending.  A trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff.  However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  We are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics.  Although we are not familiar with the specific details of these cases or the plaintiffs' claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case. During the six months ended July 1, 2011 and June 25, 2010, we incurred approximately $0.7 million and $1.2 million of legal expenses, respectively, related to this matter.

In March 2011, we received an unsolicited proposal from Bel Fuse Inc. (“Bel Fuse”) to acquire all of our outstanding shares for $6.00 per share.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders, and other constituents.  Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse director nominees were not elected to our board.

During the six months ended July 1, 2011, we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors.  We do not expect to incur significant additional fees or similar costs related to this matter.

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

Holders of our convertible notes may convert their shares to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate.  The initial conversion rate for the notes is approximately 156.64 shares of common stock per $1,000 in principal amount of notes.  The initial conversion price is approximately $6.38 per share of common stock.  The conversion rate is subject to change upon the occurrence of specified normal and customary events as defined by the indenture, such as stock splits or stock dividends, but will not be adjusted for accrued interest.  In addition, subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   We are not permitted to redeem the notes prior to maturity.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt, continued

On July 1, 2011, we had a senior revolving credit facility that provided for $100.0 million of borrowings in U.S. dollars, euro or yen, with a multi-currency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million.  We had approximately $42.2 million of borrowings outstanding and two standby letters of credit outstanding in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.

The weighted-average interest rate on our credit facility borrowings for the three and six months ended July 1, 2011 including the credit margin spread was approximately 1.7%.  Average borrowings outstanding on our senior revolving credit facility during the three and six months ended July 1, 2011 were approximately $41.4 million.

On August 5, 2011, we amended our senior revolving credit facility.    The revised terms included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million, an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  The maturity date of the facility continues to be February 28, 2013.

We expect to pay total fees and expenses of approximately $1.2 million in connection with the amendment.

Interest: Under the amendment, the fee on the unborrowed portion of the commitment ranges from 0.40% to 0.50% of the total commitment, depending on the following total debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Commitment fee percentage
Less than 1.50	0.40%
Less than 2.25	0.40%
Less than 3.00	0.45%
Less than 4.00	0.50%
Less than 5.00	0.50%
Greater than 5.00	0.50%

The credit margin spread on the outstanding borrowings ranges from 3.25% to 4.50% depending on the following total debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Credit margin spread
Less than 1.50	3.25%
Less than 2.25	3.50%
Less than 3.00	3.75%
Less than 4.00	4.00%
Less than 5.00	4.25%
Greater than 5.00	4.50%

In calculating the total debt-to-EBITDA ratio, the total debt includes the debt outstanding under the credit facility and the convertible senior notes.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt, continued

Debt covenants:  We revised the EBITDA definition used in the calculation of the leverage and fixed charges covenants to include restructuring cost addbacks in 2011 and 2012 and have amended our covenant levels.

Outstanding borrowings under our credit facility are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  These covenants require the calculation of a rolling four quarter EBITDA according to the definition prescribed by the amended senior revolving credit facility agreement.

Our fixed charges covenant requires that our EBITDA be equal to or greater than the following levels:

Quarter ended	Level
September 30, 2011	1.10 times fixed charges
December 30, 2011	0.75 times fixed charges
March 30, 2012	1.10 times fixed charges
June 29, 2012 and thereafter	1.50 times fixed charges

Our leverage covenant requires that our total debt outstanding, excluding our senior convertible notes, is not to exceed the following levels:

Quarter ended	Level
September 30, 2011	3.75 times EBITDA
December 30, 2011	6.00 times EBITDA
March 30, 2012	3.50 times EBITDA
June 29, 2012	3.00 times EBITDA
September 28, 2012	2.25 times EBITDA
December 28, 2012	2.00 times EBITDA

In addition, we will be required to comply with a minimum six month rolling EBITDA level as follows:

Quarter ended	Level
September 30, 2011	$6.00 million
December 30, 2011	$8.25 million
March 30, 2012	$9.50 million
June 29, 2012	$13.50 million
September 28, 2012	$15.00 million
December 28, 2012	$15.50 million

Borrowing base, capital expenditures and dividend payments:  We have agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain unrestricted cash of $15.0 million, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.  We have also agreed to limit our capital expenditures to the following levels:

Period	Capital expenditure level
Six months ended December 30, 2011	$13.5 million
Six months ended June 29, 2012	$8.5 million
Six months ended December 28, 2012	$10.0 million

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)	Debt, continued

The amended senior revolving credit facility also has other customary and normal provisions.  Multiple subsidiaries, both domestic and international, have guaranteed obligations specified by our senior revolving credit facility agreement.  Also, certain domestic and international subsidiaries have pledged shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.  As of July 1, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

(9)	Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  The following table presents the amount of stock-based compensation expense included in our Consolidated Statements of Operations for the three and six months ended July 1, 2011 and June 25, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Restricted Stock	$431	$442	$683	$910
Stock options	250	62	419	62
Total stock-based compensation included in:
Selling, general and administrative expenses	497	504	918	972
Severance, impairment and other associated costs	184	--	184	--
Income tax benefit	(238)	(176)	(386)	(340)
Total after-tax stock-based compensation expense	$443	$328	$716	$632

Restricted stock:   The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years. Cash awards, which have been made in the past, were intended to assist recipients with their resulting personal tax liability, were based on the market value of the shares and were accrued over the vesting period.  If the recipient made an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award was generally fixed based on the value of the awarded stock on the grant date.  If the recipient did not make the election under Section 83(b), the expense related to the cash award would fluctuate based on the current market value of the shares, subject to limitations set forth in our restricted stock plan.  The Company does not expect to make cash awards in the future.  A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 31, 2010	420	$6.69
Granted	120	$4.99
Vested	(144)	$6.11
Forfeited/cancelled	(38)	$4.65
Nonvested at July 1, 2011	358	$6.57

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(9)	Stock-based compensation, continued

As of July 1, 2011, there was approximately $1.2 million of unrecognized compensation costs related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock options:  Stock options are granted at no cost to the employee and, under our incentive compensation plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally vest equally over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	157	$7.41
Granted	929	$5.36
Exercised	(1)	$3.72	$1
Forfeited/cancelled	(53)	$4.67
Outstanding as of July 1, 2011	1,032	$5.71	8
Exercisable at July 1, 2011	70	$11.14	--

The per share weighted average fair value of stock options granted during 2011 was calculated as $3.02 on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

2011
Dividend yield	1.9%
Volatility	79.9%
Risk-free interest rate	2.0%
Expected life (years)	4.8

Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as a cash inflow from financing.   There was no effect of excess tax benefits on the current or prior year net cash used in or provided by operating activities or the net cash used in or provided by financing activities.   During the six months ended July 1, 2011, there were 900 stock options exercised, however we have not realized any excess tax benefits in connection with the exercise of these stock options due to the fact that we have recorded a net loss in the period.   In the six months ended June 25, 2010, there were no stock options exercised.   There have been no amounts of stock-based compensation cost capitalized into inventory or other assets during the six months ended July 1, 2011 or June 25, 2010.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Per share amounts

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of our stock options, by grant, are greater than the actual price of a share of our common stock as of the end of the period, those common share equivalents are anti-dilutive and we exclude them from the calculation of diluted earnings per share. There were approximately 20,000 common share equivalents for the three months ended June 25, 2010. As we had net losses in the three and six months ended July 1, 2011 and in the six months ended June 25, 2010, we did not include any common stock equivalents in our calculation of diluted loss per share. There were approximately 1.0 million and 0.4 million stock options outstanding as of July 1, 2011 and June 25, 2010, respectively.  Also, we had unvested restricted shares outstanding of approximately 0.4 million and 0.5 million as of July 1, 2011 and June 25, 2010, respectively.

The dilutive effect of our convertible senior notes is included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to net earnings for the period and the total shares that would be converted, if the notes were settled at the end of the period, are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.  For both the three and six months ended July 1, 2011 and June 25, 2010, the effects of the convertible notes were anti-dilutive and excluded from our per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for the three and six months ended July 1, 2011 and June 25, 2010 and there were no significant differences in the per share amounts calculated under the two methods.  Therefore, we have not presented the reconciliation of earnings per share under the two class method for any period presented.

Earnings (loss) per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
Net loss from continuing operations	$(4,461)	$(2,482)	$(9,450)	$(38,026)
Net earnings (loss) from discontinued operations	--	2,908	612	(15,168)
Net (earnings) loss attributable to non-controlling interest	44	290	92	597
Net earnings (loss) attributable to Pulse Electronics Corporation	$(4,505)	$136	$(8,930)	$(53,791)

Basic and diluted loss per share:
Shares	41,153	40,916	41,186	40,922
Continuing operations	$(0.11)	$(0.07)	$(0.23)	$(0.94)
Discontinued operations	--	0.07	0.01	(0.37)
Per share amount	$(0.11)	$--	$(0.22)	$(1.31)

Diluted earnings (loss) per share:
Shares	41,153	40,936	41,186	40,922
Continuing operations	$(0.11)	$(0.07)	$(0.23)	$(0.94)
Discontinued operations	--	0.07	0.01	(0.37)
Per share amount	$(0.11)	$--	$(0.22)	$(1.31)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs

We continue to simplify our operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to the impairment of long-lived assets, represent severance benefits for terminated employees, including both those related to our manufacturing and those that provide selling, general and administrative services. Also, the eliminated costs include depreciation from disposed equipment and rental payments from the termination of lease agreements. During the six months ended July 1, 2011, we incurred a charge of $10.6 million for a number of cost reduction actions approved by management.  These charges include severance and related costs of $10.4 million and a $0.2 million write-down of a manufacturing facility to its fair value.

Of the $10.4 million severance charge incurred during the six months ended July 1, 2011, approximately $2.6 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and is expected to be completed by the third quarter of 2011.   Approximately 30 employees have been or will be severed under this program.

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our Chinese manufacturing plants, which we expect to complete by the end of our fiscal 2011 year.   During the six months ended July 1, 2011, we incurred approximately $5.0 million of severance and $0.2 million of a write-down of a manufacturing facility to its fair value.  These costs were primarily related to two plant closures in China and reductions in staff at other facilities in China as we shift manufacturing to lower cost facilities. There were approximately 1,800 employees of our direct labor severed under this program.

During 2010, we decided to withdraw from Wireless’ audio components business.  In the first quarter of 2011, we initiated a restructuring program to shutdown our audio operations, which was also materially completed during the first quarter of 2011.  Related to this program, we incurred approximately $0.9 million of severance and other closure fees during the six months ended July 1, 2011, which was primarily for the severance of approximately 25 employees.

We expect that cash payments resulting from these severance charges incurred during the six months ended July 1, 2011 will be completed within approximately one year.

The change in our accrual related to severance and other associated costs is summarized as follows (in millions):

Balance accrued at December 31, 2010	$0.6

Net expense during the six months ended July 1, 2011	10.4
Severance payments	(4.6)
Other associated costs	(0.1)

Balance accrued at July 1, 2011	$6.3

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risk.  While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the six months ended July 1, 2011, we utilized forward contracts to sell forward euro to receive Chinese renminbi. These contracts were used to mitigate the risk of currency fluctuations in our Chinese operations.  At July 1, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through the use of Level 2 fair value inputs as defined in ASC Topic 815.  During the six months ended July 1, 2011 and June 25, 2010, no financial instruments were designated as hedges.

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in thousands):

Consolidated Balance Sheets (Liability derivative)

Derivatives	Classification	July 1, 2011	December 31, 2010
Foreign exchange forward contracts	Accrued expenses and Other current liabilities	$(0.2)	$(0.5)

	Total:	$(0.2)	$(0.5)

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in thousands):

Consolidated Statements of Operations (Unrealized/realized (losses)/gains)
		Three months ended		Six months ended
Derivatives	Classification	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Foreign exchange forward contracts	Other (expense) income, net	$(0.2)	$0.8	$(0.5)	$1.6

	Total:	$(0.2)	$0.8	$(0.5)	$1.6

During the six months ended July 1, 2011, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

We categorize our financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1–	Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2–
Financial assets and liabilities whose values are based on quoted prices in markets that are not active or a valuation using model inputs that are observable for substantially the full term of the asset or liability.

Level 3–
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions and judgments when pricing the asset or liability.

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of July 1, 2011 (in millions):

	July 1, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Other (1)	$(0.2)	$--	$(0.2)	$--
Total	$(0.2)	$--	$(0.2)	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of July 1, 2011, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $43.0 million and the estimated fair value of our convertible senior notes was approximately $49.1 million, as determined through the use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

During the six months ended July 1, 2011, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

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

Our segments’ net sales and operating loss excluding severance, impairment and other associated costs  and costs related to unsolicited takeover attempt for the three and six months ended July 1, 2011 and June 25, 2010 were as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales:
Network	$43,391	$60,845	$85,935	$104,219
Power	38,668	32,819	70,567	58,299
Wireless	12,699	22,809	26,295	46,815
Total net sales	$94,758	$116,473	$182,797	$209,333

Loss from continuing operations before income taxes:
Network	$1,278	$8,368	$1,687	$10,646
Power	3,399	1,625	3,927	246
Wireless	(3,559)	(3,814)	(7,613)	(7,819)
Operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt	$1,118	$6,179	$(1,999)	$3,073

Severance, impairment and other associated costs	3,867	3,767	10,623	31,094
Costs related to unsolicited takeover attempt	1,486	--	1,916	--
Operating profit (loss)	(4,235)	2,412	(14,538)	(28,021)

Interest expense, net	(1,158)	(1,272)	(2,451)	(2,621)
Other income (expense), net	167	(1,625)	1,709	(7,529)

Loss from continuing operations before income taxes	$(5,226)	$(485)	$(15,280)	$(38,171)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(14)	Subsequent events

On August 5, 2011, we amended our senior revolving credit facility.  Refer to Note 8, Debt, for additional information regarding the amended terms.

In August 2011, we also made the decision to suspend payment of dividends following a dividend payment to be made in the quarter ended December 30, 2011.  We believe use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program, and to implement a new enterprise resource planning (“ERP”) system.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.   Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on pages 37 through 44.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

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

Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the period ended December 31, 2010 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

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

Technology and strategic investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to advanced three dimensional antenna equipment which are used to produce the next-generation of our Wireless products.  We have also committed capital to automate certain manual manufacturing processes and to implement an enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service. In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

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

During the six months ended July 1, 2011, we incurred expenses of $10.6 million for a number of cost reduction actions approved by our management. These charges include severance and related costs of $10.4 million and a $0.2 million write-down of a manufacturing facility to its fair value.  During the six months ended June 25, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired.  Also, we recorded a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

Divestitures. We complete divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  For example, we divested the European and Asian businesses of our former Electrical contact products segment in September 2010 for net proceeds of approximately $53.3 million.  Also, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements during January 2010.  We have had no continuing material involvement with any of our divested operations after each respective sale.

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

International operations. At July 1, 2011, we had manufacturing operations in the United States of America and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. For example, sales in certain divisions of Power and Wireless are denominated primarily in renminbi and euro.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase foreign exchange forward contracts and/or currency options.  These contracts provide a predetermined exchange rate or range of rates at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuation from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At July 1, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through the use of Level 2 fair value inputs as defined in ASC Topic 815.  These contracts were used to mitigate the risk of currency fluctuations at our Chinese operations.

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

Results of Operations

Three months ended July 1, 2011 compared to the three months ended June 25, 2010

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended
	July 1,	June 25,	Change	Change	Results as % of net sales
	2011	2010	$	%	2011	2010
Net sales	$94,758	$116,473	$(21,715)	(18.6)%	100.0%	100.0%
Cost of sales	72,385	85,605	13,220	15.4%	(76.4)%	(73.5)%
Gross profit	22,373	30,868	(8,495)	(27.5)%	23.6%	26.5%

Selling, general and administrative expenses	21,255	24,689	3,434	13.9%	(22.4)%	(21.2)%
Severance, impairment and other associated costs	3,867	3,767	(100)	(2.7)%	(4.1)%	(3.2)%
Costs related to unsolicited takeover attempt	1,486	--	(1,486)	100%	(1.6)%	--
Operating profit (loss)	(4,235)	2,412	(6,647)	(275.6)%	(4.5)%	(2.1)%

Interest expense, net	(1,158)	(1,272)	114	(9.0)%	(1.2)%	(1.1)%
Other income (expense), net	167	(1,625)	1,792	(110.3)%	0.2%	(1.4)%

Loss from continuing operations before income taxes	(5,226)	(485)	(4,741)	977.5%	(5.5)%	(0.4)%

Income tax expense (benefit)	(765)	1,997	2,762	138.3%	0.8%	(1.7)%

Net loss from continuing operations	(4,461)	(2,482)	(1,979)	79.7%	(4.7)%	(2.1)%

Net earnings (loss) from discontinued operations	--	2,908	(2,908)	(100.0)%	--	(2.5)%

Net earnings (loss)	$(4,461)	$426	$(4,887)	(1,147.2)%	(4.7)%	0.4%

Net sales. Our consolidated net sales decreased by 18.6% primarily as a result of the decline in sales of our wireless products in the mobile handset market, which continues to be negatively impacted by the loss of certain business with a major handset OEM customer due to a sourcing change. We also experienced lower demand in Network due to lower industry demand and the utilization of remaining inventory purchased by certain customers during 2010.  These declines were partially offset by growth in the sales of Power’s automotive and military and aerospace products and an increase in sales to new antenna customers by Wireless.

Net sales for our three segments for the three months ended July 1, 2011 and June 25, 2010 were as follows (in thousands):

	July 1, 2011	June 25, 2010
Network	$43,391	$60,845
Power	38,668	32,819
Wireless	12,699	22,809
Net sales	$94,758	$116,473

 Gross profit. Our consolidated gross margin for the three months ended July 1, 2011 was 23.6% as compared to 26.5% for the three months ended June 25, 2010.  The decrease in our gross profit during the three months ended July 1, 2011 was primarily the result of lower demand in Network and Wireless, higher wage rates, higher raw material costs, and lower pricing for certain Network products. Partially offsetting these decreases to our gross profit were increased demand in Power products and continued migration of our manufacturing to lower-cost existing facilities located in central China.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased by $3.4 million primarily due to prudent expense management in light of lower sales in Wireless and Network and the early benefits of expense reduction actions announced earlier this year.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended July 1, 2011 and June 25, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$6,935	$7,282
Percentage of sales	7.3%	6.3%

Our RD&E spending tends to develop at a rate which is less dramatic than our sales changes.  Due to decreased sales levels experienced in the three months ended July 1, 2011, our RD&E as a percentage of sales increased.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.  Also, included in RD&E expense for both the three months ended July 1, 2011 and June 25, 2010 was approximately $0.1 million and $0.5 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.  Refer to further discussion in Note 7, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended July 1, 2011, we incurred a charge of $3.9 million for a number of cost reduction actions approved by management. These charges are for severance and related payments.

During the three months ended June 25, 2010, we determined that a $3.6 million technology asset related to our audio products was impaired as a result of our decision to begin considering alternatives to withdraw from the audio market. Additionally we incurred a charge of $0.2 million related to a program initiated in 2010 to reorganize our wireless group’s operation in Finland and China.

Interest.  Net interest expense was consistent between the three months ended July 1, 2011 and June 25, 2010, which reflects comparable average debt levels related to our continuing operations for both periods.

Other.  Net other income (expense) is primarily attributable to our net foreign exchange activity related to changes in the varying currencies of our intercompany lending program.   During the three months ended July 1, 2011 and June 25, 2010, we recorded net foreign currency losses of approximately $0.1 million and $1.7 million, respectively.  The decreased exposure in foreign currency changes from June 25, 2010 to July 1, 2011 was the result of continued simplification efforts and the reduction of legal entities.

Income taxes.  For the three months ended July 1, 2011, we recorded a tax benefit of $0.8 million compared to a tax expense of $2.0 million for the three months ended June 25, 2010.  The increase in our benefit was primarily due to the absence of the non-deductible goodwill impairment charges that reduced the 2010 tax benefit, partially offset by higher restructuring charges incurred in lower rate tax jurisdictions during the three months ended July 1, 2011.

Discontinued operations.   Net earnings from discontinued operations was $2.9 million in the three months ended June 25, 2010 and relates to Electrical’s operations in Europe and Asia.  This business was divested in 2010.

A summary of our net earnings (loss) from each of our discontinued operations for the three months ended July 1, 2011 and June 25, 2010 is as follows (in thousands):

	Three months ended
	July 1, 2011	June 25, 2010
Electrical	$--	$3,143
Medtech	--	(201)
MEMS	--	(34)
Total	$--	$2,908

Results of Operations

Six months ended July 1, 2011 compared to the six months ended June 25, 2010

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Six Months Ended
	July 1,	June 25,	Change	Change	Results as % of net sales
	2011	2010	$	%	2011	2010
Net sales	$182,797	$209,333	$(26,536)	(12.7)%	100.0%	100.0%
Cost of sales	142,000	158,873	16,873	10.6%	(77.7)%	(75.9)%
Gross profit	40,797	50,460	(9,663)	(19.1)%	22.3%	24.1%

Selling, general and administrative expenses	42,796	47,387	4,591	9.7%	(23.4)%	(22.6)%
Severance, impairment and other associated costs	10,623	31,094	20,471	65.8%	(5.8)%	(14.9)%
Cost related to unsolicited takeover attempt	1,916	--	(1,916)	100.0%	(1.0)%	--
Operating loss	(14,538)	(28,021)	13,483	(48.1)%	(8.0)%	(13.4)%

Interest expense, net	(2,451)	(2,621)	170	(6.5)%	(1.3)%	(1.3)%
Other income (expense), net	1,709	(7,529)	9,238	(122.7)%	0.9%	(3.6)%

Loss from continuing operations before income taxes	(15,280)	(38,171)	22,891	(60.0)%	(8.4)%	(18.2)%

Income tax (benefit) expense	(5,830)	(145)	5,685	(3,920.7)%	3.2%	0.1%
Net loss from continuing operations	(9,450)	(38,026)	28,576	(75.1)%	(5.2)%	(18.2)%

Net income (loss) from discontinued operations	612	(15,168)	15,780	(104.0)%	0.3%	(7.2)%

Net loss	$(8,838)	$(53,194)	$44,356	(83.4)%	(4.8)%	(25.4)%

Net Sales.  Our consolidated net sales decreased by 12.7% in the six months ended July 1, 2011 as compared to the prior year period primarily as a result of the decline in Network sales due to lower industry demand,  utilization of inventory purchased by certain customers in 2010, and due to sales of our wireless products in the mobile handset market, which continue to be negatively impacted by the loss of certain business with a major OEM customer due to a sourcing change. The foreign currency effect on our US dollar reported sales were neutral when comparing the results for the six months ended July 1, 2011 and June 25, 2010.

Net sales for our three segments for the six months ended July 1, 2011 and June 25, 2011 were as follows (in thousands):

	July 1, 2011	June 25, 2010
Network	$85,935	$104,219
Power	70,567	58,299
Wireless	26,295	46,815
Net sales	$182,797	$209,333

Gross profit.  Our consolidated gross margin for the six months ended July 1, 2011 was 22.3% as compared to 24.1% for the six months ended June 25, 2010. The decrease in our gross profit during the six months ended July 1, 2011 was primarily the result of lower demand in Network and Wireless, higher wage rates, higher raw material costs, and price concessions for certain Network products. Partially offsetting these decreases to our gross profit was increased demand in Power products and the continued migration of our manufacturing to existing facilities located in lower cost areas in central China.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased $4.6 million primarily due to prudent expense management in light of lower sales in Wireless and Network and the early benefits of expense reduction actions announced earlier this year.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the six months ended July 1, 2011 and June 25, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$14,505	$14,771
Percentage of sales	7.9%	7.1%

Our RD&E spending tends to develop at a rate which is less dramatic than our sales changes. Due to decreased sales levels experienced in the six months ended July 1, 2011, our RD&E as a percentage of sales increased. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity. Also, included in RD&E expense for both the six months ended July 1, 2011 and June 25, 2010 was approximately $0.7 million and $1.2 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.  Refer to further discussion in Note 7, Commitments and contingencies.

Severance, Impairment and Other Associated Costs.  During the six months ended July 1, 2011, we incurred expenses of $10.6 million for a number of cost reduction actions approved by management. These charges include severance and related payments of $10.4 million and a $0.2 million write down of a manufacturing facility to its fair value.

During the six months ended June 25, 2010, we determined that approximately $29.7 million of our wireless group’s goodwill and identifiable intangible assets were impaired, including $3.6 million of patented technology related to our audio products. Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions, which included severance and related payments of $1.0 million and fixed asset impairments of $0.4 million. The impaired assets primarily included machinery and equipment that was unable to be repaired.

Interest.  Net interest expense was consistent between the six months ended July 1, 2011 and June 25, 2010, which reflects comparable average debt levels related to our continuing operations for both periods. During the six months ended June 25, 2010, interest on our outstanding loans and amortization of capitalized loan fees related to our senior revolving credit facility were allocated between continuing operations and discontinued operations on a pro rata basis, based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding.

Other.  Other income for the six months ended July 1, 2011 was primarily attributable to the reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition and, also, net foreign currency gains of approximately $0.4 million. The primary components of other expense during the six months ended June 25, 2010 were net foreign currency losses of approximately $7.6 million, which were primarily related to changes in the varying currencies of our intercompany lending program. The decreased exposure in foreign currency changes from June 25, 2010 to July 1, 2011 was the result of continued simplification efforts and the reduction of legal entities.

Income Taxes.  The effective tax rate for the six months ended July 1, 2011 was a tax benefit of 38.2% compared to a benefit of 0.4% for the six months ended June 25, 2010.  The increase in our benefit was primarily due to the absence of the non-deductible goodwill impairment charges that reduced the 2010 tax benefit and the release of a non-U.S. tax reserve in the six months ended July 1, 2011. The release was due to actions we are taking to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity which we no longer operate.  These favorable changes were partially offset by higher restructuring charges incurred in lower tax rate jurisdictions during the six months ended July 1, 2011.

Discontinued Operations.   Net earnings from discontinued operations was approximately $0.6 million during the six months ended July 1, 2011 as compared to a loss of approximately $15.2 million in the six months ended June 25, 2010.   In the six months ended July 1, 2011, we recorded a charge to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical. During the six months ended June 25, 2010, we recorded a charge to reflect updated estimates of the net proceeds we expected to receive upon disposition of the remaining operations of Electrical.

A summary of our net loss from each of our discontinued operations for the six months ended July 1, 2011 and June 25, 2010 is as follows (in thousands):

	Six Months Ended
	July 1, 2011	June 25, 2010
Electrical	$612	$(14,454)
Medtech	--	(431)
MEMS	--	(283)
Total	$612	$(15,168)

Business Outlook

Our levels of net sales, customer portfolio and product mix have a significant impact on our gross margin, results of operations and cash flow.    Specifically, we experienced consolidated sales and operating performance during 2011 which were lower than 2010 levels.    This was primarily a result of decreased sales volume across Wireless and Network.  In addition, higher costs resulted from wage rates and material costs.      To address these issues, we continue to focus on transitioning our manufacturing from locations with higher wage rates, such as those in southern-China, to lower-cost areas in the central regions of China. Also, we implemented overall price increases where possible to combat rising material costs and increasing minimum wage rates.    We continue to gain design wins with new Wireless OEM’s and further our existing relationships with other Wireless customers in an effort to address the declining segment revenues caused by the loss of the majority of our sales from a former major handset OEM customer due to the customer’s decision to make a sourcing change.      Also, our efforts toward streamlining our overall general and administrative expenses to achieve an optimal level of spending that is appropriate for the size and structure of our company have been initially evidenced by the lower expenses incurred during the three and six months ended July 1, 2011.    However, we remain focused on reducing our general and administrative expenses, and expect to experience further improvements during 2011 and 2012.    Finally, we plan to enhance our information technology capabilities by implementing a new ERP system.    We believe that the ERP will enable us to realize working capital efficiencies, streamline our operations and enable us to further reduce our overall cost structure.

We continue to commit resources to the development of new technologies and products that have higher forecasted margins, to the automation of certain manufacturing processes and to the expansion of our international sales, marketing and engineering teams in regions closest to our customers.    Also, we plan on continuing to adjust our marketing and engineering efforts at Wireless in order to increase revenue streams from a more diverse base of customers.    Our focus will be on Wireless products with higher forecasted margins, while shifting from those markets where we expect limited returns. For example, we decided to eliminate the audio components business to streamline our operations and focus on those Wireless products that are forecasted with better returns.

Liquidity and Capital Resources

Our working capital as of July 1, 2011 was $47.9 million, compared to $51.3 million as of December 31, 2010.  The decrease of $3.4 million was primarily due to a decline in accounts receivable and an increase in accounts payable, which were partially offset by a decrease in accrued expenses and other current liabilities. Cash and cash equivalents declined $0.3 million from $35.9 million as of December 31, 2010 to $35.6 million as of July 1, 2011.

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

Net cash used in operating activities was $2.0 million for the six months ended July 1, 2011 as compared to net cash provided by operating activities of $15.8 million in the comparable period of 2010, a decrease of $17.8 million. The decline was primarily attributable to a net decrease in cash provided by working capital changes in the first six months of 2011 as compared to the same period in 2010 and higher net operating losses, excluding goodwill and intangible asset impairments, incurred in 2011 as compared to the same period of 2010.  Although we experienced a net operating cash outflow during the six months ended July 1, 2011, we believe we will have appropriate liquidity to support our operations in the future.

Capital expenditures were $4.7 million during the six months ended July 1, 2011 and $3.2 million for the six months ended June 25, 2010.  The increase of $1.5 million was due to a focus in the first half of 2011 to expand new investment to programs which we believe are essential to our future growth, primarily related to our wireless and network segments. We make capital expenditures to invest in new products, expand production capacity and to improve our operating efficiency.  We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We made $2.1 million of dividend payments during the six months ended July 1, 2011. On August 9, 2011, we announced a quarterly cash dividend of $0.025 per common share, payable on October 21, 2011 to shareholders of record on October 7, 2011.  The quarterly dividend will result in a cash payment to shareholders of approximately $1.0 million during the fourth quarter of 2011.    However, we do not anticipate that we will make dividend payments in subsequent periods.  We believe that use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program and to implement a new ERP system.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  However, a partial plan termination would result in a cash payment to fund our plan and will not directly result in additional expenses.  We are continuing discussions with the PBGC on this matter.

On July 1, 2011, we had a senior revolving credit facility that provided for borrowings not to exceed $100.0 million in U.S. dollars, euros and yen, with a multicurrency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million. We had approximately $42.2 million of borrowings outstanding under the credit facility as of July 1, 2011 and two standby letters of credit outstanding in the aggregate amount of $1.5 million securing transactions entered into in the ordinary course of business.  The average borrowings outstanding on our senior credit facility during both the three and six months ended July 1, 2011 was approximately $41.4 million.  As of July 1, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

While we were in compliance with our debt covenants, in order to continue  execution on our strategic priorities, we amended our senior revolving credit facility on August 5, 2011.  We worked closely with the banks to ensure that the amended credit facility provides us with the additional flexibility we need to continue making progress on our strategic turnaround plan.  These revisions included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million, an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  The maturity date of the facility continues to be February 28, 2013.

We expect to pay total fees and expenses of approximately $1.2 million in connection with the amendment.

Under the amended credit facility, the fee on the unborrowed portion of the commitment ranges from 0.40% to 0.50% of the total commitment and the credit margin spread on the outstanding borrowings ranges from 3.25% to 4.50%, depending on the total debt-to-EBITDA ratio.  In calculating the total debt-to-EBITDA ratio, the total debt includes debt outstanding under the credit facility and the convertible senior notes.

We must maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling 12-month EBITDA and a minimum rolling six-month EBITDA.  We revised the EBITDA definition used in the covenant calculations to include restructuring cost addbacks in 2011 and 2012 and have amended the covenant levels.   If we are unable to maintain the required EBITDA levels relative to our total debt or fixed charges and to the minimum levels required, we would default on our covenants.

We have also agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain unrestricted cash of $15.0 million, to limit our capital expenditures to specific levels in 2011 and 2012, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.

Refer to Note 8, Debt, to the Consolidated Financial Statements for further details regarding the amended credit facility.

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.   The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringed certain U.S, patents related to an electronic surface mount package and is seeking injunctive relief and damages.   Discovery has been completed and summary judgment motions are now pending.  A trial date has not yet been scheduled.  We believe we have complete defenses to all claims asserted and therefore have no liability to the plaintiff. However, the plaintiff has produced expert reports asserting infringement and liability in the amount of $34.3 million, plus trebling and attorneys fees, and a judgment in favor of the plaintiff may have a material adverse effect on our consolidated financial position, results from operations and cash flows.  We are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least on of our competitors commenced a similar independent patent litigation against Halo Electronics.  Although we are not familiar with the specific details of these cases or the plaintiffs' claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics that the amount of damages that it has claimed our case.  During the six months ended July 1, 2011 and June 25, 2010, we incurred approximately $0.7 million and $1.2 million of legal expenses, respectively, related to this matter.

In March 2011, we received an unsolicited proposal from Bel Fuse to acquire all of our outstanding shares for $6.00 per share.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders and other constituents.    Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse nominees were not elected to our board.  During the six months ended July 1, 2011 we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors.  We do no not expect to incur significant additional fees or similar costs related to this matter.

During the three months ended July 1, 2011, we paid $1.9 million related to an audit of one of our foreign subsidiaries’ income tax filings.  Settlement of this matter may result in additional payments of as much as $4.4 million.  This amount has been fully accrued for as of July 1, 2011, however, we do not anticipate additional payments related to this matter until 2012.

On February 10, 2011, we announced that our corporate headquarters located in Trevose, Pennsylvania would be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation will occur during 2011 in connection with our actions to simplify and streamline our organizational structure. We estimate that we will incur approximately $3.1 million of total severance and other associated costs over the remainder of 2011 and 2012 related to the consolidation of our headquarters, which will generate an estimated annual cost savings of approximately $1.5 million once the transition is complete.  Cash payments resulting from the severance charges recorded in the six months ended July 1, 2011 will be completed within approximately one year.

We continue to streamline our administrative functions and lower our overall production costs.  As a result, we anticipate incurring further charges and cash payments for severance and other related adjustments throughout 2011.   As of August 10, 2011, these plans were not finalized or estimable and there has been no formal notification of further actions.

During the six months ended July 1, 2011, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  However, we amended our senior credit facility in August 2011 and expect total future interest payments under the amended credit facility and for the convertible senior notes to be $2.9 million for the remainder of 2011, $6.2 million in 2012, $3.9 million in 2013, and $3.5 million in 2014.

Considering the business issues mentioned above and other risks inherent in our company, we believe we have appropriate liquidity to fund our business requirements. This belief is primarily based on our current balances of cash and cash equivalents and our access to our amended credit facility.    At July 1, 2011, we were in compliance with all covenants of our credit facility agreement.    We believe that we will continue generating sufficient EBITDA in the foreseeable future to remain compliant with our debt covenants under the amended facility.

We believe that the combination of cash on hand and, if necessary, borrowings under our amended credit facility will be sufficient to satisfy our operating cash requirements. In addition, we may use internally generated funds or obtain additional borrowings or equity offerings for suitable acquisitions of businesses or assets.

Currently, a majority owned subsidiary holds approximately $10.3 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of July 1, 2011, there are no plans to repatriate funds held at this majority owned subsidiary.  Earlier in 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange and has purchased approximately $4.1 million of its own common stock using its cash on hand during the six months ended July 1, 2011.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to our majority-owned subsidiary and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements from time to time. We expect to reinvest a significant portion of cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, with the exception of earnings in the amount of $8.5 million, we have not provided for U.S. federal and state income and foreign withholding taxes on approximately $475.0 million of our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad.  If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

Our retained earnings are free from legal or contractual restrictions as of July 1, 2011, with the exception of approximately $29.8 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 2010.

Item 4:	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of July 1, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the six months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Refer to Note 7, Commitments and contingencies, on page 12 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1a	Risk Factors

Risk Factors are on page 37

Item 5	Other Information

Amended Credit Agreement

In order to continue to execute against our strategic priorities, on August 5, 2011 we amended our senior revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and a letter of credit issuer, and other lenders party thereto.  We worked closely with the banks to ensure that the amended credit facility provides us with the additional flexibility we need to continue making progress on our strategic turnaround plan.  These revisions included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million, an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  The maturity date of the facility continues to be February 28, 2013.

We expect to pay total fees and expenses of approximately $1.2 million in connection with the amendment.

Under the amended credit facility, the fee on the unborrowed portion of the commitment ranges from 0.40% to 0.50% of the total commitment and the credit margin spread on the outstanding borrowings ranges from 3.25% to 4.50%, depending on the total debt-to-EBITDA ratio.  In calculating the total debt-to-EBITDA ratio, the total debt includes debt outstanding under the credit facility and the convertible senior notes.

We must maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling 12-month EBITDA and a minimum rolling six-month EBITDA.  We revised the EBITDA definition used in the covenant calculations to include restructuring cost addbacks in 2011 and 2012 and have amended the covenant levels.   If we are unable to maintain the required EBITDA levels relative to our total debt or fixed charges and to the minimum levels required, we would default on our covenants.  As of July 1, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

We have also agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain unrestricted cash of $15.0 million, to limit our capital expenditures to specific levels in 2011 and 2012, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.

The foregoing summary of the amended senior revolving credit facility and all references in this Quarterly Report on Form 10-Q are not complete and are qualified in their entirety by reference to the complete text of the amended and restated credit agreement attached hereto as Exhibit 10.5(3). Investors and other persons not party to the agreement should not for any purpose rely on the covenants, representations, or warranties made in the agreement or consider them as statements of fact or as representing the current state of the Company's affairs.

Dividend Policy

In August 2011, we decided that following a quarterly dividend payment of $.025 per common share to be paid on October 22, 2011 to shareholders of record on October 7, 2011, we will not make dividend payments in subsequent periods.  We believe use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program, and to implement a new ERP system.

Changes in Officer Salaries

On August 8, 2011, the Company accepted the voluntary agreement of each of the following six members of senior management to a reduction in their annual base salaries by 10% each: our Chairman and Chief Executive Officer, Ralph Faison; our Senior Vice President and Chief Financial Officer, Drew Moyer; our Senior Vice President and Chief Operating Officer, Alan Benjamin; our Senior Vice President, Human Resources and Chief Information Officer John R. D. Dickson; our Senior Vice President, Sales and Marketing, John Houston; and our Senior Vice President, Production Operations, Roger Shahnazarian. In addition, the Board of Directors reduced the annual cash retainers and other fees payable to each non-employee member of the Board for service on the Board and its committees by 10%. The reduction in senior management salaries and Board compensation are retroactive to July 1, 2011. Reference is made to "Executive Employment Arrangements" and "Director Compensation" in the Company's most recent definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the "Commission") on April 7, 2011 for a description of the terms and conditions of the Company's employment agreements and compensation arrangements with its named executive officers (Messrs. Moyer, Benjamin and Shahnazarian) and non-employee directors, as well as the Current Report on Form 8-K filed with the Commission on January 7, 2011, regarding our employment arrangement with Mr. Faison, in each case before giving effect to the above-described compensation adjustments.

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 45

Item 1a	Risk Factors

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

We sometimes provide forecasts of future financial performance and liquidity.  The risks and uncertainties described under “Risk Factors” as well as other risks identified from time to time in other Securities and Exchange Commission reports, registration statements and public announcements, among others, should be considered in evaluating our prospects for the future.  We undertake no obligation to release updates or revisions to any forward-looking statement, whether as a result of new information, future events or otherwise.

The following factors represent what we believe are the major risks and uncertainties in our business and are listed in no particular order.  These risks are not the only ones that we face.  Additional risks not presently or fully known to us or that we currently deem immaterial may also impair our business operations.

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

Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits or cash flows.

A decrease in the availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

•	base metals such as copper;
•	ferrite cores;
•	plastics and plastic resins; and
•	rare earth metals.

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

We manufacture, assemble, and sell our products in various regions of the world and export and import these products to and from a large number of countries.  Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthen as compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited derivative transactions, including foreign currency forward contracts, which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

Currently, a majority owned subsidiary holds approximately $10.3 million of our consolidated cash and cash equivalents.  Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of July 1, 2011, there are no plans to repatriate funds held at this majority owned subsidiary.  During 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange and purchased approximately $4.1 million of its own common stock using its cash on hand.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

As of July 1, 2011, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $29.8 million of subsidiary retained earnings, primarily in China that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in China, up to a maximum amount equal to 50% of the total capital we have invested.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.

Losing the services of our executive officers or other highly qualified and experienced employees could adversely affect our businesses.

Our success depends upon the contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace.  We must also attract and maintain experienced and highly skilled engineering, sales and marketing, finance and manufacturing personnel.  Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of these key employees or cannot attract and retain other qualified personnel, our businesses could be adversely affected.

In 2011, we announced that our corporate headquarters, previously located in Trevose, Pennsylvania, would be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation is occurring during 2011 in connection with our actions to simplify and streamline our company’s organizational structure. We are currently increasing the staff at our San Diego headquarters to address those positions for employees who will not relocate and, also, are undergoing transitions for certain positions where replacements have already been identified.

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

We were in compliance with the existing covenants of our credit agreement as of July 1, 2011.  Outstanding borrowings under this agreement were $42.2 million at July 1, 2011.  While we were in compliance with our debt covenants, in order to continue execution on our strategic priorities, we amended our credit agreement on August 5, 2011.  We worked closely with the banks to ensure that the amended credit facility provides us with the additional flexibility we need to continue making progress on our strategic turnaround plan.  These revisions included a reduction in the borrowings permitted under the credit facility from $100.0 million to $70.0 million, an increase in interest rates, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  Refer to Note 8, Debt, for additional information.  In addition to the debt outstanding under our credit agreement, we have $50.0 million of convertible senior notes.

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

We currently operate an ERP system that is reaching the end of its useful life.  This system is used at the majority of our locations for many areas of operation, including purchasing, logistics and finance.     A disruption or failure with any component or module of our ERP system may result in a delay to our operations, which could negatively affect our financial results.   We have undertaken a full replacement of the system.   We are subject to inherent costs and risks associated with replacing and changing our systems, including the following:

•	the ability to accept and fulfill customer orders;
•	the potential disruption of our internal control structure;
•	the use of funds for the software and training; and
•	an overall strain on management resources.

Also, an implementation of a new ERP may not result in financial gains which fully offset the potential costs of implementation.

Our decision to suspend payment of quarterly dividends may impact our stock price

In August 2011, we decided that following a quarterly dividend payment of $.025 per common share to be paid on October 22, 2011 to shareholders of record on October 7, 2011, we will not make dividend payments in subsequent periods.  We believe use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program, and to implement a new ERP system.  The decision to suspend our quarterly dividend could result in fluctuations in the market price of our common stock.

Exhibit Index
3.1	Articles of Incorporation, amended and restated as of May 18, 2011 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated May 24, 2011).

3.3	By-Laws, amended and restated as of May 18, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 24, 2011).

10.5(3)
Second Amendment Agreement dated as of August 5, 2011 to the Credit Agreement dated as of February 28, 2008, as amended and restated as of February 19, 2009, and as further amended as of August 5, 2011 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto.

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

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity and (v) the Notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

August 10, 2011	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)