Form 10-Q
period 2011-09-30
PULSE ELECTRONICS CORP
filed 2011-11-09
CIK 96763

   UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 9, 2011: 41,658,415

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

(Unaudited)
In thousands

Assets	September 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,404	$35,905
Accounts receivable, net	59,317	65,532
Inventory	37,154	35,741
Prepaid expenses and other current assets	19,577	14,804
Total current assets	132,452	151,982

Long-term assets:
Property, plant and equipment	111,882	113,137
Less accumulated depreciation	80,434	82,456
Net property, plant and equipment	31,448	30,681
Deferred income taxes	29,632	33,669
Intangibles assets, net	4,589	5,657
Other assets	2,119	2,610
	$200,240	$224,599

Liabilities and Equity
Current liabilities:
Accounts payable	$48,093	$46,102
Accrued expenses and other current liabilities	42,554	54,602
Total current liabilities	90,647	100,704

Long-term liabilities:
Long-term debt	32,950	32,150
Convertible senior notes	50,000	50,000
Deferred income taxes	9,382	8,890
Other long-term liabilities	8,775	10,081

Equity:
Pulse Electronics Corporation shareholders’ equity:
Common stock and additional paid-in capital	218,152	219,393
Retained loss	(242,730)	(232,660)
Accumulated other comprehensive earnings	25,547	23,993
Total Pulse Electronics Corporation shareholders’ equity	969	10,726
Non-controlling interest	7,517	12,048
Total equity	8,486	22,774
	$200,240	$224,599

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$96,014	$121,963	$278,811	$331,296
Cost of sales	73,913	88,895	215,913	247,768
Gross profit	22,101	33,068	62,898	83,528

Selling, general and administrative expenses	19,798	25,014	62,594	72,401
Severance, impairment and other associated costs	2,968	--	13,591	31,094
Cost related to unsolicited takeover attempt	--	--	1,916	--
Operating (loss) profit	(665)	8,054	(15,203)	(19,967)

Other (expense) income:
Interest expense, net	(1,917)	(1,127)	(4,368)	(3,748)
Other (expense) income, net	(1,088)	3,386	621	(4,143)
Total other (expense) income	(3,005)	2,259	(3,747)	(7,891)

Earnings (loss) from continuing operations before income taxes	(3,670)	10,313	(18,950)	(27,858)

Income tax (benefit) expense	(2,682)	2,177	(8,512)	2,032

Net earnings (loss) from continuing operations	(988)	8,136	(10,438)	(29,890)

Net earnings (loss) from discontinued operations	(270)	6,188	342	(8,980)

Net (loss) earnings	(1,258)	14,324	(10,096)	(38,870)

Less: Net earnings (loss) attributable to non-controlling interest	(118)	117	(26)	714

Net earnings (loss) attributable to Pulse Electronics Corp.	$(1,140)	$14,207	$(10,070)	$(39,584)

Amounts attributable to Pulse Electronics Corp.
common shareholders:
Net earnings (loss) from continuing operations	$(870)	$8,019	$(10,412)	$(30,604)
Net earnings (loss) from discontinued operations	(270)	6,188	342	(8,980)
Net earnings (loss) attributable to Pulse Electronics Corp.	$(1,140)	$14,207	$(10,070)	$(39,584)

Per share data:
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.20	$(0.25)	$(0.75)
Net earnings (loss) from discontinued operations	(0.01)	0.15	0.01	(0.22)
Net earnings (loss) attributable to Pulse Electronics Corp.	$(0.03)	$0.35	$(0.24)	$(0.97)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.18	$(0.25)	$(0.75)
Net earnings (loss) from discontinued operations	(0.01)	0.12	0.01	(0.22)
Net earnings (loss) attributable to Pulse Electronics Corp.	$(0.03)	$0.30	$(0.24)	$(0.97)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities - continuing operations:
Net loss	$(10,096)	$(38,870)
(Earnings) loss from discontinued operations	(342)	8,980
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,770	14,047
Goodwill and intangible asset impairment, net of income taxes	--	27,963
Stock incentive plan expense, net of cash payments	983	993
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	7,457	3,308
Inventory	(1,229)	2,621
Prepaid expenses and other current assets	(609)	(575)
Accounts payable and accrued expenses	(18,559)	9,961
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	7,191	(449)
Other, net	1,919	128

Net cash (used in) provided by operating activities	(5,515)	28,107

Cash flows from investing activities – continuing operations:
Cash received from dispositions, net	1,041	54,628
Capital expenditures	(8,765)	(7,676)
Proceeds from sale of property, plant and equipment	695	1,638
Foreign currency impact on intercompany lending	752	(3,877)

Net cash (used in) provided by investing activities	(6,277)	44,713

Cash flows from financing activities – continuing operations:
Debt issuance costs	(1,007)	--
Long-term borrowings	25,000	25,000
Principal payments on long-term debt	(24,200)	(73,850)
Purchases of shares in non-controlling interest	(4,134)	--
Dividends paid	(3,119)	(3,100)

Net cash used in financing activities	(7,460)	(51,950)

Net effect of exchange rate changes on cash from continuing operations:	21	366

Cash flows of discontinued operations:
Net cash used in operating activities	(270)	(8,868)
Net cash used in investing activities	--	(11,017)
Net effect of exchange rate changes on cash	--	(741)

Net decrease in cash and cash equivalents from discontinued operations	(270)	(20,626)

Net decrease in cash and cash equivalents	(19,501)	610
Cash and cash equivalents at beginning of period	35,905	39,707
Cash and cash equivalents at end of period	$16,404	$40,317

  See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2011

(Unaudited)
In thousands, except per share data

	Common stock and paid in capital		Retained	Accumulated other comprehensive	Non- controlling	Total	Comprehensive
	Shares	Amount	loss	income	interest	equity	loss
Balance at December 31, 2010	41,490	$219,393	$(232,660)	$23,993	$12,048	$22,774
Stock options, awards, and related compensation	168	1,511	--	--	--	1,511
Dividends declared ($0.025 per share)	--	(3,123)	--	--	--	(3,123)
Purchases of shares in non-controlling interest	--	371	--	--	(4,505)	(4,134)
Net loss	--	--	(10,070)	--	(26)	(10,096)	$(10,096)
Currency translation adjustments	--	--	--	1,554	--	1,554	1,554
Balance at September 30, 2011	41,658	$218,152	$(242,730)	$25,547	$7,517	$8,486	$(8,542)

See accompanying Notes to Unaudited Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Accounting policies

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

In the quarter ended September 30, 2011, we incurred costs in connection with the implementation of an Enterprise Resource Planning (ERP) system.  We have accounted for these costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software.  The costs of licensing and implementing ERP software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software.  The costs incurred during the preliminary project stage are expensed as incurred.  During the nine months ended September 30, 2011, we capitalized $2.4 million of ERP costs in property, plant and equipment, which primarily includes one-time license fees and hardware.  We will begin to amortize these costs once the system is in use.  All other costs have been expensed as incurred.

The results for the nine months ended September 30, 2011 and October 1, 2010 have been prepared by our management without audit. In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments have been made to properly reflect income and expenses attributable to the periods presented.  Except for severance, impairment and other associated costs and costs related to unsolicited takeover attempt, all such adjustments are of a normal recurring nature.  Our operating results for the nine months ended September 30, 2011 are not necessarily indicative of annual results.

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

In December 2010, FASB amended its authoritative guidance related to business combinations that are material on an individual or aggregate basis.  These amendments clarify existing guidance for comparative financial statements that include a business combination.  Specifically, revenue and earnings of the combined business are required to be disclosed as though the combination had occurred as of the beginning of the comparable prior annual reporting period.  Also, the amendment expands supplemental pro forma disclosures to include a description of the nature and amount of nonrecurring pro forma adjustments, to revenue and earnings, which are directly attributable to the business combination.  This guidance is prospective for business combinations with an acquisition date on or after the first day of our fiscal 2012.  If we enter into any business combinations subsequent to 2011, we will evaluate the effect that this guidance may have on our Consolidated Financial Statements in accounting for such transactions.

(2)           Divestitures

Electrical:  On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $53.3 million in cash, including normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements. Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were used to repay outstanding debt. In the quarter ended September 30, 2011, we incurred $0.3 million of expenses to reimburse Tinicum for certain contingent costs we were obligated to pay under the sale agreement. We have reflected the results of Electrical as a discontinued operation on the Consolidated Statements of Operations for all periods presented.  We have no material continuing involvement with our former Electrical business in Europe and Asia.  Electrical’s net sales and earnings (loss) before income taxes for the three and six months ended September 30, 2011 and October 1, 2010, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$--	$53,974	$--	$203,014
Earnings (loss) before income taxes	(270)	8,237	604	(7,677)

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”). Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam producing components for the hearing aid, high-end audio headset and medical device markets.  We had no activity related to Medtech in the nine months ended September 30, 2011. We reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for the three and nine months ended October 1, 2010.  Medtech’s loss before income taxes for the three and nine months ended October 1, 2010 was approximately $0.9 million and $0.5 million, respectively, with no net sales in either period. We have no material continuing involvement with Medtech.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(2)           Divestitures, continued

MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam.  We had no activity related to MEMS in the nine months ended September 30, 2011.  We reflected the results of MEMS as a discontinued operation on the Consolidated Statements of Operations for the three and nine months ended October 1, 2010.  MEMS’ net sales and earnings before income taxes for the three months ended October 1, 2010 were both less than $0.1 million.  MEMS’ net sales and loss before income taxes for the nine months ended October 1, 2010 were $0.1 million and $0.2 million, respectively.  We have no material continuing involvement with MEMS.

(3)           Financial statement details

The following are details of certain financial statement captions at September 30, 2011 and October 1, 2010:

	September 30, 2011	December 31, 2010
Inventory:
Finished goods	$13,210	$16,351
Work in process	6,277	6,896
Raw materials and supplies	17,667	12,494
	$37,154	$35,741

Accrued expenses and other current liabilities:
Income taxes payable	$1,890	$14,828
Accrued compensation	11,592	13,054
Other accrued liabilities	29,072	26,720
	$42,554	$54,602

During the first quarter of 2011, a majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange.  During the nine months ended September 30, 2011, the subsidiary purchased approximately $4.1 million of its own common stock using its cash on hand.  These purchases were accounted for as equity transactions, and the difference between the book value and fair value of the stock acquired of approximately $4.1 million was credited to our additional paid-in capital.

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

The following is a summary of our intangible assets at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Other	960	960
Total	6,260	6,260

Accumulated amortization:
Customer relationships	(2,250)	(1,897)
Technology	(1,871)	(1,178)
Other	(150)	(128)
Total	(4,271)	(3,203)

Net intangible assets subject to amortization	1,989	3,057

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$4,589	$5,657

Amortization expense was approximately $1.1 million and $1.9 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.  The decrease in the amortization expense from the nine months ended October 1, 2010 to the nine months ended September 30, 2011 was primarily the result of lower amortizing intangibles due to impairment charges recorded during 2010.
The weighted average life of our finite intangible assets is approximately 6.4 years as of September 30, 2011.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2012	$539
2013	$539
2014	$68
2015	$68
2016	$68

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(5)           Income taxes

At September 30, 2011, we had approximately $11.3 million of unrecognized tax benefits, $6.8 million of which are classified as other long-term liabilities and are not expected to be realized within the next 12 months.  All of these tax benefits would affect our effective tax rate, if recognized.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of September 30, 2011, we have $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.  The amount accrued for interest and/or penalties decreased approximately $0.9 million from the year ended December 31, 2010 as a result of the release of a non-U.S. tax reserve during the nine months ended September 30, 2011.  The release of the reserve and related accrued interest and/or penalties was due to the dissolution of a non-U.S. legal entity which we no longer operate.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  Federal and state income tax returns for all years after 2006 are subject to future examination by the respective tax authorities.  With respect to material non-U.S. jurisdictions where we operate, we have open tax years ranging from two to ten years.

The effective tax rate for the nine months ended September 30, 2011 was a benefit of 44.9% compared to an expense of 7.3% for the nine months ended October 1, 2010.  The increase in the effective tax benefit was due to the absence of the goodwill impairment charges that reduced the 2010 tax benefit and the release of certain tax reserves in 2011. These increases to the tax benefit were partially offset by restructuring charges incurred in lower tax rate jurisdictions during the nine months ended September 30, 2011, and additional reserve related to foreign jurisdiction.

During the nine months ended September 30, 2011, we paid $1.9 million related to an audit of one of our foreign subsidiaries’ income tax filings. Settlement of this matter may result in additional payments of as much as $4.4 million.  This amount has been fully accrued for as of September 30, 2011, however, we do not anticipate additional payments related to this matter before 2012.

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

Our net periodic benefit income (expense) was $0.5 million of income and less than $0.1 million of expense for the nine months ended September 30, 2011 and October 1, 2010, respectively. In the nine months ended September 30, 2011, we contributed less than $0.1 million to our defined benefit plans.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  A partial plan termination would only result in a cash payment to fund our plan and will not directly result in additional expenses to the Company.  Recently, the PBGC has publicly stated that it will reconsider its 4062(e) proposed rule, a rule applicable to partial plan terminations.  We are continuing to have discussions with the PBGC on this matter.

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringe certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages.  Discovery has ended, and on September 6, 2011, the Court ruled on numerous pending motions for summary judgment. The Court denied the plaintiff’s motion for summary judgment of infringement by our products with the exception of one claim relating to one representative product. The Court partially granted one of our summary judgment motions, in effect, excluding any liability for direct infringement for products sold outside of North America on all of plaintiff’s claims.

Although a trial date has not yet been scheduled, the Court has ordered the parties to file a proposed joint pre-trial order for the case by November 29, 2011. The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million, plus requests for trebling and attorneys fees. However, these reports do not take into account the Court’s September 2011 ruling, which excluded direct foreign sales and therefore may reduce our potential exposure to significantly less than half of the amount claimed by the plaintiff. In addition, we are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics. Although we are not familiar with the specific details of these cases or the plaintiff’s claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America we recorded a charge of approximately $0.2 million as selling, general and administrative expense in the three months ended September 30, 2011. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no additional liability has been accrued.   During the nine months ended September 30, 2011 and October 1, 2010, we incurred approximately $0.8 million and $1.9 million of legal expenses, respectively, related to this matter.

In March 2011, we received an unsolicited proposal from Bel Fuse Inc. (“Bel Fuse”) to acquire all of our outstanding shares.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders, and other constituents.  Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse director nominees were not elected to our board.

During the nine months ended September 30, 2011, we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors.  We do not expect to incur significant additional fees or similar costs related to this matter.

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

On September 30, 2011, we had a senior revolving credit facility that provided for $60.8 million of borrowings in U.S. dollars, euro or yen, with a multi-currency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the equivalent of $10.0 million.  Our senior revolving credit facility was amended on August 5, 2011 and the revised terms included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million.  The facility was further reduced to $60.8 million following a debt repayment in September 2011.  The amendment on August 5, 2011 also included an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  The maturity date of the facility continues to be February 28, 2013.

We paid total fees and expenses of approximately $1.4 million in connection with the amendment, of which $1.2 million have been capitalized as debt issuance costs and will be amortized on a straight-line basis through the maturity date of the debt.

We had approximately $33.0 million of borrowings outstanding and one standby letter of credit outstanding in the aggregate amount of $1.2 million securing transactions entered into in the ordinary course of business.

The weighted-average interest rate on our credit facility borrowings for the three and nine months ended September 30, 2011 including the credit margin spread was approximately 3.4% and 2.3%, respectively.  Average borrowings outstanding on our senior revolving credit facility during the three and nine months ended September 30, 2011 were approximately $44.6 million and $42.5 million.

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

Debt covenants:  Outstanding borrowings under our credit facility are subject to leverage and fixed charges covenants, which are computed as of the most recent quarter-end.  These covenants require the calculation of a rolling four quarter EBITDA according to the definition prescribed by the amended senior revolving credit facility agreement, including certain restructuring cost addbacks in 2011 and 2012.

Our fixed charges covenant requires that our EBITDA be equal to or greater than the following levels:

Quarter ended	Level
September 30, 2011	1.10 times fixed charges
December 30, 2011	0.75 times fixed charges
March 30, 2012	1.10 times fixed charges
June 29, 2012 and thereafter	1.50 times fixed charges

Our leverage covenant requires that our total debt outstanding, excluding our senior convertible notes, is not to exceed the following levels:

Quarter ended	Level
September 30, 2011	3.75 times EBITDA
December 30, 2011	6.00 times EBITDA
March 30, 2012	3.50 times EBITDA
June 29, 2012	3.00 times EBITDA
September 28, 2012	2.25 times EBITDA
December 28, 2012	2.00 times EBITDA

In addition, we will be required to comply with a minimum six month rolling EBITDA level as follows:

Quarter ended	Level
September 30, 2011	$ 6.00 million
December 30, 2011	$ 8.25 million
March 30, 2012	$ 9.50 million
June 29, 2012	$ 13.50 million
September 28, 2012	$ 15.00 million
December 28, 2012	$ 15.50 million

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(8)           Debt, continued

Borrowing base, capital expenditures and dividend payments:  We have agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain available cash of $5.8 million, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.  We have also agreed to limit our capital expenditures to the following levels:

Period	Capital expenditure level
Six months ended December 30, 2011	$ 13.5 million
Six months ended June 29, 2012	$ 8.5 million
Six months ended December 28, 2012	$ 10.0 million

The amended senior revolving credit facility also has other customary and normal provisions.  Multiple subsidiaries, both domestic and international, have guaranteed obligations specified by our senior revolving credit facility agreement.  Also, certain domestic and international subsidiaries have pledged shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.  As of September 30, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

(9)           Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  The following table presents the amount of stock-based compensation expense included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Restricted Stock	$167	$543	$850	$1,453
Stock options	177	(61)	596	1
Total stock-based compensation included in:
Selling, general and administrative expenses	344	482	1,262	1,454
Severance, impairment and other associated costs	--	--	184	--
Income tax benefit	(120)	(169)	(506)	(509)
Total after-tax stock-based compensation expense	$224	$313	$940	$945

Restricted stock:   The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the three-year vesting period. Cash awards, which have been made in the past, were intended to assist recipients with their resulting personal tax liability, were based on the market value of the shares and were accrued over the vesting period.  If the recipient made an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award was generally fixed based on the value of the awarded stock on the grant date.  If the recipient did not make the election under Section 83(b), the expense related to the cash award would fluctuate based on the current market value of the shares, subject to limitations set forth in our restricted stock plan.  The Company does not expect to make cash awards in the future.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(9)           Stock-based compensation, continued

A summary of the restricted stock activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Stock Grant Price (Per Share)
Nonvested at December 31, 2010	420	$6.69
Granted	120	$4.99
Vested	(100)	$12.54
Forfeited/cancelled	(50)	$4.67
Nonvested at September 30, 2011	390	$4.93

As of September 30, 2011, there was approximately $1.0 million of unrecognized compensation costs related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

A summary of the stock options activity is as follows (in thousands, except per share data):

	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	157	$7.41
Granted	929	$5.36
Exercised	(1)	$3.72	$1
Forfeited/cancelled	(95)	$4.66
Outstanding as of September 30, 2011	990	$5.75	--
Exercisable at September 30, 2011	42	$15.39	--

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

Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as cash inflows from financing.  There was no effect of excess tax benefits on the current or prior year net cash used in or provided by operating activities or the net cash used in or provided by financing activities.  During the nine months ended September 30, 2011, there were 900 stock options exercised, however we have not realized any excess tax benefits in connection with the exercise of these stock options due to the fact that we have recorded a net loss in the period.  In the nine months ended October 1, 2010, there were no stock options exercised.  There have been no amounts of stock-based compensation cost capitalized into inventory or other assets during the nine months ended September 30, 2011 or October 1, 2010.

In the quarter ended September 30, 2011, we issued 33,558 common shares to our CEO.  He agreed to acquire these shares in lieu of cash for reimbursement of moving-related expenses, which he incurred in connection with moving his family to San Diego.  We have recorded $0.1 million expense in connection with this share issuance.

(10)	Per share amounts

Basic loss (earnings) per share was calculated by dividing our net loss (earnings) by the weighted average number of common shares outstanding during the period, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding options to purchase common stock and unvested restricted shares as calculated using the treasury stock method.  However, in periods when we have a net loss, or the exercise price of our stock options, by grant, are greater than the actual price of a share of our common stock as of the end of the period, those common share equivalents are anti-dilutive and we exclude them from the calculation of diluted earnings per share. There were approximately 86,000 common share equivalents for the three months ended October 1, 2010. As we had net losses in the three and nine months ended September 30, 2011 and in the nine months ended October 1, 2010, we did not include any common stock equivalents in our calculation of diluted loss per share. There were approximately 1.0 million and 0.1 million stock options outstanding as of September 30, 2011 and October 1, 2010, respectively.  Also, we had unvested restricted shares outstanding of approximately 0.4 million as of September 30, 2011 and October 1, 2010.

The dilutive effect of our convertible senior notes is included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to net earnings for the period and the total shares that would be converted, if the notes were settled at the end of the period, are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the three months ended October 1, 2010, we added approximately $0.7 million of after-tax interest expense to our diluted earnings which represents the interest attributable to our convertible senior notes.  Also, we included approximately 7.8 million shares in our dilutive shares outstanding for the three months ended October 1, 2010, which represents the conversion of the notes into common shares as if the notes were settled at the end of the period.  For the three and nine months ended September 30, 2011 and for the nine months ended October 1, 2010, the effects of the convertible notes were anti-dilutive and excluded from our per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends are paid on unvested shares of restricted stock, which meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied. We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for the three and nine months ended September 30, 2011 and October 1, 2010 and there were no significant differences in the per share amounts calculated under the two methods.  Therefore, we have not presented the reconciliation of earnings per share under the two class method for any period presented.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(10)	Per share amounts, continued

(Loss) earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net (loss) earnings from continuing operations	$(988)	$8,136	$(10,438)	$(29,890)
Net (loss) earnings from discontinued operations	(270)	6,188	342	(8,980)
Less: net (loss) earnings attributable to non-controlling interest	(118)	117	(26)	714
Net (loss) earnings attributable to Pulse Electronics Corporation	$(1,140)	$14,207	$(10,070)	$(39,584)

Basic (loss) earnings per share:
Shares	41,252	41,047	41,211	40,963
Continuing operations	$(0.02)	$0.20	$(0.25)	$(0.75)
Discontinued operations	(0.01)	0.15	0.01	(0.22)
Per share amount	$(0.03)	$0.35	$(0.24)	$(0.97)

Diluted (loss) earnings per share:
Shares	41,252	48,965	41,211	40,963
Continuing operations	$(0.02)	$0.18	$(0.25)	$(0.75)
Discontinued operations	(0.01)	0.12	0.01	(0.22)
Per share amount	$(0.03)	$0.30	$(0.24)	$(0.97)

(11)	Severance, impairment and other associated costs

We continue to simplify our operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to the impairment of long-lived assets, represent severance benefits for terminated employees, including both those related to our manufacturing and those that provide selling, general and administrative services. Also, the eliminated costs include depreciation from disposed equipment and rental payments from the termination of lease agreements. During the nine months ended September 30, 2011, we incurred charges of $13.6 million for a number of cost reduction actions approved by management.  These charges include severance and related costs of $12.6 million, $0.8 million of write-downs of fixed assets no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value.

Of the $12.6 million severance charge incurred during the nine months ended September 30, 2011, approximately $3.1 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and is expected to be completed in the fourth quarter of 2011.   Approximately 30 employees have been or will be severed under this program.

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our Chinese manufacturing plants, which we expect to complete by the end of our fiscal 2011 year.   During the nine months ended September 30, 2011, we incurred approximately $6.7 million of severance, $0.8 million of write-downs of fixed assets no longer in use and $0.2 million of a write-down of a manufacturing facility to its fair value.  These costs were primarily related to two plant closures in China and reductions in staff at other facilities in China as we shift manufacturing to lower cost facilities. There were approximately 2,100 employees of our direct labor severed under this program.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs, continued

During 2010, we decided to withdraw from Wireless’ audio components business.  In the first quarter of 2011, we initiated a restructuring program to shutdown our audio operations, which was also materially completed during the first quarter of 2011.  Related to this program, we incurred approximately $1.0 million of severance and other closure fees during the nine months ended September 30, 2011, which was primarily for the severance of approximately 25 employees.  We expect that cash payments resulting from these severance charges incurred during the nine months ended September 30, 2011 will be completed within approximately one year.

The change in our accrual related to severance and other associated costs (excluding asset write-downs) is summarized as follows (in millions):

Balance accrued at December 31, 2010	$0.6
Net expense during the nine months ended September 30, 2011	12.6
Severance payments	(6.4)
Other associated costs	(0.2)

Balance accrued at September 30, 2011	$6.6

(12)	Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risk.  While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. During the nine months ended September 30, 2011, we utilized forward contracts to sell forward euro to receive Chinese renminbi. These contracts were used to mitigate the risk of currency fluctuations in our Chinese operations.  At September 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.2 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through the use of Level 2 fair value inputs as defined in ASC Topic 815.  During the nine months ended September 30, 2011 and October 1, 2010, no financial instruments were designated as hedges.

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in millions):

Consolidated Balance Sheets
(Asset (Liability) derivative)
Derivatives	Classification	September 30, 2011	October 1, 2010
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.1	$--
	Total:	$0.1	$--

Foreign exchange forward contracts	Accrued expenses and other current liabilities	$--	$(0.7)
	Total:	$--	$(0.7)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

The following presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in millions):

Consolidated Statements of Operations
(Unrealized/realized (losses)/gains)
		Three months ended		Nine months ended
Derivatives	Classification	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Foreign exchange forward contracts	Other (expense) income, Net	$0.2	$(1.1)	$(0.3)	$0.5

	Total:	$0.2	$(1.1)	$(0.3)	$0.5

During the nine months ended September 30, 2011, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of September 30, 2011 (in millions):

	September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other (1)	$0.1	$--	$0.1	$--
Total	$0.1	$--	$0.1	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(12)	Financial instruments, continued

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of September 30, 2011, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $34.1 million and the estimated fair value of our convertible senior notes was approximately $39.4 million, as determined through the use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

During the nine months ended September 30, 2011, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

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

Our segments’ net sales and operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt for the three and nine months ended September 30, 2011 and October 1, 2010 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales:
Network	$43,832	$65,228	$129,767	$169,447
Power	36,580	36,848	107,147	95,147
Wireless	15,602	19,887	41,897	66,702
Total net sales	$96,014	$121,963	$278,811	$331,296

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(13)	Business segment information, continued

Profit (Loss) from continuing operations before severance, impairment and other associated costs and income taxes:
Network	$1,090	$9,171	$2,777	$19,817
Power	4,012	2,550	7,939	2,796
Wireless	(2,799)	(3,667)	(10,412)	(11,486)
Operating profit excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt	2,303	8,054	304	11,127

Severance, impairment and other associated costs	2,968	--	13,591	31,094
Costs related to unsolicited takeover attempt	--	--	1,916	--
Operating (loss) profit	(665)	8,054	(15,203)	(19,967)

Interest expense, net	(1,917)	(1,127)	(4,368)	(3,748)
Other (expense) income, net	(1,088)	3,386	621	(4,143)

Net (loss) earnings from continuing operations before income taxes	$(3,670)	$10,313	$(18,950)	$(27,858)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the quarter ended September 30, 2011, we incurred costs in connection with the implementation of an Enterprise Resource Planning (ERP) system.  We have accounted for these costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software.  The costs of licensing and implementing ERP software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software.  The costs incurred during the preliminary project stage are expensed as incurred.  During the nine months ended September 30, 2011, we capitalized $2.4 million of ERP costs in property, plant and equipment, which primarily includes one-time license fees and hardware.  We will begin to amortize these costs once the software is in use.  All other costs have been expensed as incurred.

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

During the nine months ended September 30, 2011, we incurred expenses of $13.6 million for a number of cost reduction actions approved by our management. These charges include severance and related costs of $12.6 million, $0.8 million of write-downs of fixed assets no longer in use and a $0.2 million write-down of a manufacturing facility to its fair value. The impaired assets were identified in 2011 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes. During the nine months ended October 1, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired.  Also, we recorded a charge of $1.4 million for a number of cost reduction actions.  These charges include severance and related payments of $1.0 million and fixed asset impairments of $0.4 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

International operations. At September 30, 2011, we had manufacturing operations in the United States of America and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. For example, sales in certain divisions of Power and Wireless are denominated primarily in renminbi and euro.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our U.S. Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase foreign exchange forward contracts and/or currency options.  These contracts provide a predetermined exchange rate or range of rates at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuation from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At September 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $4.2 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.1 million as determined through the use of Level 2 fair value inputs.  These contracts were used to mitigate the risk of currency fluctuations at our Chinese operations.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended October 1, 2010

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Three Months Ended
	September 30,	October 1,	Fav (Unfav)	Change	Results as % of net sales
	2011	2010	$	%	2011	2010
Net sales	$96,014	$121,963	$(25,949)	(21.3)%	100.0%	100.0%
Cost of sales	73,913	88,895	14,982	16.9	(77.0)	(72.9)
Gross profit	22,101	33,068	(10,967)	(33.2)	23.0	27.1

Selling, general and administrative expenses	19,798	25,014	5,216	20.9	(20.6)	(20.5)
Severance, impairment and other associated costs	2,968	--	(2,968)	100.0	(3.1)	--
Operating (loss) profit	(665)	8,054	(8,719)	(108.3)	(0.7)	(6.6)

Interest expense, net	(1,917)	(1,127)	790	(70.1)	(2.0)	(0.9)
Other (expense) income, net	(1,088)	3,386	(4,474)	(132.1)	(1.1)	2.8

Loss from continuing operations before income taxes	(3,670)	10,313	(13,983)	(135.6)	(3.8)	8.5

Income tax (benefit) expense	(2,682)	2,177	4,859	223.2	2.8	1.8

Net (loss) earnings from continuing operations	(988)	8,136	(9,124)	(112.1)	(1.0)	(6.7)

Net (loss) earnings from discontinued operations	(270)	6,188	(6,458)	(104.4)	--	(5.1)

Net (loss) earnings	$(1,258)	$14,324	$(15,582)	(108.8)%	(1.3)%	11.7%

Net sales. Our consolidated net sales decreased by 21.3% primarily as a result of lower demand in Network due to lower industry demand and the utilization of remaining inventory purchased by certain customers during 2010.  We also experienced a decline in sales of our wireless products in the mobile handset market.  These declines were partially offset by an increase in sales to new antenna customers by Wireless.

Net sales for our three segments for the three months ended September 30, 2011 and October 1, 2010 were as follows (in thousands):

	September 30, 2011	October 1, 2010
Network	$43,832	$65,228
Power	36,580	36,848
Wireless	15,602	19,887
Net sales	$96,014	$121,963

 Gross profit. Our consolidated gross margin for the three months ended September 30, 2011 was 23.0% as compared to 27.1% for the three months ended October 1, 2010.  The decrease in our gross profit during the three months ended September 30, 2011 was primarily the result of lower demand, higher wage rates, higher raw material costs, and lower pricing for certain Network and Power products. Partially offsetting these decreases was the effect of continued migration of our manufacturing to lower-cost existing facilities located in central China in 2011.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased by $5.2 million primarily due to lower costs as a result of expense reductions announced earlier in 2011, lower business volumes, and the effects of prudent expense management.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended September 30, 2011 and October 1, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$6,021	$7,716
Percentage of sales	6.3%	6.3%

Our RD&E spending as a percentage of sales in the quarter ended September 30, 2011 is consistent with the quarter ended October 1, 2010.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.  Also, included in RD&E expense for both the three months ended September 30, 2011 and October 1, 2010 was approximately $0.1 million and $0.5 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.  Refer to further discussion in Note 7, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended September 30, 2011, we incurred a charge of $2.2 million for a number of cost reduction actions approved by management and $0.8 million for write-downs of fixed assets that are no longer in use. Refer to Note 11, Severance, impairment and other associated costs, in the Notes to the Unaudited Consolidated Financial Statements for further details.  During the three months ended October 1, 2010, we recognized no expense related to severance, impairment or other associated costs.

Interest.  Net interest expense increased by $0.8 million in the three months ended September 30, 2011 than October 1, 2010, primarily due to an increase in our debt fee amortization of $0.3 million due to fees incurred in connection with the amendment to our senior revolving credit facility in August 2011 and a write-down of previously capitalized debt fees.  In addition, interest expense on our senior revolving credit facility had been allocated between continuing operations and discontinued operations on a pro rata basis based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding in the quarter ended October 1, 2010 resulting in lower interest expense from continuing operations.

Other.  Net other income (expense) is primarily attributable to our net foreign exchange activity related to changes in the varying currencies of our intercompany lending program.   During the three months ended September 30, 2011 and October 1, 2010, we recorded net foreign currency losses of approximately $1.6 million and net foreign currency gains of approximately $3.8 million, respectively.  The decreased exposure in foreign currency changes from October 1, 2010 to September 30, 2011 was the result of continued simplification efforts and the reduction of legal entities.

Income taxes.  For the three months ended September 30, 2011, we recorded a tax benefit of $2.7 million compared to a tax expense of $2.2 million for the three months ended October 1, 2010.  The increase in our benefit was primarily due to the absence of the non-deductible goodwill impairment charges that reduced the 2010 tax benefit, partially offset by higher restructuring charges incurred in lower rate tax jurisdictions during the three months ended September 30, 2011.

Discontinued operations.  Net (loss) earnings from discontinued operations was ($0.3) million and $6.2 million in the three months ended September 30, 2011 and October 1, 2010, respectively.  During the three months ended October 1, 2010, our results from discontinued operations included a gain recorded upon the completion of the sale of our Electrical business and a gain recorded on the Medtech divestiture as a result of settling an unresolved matter that existed at the date of sale.  During the three months ended September 30, 2011, we incurred $0.3 million of costs in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.

Also included in our results for the three months ended September 30, 2011 were the release of a $0.7 million reserve for possible warranty claims, a $0.5 million adjustment to decrease our pension liability based on an actuarially determined estimate of our pension expense for 2011, $0.2 million contingent liability recorded in connection with a legal matter (refer to discussion of legal matter in Note 7, Commitments and contingencies), $0.1 million accural for a dispute with a service provider and $0.4 million for certain ERP implementation costs expensed in the quarter.  These items in total had a net favorable impact on net operating loss in the quarter ended September 30, 2011 of approximately $0.5 million.

A summary of our net earnings (loss) from each of our discontinued operations for the three months ended September 30, 2011 and October 1, 2010 is as follows (in thousands):

	Three months ended
	September 30, 2011	October 1, 2010
Electrical	$(270)	$5,203
Medtech	--	924
MEMS	--	61
Total	$(270)	$6,188

Results of Operations

Nine months ended September 30, 2011 compared to the nine months ended October 1, 2010

The table below presents our results of operations and the change in those results from period to period in both U.S dollars and percentage (in thousands):

	Nine Months Ended
	September 30,	October 1,	Fav (Unfav)	Change	Results as % of net sales
	2011	2010	$	%	2011	2010
Net sales	$278,811	$331,296	$(52,485)	(15.8)%	100.0%	100.0%
Cost of sales	215,913	247,768	31,855	12.9	(77.4)	(74.8)
Gross profit	62,898	83,528	(20,630)	(24.7)	22.6	25.2

Selling, general and administrative expenses	62,594	72,401	9,807	13.5	(22.5)	(21.9)
Severance, impairment and other associated costs	13,591	31,094	17,503	56.3	(4.9)	(9.4)
Cost related to unsolicited takeover attempt	1,916	--	(1,916)	--	(0.7)	--
Operating loss	(15,203)	(19,967)	4,764	(23.9)	(5.5)	(6.0)

Interest expense, net	(4,368)	(3,748)	(620)	16.5	(1.6)	(1.1)
Other income (expense), net	621	(4,143)	4,764	(115.0)	0.2	(1.3)

Loss from continuing operations before income taxes	(18,950)	(27,858)	8,908	(32.0)	(6.8)	(8.4)

Income tax (benefit) expense	(8,512)	2,032	10,544	518.9	3.1	(0.6)

Net loss from continuing operations	(10,438)	(29,890)	19,452	(65.1)	(3.7)	(9.0)

Net income (loss) from discontinued operations	342	(8,980)	9,322	(103.8)	0.1	(2.7)

Net loss	$(10,096)	$(38,870)	$28,774	(74.0)%	(3.6)%	(11.7)%

Net Sales.  Our consolidated net sales decreased by 15.8% in the nine months ended September 30, 2011 as compared to the prior year period primarily as a result of the decline in Network sales due to lower industry demand, utilization of inventory purchased by certain customers in 2010, and due to sales of our wireless products in the mobile handset market, which were negatively impacted by the loss of certain business with a major OEM customer due to a sourcing change. The foreign currency effect on our US dollar reported sales were neutral when comparing the results for the nine months ended September 30, 2011 and October 1, 2010.

Net sales for our three segments for the nine months ended September 30, 2011 and October 1, 2011 were as follows (in thousands):

	September 30, 2011	October 1, 2010
Network	$129,767	$169,446
Power	107,147	95,147
Wireless	41,897	66,703
Net sales	$278,811	$331,296

Gross profit.  Our consolidated gross margin for the nine months ended September 30, 2011 was 22.6% as compared to 25.2% for the nine months ended October 1, 2010. The decrease in our gross profit during the nine months ended September 30, 2011 was primarily the result of lower demand in Network and Wireless, higher wage rates, higher raw material costs, and price concessions for certain Network products. Partially offsetting these decreases to our gross profit was increased demand in Power products and the continued migration of our manufacturing to existing facilities located in lower cost areas in central China.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased $9.8 million primarily due to prudent expense management in light of lower sales in Wireless and Network and lower costs as a result of expense reduction actions announced earlier this year.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the nine months ended September 30, 2011 and October 1, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$20,525	$22,487
Percentage of sales	7.4%	6.8%

Our RD&E spending tends to develop at a rate which is less dramatic than our sales changes. Due to decreased sales levels experienced in the nine months ended September 30, 2011, our RD&E as a percentage of sales increased. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity. Also, included in RD&E expense for both the nine months ended September 30, 2011 and October 1, 2010 was approximately $0.8 million and $1.9 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.  Refer to further discussion in Note 7, Commitments and contingencies.

Severance, Impairment and Other Associated Costs.  During the nine months ended September 30, 2011, we incurred expenses of $12.8 million for a number of cost reduction actions approved by management and $0.8 million of write-downs of fixed assets that are no longer in use. The $12.8 million of charges related to cost reduction actions includes severance and related payments of $12.6 million and a $0.2 million write down of a manufacturing facility to its fair value.

During the nine months ended October 1, 2010, we determined that approximately $29.7 million of our wireless segment’s goodwill and identifiable intangible assets were impaired, including $3.6 million of patented technology related to our audio products. Additionally, we incurred a charge of $1.4 million for a number of cost reduction actions, which included severance and related payments of $1.0 million and fixed asset impairments of $0.4 million. The impaired assets primarily included machinery and equipment that was unable to be repaired.

Interest.  Net interest expense was $0.6 million higher in the nine months ended September 30, 2011 than October 1, 2010, primarily due to an increase in our debt fee amortization of $0.3 million due to fees incurred in connection with the amendment to our senior revolving credit facility in August 2011 and a write-down of our previously capitalized fees.  In addition, during the nine months ended October 1, 2010, interest expense on our senior revolving credit facility had been allocated between continuing operations and discontinued operations on a pro rata basis based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding.

Other.  Other income for the nine months ended September 30, 2011 was primarily attributable to the reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition and, also, net foreign currency loss of approximately $1.2 million. The primary components of other expense during the nine months ended October 1, 2010 were net foreign currency losses of approximately $3.7 million, which were primarily related to changes in the varying currencies of our intercompany lending program. The decreased exposure in foreign currency changes from October 1, 2010 to September 30, 2011 was the result of continued simplification efforts and the reduction of legal entities.

Income Taxes.  The effective tax rate for the nine months ended September 30, 2011 was a tax benefit of 44.9% compared to an expense of 7.3% for the nine months ended October 1, 2010.  The increase in our benefit was primarily due to the absence of the non-deductible goodwill impairment charges that reduced the 2010 tax benefit and the release of certain tax reserves in the nine months ended September 30, 2011. The release was due to actions we are taking to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity which we no longer operate, and expiration of statute.  These favorable changes were partially offset by higher restructuring charges incurred in lower tax rate jurisdictions during the nine months ended September 30, 2011 and additional reserve related to a foreign jurisdiction.
.
Discontinued Operations.  Net earnings from discontinued operations were approximately $0.3 million during the nine months ended September 30, 2011 as compared to a loss of approximately $9.0 million in the nine months ended October 1, 2010.  During the nine months ended September 30, 2011, we recorded $0.6 million of income to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical, partially offset by $0.3 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.
.
The loss from discontinued operations in the nine months ended October 1, 2010 was primarily attributable to a charge to reduce the assets of Electrical to the net proceeds we received upon completion of its sale.

A summary of our net earnings (loss) from each of our discontinued operations for the nine months ended September 30, 2011 and October 1, 2010 is as follows (in thousands):

	Nine Months Ended
	September 30, 2011	October 1, 2010
Electrical	$342	$(9,251)
Medtech	--	493
MEMS	--	(222)
Total	$342	$(8,980)

Business Outlook

Our levels of net sales, customer portfolio and product mix have a significant impact on our gross margin, results of operations and cash flow.  Specifically, we experienced consolidated sales and operating performance during 2011 which were lower than 2010 levels.  This was primarily a result of decreased sales volume across Wireless and Network.  In addition, higher costs resulted from wage rates and material costs.   To address these issues, we continue to focus on transitioning our manufacturing from locations with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. Also, we implemented overall price increases where possible to combat rising material costs and increasing minimum wage rates.  We continue to gain design wins with new Wireless OEM’s and further our existing relationships with other Wireless customers in an effort to address the declining segment revenues caused by the loss of the majority of our sales from a former major handset OEM customer due to the customer’s decision to make a sourcing change.   Also, our efforts toward streamlining our overall general and administrative expenses to achieve an optimal level of spending that is appropriate for the size and structure of our company have been initially evidenced by the lower expenses incurred during the three and nine months ended September 30, 2011.  However, we remain focused on reducing our general and administrative expenses, and expect to experience further improvements during 2011 and 2012.  Finally, we plan to enhance our information technology capabilities by implementing a new ERP system.  We believe that the ERP will enable us to realize working capital efficiencies, streamline our operations and enable us to further reduce our overall cost structure.

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

Liquidity and Capital Resources

Our working capital as of September 30, 2011 was $41.8 million, compared to $51.3 million as of December 31, 2010.  The decrease of $9.5 million was primarily due to a decline in cash and cash equivalents and accounts receivable, which were partially offset by a decrease in accrued expenses and other current liabilities. Cash and cash equivalents declined $19.5 million from $35.9 million as of December 31, 2010 to $16.4 million as of September 30, 2011.  We used cash primarily to repay debt and fund cost reduction actions.

We present our statement of cash flows using the indirect method.  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business’ cash flow than items such as cash receipts from the sale of goods, which would appear using the direct method.  Cash flows from discontinued operations have been separated from continuing operations and are disclosed in aggregate by each cash flow activity.  A majority of the cash used in 2011 was used to repay debt and fund cost reduction actions as planned.

Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $28.1 million in the comparable period of 2010, a decrease of $33.6 million. The decline was primarily attributable to a net decrease in cash provided by working capital changes in the first nine months of 2011 as compared to the same period in 2010 and higher net operating losses, excluding goodwill and intangible asset impairments, incurred in 2011 as compared to the same period of 2010.  Although we experienced a net operating cash outflow during the nine months ended September 30, 2011, we believe we will have appropriate liquidity to support our operations in the future.

Capital expenditures were $8.8 million during the nine months ended September 30, 2011 and $7.7 million for the nine months ended October, 2010.  The increase of $1.1 million was due to a focus in the first half of 2011 to expand new investment to programs which we believe are essential to our future growth, primarily related to our wireless and network segments and to the implementation of our ERP system. We make capital expenditures to invest in new products, expand production capacity and to improve our operating efficiency.  We plan to continue making such expenditures at a similar or increased manner in the future when necessary.

We made $3.1 million of dividend payments during the nine months ended September 30, 2011. We do not anticipate that we will make dividend payments in periods subsequent to the quarter ended December 30, 2011.  We believe that use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program and to implement a new ERP system.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”).  Initial communications from the PBGC have indicated that the sale of Electrical’s North American operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined benefit plan.  A partial plan termination would result in a cash payment to fund our plan and will not directly result in additional expenses.  Recently, the PBGC has publicly stated that it will reconsider its 4062(e) proposed rule, a rule applicable to partial plan terminations.  We are continuing discussions with the PBGC on this matter.

On September 30, 2011, we had a senior revolving credit facility that provided for borrowings not to exceed $60.8 million in U.S. dollars, euros and yen, with a multicurrency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $10.0 million. We had approximately $33.0 million of borrowings outstanding under the credit facility as of September 30, 2011 and one standby letter of credit outstanding in the aggregate amount of $1.2 million securing transactions entered into in the ordinary course of business.  This letter of credit was terminated subsequent to September 30, 2011.  The average borrowings outstanding on our senior credit facility during both the three and nine months ended September 30, 2011 was approximately $44.6 million and $42.5 million, respectively.  As of September 30, 2011, we were in compliance with all covenants of our senior revolving credit facility agreement.

In order to continue execution on our strategic priorities, we amended our senior revolving credit facility on August 5, 2011.  We worked closely with the banks to ensure that the amended credit facility provides us with the additional flexibility we need to continue making progress on our strategic turnaround plan.  These revisions included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million, which was further reduced to $60.8 million following a debt repayment in September 2011, and an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings.,  The maturity date of the facility continues to be February 28, 2013.

We paid total fees and expenses of approximately $1.4 million in connection with the amendment, of which $1.2 million have been capitalized as debt issuance costs and will be amortized on a straight-line basis through the maturity date of the debt.

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

We must maintain certain financial covenants which are measured at the end of each fiscal quarter.  The primary covenants are total debt, excluding our convertible senior notes, and fixed charges as compared to our rolling 12-month EBITDA and a minimum rolling six-month EBITDA.  We revised the EBITDA definition used in the covenant calculations to include certain restructuring cost addbacks in 2011 and 2012 and have amended the covenant levels.   As amended, our minimum required six-month rolling EBITDA as defined in the credit agreement is $8.25 million for the six-month period ended December 30, 2011 and $9.5 million for the six-month period ended March 30, 2012.  If we are unable to maintain the required EBITDA levels relative to our total debt or fixed charges and to the minimum levels required, we would default on our covenants.  A default, if not waived by our lenders, may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  Based on our current outlook and forecast of financial results, we believe that we will continue generating sufficient EBITDA to remain compliant with the amended debt covenants.  See also Item 1a—Risk Factors—“Our debt levels could adversely affect our financial position, our liquidity and the perception of our financial condition in the financial markets.”=

We have also agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain available cash of $5.8 million, to limit our capital expenditures to specific levels in 2011 and 2012, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff claims that we infringe certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages.  Discovery has ended, and on September 6, 2011, the Court ruled on numerous pending motions for summary judgment. The Court denied the plaintiff’s motion for summary judgment of infringement by our products with the exception of one claim relating to one representative product. The Court partially granted one of our summary judgment motions, in effect, excluding any liability for direct infringement for products sold outside of North America on all of plaintiff’s claims.

Although a trial date has not yet been scheduled, the Court has ordered the parties to file a proposed joint pre-trial order for the case by November 29, 2011. The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million, plus requests for trebling and attorneys fees.  However, these reports do not take into account the Court’s September 2011 ruling, which excluded direct foreign sales and therefore may reduce our potential exposure to significantly less than half of the amount claimed by the plaintiff. In addition, we are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics. Although we are not familiar with the specific details of these cases or the plaintiff’s claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America we recorded a charge of approximately $0.2 million as selling, general and administrative expense in the three months ended September 30, 2011. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings. However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no other liability has been accrued.

In March 2011, we received an unsolicited proposal from Bel Fuse to acquire all of our outstanding shares.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders and other constituents.    Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse nominees were not elected to our board.  During the nine months ended September 30, 2011 we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent fees of our financial and legal advisors.  We do no not expect to incur significant additional fees or similar costs related to this matter.

During the nine months ended September 30, 2011, we paid $1.9 million related to an audit of one of our foreign subsidiaries’ income tax filings.  Settlement of this matter may result in additional payments of as much as $4.4 million.  This amount has been fully accrued for as of September 30, 2011, however, we do not anticipate additional payments related to this matter before 2012.

On February 10, 2011, we announced that our corporate headquarters located in Trevose, Pennsylvania would be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation will occur during 2011 in connection with our actions to simplify and streamline our organizational structure. We estimate that we will incur approximately $3.1 million of total severance and other associated costs over the remainder of 2011 and 2012 related to the consolidation of our headquarters, which will generate an estimated annual cost savings of approximately $1.5 million once the transition is complete.  Cash payments resulting from the severance charges recorded in the nine months ended September 30, 2011 will be completed within approximately one year.

We continue to streamline our administrative functions and lower our overall production costs.  As a result, we anticipate incurring further charges and cash payments for severance and other related adjustments throughout 2011.   As of November 9, 2011, these plans were not finalized or estimable and there has been no formal notification of further actions.

During the nine months ended September 30, 2011, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Considering the business issues mentioned above and other risks inherent in our company, we believe we have appropriate liquidity to fund our business requirements. This belief is primarily based on our current balances of cash and cash equivalents and our access to our amended credit facility.  At September 30, 2011, we were in compliance with all covenants of our credit facility agreement.

We believe that the combination of cash on hand and, if necessary, borrowings under our amended credit facility will be sufficient to satisfy our operating cash requirements. In addition, we may use internally generated funds or obtain additional borrowings or equity offerings for suitable acquisitions of businesses or assets.

Currently, a majority owned subsidiary holds approximately $1.9 million of our consolidated cash and cash equivalents. During the third quarter of 2011, $9.2 million of this cash was used to make payments on outstanding borrowings under our senior revolving credit facility. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders. As of September 30, 2011, there are no plans to repatriate funds held at this majority owned subsidiary.  Earlier in 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a non-U.S. exchange and has purchased approximately $4.1 million of its own common stock using its cash on hand during the nine months ended September 30, 2011.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

Our retained earnings are free from legal or contractual restrictions as of September 30, 2011, with the exception of approximately $29.8 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. This could result in lower than expected business growth or higher than anticipated costs.  In addition, acquisitions may:

●	cause a disruption in our ongoing business;
●	distract our managers;
●	increase our debt and leverage;
●	unduly burden other resources in our company; and
●	result in an inability to maintain our historical standards, procedures and controls, which may result in non-compliance with external laws and regulations or contractual requirements.

Alternatively, we may also consider making strategic divestitures, which may also:

•	cause a disruption in our ongoing business;
•	distract our managers;
•	unduly burden other resources in our company; and
•	result in an inability to maintain our historical standards, procedures and controls, which may result in non- complaince with external laws and regulations or contractual requirements.

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

We have grown both organically and as a result of acquisitions.  We have also contracted as a result of declines in global demand, cost reduction initiatives and through divestitures.  We may significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions.  These rapid fluctuations place strains on our resources and systems.  If we do not effectively manage our resources and systems, our business may be adversely affected.

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

Our failure to effectively manage these issues may result in:

•	production delays;
•	increased costs of production;
•	excessive inventory levels and reduced financial liquidity;
•	an inability to make timely deliveries; and
•	a decrease in profits or cash flows

A decrease in the availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

•	base metals such as copper;
•	ferrite cores;
•	plastics and plastic resins; and
•	rare earth metals.

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

At September 30, 2011, a majority owned subsidiary holds approximately $1.9 million of our consolidated cash and cash equivalents. During the third quarter of 2011, $9.2 million of this cash was used to make payments on outstanding borrowings under our senior revolving credit facility. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of September 30, 2011, there are no plans to repatriate funds held at this majority owned subsidiary. During 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange and purchased approximately $4.1 million of its own common stock using its cash on hand.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

As of September 30, 2011, our retained earnings are free from legal or contractual restrictions, with the exception of approximately $29.8 million of subsidiary retained earnings, primarily in China that are restricted in accordance with the PRC Foreign Investment Enterprises Law.  This law restricts 10% of our net earnings in China, up to a maximum amount equal to 50% of the total capital we have invested.  The $29.8 million includes approximately $6.7 million of retained earnings of a majority owned subsidiary.

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

We were in compliance with the existing covenants of our credit agreement as of September 30, 2011.  Outstanding borrowings under this agreement were $33.0 million at September 30, 2011.  In order to continue execution on our strategic priorities, we amended our credit agreement on August 5, 2011.  We worked closely with the banks to ensure that the amended credit facility provides us with the additional flexibility we need to continue making progress on our strategic turnaround plan.  These revisions included an increase in interest rates, changes to our debt covenant levels and definitions, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.  We also agreed to reduce the borrowings permitted under the credit facility from $100.0 million to $70.0 million, which was further reduced to $60.8 million following a debt repayment in September 2011.  Refer to Note 8, Debt, for additional information.  In addition to the debt outstanding under our credit agreement, we have $50.0 million of convertible senior notes.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  Although we anticipate meeting our covenants in the normal course of operations, our ability to remain in compliance with the covenants may be adversely affected by future events, some of which may be beyond our control.  Violating any of these covenants could result in being declared in default, which, if not waived by our lenders, may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  No assurance can be given that we would be successful in obtaining any waivers from our lenders nor that any such waivers we might be able to negotiate would be on terms as favorable as those presently contained in our debt agreements.  If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquidity to repay our credit facilities or other indebtedness.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

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

In addition, the market price of our common stock may rise and fall in response to the following factors, or based on the perception or anticipation of the following factors:

•	employee health and safety.announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;
•	divestitures of core and non-core businesses;
•	the gain or loss of a significant customer or order;
•	the existence of debt levels in excess of our cash levels;
•	changes in our liquidity, capital resources or financial position;
•	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us, our competitors or our industry;
•	general market or economic conditions; or
•	future business prospects.

Complications with our current enterprise resource planning system (“ERP”) or a transition to an updated ERP system may disrupt operations and affect our operating results.

We currently operate an ERP system that is reaching the end of its useful life.  This system is used at the majority of our locations for many areas of operation, including purchasing, logistics and finance.   A disruption or failure with any component or module of our ERP system may result in a delay to our operations, which could negatively affect our financial results.  We are undertaking a full replacement of the system.  We are subject to inherent costs and risks associated with replacing and changing our systems, including the following:

•	the ability to accept and fulfill customer orders;
•	the potential disruption of our internal control structure;
•	the use of funds for the software and training; and
•	an overall strain on management resources.

The new ERP system will be deployed for use throughout our company in a number of “go live” phases with company-wide deployment expected to be completed in 2012. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data.  While the new ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting.

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

10.5(3)
Amendment No. 2 dated as of August 5, 2011 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto.

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

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity and (v) the Notes to the Unaudited Consolidated Financial Statements.

10.30
Amendment to Employment Agreement Between Ralph E. Faison and Pulse Electronics Corporation dated September 16, 2011 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated September 16, 2011).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

November 9, 2011	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)