Form 10-K
period 2011-12-30
PULSE ELECTRONICS CORP
filed 2012-03-14
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission File No. 1-5375

PULSE ELECTRONICS CORPORATION
(Exact name of registrant as specified in Charter)
PENNSYLVANIA	23-1292472
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

12220 World Trade Drive, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	858-674-8100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
Common Stock par value $0.125 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large accelerated filer  ☐   Accelerated filer   ☒   Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of July 1, 2011 is $177,054,000 computed by reference to the closing price on the New York Stock Exchange on such date.
Title of each class	Number of shares outstanding March 14, 2012
Common stock par value $0.125 per share	42,111,042

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the registrant’s 2012 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Part I

Item 1	Business

General

We were incorporated in Pennsylvania on April 10, 1947 and are headquartered in San Diego, California.  Our mailing address is 12220 World Trade Drive, San Diego, CA 92128-3797, and our telephone number is 858-674-8100.  Our website is www.pulseelectronics.com. Information contained on our website shall not be deemed to be incorporated into this Annual Report on Form 10-K. Our ticker symbol on the New York Stock Exchange is “PULS.”

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

Network generated $169.8 million, or 46.0% of our revenues, for the year ended December 30, 2011 and $219.2 million, or 50.7% of our revenues, for the year ended December 31, 2010.  Refer to Note 18, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Power generated $135.2 million, or 36.6% of our revenues, for the year ended December 30, 2011 and $127.0 million, or 29.4% of our revenues, for the year ended December 31, 2010.  Refer to Note 18, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Wireless generated $64.3 million, or 17.4% of our revenues, for the year ended December 30, 2011 and $86.2 million, or 19.9% of our revenues, for the year ended December 30, 2010.  Refer to Note 18, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Products

The following table contains a list of some of the key products of our segments:

Primary Products	Function	Application

Network
Discrete filter or choke	Separate high and low frequency signals, share incoming and outgoing signals to match industry templates	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines or DSL
Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic equipment	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles
Inductor/chip inductor	Regulate and control electrical energy in a communication circuit	AC/DC & DC/DC power supplies Mobile phones and portable devices
Balun	Connect lines that are balanced to lines that are unbalanced	Cable television and other networks carrying high frequency signals
Transformer	Transfer electrical energy from one circuit to another and provide an impedance match between circuits	Electronic devices that are connected by a wire including PCs, laptops, game boxes, network switches, telephone equipment and DSL routers.
Splitter and diplexer	Split communication signals for further processing	Wide Area and telephone networks and cable television systems

Power
Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies or, generally, anything that plugs in for power
Signal transformer	Limit distortion of signals as they pass from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems
Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines
Other automotive coils	Provide power for a variety of automotive electronic functions	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control
Inductor/chip inductor	Regulate and control electrical energy under conditions of varying loads	Point of load conversion for power on various electronic devices, including servers, switches, computers, game boxes and telephone network equipment
Current and voltage sensors	Sense the presence of, amount of or phase of current or voltage	Inverters, smart meters, charging stations, electric grid control, flight power generation, motor control and industrial control

Wireless
Internal handset antenna and handset antenna modules	Capture and transmit communication signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other terminal and information devices
Mobile and portable antennas	Capture and transmit non-cellular wireless signals, including blue tooth, GPS, WiFi, RFID, VHF/UHF and DECT	Global positioning systems, automotive antennas, wireless handsets, femtocells, routers, switches, smart meters, mesh networks and machine-to-machine communication
Mounts and cables	Mount an antenna onto mobile or stationary location	Police cars, fire trucks, delivery vehicles, lamp posts, rail cars and other automobiles

Sales, Customers and Distribution

Each of our segments sells products predominantly through worldwide direct sales forces.  Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel.  During the sales process, there is close interaction between our engineers and those in our customers’ organizations.  This interaction extends throughout a product’s life cycle, engendering strong customer relationships.  Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 30, 2011, we had approximately 55 salespeople in 9 sales offices worldwide.

We sell our products and services to original equipment manufacturers, original design manufacturers and contract equipment manufacturers, which design, build and market end-user products.  We refer to these companies as OEMs, ODMs and CEMs, respectively.  ODMs typically contract with OEMs to design products, whereas CEMs contract with OEMs to manufacture products.  Many OEMs use CEMs primarily or exclusively to build their products.  Independent distributors sell components and materials to both OEMs and CEMs.  While OEMs are often our design partners, most sales are to CEMs, as OEMs have generally outsourced procurement and manufacturing responsibilities to CEMs.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with all outlets, including OEMs, ODMs, CEMs and other independent distributors.  We provide support for our multinational customer base with local customer service and design centers in North America, Europe and Asia.

For the year ended December 30, 2011, no single customer accounted for more than 10% of our consolidated net sales.  However, a group of affiliated customers, when aggregated, were greater than 10%.  These customers are a group of CEMs of a major network infrastructure company that when aggregated, accounted for more than 10% of our 2011 consolidated net sales.  These CEMs were customers of our Network segment.  Sales to our ten largest customers accounted for 47.5% of net sales for the year ended December 30, 2011, 54.1% of net sales for the year ended December 30, 2010 and 61.9% of net sales for the year ended December 25, 2009.

A large percentage of our net sales have been made outside of the United States in recent years.  For the years ended December 30, 2011, December 31, 2010 and December 25, 2009, 86.4%, 84.2% and 89.9% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed custom manufacturing processes intended to maximize production efficiency without sacrificing the quality of our products.  Specifically, Network’s manufacturing of magnetic components, connectors, chokes and filters is labor intensive and can be highly variable.  Our model enables flexibility of production to contain costs during slower periods, which reflects the often unpredictable nature of market demand for our product lines.  However, our model may also prevent us from increasing production capacity over periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas, automotive and military/aerospace products of our Wireless and Power segments is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.

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

Research, development and engineering expenditures were $26.7 million for the year ended December 30, 2011, $29.7 million for the year ended December 31, 2010 and $28.2 million for the year ended December 25, 2009.  In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers.  However, this revenue is not material to our Consolidated Financial Statements.

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

Competitive factors in the markets for our products include:

●	engineering expertise;
●	product quality and reliability;
●	global design and manufacturing capabilities;
●	breadth of product line;
●	price;
●	customer service; and
●	delivery time.

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

Employees

As of December 30, 2011, we had approximately 14,000 full-time employees compared to 16,100 at December 31, 2010.  Our full-time employees include workers at contract processing facilities which we control and which are integral to our operations in the People’s Republic of China (“PRC”).  Such employees numbered approximately 2,130 and 4,400 as of December 30, 2011 and December 31, 2010, respectively.  In addition to these employees, we utilize temporary staff to supplement our labor capacity.  We have excluded temporary staff from our full-time employment figures.   Approximately 230 full-time employees were located in the United States.  None of our employees were covered by collective-bargaining agreements during the year ended December 30, 2011.  Also, we did not experience any major work stoppages during 2011, and we consider all relationships with our employees to be in good standing.

Raw Materials

The primary raw materials necessary to manufacture all our segments’ products include:

●	base metals such as copper;
●	ferrite cores;
●	plastics and plastic resins; and
●	rare earth metals.

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

Backlog

Our backlog of orders at December 30, 2011 and December 31, 2010 was approximately $40.7 million and $64.2 million, respectively.  The decrease in backlog from 2010 to 2011 was primarily due to  lower overall industry demand in 2011 as compared to 2010, when orders were unusually high due to customers’ concerns with capacity constraints at suppliers.  We expect to ship the majority of our backlog over the next six months.  We do not believe that our backlog is an accurate indicator of near-term business activity because of variability in lead times, capacity, and demand uncertainty, on the part of our customers, and, also, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of our backlog.

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

Our debt levels have adversely affected our financial position, our liquidity and the perception of our financial condition in the financial markets.

The outstanding borrowings under our credit facility, which, as amended on March 9, 2012, provides for up to $55.0 million of borrowings, were $44.0 million at December 30, 2011 and $55.0 million as of March 9, 2012.

As of December 30, 2011, our credit facility included financial covenants that required us to comply with specific financial ratios.  In the fourth quarter of 2011, we did not meet certain of these financial covenants.  On March 9, 2012, we amended the credit agreement and received a waiver for these covenants for the fourth quarter of 2011.  The amended credit facility eliminated the requirement that we comply with these financial covenants for the remainder of the facility term, including: i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; ii) fixed charges as compared to our rolling four-quarter EBITDA; and iii) a minimum rolling six-month EBITDA.  Certain financial covenants are included in the amended facility, including minimum unrestricted cash of $1.0 million and maximum capital expenditures of $7.0 million during the six months ended June 29, 2012 and $6.5 million during the six months ended December 28, 2012. In addition, under the amended facility, net proceeds that we receive from any dispositions of assets or equity interests in our subsidiaries, issuance of equity and incurrence of additional indebtedness (as permitted) must be used to prepay our outstanding borrowings under the credit facility.  Outstanding borrowings that are repaid or prepaid may not be reborrowed.  We will incur fees and expenses related to the March 2012 amendment, including approximately $1.1 million of fees upon execution of the amendment, legal fees and other related expenses.

In addition to the debt outstanding under our credit facility, we have $50.0 million of convertible senior notes.  Refer to Note 6, Debt, for additional information.

Our credit facility matures on February 28, 2013.  Our convertible senior notes become due on December 15, 2014.  While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we have accelerated our strategic plan to significantly delever our balance sheet.  Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments.  These assets represent product lines and facilities, but the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the company.  To that end, we have engaged financial advisors to direct the possible sale of certain non-strategic assets. On February 29, 2012, we entered into a definitive agreement to complete the first of these sales.  This transaction includes the sale of two of our manufacturing plants and related equipment in China and our encapsulated transformer product line.  We are also currently engaged in the process of selling two additional non-strategic assets.  We expect these transactions to be completed by the end of the second quarter of 2012. We also expect to increasingly benefit from a series of actions taken in 2011 to improve our liquidity and cash available from operations.  These actions included restructuring actions, headcount reductions, plant consolidations and reductions in general and administrative expenses.  We intend to continue prudent management of our expenses and cash balances in 2012.  However, we may not be successful in completing the sale of these non-strategic assets, and the actions we have taken and will take to improve our liquidity may not have the significant favorable impact on our liquidity that we expect and we may not be able to delever our balance sheet as planned.

If we are unable to repay our debt and are unable to refinance our obligations or negotiate extensions, we may require additional funding and this additional funding may not be on terms acceptable to us, or at all.  We may be required to raise additional funds through private or public equity financings, which would likely be dilutive to our stockholders.  In connection with the March 9, 2012 amendment to our credit facility, we issued in a private placement warrants to the lenders to purchase approximately 2.7 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.5 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date. Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.9 million or 1.5 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us. The warrants are exercisable from the vesting date through March 9, 2015.  If exercised by the lender, these warrants will be dilutive to our current shareholders.  If we are unable to repay our debt, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets to in order to satisfy our obligations to them.  Certain domestic and international subsidiaries have pledged their shares, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.

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

We have completed numerous acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses and intend to divest operations to focus on our core businesses.  We may fail to derive significant benefits from such transactions.  Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss similar to the losses recorded in 2010 and 2009.

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

Our sales are predominantly made on a purchase order basis.  We have a concentration of several primary customers that we rely on for a material amount of these purchase orders.  To the extent we have agreements in place with these customers, most of these agreements are either short-term in nature or provide these customers with the ability to terminate the arrangement.  Such agreements typically do not provide us with any material recourse in the event of non-renewal or early termination.

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

We have very little visibility into our customers’ future purchasing patterns and are highly dependent on customer forecasts.  However, these forecasts are non-binding and can often significantly change.  Given the fluctuation in growth rates and the occasional cyclicality of demand for our products, as well as our reliance on our customers’ forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs, as well as our raw material and working capital requirements.

Our failure to effectively manage these issues may result in:

●	production delays;
●	increased costs of production;
●	excessive inventory levels and reduced financial liquidity;
●	an inability to make timely deliveries; and
●	a decrease in profits or cash flows.

A decrease in the availability of our key raw materials could adversely affect our profit margins.

We use several types of raw materials in the manufacturing of our products, including:

●	base metals such as copper;
●	ferrite cores;
●	plastics and plastic resins; and
●	rare earth metals.

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

We frequently encounter strong competition within individual product lines from various competitors throughout the world.  We compete principally on the basis of:

●	engineering expertise;
●	product quality and reliability;
●	global design and manufacturing capabilities;
●	breadth of product line;
●	price;
●	customer service; and
●	delivery time.

Our inability to successfully compete on any or all of the above or other factors may result in reduced sales.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We manufacture and sell our products in various regions of the world and export and import these products to and from a large number of countries.  Fluctuations in exchange rates could negatively impact our cost of production and sales which, in turn, could decrease our operating results and cash flow.  In addition, if the functional currency of our manufacturing costs strengthens as compared to the functional currency of our competitors’ manufacturing costs, our products may become more costly than our competitors.  Although we engage in limited derivative transactions, including foreign currency forward contracts, which may reduce our transaction and economic exposure to foreign currency fluctuations, these measures may not eliminate or substantially reduce our risk in the future.

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

Risks inherent in doing business internationally may include:

●	the inability to repatriate or transfer cash on a timely or efficient basis;
●	economic and political instability;
●	expropriation and nationalization;
●	trade restrictions;
●	capital and exchange control programs;
●	transportation delays;
●	uncertain rules of law; and
●	uncertain changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, it is political, legal and labor developments entail uncertainties and risks.  For example, at certain times in the past we have encountered difficulties in attracting and retaining the level of labor required to meet our customers’ demands.  Also, wages have been increasing rapidly over the last several years in China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

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

During the third quarter of 2011, $9.2 million of cash held by a majority owned subsidiary was used to make payments on outstanding borrowings under our senior revolving credit facility.  At December 30, 2011, this majority owned subsidiary holds approximately $4.0 million of our consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of December 30, 2011, there are no plans to repatriate funds held at this majority owned subsidiary. During 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publicly traded on a foreign exchange and purchased approximately $4.1 million of its own common stock using its cash on hand.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

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

In 2011, we announced that our corporate headquarters, previously located in Trevose, Pennsylvania, would be consolidated into our U.S. operational headquarters in San Diego, California.  The consolidation of our corporate headquarters was in connection with our actions to simplify and streamline our company’s organizational structure and to reduce administrative costs. We completed the transition and reorganization of our corporate headquarters during 2011.

We face risks arising from the restructuring of our operations.

In the past, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we could initiate future restructuring plans. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the relocation of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and damage our reputation, and cause a loss of confidence in our products, which could adversely affect our business, revenues and competitive position.

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

In addition, the market price of our common stock may rise and fall in response to the following factors, or based on the perception or anticipation of the following factors:

●	employee health and safety announcements of technological or competitive developments;
●	acquisitions or strategic alliances by us or our competitors;
●	divestitures of core and non-core businesses;
●	the gain or loss of a significant customer or order;
●	the existence of debt levels in excess of our cash levels;
●	changes in our liquidity, capital resources or financial position;
●	changes in estimates or forecasts of our financial performance or changes in recommendations by securities analysts regarding us, our competitors or our industry;
●	general market or economic conditions; or
●	future business prospects.

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

We currently operate an ERP system that is reaching the end of its useful life.  This system is used at the majority of our locations for many areas of operation, including purchasing, logistics and finance.   A disruption or failure with any component or module of our ERP system may result in a delay to our operations, which could negatively affect our financial results.  We are undertaking a full replacement of the system.  We are subject to inherent costs and risks associated with replacing and changing our systems, including the following:

●	the ability to accept and fulfill customer orders;
●	the potential disruption of our internal control structure;
●	the use of funds for the software and training; and
●	an overall strain on management resources.

The new ERP system will be deployed for use throughout our company in a number of “go live” phases with company-wide deployment expected to be completed in early 2013. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data.  While the new ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting. In addition, an implementation of a new ERP may not result in financial gains that offset the potential costs of implementation.

Item 1b	Unresolved SEC Comments

None

Item 2	Properties

During the year ended December 30, 2011 our corporate headquarters, previously located in Trevose, Pennsylvania, was consolidated into our U.S. operational headquarters in San Diego, California, where we own approximately 49,720 square feet of office space.  We operated 8 manufacturing plants in the U.S., PRC, and South Korea as of December 30, 2011.  We seek to maintain facilities in those regions where we market and sell our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations of our continuing operations as of December 30, 2011:

Location (1)	Approx. Square Ft. (2)	Owned/Leased	Approx. Percentage Used For Manufacturing

Dongguan, PRC	231,000	Leased	100%
Mianyang, PRC	385,000	Leased	80%
Suzhou, PRC	122,000	Leased	82%
Zhuhai, PRC	151,000	Leased	100%
Suining, PRC	94,000	Leased	74%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	1,028,000

(1)
In addition to these manufacturing locations, we have 165,000 square feet of space which is used for engineering, sales and administrative support functions at various locations. Also, we lease approximately 754,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC. The manufacturing of our products is shared between plants, so we are unable to allocate each location to a segment.

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

A trial date has been scheduled for July 24, 2012 and the Court has ordered a pre-trial settlement conference for June 14, 2012. The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million, plus requests for trebling and attorneys fees. However, these reports do not take into account the Court’s September 2011 ruling, which excluded direct foreign sales and therefore may reduce our potential exposure to significantly less than half of the amount claimed by the plaintiff. In addition, we are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics. Although we are not familiar with the specific details of these cases or the plaintiff’s claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America we recorded a charge of approximately $0.2 million as selling, general and administrative expense in the year ended December 30, 2011.  We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no additional liability has been accrued.   During the years ended December 30, 2011 and December 31, 2010, we incurred approximately $0.8 million and $2.5 million of legal expenses, respectively, related to this matter.

Item 4	Mine Safety Disclosure

Not applicable.

Part II

Item 5	Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol “PULS.”  The following table sets forth the high and low closing sales prices in each quarter of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 High	$6.34	$6.14	$4.67	$3.62
2011 Low	$4.76	$4.29	$2.59	$2.50

2010 High	$5.18	$6.05	$4.46	$5.45
2010 Low	$3.34	$2.92	$2.98	$3.79

On December 30, 2011, there were approximately 856 registered holders of our common stock, which has a par value of $0.125 per share and is the only class of stock that we have outstanding.  See additional discussion on restricted retained earnings of subsidiaries in Item 7, Liquidity and Capital Resources, and in Note 10, Equity, to our Consolidated Financial Statements.

We paid dividends of approximately $4.2 million during the year ended December 30, 2011.  We paid $4.1 million for dividend payments during the year ended December 31, 2010 and $6.7 million for dividend payments during the year ended December 25, 2009.  We do not anticipate that we will make dividend payments in periods subsequent to the year ended December 30, 2011.  We believe that use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program and to implement a new ERP system.

Information as of December 30, 2011 concerning plans under which our equity securities are authorized for issuance are as follows:

Plan Category	Number of shares to be issued upon exercise of options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,832,000	$4.64	833,000

Equity compensation plans not approved by security holders	--	--	--

Total	1,832,000	$4.64	833,000

On May 15, 1981, our shareholders approved an incentive compensation plan (“ICP”) intended to enable us to obtain and retain the services of employees by providing them with incentives that may be created by the Board of Directors Compensation Committee under the ICP.  Subsequent amendments to the plan were approved by our shareholders including an amendment on May 23, 2001 which increased the total number of shares of our common stock which may be granted under the plan to 4,900,000 shares.  Our 2001 Stock Option Plan and the Restricted Stock Plan II were adopted under the ICP.  In addition to the ICP, other plans approved include a 250,000 share Board of Director Stock Plan and a 1,000,000 share Employee Stock Purchase Plan (“ESPP”).  During 2004, the operation of the ESPP was suspended following an evaluation of its affiliated expense and perceived value by employees.  Our ICP expired on December 31, 2011 and therefore no shares may be granted under the 2001 Stock Option Plan or the Restricted Stock Plan II. We anticipate proposing a new plan for authorization by the shareholders in 2012. Of the 833,000 shares remaining available for future issuance, 812,000 shares are attributable to our ESPP and 21,000 shares are attributable to our Board of Director Stock Plan. Refer to Note 11, Stock-based compensation, to the Consolidated Financial Statements for additional information regarding our stock-based compensation plans.

Comparison of Five-Year Cumulative Total Return

The following graph compares the growth in value on a total-return basis of $100 investments in Pulse Electronics Corporation, the Russell 2000® Index and the Dow Jones U.S. Electrical Components and Equipment Industry Group Index between December 29, 2006 and December 30, 2011.  Total-return data reflects closing share prices on the final day of our fiscal years.  Cash dividends paid are considered as if reinvested.  Also, the graph does not reflect intra-year price fluctuations.

The Russell 2000® Index consists of approximately the 2,000 smallest companies and about 10% of the total market capitalization of the Russell 3000® Index.  The Russell 3000 represents about 98% of the investable U.S. equity market.

At December 30, 2011, the Dow Jones U.S. Electrical Components and Equipment Industry Group Index included the common stock of American Superconductor Corp., Amphenol Corp. Class A, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Belden, Inc., Belfuse Inc. Class B, Benchmark Electronics, Inc., Celestica, Inc., Cooper Industries Elc., Class A, EnerSys Inc., Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hon Hai Precision Industry Co. Ltd. GDR., Hubbell Inc. Class A and Class B, Jabil Circuit, Inc., Littelfuse, Inc., Molex, Inc. and Molex, Inc. Class A, Plexus Corp.,  Regal-Beloit Corp., Thomas & Betts Corp., TE Connectivity Ltd., Vishay Intertechnology, Inc. and Wesco International, Inc

	2006	2007	2008	2009	2010	2011
Pulse Electronics Corporation	$100.00	$123.15	$14.66	$19.34	$24.65	$13.27
Dow Jones U.S. Electrical Components & Equipment Industry Group Index	$100.00	$119.83	$56.06	$96.14	$121.06	$107.34
Russell 2000® Index	$100.00	$97.98	$60.53	$80.50	$99.49	$94.07

Item 6	Selected Financial Data (in thousands, except per share amounts)

	2011 (1)(7)	2010 (1)(2)	(1 2009(3)(4	) )	(1)(3 2008(5)(6	) )	2007 (1)
Net sales	$369,284	$432,480		$398,803		$626,270	$671,569
Net (loss) earnings from continuing operations	(53,446)	(27,737)		(72,859)		(123,553)	42,173
Net (loss) earnings from discontinued operations	(28)	(9,679)		(119,978)		(151,467)	19,740
Net (loss) earnings	(53,474)	(37,416)		(192,837)		(275,020)	61,913
Less: Net (loss) earnings attributable to non-controlling interest	(88)	987		375		738	256
Net (loss) earnings attributable to Pulse Electronics Corporation.	$(53,386)	$(38,403)		$(193,212)		$(275,758)	$61,657

Basic (loss) earnings per share:
Net (loss) earnings from continuing operations	$(1.30)	$(0.70)		$(1.79)		$(3.05)	$1.03
Net (loss) earnings from discontinued operations	0.00	(0.24)		(2.94)		(3.72)	0.49
Net (loss) earnings per share	$(1.30)	$(0.94)		$(4.73)		$(6.77)	$1.52

Diluted (loss) earnings per share:
Net (loss) earnings from continuing operations	$(1.30)	$(0.70)		$(1.79)		$(3.05)	$1.03
Net (loss) earnings from discontinued operations	0.00	(0.24)		(2.94)		(3.72)	0.48
Net (loss) earnings per share	$(1.30)	$(0.94)		$(4.73)		$(6.77)	$1.51

Total assets	$173,437	$224,599		$374,800		$769,911	$821,353
Total long-term debt and convertible senior notes	$93,950	$82,150		$131,000		$343,189	$10,467
Pulse Electronics Corporation shareholders’ (deficit) equity	$(45,274)	$10,726		$56,186		$197,446	$561,079
Number of shares outstanding:
Year end	41,980	41,490		41,242		40,998	40,901
Dividends declared per share	$0.08	$0.10		$0.10		$0.35	$0.35

(1)
On September 2, 2010, we completed the divestiture of our former electrical business (“Electrical”) in Europe and Asia for approximately $52.0 million in cash, subject to normal working capital adjustments and other financial adjustments.  Also, on January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  We have reflected the results of Electrical as a held for sale discontinued operation on our Consolidated Financial Statements for all periods presented.

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

(7)
During the year ended December 30, 2011, we recorded an income tax valuation allowance of $38.0 million related to deferred tax assets that, prior to 2011, we believed were more likely than not to be realized.  The valuation allowance recorded in 2011 was established as a result of weighing all positive and negative evidence, including our recent history of cumulative losses over at least the past three years.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.   Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on pages 8 through 14.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  We operate our business in three segments:

●	our Network product group which we refer to as Network,
●	our Power product group which we refer to as Power, and
●	our Wireless product group which we refer to as Wireless.

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

Net sales for our three segments for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 were as follows (in millions):

	2011	2010	2009
Network	$169.8	$219.2	$152.7
Power	135.2	127.0	95.1
Wireless	64.3	86.3	151.0
Net sales	$369.3	$432.5	$398.8

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to expand our capacity of advanced three dimensional antenna equipment which is used to produce our Wireless products.  We have also committed capital to automate certain manual manufacturing processes and to implement an enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service. In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

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

During the year ended December 30, 2011, we incurred a charge of $14.7 million for a number of cost reduction actions. These charges include severance and related costs of $13.7 million, $0.8 million of fixed asset write-downs that are no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value.

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

Divestitures. We have completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  For example, we divested the European and Asian businesses of our former Electrical contact products segment in September 2010 for net proceeds of approximately $53.3 million.  Also, we completed the sale of Electrical’s North American business for an amount immaterial to our Consolidated Financial Statements during January 2010.  We have had no continuing material involvement with any of our divested operations after each respective sale.

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

International Operations. At December 30, 2011, we had manufacturing operations in the U.S., South Korea, and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other foreign countries.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements. For example, sales in certain divisions of Power and Wireless are denominated primarily in renminbi and euro.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our Consolidated Financial Statements.

In order to reduce our exposure to currency fluctuations, we may purchase foreign exchange forward contracts and/or currency options.  These contracts provide a predetermined exchange rate or range of rates at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuation from the date of the contract to a third party for a fee.  In determining the use of forward exchange contracts and currency options, we consider the amount of sales, purchases and net assets or liabilities denominated in local currencies, the currency to be hedged and the costs associated with the contracts.  At December 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $3.9 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.2 million as determined through use of Level 2 inputs.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility or non-deductibility of severance and impairment costs and other similar costs as well as by changes in our net deferred tax assets valuation allowance.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

We have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings.  We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, with the exception of earnings in the amount of $8.5 million as of December 30, 2011, these undistributed earnings are intended to be reinvested outside of the U.S. indefinitely. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility or non-deductibility of severance and impairment costs and other similar costs as well as by changes in our net deferred tax assets valuation allowance.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements and related disclosures, in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes.  Note 1, Summary of significant accounting policies, to our Consolidated Financial Statements on pages 42 through 46 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  These critical accounting policies are subject to review by the Audit Committee of our Board of Directors.  Estimates are used for, but not limited to, the accounting for inventory, divestitures, acquisitions, identifiable intangibles, income taxes, defined benefit plans, contingency accruals and severance and asset impairments.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

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

Divestiture Accounting.  We engage in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the business as held for sale, if the business meets the specifications of a discontinued operation, determining the fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.   Furthermore, when removing the divested business from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Intangible Assets, net.  We test our indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  As of December 30, 2011 and December 31, 2010, the carrying amount of goodwill was zero.  Prior to 2010, we had goodwill in our Consolidated Financial Statements which was subject to an annual impairment review.  Our impairment review process compares the fair value of each reporting unit, with its carrying value.  We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit, we performed step one of the goodwill impairment test in the first quarter of 2010.  Our wireless reporting unit did not pass the first step of the impairment test.  Accordingly, we undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0. As a result, management recorded a non-cash goodwill impairment charge of $14.6 million in the first quarter of 2010.  In addition to the 2010 impairment, we performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and decrease in our forecasted operating profit, which our wireless reporting unit failed.  The second step of the impairment test resulted in a $71.0 million goodwill impairment at our wireless reporting unit.  Refer to Note 4, Intangible assets, net and goodwill to the Consolidated Financial Statements for additional details.

We measure the fair value of indefinite-lived intangible assets, which consists of tradenames, using the relief from royalty method.  This method assumes that the tradenames have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related tradenames, the appropriate royalty rate, and the weighted average cost of capital.

We performed our assessment in the fourth quarter of 2011 and determined that the fair value of our tradenames exceeded the carrying value and therefore was not impaired. In the fourth quarter of 2010, we tested the carrying value of our tradenames, which resulted in a non-cash impairment charge of approximately $0.3 million.

Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over 3 to 7 years.   We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

During the second quarter of 2010, we decided to further simplify our operations by considering alternatives to withdraw from the audio market.   As a result, we performed a recoverability test on the finite-lived intangible assets related to our audio products, which resulted in impairment charges of $3.6 million to our technology intangibles.  In addition, as a result of a significant decline in Wireless’ actual and forecasted sales and operating profit during the first quarter of 2010, we performed a recoverability test on a finite-lived customer relationship intangible asset which resulted in an $11.5 million impairment charge.   Refer to Note 4, Intangibles assets, net and goodwill, of the Consolidated Financial Statements for additional details.

Income Taxes. We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 30, 2011, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors.  Consequently, we recorded an additional valuation allowance against those deferred tax assets.  The increased valuation allowance was recorded as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

We recognize the tax benefit from uncertain tax positions only after determining that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  We regularly reassess the positions taken and record any changes, as appropriate.

Defined Benefit Plans. On December 31, 2010, our management froze the plan benefits of our domestic defined benefit retirement plan.  Also, during 2010 we settled the obligations of our defined benefit supplemental retirement plan, which was contingent on the sale of Electrical.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, interest crediting rates, and mortality rates. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statement. Refer to Note 8, Employee benefit plans, to the Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. ASU 2011-05 is effective beginning after the first day of our fiscal 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective beginning after the first day of our fiscal 2012 and must be applied prospectively. Given our immaterial amounts of assets and liabilities that require level 3 inputs we do not expect the impact of the adoption of ASU 2011-04 to have a material impact on the Consolidated Financial Statements.

In December 2010, FASB amended its authoritative guidance related to business combinations that are material on an individual or aggregate basis.  These amendments clarify existing guidance for comparative financial statements that include a business combination.  Specifically, revenue and earnings of the combined business are required to be disclosed as though the combination had occurred as of the beginning of the comparable prior annual reporting period.  Also, the amendment expands supplemental pro forma disclosures to include a description of the nature and amount of nonrecurring pro forma adjustments, to revenue and earnings, which are directly attributable to the business combination.  This guidance is prospective for business combinations with an acquisition date on or after the first day of our fiscal 2012.  If we enter into any business combinations subsequent to 2011, we will evaluate the effect that this guidance may have on the Consolidated Financial Statements in accounting for such transactions.

Results of Operations

Year ended December 30, 2011 compared to the year ended December 31, 2010

The table below shows our results of operations and the changes in those results from period to period in both U.S. dollars and percentages (dollars in thousands):

					Results as % of net sales
	2011	2010	Change $	Change %	2011	2010
Net sales	$369,284	$432,480	$(63,196)	(14.6)%	100.0%	100.0%
Cost of sales	289,148	323,865	34,717	10.7	(78.3)	(74.9)
Gross profit	80,136	108,615	(28,479)	(26.2)	21.7	25.1

Selling, general and administrative expenses	81,393	91,653	10,260	11.2	(22.0)	(21.2)
Severance, impairment and other associated costs	14,719	32,799	18,080	55.1	(4.0)	(7.6)
Costs related to unsolicited takeover attempt	1,916	--	(1,916)	(100.0)	(0.5)	--
Operating loss	(17,892)	(15,837)	(2,055)	(13.0)	(4.8)	(3.7)

Interest expense, net	(6,202)	(4,853)	(1,349)	(27.8)	(1.7)	(1.1)
Other expense, net	(561)	(4,356)	3,795	87.1	(0.2)	(1.0)

Loss from continuing operations before income taxes	(24,655)	(25,046)	391	1.6	(6.7)	(5.8)

Income tax expense	28,791	2,691	(26,100)	(969.9)	(7.8)	(0.6)

Net loss from continuing operations	(53,446)	(27,737)	(25,709)	(92.7)	(14.5)	(6.4)

Net loss from discontinued operations	(28)	(9,679)	9,651	99.7	--	(2.2)

Net loss	$(53,474)	$(37,416)	$(16,058)	(42.9)%	(14.5)%	(8.7)%

Net Sales. Our consolidated net sales decreased by 14.6% primarily as a result of lower demand in Network due to lower industry demand and the utilization of remaining inventory purchased by certain customers during 2010.  We also experienced a decline in sales of our Wireless products in the mobile handset market.  These declines were partially offset by an increase in sales to new antenna customers by Wireless. The foreign currency effect on our U.S. dollar reported sales were neutral when comparing the results for the year ended December 30, 2011 and December 31, 2010.

Net sales for our three segments for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 were as follows (in millions):

	2011	2010	2009
Network	$169.8	$219.2	$152.7
Power	135.2	127.0	95.1
Wireless	64.3	86.3	151.0
Net sales	$369.3	$432.5	$398.8

Gross Profit. Our consolidated gross margin for the year ended December 30, 2011 was 21.7% as compared to 25.1% for the year ended December 31, 2010.   The decrease in our gross profit during the year ended December 30, 2011 was primarily the result of lower demand, higher wage rates, higher raw material costs, and lower pricing for certain Network and Power products. Partially offsetting these decreases was the effect of continued migration of our manufacturing to lower-cost existing facilities located in central China in 2011.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased by $10.3 million primarily due to lower costs as a result of expense reductions announced earlier in 2011, lower business volumes, and the effects of prudent expense management.

            Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the year ended December 30, 2011 and December 30, 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$26,673	$29,665
Percentage of sales	7.2%	6.9%

Our RD&E spending as a percentage of sales for the year ended December 30, 2011 is consistent with the year ended December 31, 2010.  We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity.  Also, included in RD&E expense for the year ended December 30, 2011 and December 31, 2010 was approximately $0.8 million and $2.5 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.  Refer to further discussion in Note 9, Commitments and contingencies.

Severance, Impairment and Other Associated Costs.  During the year ended December 30, 2011, we incurred a charge of $14.7 million for a number of cost reduction actions.  These charges include severance and related payments of $12.8 million, lease termination costs of $0.9 million, $0.8 million of fixed asset write-downs that are no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value. Of the $14.7 million restructuring charge incurred during the year ended December 30, 2011, approximately $3.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and was completed before the end of 2011.   Refer to Note 14, Severance, impairment and other associated costs, to our Consolidated Financial Statements for further details.

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

Costs Related to Unsolicited Takeover Attempt.  During the year ended December 30, 2011, we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent fees of our financial and legal advisors.  We do no not expect to incur significant additional fees or similar costs related to this matter.

Interest.   Net interest expense increased by $1.3 million primarily due to an increase in our debt fee amortization of $0.4 million due to fees incurred in connection with the amendment to our senior revolving credit facility in August 2011 and a write-down of previously capitalized debt fees.  In addition, interest expense on our senior revolving credit facility had been allocated between continuing operations and discontinued operations on a pro rata basis based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding during the year ended December 30, 2010 resulting in lower interest expense from continuing operations.

Other.  Net other expense for the year ended December 30, 2011 is primarily attributable to net foreign exchange activity related to changes in the varying currencies of our intercompany lending program of $2.7 million, partially offset from the reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition.   During the year ended December 31, 2010, we incurred foreign exchange losses of approximately $3.9 million during the comparable period of 2010.  The decreased exposure in foreign currency changes was the result of continued simplification efforts and the reduction of legal entities. Also, included in net other expense for the year ended December 31, 2010 was a loss recorded to write-down an available-for-sale property to the net proceeds received on its sale.

Income Taxes.  The effective tax rate for the year ended December 30, 2011 was a tax expense of 117% compared to an expense of 11% for the year ended December 31, 2010.  The increase in our expense was primarily due to an increase in the amount of our valuation allowance by approximately $58.0 million in 2011, of which $38.0 million resulted in an increase in income tax expense.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 30, 2011, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors.  Consequently, we recorded an increase in our valuation allowance against those deferred tax assets.  The increased valuation allowance was recorded as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

The 2011 effective tax rate was also impacted by the recording of tax reserve related to audit in a foreign jurisdiction and the release of tax reserve related to actions to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity which we no longer operate and lapses in statutes of limitation.

Discontinued Operations.  Net loss from discontinued operations was less than $0.1 million during the year ended December 30, 2011 as compared to a loss of approximately $9.7 million during the comparable period of 2010.  During the year ended December 31, 2010, our results from discontinued operations included a gain recorded upon the completion of the sale of our Electrical business and a gain recorded on the Medtech divestiture as a result of settling an unresolved matter that existed at the date of sale.  During the year ended December 30, 2011, we recorded $0.6 million of income to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical, offset by $0.6 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.

Year ended December 31, 2010 compared to the year ended December 25, 2009

The table below shows our results of operations and the changes in those results from period to period in both U.S. dollars and percentages (dollars in thousands):

					Results as % of net sales
	2010	2009	Change $	Change %	2010	2010
Net sales	$432,480	$398,803	$33,677	8.4%	100.0%	100.0%
Cost of sales	323,865	298,035	(25,830)	(8.7)	(74.9)	(74.7)
Gross profit	108,615	100,768	7,847	7.8	25.1	25.3

Selling, general and administrative expenses	91,653	89,698	(1,955)	(2.2)	(21.2)	(22.5)
Severance, impairment and other associated costs	32,799	82,867	50,068	60.4	(7.6)	(20.8)
Operating loss	(15,837)	(71,797)	55,960	77.9	(3.7)	(18.0)

Interest expense, net	(4,853)	(2,967)	(1,886)	(63.6)	(1.1)	(0.7)
Other (expense) income, net	(4,356)	3,784	(8,140)	(215.1)	(1.0)	0.9

Loss from continuing operations before income taxes	(25,046)	(70,980)	45,934	64.7	(5.8)	(17.8)

Income tax expense	2,691	1,879	(812)	(43.2)	(0.6)	(0.5)

Net loss from continuing operations	(27,737)	(72,859)	45,122	61.9	(6.4)	(18.3)

Net loss from discontinued operations	(9,679)	(119,978)	110,299	91.9	(2.2)	(30.1)

Net loss	$(37,416)	$(192,837)	$155,421	80.6%	(8.6)%	(48.4)%

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

RD&E increased in the year ended December 31, 2010 primarily due to the inclusion of approximately $2.5 million of legal expenses we incurred in connection with the patent lawsuit filed by Halo Electronics.  Without the effects of the additional legal expenses, our RD&E, as a percentage of sales, was approximately 6.3%.  Our spending on RD&E activities tends to develop at a rate which is less dramatic than our sales changes.  Due to the increased level of sales we experienced in the year ended December 31, 2010, our RD&E as a percentage of sales was lower than historical levels. We believe that future sales in the electronic components markets will be driven by next-generation products.  As a result, design and development activities with our OEM customers continue at an aggressive pace consistent with our markets’ activity.

Severance, Impairment and Other Associated Costs. During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million to one of our indefinite-lived tradenames.  Refer to Note 4, Intangible assets, net and goodwill, to our Consolidated Financial Statements for further details.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance and related payments of $1.9 million and fixed asset impairments of $0.8 million.  The impaired assets were identified in 2010 and primarily include machinery and equipment which were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

Income Taxes.  The effective tax rate for the year ended December 31, 2010 was a tax expense of 10.7% compared to a tax expense of 2.6% for the year ended December 25, 2009.  The change in our effective tax rate is primarily due to lower goodwill impairment charges in 2010 compared to 2009, the expiration of certain non-U.S. tax holidays and reduced losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.

Discontinued Operations.  Net loss from discontinued operations was approximately $9.7 million during the year ended December 31, 2010 as compared to a loss of approximately $120.0 million in the year ended December 25, 2009.  The loss from discontinued operations in the year ended December 31, 2010 was primarily attributable to a charge to reduce the net assets of Electrical to the net proceeds we received upon the completion of its sale.  The loss from discontinued operations incurred during the year ended December 25, 2009 was primarily attributable to estimated losses to write-down the net assets of Electrical to the net proceeds we anticipated receiving from the disposition and a charge to reduce the net assets of Medtech and MEMS to the actual net proceeds we received upon the completion of each sale.  Also, we recorded estimates for the settlement of certain accelerated retirement plan benefits at both Electrical and Medtech during the year ended December 25, 2009.  A summary of our net income (loss) from each of our discontinued operations for the years ended December 31, 2010 and December 25, 2009 is as follows (in thousands):

	2010	2009
Electrical	$(10,325)	$(61,926)
Medtech	788	(48,399)
MEMS	(142)	(9,653)
Total	$(9,679)	$(119,978)

Business Outlook

Our levels of net sales, customer portfolio and product mix have a significant impact on our gross margin, results of operations and cash flow.  Specifically, we experienced consolidated sales and operating performance during 2011 which were lower than 2010 levels.  This was primarily a result of decreased sales volume across Wireless and Network.  In addition, higher costs resulted from wage rates and material costs.   To address these issues, we continue to focus on transitioning our manufacturing from locations with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. Also, we implemented overall price increases where possible to combat rising material costs and increasing minimum wage rates.  We continue to pursue design wins with new Wireless OEM’s and further our existing relationships with other Wireless customers in an effort to address the declining segment revenues caused by the loss of the majority of our sales from a former major handset OEM customer due to the customer’s decision to make a sourcing change.   Also, our efforts toward streamlining our overall general and administrative expenses to achieve an optimal level of spending that is appropriate for the size and structure of our company have been initially evidenced by the lower expenses incurred during the year ended December 30, 2011.   However, we remain focused on reducing our general and administrative expenses, and expect to experience further improvements during 2012.  Finally, we plan to enhance our information technology capabilities by implementing a new ERP system.  We believe that the ERP will enable us to realize working capital efficiencies, streamline our operations and enable us to further reduce our overall cost structure.

We continue to commit resources to the development of new technologies and products that have higher forecasted margins, to the automation of certain manufacturing processes and to the expansion of our international sales, marketing and engineering teams in regions closest to our customers.  Also, we plan on continuing to adjust our marketing and engineering efforts in Wireless in order to increase revenue streams from a more diverse base of customers.  Our focus will be on Wireless products with higher forecasted margins, while shifting from those markets where we expect limited returns. For example, we decided to eliminate the audio components business to streamline our operations and focus on those Wireless products that are forecasted with better returns.

Liquidity and Capital Resources

We present our statement of cash flows using the indirect method.  Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows.  Also, changes in working capital are more directly related to the way we manage our business’s cash flow than items such as cash receipts from the sale of goods, which would appear using the direct method.  Cash flows from discontinued operations have been separated from continuing operations and are disclosed in aggregate by each cash flow activity.  Significant uses of cash in 2011 included the funding of cost reduction actions and capital expenditures for implementation of a new ERP system and growth in the Wireless segment.

Net cash used in operating activities was $9.6 million for the year ended December 30, 2011 as compared to net cash provided by operating activities of $32.3 million in the comparable period of 2010, a decrease of $41.9 million. The decline was primarily attributable to a net decrease in cash provided by working capital changes in the year ended December 30, 2011 as compared to the same period in 2010 and higher net operating losses, excluding goodwill and intangible asset impairments, incurred in 2011 as compared to the same period of 2010.  Revenue declined by approximately 15% from 2010 to 2011, due primarily to softness in the markets for our Network products. As a result of lower market demand, our cost reduction actions and other items, we experienced a net operating cash outflow during the year ended December 30, 2011.

Capital expenditures were $13.8 million during the year ended December 30, 2011 and $9.2 million in 2010.  The increase of $4.6 million was due to a focus in 2011 to expand new investment to programs which we believe are essential to our future growth, primarily related to our Wireless and Network segments and to the implementation of our ERP system. We make capital expenditures to invest in new products, expand production capacity and to improve our operating efficiency.

We made $4.2 million of dividend payments during the year ended December 30, 2011.  We do not anticipate that we will make dividend payments in periods subsequent to the year ended December 30, 2011.  We believe that use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives, in particular in the near term to improve our wireless business, to continue our restructuring program and to implement a new ERP system.

We have $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  During the year ended December 30, 2011, we paid approximately $3.5 million of interest related to the coupon rate on the convertible senior notes. We expect to pay approximately $3.5 million of interest on those notes in 2012.

On December 30, 2011, we had approximately $44.0 million of borrowings outstanding under our credit facility.  Our credit facility was amended on March 9, 2012 as explained below.  As amended, it provides for borrowings not to exceed $55.0 million in U.S. dollars, euros and yen, with a multicurrency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $3.0 million. The maturity date of the facility is February 28, 2013.

We previously amended our credit facility on August 5, 2011.   The amendment in August 2011 included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million, which was further reduced to $60.8 million following a debt repayment in September 2011, and an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings.  We also agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain available cash of $5.8 million, to limit our capital expenditures to specific levels in 2011 and 2012, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.

As of December 30, 2011, we were required to maintain certain financial covenants measured at the end of each fiscal quarter.  The primary financial covenants were: i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; ii) fixed charges as compared to our rolling four-quarter EBITDA; and iii) a minimum rolling six-month EBITDA.   In the fourth quarter of 2011, we did not meet certain of these financial covenants.  On March 9, 2012, we further amended the credit agreement and received a waiver for these covenants for the fourth quarter of 2011.  The March 9, 2012 amendment eliminated the requirement that we comply with these financial covenants for the remainder of the facility term, reduced our borrowing limit from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings to 10.0%, reduced our permitted capital expenditures and reduced the available cash we are required to maintain to $1.0 million.  In addition, in connection with the amendment, we issued in a private placement warrants to the lender group to purchase approximately 2.7 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.5 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.9 million or 1.5 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable from the vesting date through March 9, 2015.

We paid total fees and expenses of approximately $1.4 million in connection with the August 2011 amendment, of which $1.2 million have been capitalized as debt issuance costs and amortized on a straight-line basis through the maturity date of the debt.  We will incur fees and expenses related to the March 2012 amendment, including $1.1 million of fees upon execution of the amendment, legal fees and other related expenses.  Under the amendment, additional fees calculated as 0.5% of outstanding borrowings are due on specific dates in 2012 if amounts under the facility remain outstanding at those dates.

As of March 9, 2012, we had $55.0 million of borrowings outstanding under the credit facility and $50.0 million in convertible senior notes. Refer to Note 6, Debt, to the Consolidated Financial Statements for further details.

While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we have accelerated our strategic plan to significantly delever our balance sheet.  Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments.  These assets represent product lines and facilities, but the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the company.  To that end, we have engaged financial advisors to direct the possible sale of certain non-strategic assets. We entered into a definitive agreement to complete the first of these sales on February 29, 2012.  This transaction includes the sale of two of our manufacturing plants and related equipment in China and our encapsulated transformer product line.  We are also currently engaged in the process of selling two additional non-strategic assets.  We expect these transactions to be completed by the end of the second quarter of 2012. We also expect to increasingly benefit from a series of actions taken in 2011 to improve our liquidity and cash available from operations.  These actions included restructuring actions, headcount reductions, plant consolidations and reductions in general and administrative expenses.  We intend to continue prudent management of our expenses and cash balances in 2012.

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

A trial date has been scheduled for July 24, 2012 and the Court has ordered a pre-trial settlement conference for June 14, 2012. The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million, plus requests for trebling and attorneys fees. However, these reports do not take into account the Court’s September 2011 ruling, which excluded direct foreign sales and therefore may reduce our potential exposure to significantly less than half of the amount claimed by the plaintiff. In addition, we are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics. Although we are not familiar with the specific details of these cases or the plaintiff’s claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America we recorded a charge of approximately $0.2 million as selling, general and administrative expense in the year ended December 30, 2011.  We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no additional liability has been accrued.   During the years ended December 30, 2011 and December 31, 2010, we incurred approximately $0.8 million and $2.5 million of legal expenses, respectively, related to this matter.

In March 2011, we received an unsolicited proposal from Bel Fuse to acquire all of our outstanding shares.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders and other constituents.    Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse nominees were not elected to our board.  During the year ended December 30, 2011 we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent fees of our financial and legal advisors.  We do no not expect to incur significant additional fees or similar costs related to this matter.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”). Initial communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined plan. A partial plan termination would only result in a cash payment to fund our plan and will not directly result in any additional expenses to the Company. In February 2012, legislation was introduced that would likely limit the applicability of the ERISA section 4062(e) rule to complete shutdowns. We are continuing discussions with the PBGC on this matter.  We do not anticipate making any cash payments to our domestic defined benefit retirement plan in 2012.

During the year ended December 30, 2011, we paid $1.9 million related to an uncertain tax position previously taken by of one of our foreign subsidiaries’ income tax filings.  Settlement of this matter may result in additional payments of as much as $4.4 million.  This amount has been fully accrued as of December 30, 2011.

On February 10, 2011, we announced that our corporate headquarters located in Trevose, Pennsylvania would be consolidated into our U.S. operational headquarters in San Diego, California.  This consolidation was completed during 2011 in connection with our actions to simplify and streamline our organizational structure. We incurred approximately $3.5 million of total severance and other associated costs in 2011 related to the consolidation of our headquarters, which will generate an estimated annual cost savings of approximately $1.5 million.  Cash payments resulting from the severance charges recorded in the year ended December 30, 2011 will be completed within 2012.

As of December 30, 2011, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total(1)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Long-term debt	$43,950	$--	$43,950	$--	$--
Convertible senior notes	$50,000	$--	$50,000	$--	$--
Estimated interest payments (2)	$15,215	$7,483	$7,732	$--	$--
Operating leases	$11,805	$4,435	$3,599	$2,099	$1,672

(1)	Excludes other obligations under employment contracts that are generally only payable upon a change of control.
(2)
Estimated interest payments reflect the current borrowing rates for our outstanding convertible senior notes and long-term debt under the senior revolving credit facility, including the changes to interest as a result of the amendment to the credit facility in March 2012.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 30, 2011, we had unrecognized tax benefits of approximately $17.3 million.  Refer to Note 7, Income taxes, to the Consolidated Financial Statements.

During the third quarter of 2011, $9.2 million of cash held by a majority owned subsidiary was used to make payments on outstanding borrowings under our senior revolving credit facility.  At December 30, 2011, this majority owned subsidiary holds approximately $4.0 million of our consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  As of December 30, 2011 there are no plans to repatriate funds held at this majority owned subsidiary.  Earlier in 2011, this majority owned subsidiary announced a plan to purchase its own common stock that is publically traded on a foreign exchange.  As of the date these financial statements were issued, the majority owned subsidiary purchased approximately $4.1 million of its own common stock with its cash on hand.  We do not anticipate any additional spending for common stock buyback plans in the foreseeable future.

With the exception of the cash and cash equivalents located at the majority owned subsidiary, we have not experienced any significant liquidity restrictions in any country in which we operate and no restrictions are foreseen. However, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes which foreign governments require for international cash transfers may delay our internal cash movements from time to time. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  Thus, with the exception of earnings in the amount of $8.5 million, we have not provided for U.S. federal and state income and foreign withholding taxes on approximately $477.0 million of our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad.  If these earnings were brought back to the United States, significant tax liabilities could be incurred in the United States as several countries in which we operate have tax rates significantly lower than the U.S. statutory rate.

Our retained earnings are free from legal or contractual restrictions as of December 30, 2011, with the exception of approximately $26.0 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.0 million includes approximately $2.5 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

Item 7a	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our financial instruments, including cash and cash equivalents and long-term debt borrowed under our revolving credit facility, are exposed to changes in interest rates in both the U.S. and abroad.  We may invest our excess cash in short-term, investment-grade interest-bearing securities.  We generally limit our exposure to any one financial institution to the extent practical.  Our Board of Directors has adopted policies relating to these risks and continually monitors compliance with these policies.

Our revolving credit facility has variable interest rates.  Accordingly, interest expense may increase if we borrow and/or if the rates associated with our borrowings increase.  In March 2012, in connection with amendment to our credit facility, the credit margin spread on our outstanding borrowings under the credit facility increased to 10%.  In addition, we may pursue additional or alternative financing.  We may also use financial derivatives such as interest rate swaps or other instruments in order to manage the risk associated with changes in market interest rates.  However, we have not used any of these instruments to date.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities in our Consolidated Financial Statements which would materially affect our current or future financial condition or results from operations.

The table below presents principal amounts in U.S. dollars and the related weighted average interest rates by year of maturity for our debt obligations.  The column captioned “Approximate Fair Value” sets forth the carrying value of our long-term debt as of December 30, 2011 after taking into consideration the current interest rates on our credit facility and the current bid price on our convertible senior notes (in thousands):

	2012	2013	2014	2015	2016	There- After	Total	Approx. Fair Value
Liabilities
Convertible senior notes
Fixed rate:
US Dollar	--	--	$50,000	--	--	--	$50,000	$40,000
Weighted average interest rate	--	--	7.00%	--	--	--
Long-term debt
Variable rate (1):
US Dollar	--	$43,950	--	--	--	--	$43,950	$45,871
Weighted average interest rate	--	10.2%	--	--	--	--

(1)	The weighted average interest rate reflects the applicable interest in accordance with the terms of our credit facility as amended on March 9, 2012.

Foreign Currency Risk

As of December 30, 2011, we had a substantial amount of assets denominated in currencies other than the U.S. dollar.  We conduct business in various foreign currencies, including those of non-hyperinflationary emerging market countries in Asia as well as European countries.  We may utilize derivative financial instruments, such as forward exchange contracts in connection with fair value hedges, to manage foreign currency risks.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.  These contracts guarantee a predetermined rate of exchange at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  We believe there are two primary risks of holding these instruments.  The first is that the foreign currency being hedged could move in a direction which would create a better economic outcome than if the hedging instrument was not in place.  The second risk is that the counterparty to a currency hedge defaults on its obligations.  We reduce the risk of counterparty default by entering into relatively short-term hedges with well capitalized and highly rated banks.  In determining the use of forward exchange contracts, we consider the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts.

During the year ended December 30, 2011, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts are used to mitigate the risk of currency fluctuations at our operations in China.  At December 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $3.9 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.2 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 inputs.

The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars (in thousands):

	2012	2013	2014	2015	2016	There- After	Total	Approx. Fair Value
Assets
Cash and equivalents
Renminbi (1)	$4,154	--	--	--	--	--	$4,154	$4,154
Euro (1)	$1,452	--	--	--	--	--	$1,452	$1,452
Other currencies (1)	$3,440	--	--	--	--	--	$3,440	$3,440

(1)	U.S. dollar equivalent

  At December 30, 2011, all our financing obligations were denominated in U.S. dollars.

Item 8	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page 37 and from the Consolidated Financial Statements and supplementary schedule on pages 38 through 70.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a	Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 30, 2011, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting are processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 30, 2011, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9b	Other Information

Amended Credit Agreement

On March 9, 2012, we amended our senior revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and a letter of credit issuer, and other lenders party thereto. The amended credit agreement included a waiver for the following financial covenants for the fourth quarter of 2011: i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; ii) fixed charges as compared to our rolling four-quarter EBITDA; and iii) a minimum rolling six-month EBITDA.  The amendment increased the rate of interest on borrowings to 10.0% per annum and eliminated the requirement that we comply with the these financial covenants for the remainder of the facility term, reduced our borrowing limit from $60.8 million to $55.0 million, increased the interest rates on the outstanding borrowings, reduced our permitted capital expenditures to $7.0 million during the six months ended June 29, 2012 and $6.5 million during the six months ended December 28, 2012 and reduced the available cash we are required to maintain to $1.0 million.

In addition, under the amended facility, net proceeds that we receive from any dispositions of assets or equity interests in our subsidiaries, issuance of equity and incurrence of additional indebtedness (as permitted) must be used to prepay our outstanding borrowings under the credit facility.  Outstanding borrowings that are repaid or prepaid may not be reborrowed.  We will incur fees and expenses related to the March 2012 amendment, including approximately $1.1 million of fees upon execution of the amendment, legal fees and other related expenses.

As of March 9, 2012, our outstanding borrowings under the credit facility are $55.0 million.  The maturity date of the facility continues to be February 28, 2013.

The foregoing summary of the amended senior revolving credit facility and all references in this Annual Report on Form 10-K are not complete and are qualified in their entirety by reference to the complete text of the amended and restated credit agreement attached hereto as Exhibit 10.5(5).  Investors and other persons not party to the agreement should not for any purpose rely on the covenants, representations, or warranties made in the agreement or consider them as statements of fact or as representing the current state of the Company's affairs.

Unregistered Sale of Equity Securities

In connection with the March 9, 2012 amendment to our credit facility, we issued in a private placement warrants to the lenders to purchase approximately 2.7 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.5 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.9 million or 1.5 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us. The warrants are exercisable from the vesting date through March 9, 2015.

The foregoing summary of the warrant agreement and all references in this Annual Report on Form 10-K are not complete and are qualified in their entirety by reference to the complete text of the warrant agreement attached hereto as Exhibit 10.6.  Investors and other persons not party to the agreement should not for any purpose rely on the covenants, representations, or warranties made in the agreement or consider them as statements of fact or as representing the current state of the Company's affairs.

Registration Rights Agreement

In connection with amended credit facility agreement and the warrant agreement discussed above, we entered into a registration rights agreement dated March 9, 2012 with the lenders.  Pursuant to the registration rights agreement, we have agreed to file a registration statement with the Securities and Exchange Commission following receipt of a qualifying request from the lenders to register the shares of common stock issuable upon exercise of the warrant.  The lenders may not request registration of these securities prior to September 9, 2012 or after March 9, 2016.

 The foregoing summary of the registration rights agreement and all references in this Annual Report on Form 10-K are not complete and are qualified in their entirety by reference to the complete text of the registration rights agreement attached hereto as Exhibit 10.6(1).  Investors and other persons not party to the agreement should not for any purpose rely on the covenants, representations, or warranties made in the agreement or consider them as statements of fact or as representing the current state of the Company's affairs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited Pulse Electronics Corporation's internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pulse Electronics Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pulse Electronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulse Electronics Corporation and subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, cash flows, and changes in (deficit) equity for each of the years in the three-year period ended December 30, 2011, and the related financial statement schedule, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

San Diego, California
March 14, 2012

Part III

Item 10	Directors, Executive Officers and Corporate Governance

The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2012 Annual Shareholders Meeting.

We make available free of charge our Statement of Principles Policy and all of our Board and Committee charters on our company website at www.pulseelectronics.com and, also, in print to any shareholder upon request.  Copies may be requested from Investor Relations, Pulse Electronics Corporation, 12220 World Trade Drive, San Diego, CA 92128-3797, or by telephone at 858-674-8100.  We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our Internet website within five business days following such amendment or waiver.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11	Executive Compensation

The disclosure required by this item is incorporated by reference to the sections entitled, “Corporate Governance,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Award at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Executive Employment Arrangements” and “Director Compensation” in our definitive proxy statement to be used in connection with our 2012 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference to the sections entitled, “Persons Owning More Than Five Percent of Our Stock” and “Stock Owned by Directors and Officers” in our definitive proxy statement to be used in connection with our 2012 Annual Shareholders Meeting.

Item 13	Certain Relationships, Related Transactions and Director Independence

The disclosure required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independent Directors” in our definitive proxy statement to be used in connection with our 2012 Annual Shareholders Meeting.

Item 14	Principal Accounting Fees and Services

The disclosure required by this item is incorporated by reference to the section entitled “Audit and Other Fees Paid to Independent Accountant” in our definitive proxy statement to be used in connection with our 2012 Annual Shareholders Meeting.

Part IV
Item 15	Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this report

Consolidated Financial Statements

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts	71

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 72 through 73 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Pulse Electronics Corporation and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, cash flows, and changes in (deficit) equity for each of the years in the three-year period ended December 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pulse Electronics Corporation’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed  an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 14, 2012

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

December 30, 2011 and December 31, 2010

In thousands, except per share data

Assets	2011	2010
Current assets:
Cash and cash equivalents	$17,606	$35,905
Accounts receivable, net	59,507	65,532
Inventory, net	36,968	35,741
Prepaid expenses and other current assets	19,842	14,804
Total current assets	133,923	151,982

Long-term assets:
Property, plant and equipment	97,448	113,137
Less accumulated depreciation	68,843	82,456
Net property, plant and equipment	28,605	30,681
Deferred income taxes	3,223	33,669
Intangible assets, net	3,535	5,657
Other assets	4,151	2,610
	$173,437	$224,599

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$52,802	$46,102
Accrued expenses and other current liabilities	42,855	54,602
Total current liabilities	95,657	100,704

Long-term liabilities:
Long-term debt	43,950	32,150
Convertible senior notes	50,000	50,000
Deferred income taxes	8,653	8,890
Other liabilities	12,997	10,081

Commitments and contingencies (Note 9)

(Deficit) Equity:
Pulse Electronics Corporation shareholders’ (deficit) equity:
Common stock: 175,000,000 shares authorized; 41,980,520 and 41,489,733 outstanding in 2011 and 2010, respectively; $0.125 par value per share and additional paid-in capital	218,795	219,393
Accumulated deficit	(286,046)	(232,660)
Accumulated other comprehensive income	21,977	23,993
Total Pulse Electronics Corporation shareholders’ (deficit) equity	(45,274)	10,726
Non-controlling interest	7,454	12,048
Total (deficit) equity	(37,820)	22,774
	$173,437	$224,599

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

Years ended December 30, 2011, December 31, 2010 and December 25, 2009
In thousands, except per share data

	2011	2010	2009

Net sales	$369,284	$432,480	$398,803
Cost of sales	289,148	323,865	298,035
Gross profit	80,136	108,615	100,768

Selling, general and administrative expenses	81,393	91,653	89,698
Severance, impairment and other associated costs	14,719	32,799	82,867
Costs related to unsolicited takeover attempt	1,916	--	--
Operating loss	(17,892)	(15,837)	(71,797)

Other (expense) income:
Interest income	188	563	613
Interest expense	(6,390)	(5,416)	(3,580)
Other (expense) income, net	(561)	(4,356)	3,784
Total other (expense) income	(6,763)	(9,209)	817

Loss from continuing operations before income taxes	(24,655)	(25,046)	(70,980)

Income tax expense	28,791	2,691	1,879

Net loss from continuing operations	(53,446)	(27,737)	(72,859)

Net loss from discontinued operations	(28)	(9,679)	(119,978)

Net loss	(53,474)	(37,416)	(192,837)

Less: Net (loss) earnings attributable to non-controlling interest	(88)	987	375

Net loss attributable to Pulse Electronics Corporation	$(53,386)	$(38,403)	$(193,212)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(53,358)	$(28,724)	$(73,234)
Net loss from discontinued operations	(28)	(9,679)	(119,978)
Net loss	$(53,386)	$(38,403)	$(193,212)

Per share data:
Basic loss per share:
Net loss from continuing operations	$(1.30)	$(0.70)	$(1.79)
Net loss from discontinued operations	0.00	(0.24)	(2.94)
Net loss	$(1.30)	$(0.94)	$(4.73)

Diluted loss per share:
Net loss from continuing operations	$(1.30)	$(0.70)	$(1.79)
Net loss from discontinued operations	0.00	(0.24)	(2.94)
Net loss	$(1.30)	$(0.94)	$(4.73)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 30, 2011, December 31, 2010 and December 25, 2009
In thousands

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(53,474)	$(37,416)	$(192,837)
Net loss from discontinued operations	28	9,679	119,978
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,892	17,410	18,454
Stock incentive plan expense	1,904	1,398	1,133
(Gain) / loss on disposal of assets	(839)	545	3,191
Goodwill and intangible asset impairment, net of income taxes	-	28,195	70,982
Deferred taxes	34,698	(1,162)	(6,883)
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	6,115	3,535	(1,161)
Inventory	(3,476)	(2,705)	9,524
Inventory write downs	2,320	6,241	4,260
Prepaid expenses and other current assets	1,781	(75)	2,270
Accounts payable	5,178	(2,536)	(8,821)
Accrued expenses and other current liabilities	(19,483)	9,753	14,539
Severance, impairment and other associated costs, net of cash payments (excluding loss on disposal of assets and intangible asset impairments)	5,195	(712)	4,090
Other, net	565	142	(1,426)
Net cash (used in) provided by operating activities	(9,596)	32,292	37,293
Cash flows from investing activities:
Cash received from dispositions	1,041	55,427	207,809
Capital expenditures	(13,823)	(9,199)	(2,220)
Purchases of grantor trust investments available for sale	--	(6,248)	(6,077)
Proceeds from sale of property, plant and equipment	695	2,057	2,162
Foreign currency impact on intercompany lending	1,083	(3,780)	(897)
Net cash (used in) provided by investing activities	(11,004)	38,257	200,777
Cash flows from financing activities:
Long term borrowings	36,000	40,000	50,000
Principal payments on long-term debt	(24,200)	(88,850)	(255,000)
Debt issuance costs	(1,121)	(652)	(3,040)
Purchases of shares in non-controlling interest	(4,134)	-	-
Dividends paid	(4,160)	(4,137)	(6,668)
Net cash provided by (used in) financing activities	2,385	(53,639)	(214,708)
Net effect of exchange rate changes on cash	(56)	(130)	1,166
Cash flows of discontinued operations:
Net cash used in operating activities	(28)	(8,892)	(8,207)
Net cash used in investing activities	-	(10,944)	(11,276)
Net cash used in financing activities	-	-	(7,374)
Net effect of exchange rates on cash	-	(746)	635
Net decrease in cash and cash equivalents from discontinued operations	(28)	(20,582)	(26,222)
Net decrease in cash and cash equivalents	(18,299)	(3,802)	(1,694)
Cash and cash equivalents at beginning of year	35,905	39,707	41,401
Cash and cash equivalents at end of year	$17,606	$35,905	$39,707

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Changes in (Deficit) Equity

Years ended December 30, 2011, December 31, 2010 and December 25, 2009
In thousands, except per share data

	Common stock and			Accumulated other	Non-	Total
	paid-in capital		Retained	comprehensive	controlling	(deficit)	Comprehensive
	Shares	Amount	(loss)	income (loss)	interest	equity	loss
Balance at December 26, 2008	40,998	$225,117	$(1,045)	$(26,626)	$10,686	$208,132
Stock options, awards and related compensation	244	1,133	-	-	-	1,133
Adjustments to defined benefits plans	-	-	-	4,696	-	4,696
Dividends declared ($0.10 per share)	-	(4,111)	-	-	-	(4,111)
Net (loss) earnings	-	-	(193,212)	-	375	(192,837)	$(192,837)
Currency translation adjustments	-	-	-	48,444	-	48,444	48,444
Unrealized holding gains on securities	-	-	-	1,790	-	1,790	1,790
Comprehensive loss							$(142,603)
Balance at December 25, 2009	41,242	222,139	(194,257)	28,304	11,061	67,247
Stock options, awards and related compensation	248	1,398	-	-	-	1,398
Adjustments to defined benefits plans	-	-	-	178	-	178
Dividends declared ($0.10 per share)	-	(4,144)	-	-	-	(4,144)
Net (loss) earnings	-	-	(38,403)	-	987	(37,416)	$(37,416)
Currency translation adjustments	-	-	-	(4,449)	-	(4,449)	(4,449)
Unrealized holding losses on securities	-	-	-	(40)	-	(40)	(40)
Comprehensive loss							$(41,905)
Balance at December 31, 2010	41,490	219,393	(232,660)	23,993	12,048	22,774
Stock options, awards and related compensation	490	2,154	-	-	-	2,154
Adjustments to defined benefit plans	-	--	-	(3,463)	-	(3,463)
Purchase of shares in non-controlling interest	-	371	-	-	(4,506)	(4,135)
Dividends declared ($0.08 per share)	-	(3,123)	-	-	-	(3,123)
Net loss	-	-	(53,386)	-	(88)	(53,474)	$(53,474)
Currency translation adjustments	-	-	-	1,440	-	1,440	1,440
Unrealized holding losses on securities	-	-	-	7	-	7	7
Comprehensive loss							$(52,027)
Balance at December 30, 2011	41,980	$218,795	$(286,046)	$21,977	$7,454	$(37,820)

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

Our Consolidated Financial Statements include the accounts of Pulse Electronics and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  We operate on a fiscal year basis.  Our fiscal year ends on the last Friday of December each calendar year.  For 2011, 2010 and 2009, our fiscal years ended on December 30, 2011, December 31, 2010, and December 25, 2009, respectively.   Also, we included an additional week in our operating results for 2010 which resulted in our year ended December 31, 2010 being a 53 week fiscal year.  Our normal fiscal year includes 52 weeks.

Cash and cash equivalents

Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Cash flows from the sale of inventory are recorded in operating cash flows.  We establish inventory provisions to write down excess and obsolete inventory to market value.  Inventory that is written down to its market value in the ordinary course of business is not subsequently written back up.  Our inventory reserves at December 30, 2011 and December 31, 2010 were $3.7 million and $6.1 million, respectively.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves which would negatively affect our gross margin.

Divestiture accounting

We have engaged in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the business as held for sale, if the business meets the specifications of a discontinued operation, determining the fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.  Furthermore, when removing the divested business from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)            Summary of significant accounting policies, continued

Intangible assets, net

Intangible assets with indefinite useful lives are tested for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  As of December 30, 2011 and December 31, 2010, the carrying amount of goodwill was zero.  Prior to 2010, we had goodwill in our Consolidated Financial Statements which was subject to an annual impairment review.  Our impairment review process compares the fair value of each reporting unit, with its carrying value.  We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value.   Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over 3 to 7 years.  We review these intangible assets when there is an indicator of impairment. In 2011, we had no goodwill and we did not record any impairment of our identifiable intangible assets.  In 2010, we determined that $29.7 million of our wireless reporting unit’s goodwill and intangible assets were impaired.  Additionally, we determined that a $0.3 million indefinite-lived tradename was impaired during our annual review in the fourth quarter of 2010.  Refer to Note 4, Intangible assets, net and goodwill, for additional information regarding goodwill and other intangible assets and the associated impairment.

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

Occasionally, we provide cash discounts to customers in exchange for accelerated payment terms.  Also, at our sole discretion, we may provide volume discounts to our customers.  However, such discounts are included in the piece price on our invoices.  We do not believe these allowances are material to our Consolidated Financial Statements.

We provide warranties to our customers that are limited to rework or the replacement of products.  We will not accept returned goods until we authorize the return, which typically occurs within three months of product shipment.  We accrue for warranty returns based on historical experience and record changes in our warranty provision through costs of sales.

We have agreements with certain U.S. distributors which provide limited rights of return.  For instance, one agreement allows the distributor to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs.  We believe these agreements are customary in our industry, and have met each of the criteria established in the applicable accounting guidance prior to recognizing revenue.  We do not believe any of our discount or return programs are material to our Consolidated Financial Statements.

We record an allowance for doubtful receivables.  Accounts receivable allowances at December 30, 2011 and December 31, 2010 were $0.6 million and $0.9 million, respectively.

Stock-based compensation

We currently sponsor a stock option plan and a restricted stock award plan.  All compensation costs relating to stock-based awards are recognized in our Consolidated Financial Statements and are based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment or performance requirements are attained.  The market value of the restricted shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years.  Cash awards, which were made in connection with restricted stock grants in the first half of 2011 and in prior years, were intended to assist recipients with their resulting personal tax liability and are based on the market value of the restricted shares and accrued over the vesting period.  Cash awards are no longer granted in connection with restricted stock grants. Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally have 25% annual vesting over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)            Summary of significant accounting policies, continued

Foreign currency translation

Our foreign subsidiaries use either the U.S. dollar as their functional currency or another local currency depending on the denomination of their transactions and certain other criteria.  For subsidiaries that use the U.S. dollar as their functional currency, but have accounting records in their local currency, all non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates.  Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.  Gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence.  For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates.  Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  Also, we may experience a positive or negative currency translation adjustment within our shareholders’ (deficit) equity.

We incurred net foreign exchange losses / (gains) from foreign currency transactions, which are included in earnings, of approximately $2.7 million, $3.9 million, and $(3.5) million during the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively.

Income taxes

 We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 30, 2011, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors.  Consequently, we recorded an increase to our valuation allowance against those deferred tax assets.  The increased valuation allowance was recorded as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

We recognize the tax benefit from uncertain tax positions only after determining that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  We regularly reassess the positions taken and record any changes, as appropriate.

Defined benefit plans

On December 31, 2010, our management froze the plan benefits of our domestic defined benefit retirement plan.  Also, during 2010 we settled the obligations of our defined benefit supplemental retirement plan, which was contingent on the sale of Electrical.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, interest crediting rates, and mortality rates. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our foreign plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)            Summary of significant accounting policies, continued

Severance, impairment and other associated costs

We record severance, asset impairments and other charges, such as contract termination costs, in response to declines in demand that lead to excess capacity, changing technology, efficiency improvement objectives and other factors.  These costs, which we refer to as restructuring costs, are expensed when we determine that those costs have been incurred, and, also, that all of the requirements to accrue such expenses have been met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If our estimates are too low, we are required to record additional expenses in future periods.  Conversely, we may reverse part of our initial charges if our initial estimates are too high.  Additionally, the cash flow impact of the activity may not be recognized in the same period that the expense has been incurred.

Contingency accruals

During the normal course of business, a variety of issues arise which may result in litigation, environmental compliance disputes or other contingent obligations.  In developing our contingency accruals, we consider the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We record contingency accruals when a liability is probable and the amount can be reasonably estimated.  Periodically, we evaluate available information to assess whether contingency accruals should be adjusted, which includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims. In future periods, we could be required to record additional expenses, if our initial estimates were too low, or reverse part of the charges that were initially recorded, if our estimates were too high.  Additionally, the litigation defense costs we incur in connection with a contingency are expensed as incurred, since the nature of the costs is unpredictable and cannot be reasonably estimated.

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

Long-lived assets to be disposed of and for which management has committed to a plan to divest are classified as held for sale within prepaid and other current assets on the Consolidated Balance Sheets and are reported at the lower of book value or estimated fair market value, less applicable selling costs.  Depreciation and amortization expense is not recorded on assets to be divested once they are classified as held for sale.  At December 30, 2011, we have classified $8.2 million of long-lived assets as held for sale, including buildings, land, and related equipment for two manufacturing facilities in China and buildings and land related to our former operations in Tunisia. We entered into a definitive agreement on February 22, 2012 to complete the sale of our two manufacturing plants in China, subject to closing conditions.  Refer to Note 19, Subsequent Events, for further details regarding this sale.

During 2011, we incurred costs in connection with the implementation of an Enterprise Resource Planning (ERP) system. We have accounted for theses costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The costs of licensing and implementing ERP software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software. The costs incurred during the preliminary project stage are expensed as incurred. We will begin to amortize these costs once the system is in use. All other costs associated with the project have been expensed as incurred.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(1)            Summary of significant accounting policies, continued

Financial instruments and derivative financial instruments

The carrying values of our cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of these instruments.  We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  To mitigate the risk of these changes, we periodically enter into hedging transactions pursuant to our policies and procedures.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged item.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current-period net income.  We do not hold and have not issued financial instruments or derivative financial instruments for trading purposes.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of (deficit) equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. ASU 2011-05 is effective beginning after the first day of our fiscal 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective beginning after the first day of our fiscal 2012 and must be applied prospectively. Given our immaterial amounts of assets and liabilities that require level 3 inputs, we do not expect the impact of the adoption of ASU 2011-04 to have a material impact on the Consolidated Financial Statements.

In December 2010, FASB amended its authoritative guidance related to business combinations that are material on an individual or aggregate basis.  These amendments clarify existing guidance for comparative financial statements that include a business combination.  Specifically, revenue and earnings of the combined business are required to be disclosed as though the combination had occurred as of the beginning of the comparable prior annual reporting period.  Also, the amendment expands supplemental pro forma disclosures to include a description of the nature and amount of nonrecurring pro forma adjustments, to revenue and earnings, which are directly attributable to the business combination.  This guidance is prospective for business combinations with an acquisition date on or after the first day of our fiscal 2012.  If we enter into any business combinations subsequent to 2011, we will evaluate the effect that this guidance may have on the Consolidated Financial Statements in accounting for such transactions.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(2)            Divestitures

Electrical:  On September 2, 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P., (“Tinicum”).  Our net cash proceeds were approximately $53.3 million in cash, including normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were used to repay outstanding debt. During the year ended December 30, 2011, we recorded $0.6 million of other income to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical, offset by $0.6 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement. We have reflected the results of Electrical as discontinued operations on the Consolidated Statements of Operations for all periods presented.  We have no material continuing involvement with our former Electrical business in Europe and Asia.

Electrical’s net sales and earnings (loss) before income taxes included in discontinued operations for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively, were as follows (in thousands):

	Years Ended
	2011	2010	2009
Net sales	$--	$203,014	$261,101
Loss before income taxes	(28)	(9,491)	(67,854)

Medtech:  On June 25, 2009, we completed the disposition of our Medtech components business to Altor Fund III (“Altor”).  Medtech was headquartered in Roskilde, Denmark with manufacturing facilities in Denmark, Poland and Vietnam that produced components for the hearing aid and medical device markets.  We had no activity related to Medtech during the year ended December 30, 2011. We reflected the results of Medtech as a discontinued operation on the Consolidated Statements of Operations for the year ended December 31, 2010.  We have had no material continuing involvement with Medtech.

Medtech’s net sales and earnings (loss) before income taxes included in discontinued operations for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively, were as follows (in thousands):

	Years Ended
	2011	2010	2009
Net sales	$--	$--	$49,704
Earnings (loss) before income taxes	--	788	(44,025)

 MEMS: During 2009, we divested our microelectromechanical systems microphone business located in Denmark and Vietnam. We had no activity related to MEMS during the year ended December 30, 2011. We reflected the results of MEMs as a discontinued operation on the Consolidated Statements of Operations for the year ended December 31, 2010. We have had no material continuing involvement with MEMS.

MEMS net sales and loss before income taxes included in discontinued operations for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively, were as follows (in thousands):

	Years Ended
	2011	2010	2009
Net sales	$--	$188	$1,532
Loss before income taxes	--	(142)	(6,168)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(3)            Financial statement details

The following provides detail of certain financial statement captions at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Inventory, net:
Finished goods	$18,768	$16,351
Work in progress	5,650	6,896
Raw materials and supplies	12,550	12,494
	$36,968	$35,741

Property, plant and equipment, at cost (1):
Land	$745	$1,765
Buildings and improvements	11,658	19,218
Machinery and equipment	85,045	92,154
	$97,448	$113,137

Accrued expenses and other current liabilities:
Income taxes payable	$4,967	$14,828
Accrued compensation	10,553	13,054
Accrued restructuring costs	4,157	608
Other accrued expenses	23,178	26,112
	$42,855	$54,602

(1) As noted in Note 1, Summary of significant accounting policies, at December 30, 2011, we have classified $7.4 million of buildings and related equipment for two manufacturing facilities in China and buildings and land related to our former operations in Tunisia as held for sale. These assets held for sale are included in prepaid and other current assets on the Consolidated Balance Sheets at December 30, 2011.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)            Intangible assets, net and goodwill

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

The annual review of our goodwill and our indefinite-lived intangible assets is performed in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of these intangible assets are impaired. As of December 30, 2011 and December 31, 2010, we did not have any goodwill on our Consolidated Balance Sheets.  Therefore, our annual review of goodwill was no longer necessary beginning in 2010.  Prior to 2010, the goodwill impairment review process compared the fair value of each reporting unit, where goodwill resided, with its carrying value.  If the net book value of the reporting unit exceeded its fair value, we performed the second step of the impairment test that requires an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  An impairment charge was recognized only when the implied fair value of a reporting unit’s goodwill was less than its carrying amount.

The income approach was based on estimating future cash flows using various growth assumptions and discounting based on a present value factor.  We develop the future net cash flows during our annual budget process, which is completed in our fourth fiscal quarter of each year.  However, estimates of future cash flows are updated in conjunction with any goodwill recoverability analysis that is performed independent of our annual review.  The growth rates we used were an estimate of the future growth in the industries in which we participate and were adjusted, if necessary, for issues specific to our business and our position in the industry.  Our discount rate assumption was based on an estimated cost of capital, which we determine annually based on market participant estimated costs of debt and equity relative to our capital structure.  The comparable-companies market approach considers the trading multiples of our peer companies to compute our estimated fair value.  The majority of the comparable-companies utilized in our evaluation are included in the Dow Jones U.S. Electrical Components and Equipment Industry Group Index.

As a result of an unexpected decline in the actual and forecasted sales and operating profit of our wireless reporting unit in 2009, we performed step one of the goodwill impairment test in the first quarter of 2010.  Our wireless reporting unit did not pass the first step of the impairment test.  The second step of the goodwill impairment test resulted in a $14.6 million impairment to Wireless’ goodwill.  The assumptions used in the impairment test performed at March 26, 2010 were consistent with those used in our 2009 annual impairment review, except for the impact of a new outlook on business related to a major customer of our wireless reporting unit and the overall decline in our wireless reporting unit’s forecasted operating results. In addition to the 2010 impairment, we performed step one of the goodwill impairment test during the first quarter of 2009 as a result of the decline in our stock price and decrease in our forecasted operating profit, which our wireless reporting unit failed.  The second step of the impairment test resulted in a $71.0 million goodwill impairment at our wireless reporting unit.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)            Intangible assets, net and goodwill, continued

The following is a summary of our other intangible assets at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Other	--	960
Total	5,300	6,260

Accumulated amortization:
Customer relationships	(2,365)	(1,897)
Technology	(2,000)	(1,178)
Other	--	(128)
Total	(4,365)	(3,203)

Net intangible assets subject to amortization	935	3,057

Intangible assets not subject to amortization (indefinite lives):
Tradenames	2,600	2,600

Intangible assets, net	$3,535	$5,657

Our amortization expense was approximately $1.3 million, $2.3 million and $3.6 million for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively.  The decrease in our annual amortization expense was primarily the result of lower definite-lived intangible assets due to the impairment charges recorded in 2010. In addition, at December 30, 2011, we have classified $0.8 million of intangible assets as held for sale in connection with the planned divestiture of two of our manufacturing plants in China.  These assets held for sale are included in prepaid and other current assets on the Consolidated Balance Sheets at December 30, 2011.

In 2010, as part of our annual review of indefinite-lived intangible assets, we recorded a $0.3 million impairment to one of our tradenames.

As a result of the decision that was made in the second quarter of 2010 to withdraw from our audio business, we performed a recoverability test on our finite-lived intangible assets, which resulted in a $3.6 million impairment to our technology intangibles. As a result of a significant decline in Wireless’ actual and forecasted sales and operating profit during the first quarter of 2010, we performed a recoverability test on a finite-lived customer relationship intangible asset which resulted in a $11.5 million impairment charge.

The weighted average life of our finite intangible assets was approximately 2.0 years at December 30, 2011.  Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year Ending
2012	$471
2013	$464

(5)            Investments

During the years ended December 25, 2009 and December 31, 2010, we held securities designated as held for sale in an irrevocable grantor trust (“Rabbi Trust”) that were designated to fund the benefit payments to participants in our defined benefit supplemental retirement plan.  A settlement of the retirement benefits related to this plan was triggered by the 2010 sale of Electrical.  As a result of this settlement, we funded approximately $6.2 million to the Rabbi Trust in the fourth quarter of 2010, which was subsequently used to settle the obligations of our defined benefit supplemental retirement plan.  As a result, at December 31, 2010 we no longer held any investments designated as available for sale. In the years ended December 31, 2010, we recognized approximately $(0.1) million of unrealized holding loss as a component of accumulated other comprehensive income, which was a result of recognizing these securities at their fair values.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)            Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  We paid approximately $3.5 million of interest on the convertible senior notes in 2011.  We incurred debt issuance costs of approximately $2.5 million in 2009, which have been deferred and are being amortized over the life of the notes.

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

Subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged or no longer available for trading, holders may require us to repurchase all or part of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not otherwise permitted to redeem the notes prior to maturity.

 We have a credit facility that provides for $55.0 million of borrowings in U.S. dollars, euro or yen, with a multi-currency facility that provides for the issuance of letters of credit in an aggregate amount not to exceed the equivalent of $1.0 million.  We had approximately $44.0 million of borrowings outstanding under our credit facility at December 30, 2011. Our credit facility was amended on August 5, 2011 and the revised terms included a reduction to the borrowings permitted under the credit facility from $100.0 million to $70.0 million.  The facility was further reduced to $60.8 million following a debt repayment in September 2011.  The amendment on August 5, 2011 also included an increase in the interest rates on both the unborrowed portion of the commitment and on the outstanding borrowings, changes to our debt covenants, a change to our permitted capital expenditure levels, and restrictions on our ability to make dividend payments.

In the quarter ended December 30, 2011, we did not meet certain of the financial covenants required under the credit facility.  On March 9, 2012, we amended the credit agreement and received a waiver for the following financial covenants for the fourth quarter of 2011: i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; ii) fixed charges as compared to our rolling four-quarter EBITDA; and iii) a minimum rolling six-month EBITDA. The March 2012 amendment eliminated the requirement that we comply with the these financial covenants for the remainder of the facility term, reduced our borrowing limit from $60.8 million to $55.0 million, increased the interest rates on the outstanding borrowings, reduced our permitted capital expenditures and reduced the available cash we are required to maintain to $1.0 million.

The maturity date of the facility continues to be February 28, 2013.  As of March 9, 2012, we have outstanding borrowings under the credit facility of $55.0 million that will be classified as a current liability in our consolidated balance sheet.

As of March 9, 2012, our outstanding borrowings under the credit facility are $55.0 million.  The maturity date of the facility continues to be February 28, 2013.  We have accelerated our strategic plan to significantly delever our balance sheet, which includes the repayment of the outstanding borrowings under our credit facility.  Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments.  These assets represent product lines and facilities, but the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the company.  To that end, we have engaged financial advisors to direct the possible sale of certain non-strategic assets. We entered into a definitive agreement to complete the first of these sales on February 29, 2012.  This transaction includes the sale of two of our manufacturing plants and related equipment in China and our encapsulated transformer product line.  We are also currently engaged in the process of selling two additional non-strategic assets.  We expect these transactions to be completed by the end of the second quarter of 2012. We also expect to increasingly benefit from a series of actions taken in 2011 to improve our liquidity and cash available from operations.  These actions included restructuring actions, headcount reductions, plant consolidations and reductions in general and administrative expenses.  We intend to continue prudent management of our expenses and cash balances in 2012.

Interest: As of December 30, 2011, the fee on the unborrowed portion of the commitment ranged from 0.40% to 0.50% of the total commitment, depending on the following total debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Commitment fee percentage
Less than 1.50	0.40%
Less than 2.25	0.40%
Less than 3.00	0.45%
Less than 4.00	0.50%
Less than 5.00	0.50%
Greater than 5.00	0.50%

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)           Debt, continued

Under the amendment to our credit facility in March 2012, the interest rate on the unborrowed portion of the commitment is 0.50%, regardless of debt-to-EBITDA ratio.

As of December 30, 2011, the interest rate on the outstanding borrowings is a combination of the variable base rate plus a credit margin spread.  The credit margin spread ranged from 3.25% to 4.50%, depending on the following total debt-to-EBITDA ratios:

Total debt-to-EBITDA ratio	Credit margin spread
Less than 1.50	3.25%
Less than 2.25	3.50%
Less than 3.00	3.75%
Less than 4.00	4.00%
Less than 5.00	4.25%
Greater than 5.00	4.50%

Under the amendment to our credit facility in March 2012, the interest rate on the outstanding borrowings is a combination of the variable base rate plus a credit margin spread of 10%, regardless of debt-to-EBITDA ratio.

In calculating the total debt-to-EBITDA ratio in 2011 for purposes of the commitment fee and credit margin spread, the total debt included the debt outstanding under the credit facility and the convertible senior notes. The weighted-average interest rate on our credit facility borrowings during the years ended December 30, 2011 and December 31, 2010, including the credit margin spread, was approximately 2.7% and 2.8% respectively.

Debt Covenants: As of December 30, 2011, outstanding borrowings under our credit facility were subject to leverage and fixed charges covenants, which were computed as of the most recent quarter-end.  These covenants required the calculation of a rolling four-quarter EBITDA according to the definition prescribed by the amended senior revolving credit facility agreement, including certain restructuring cost addbacks in 2011.

For the quarter ended December 30, 2011, our fixed charges covenant required that our rolling four-quarter EBITDA be equal to or greater than 0.75 times fixed charges, our leverage covenant required that our total debt outstanding (excluding our senior convertible notes) not exceed 6.00 times our rolling four-quarter EBITDA, and we were required to comply with a minimum six month rolling EBITDA level of $8.25 million.  As of December 30, 2011, our rolling six month EBITDA level was below the minimum EBITDA level required.  In March 2012, we received a waiver for the covenants for the fourth quarter of 2011 from our lenders.  Under the March 2012 amendment, we are no longer required to comply with the financial covenants of total debt(excluding our convertible senior notes) and fixed charges as compared to our rolling four-quarter EBITDA and a minimum rolling six-month EBITDA.

 Borrowing base, capital expenditures and dividend payment: With the amendment in August 2011, we agreed to limit our borrowings to an amount not to exceed total eligible accounts receivable and cash, to maintain available cash of $5.8 million, and to suspend payment of dividends following a payment in the quarter ended December 30, 2011.  We also agreed to limit our capital expenditures to $13.5 million during the six months ended December 30, 2011.

Under the March 2012 amendment, the level of unrestricted cash that we are required to maintain was reduced to $1.0 million and our capital expenditure levels were reduced to the following levels:

Six Months Ended	Capital expenditure level
June 29, 2012	$7.0 million
December 28, 2012	$6.5 million

Warrants to purchase common stock: In connection with the March 2012 amendment, we issued in a private placement warrants to the lender group to purchase approximately 2.7 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.5 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.9 million or 1.5 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable from the vesting date through March 9, 2015.

The amended credit facility also has other customary and normal provisions.  Multiple subsidiaries, both domestic and international, have guaranteed obligations specified by our senior revolving credit facility agreement.  Also, certain domestic and international subsidiaries have pledged shares, as well as selected accounts receivable, inventory, machinery and equipment and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)            Debt, continued

We paid total fees and expenses of approximately $1.4 million in connection with the amendment in August 2011, of which $1.2 million have been capitalized as debt issuance costs and amortized on a straight-line basis through the maturity date of the debt.  In addition, in connection with the with the August 2011 amendment, we recorded a charge of approximately $0.2 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.  We incurred fees and expenses related to the March 2012 amendment, including $1.1 million of fees upon execution of the amendment, legal fees, and other expenses.  Under the amendment, additional fees calculated as 0.5% of outstanding borrowings are due on specific dates in 2012 if amounts under the facility remain outstanding at those dates.

During the year ended December 25, 2009, we incurred costs of approximately $5.1 million related to amendments to our credit facility, which were deferred and are being amortized over the remaining term of the credit agreement.  During the year ended December 25, 2009, we recorded a charge of approximately $6.3 million to write-off previously capitalized fees and costs that related to our credit agreement and its amendments.  Of the $6.3 million of charges, $4.7 million was allocated to discontinued operations on a pro-rata basis for the year ended December 25, 2009, based upon the debt retired or expected to be retired from the dispositions as compared to our total debt outstanding.  Similar fees of our continuing operations were classified as interest expense on our Consolidated Statement of Operations for the year ended December 25, 2009.

At December 30, 2011 and December 31, 2010, we had no short-term debt or current installments of long-term debt and long-term debt was as follows (in thousands):

Bank Loans	2011	2010
Variable-rate unsecured debt (denominated in US dollars) due February 2013	$43,950	$32,150

Convertible Senior Notes
Fixed-rate unsecured convertible notes (denominated in US dollars) due December 2014	50,000	50,000

Total long-term debt	$93,950	$82,150

Principal payments of long-term debt due within the next five years are as follows (in thousands):

Year Ending
2012	--
2013	$43,950
2014	$50,000
2015	--
2016	--
Thereafter	--

(7)            Income taxes

For the years ended, December 30, 2011, December 31, 2010, and December 25, 2009, our loss from continuing operations before income taxes was as follows (in thousands):

	2011	2010	2009
Domestic	$(14,242)	$1,293	$(13,638)
Non-U.S.	(10,413)	(26,339)	(57,342)
Total	$(24,655)	$(25,046)	$(70,980)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)            Income taxes, continued

For the years ended, December 30, 2011, December 31, 2010, and December 25, 2009, our income tax expense (benefit) was as follows (in thousands):

Current:	2011	2010	2009
Federal	$655	$--	$267
State and local	36	88	(432)
Non-U.S.	(1,971)	3,765	8,927
	(1,280)	3,853	8,762
Deferred:
Federal	16,460	(245)	(4,169)
State and local	5,777	(37)	(464)
Non-U.S.	7,834	(880)	(2,250)
	30,071	(1,162)	(6,883)
Net tax expense	$28,791	$2,691	$1,879

Also, income tax expense related to our discontinued operations was $0.3 million, $0.8 million and $1.9 million for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively.

 A reconciliation of the U.S statutory federal income tax rate with our effective income tax rate was as follows:

	2011	2010	2009
U.S. statutory federal income tax rate	35%	35%	35%
Decrease (increase) resulting from:
State and local income taxes, net of federal tax effect	4	--	1
Non-deductible expenses and other	(9)	(3)	(2)
Non-U.S. income subject to U.S. income tax	5	(8)	(1)
Tax effect of intangible impairment	--	(35)	(29)
Tax effect of valuation allowance	(152)	--	--
Lower foreign tax rates	--	--	(7)
Effective tax rate	(117%)	(11%)	(3%)

The effective tax rate for the year ended December 30, 2011 reflects the impact of recording valuation allowance in 2011. The effective tax rate for the year ended December 31, 2010 reflects the impact of the goodwill and intangible asset impairments recorded in 2010 and the effect of losses and non-deductible expenses incurred in certain jurisdictions where we expect limited tax benefits.  The majority of our goodwill and intangible impairments are non-deductible for income tax purposes.   At December 30, 2011, December 31, 2010 and December 25, 2009 we had approximately $17.3 million, $17.7 million and $23.2 million of unrecognized income tax benefits, of which $8.0 million, $7.5 million and $21.1 million were classified as other long-term liabilities, respectively.  If all of our tax benefits were recognized as of December 30, 2011, approximately $17.3 million would impact the 2011 effective tax rate.  A reconciliation of the total gross unrecognized tax benefits for the years ended December 30, 2011, December 31, 2010, and December 25, 2009 were as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits at the beginning of the year	$17,686	$23,237	$24,124

Additions to tax positions related to current year	6,558	1,555	3,172
Reductions to tax positions related to prior years	(1,846)	(5,005)	(1,434)
Lapses in statutes of limitation	(5,098)	(2,101)	(2,625)
Unrecognized tax benefits at the end of the year	$17,300	$17,686	$23,237

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense.  As of December 30, 2011, we have approximately $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2006 are subject to future examination by local tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.  With the exception of a potential audit settlement in Hong Kong that could result in a cash payment of as much as $4.4 million, we do not expect our unrecognized tax benefits to change within the next twelve months.  However, such balances may change on a quarterly basis during 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(7)            Income taxes, continued

Several of our foreign subsidiaries continue to operate under tax holidays or incentive arrangements as granted by certain foreign jurisdictions.  The nature and extent of such arrangements vary, and the benefits of most arrangements will phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements.  For example, the remaining tax holidays applicable to most of our PRC earnings expired in 2010.  In the years ended December 30, 2011, December 31, 2010 and December 25, 2009, taxes on foreign earnings were favorably impacted by tax holidays and other incentives in certain foreign jurisdictions by $0.2 million, $0.7 million and $3.0 million, respectively.

Deferred tax assets and liabilities from continuing operations included the following (in thousands):

Assets:	2011	2010
Inventories	$794	$878
Plant and equipment	6,189	6,397
Vacation pay and other compensation	498	640
Pension expense	613	1,017
Stock awards	77	--
Accrued liabilities	1,788	2,159
Net operating losses – federal, state and foreign	40,130	19,777
Tax credits	20,770	17,958
Acquired Intangibles	8,800	--
Other	124	2,914
Total deferred tax assets	79,783	51,740
Valuation allowance	(73,104)	(15,086)
Net deferred tax assets	$6,679	$36,654

Liabilities:
Foreign earnings not permanently invested	$11,494	$11,460
Unrecognized foreign exchange gains	--	198
Stock awards	--	217
Restructuring	1,551	--
Acquired intangibles	461	(274)
Other	1,309	(1,509)
Total deferred tax liabilities	14,815	10,092
Net deferred tax (liabilities)/assets	$(8,136)	$26,562

Short-term deferred tax assets	$1,110	$2,985
Short-term deferred tax liabilities	(3,816)	(1,202)
Long-term deferred tax assets	3,223	33,669
Long-term deferred tax liabilities	(8,653)	(8,890)
Net deferred tax (liabilities)/assets	$(8,136)	$26,562

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 30, 2011, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors.  Consequently, we recorded an increase to our valuation allowance of approximately $58.0 million against those deferred tax assets, of which $38.0 million increased income tax expense for the year ended December 30, 2011.  The increased valuation allowance was recorded as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Unless utilized, our net operating losses will expire in fiscal years 2012 through 2027, our foreign tax credit carry forwards will start to expire in 2012 and our research and development credit carry forwards will start to expire in 2019.

With the exception of earnings in the amount of $8.5 million, we have not provided for U.S. federal and state income and foreign withholding taxes on approximately $477.0 million of our non-U.S. subsidiaries’ undistributed earnings, as calculated for income tax purposes, as of December 30, 2011.  Unrecognized taxes on these undistributed earnings are estimated to be approximately $146.0 million.

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

Our net pension (income) cost related to our defined benefit plans was $(0.8) million, $1.1 million and $9.5 million in the years ended December 30, 2011, December 31, 2010 and December 25, 2009, respectively, which included the following components (in thousands):

	2011	2010	2009
Service cost	$38	$296	$1,120
Interest cost	1,811	1,860	2,327
Expected return on plan assets	(2,496)	(2,290)	(1,948)
Amortization of transition obligation	5	5	5
Amortization of prior service costs	3	17	120
Recognized actuarial losses (gains)	(26)	--	52
Curtailment gains	(152)	(1,031)	(949)
Special termination benefits	--	2,225	8,820
Net periodic pension (income) cost	$(817)	$1,082	$9,547

Included in the $0.8 million of pension income incurred during the year ended December 30, 2011 was a curtailment gain of approximately $0.2 million related to one of our foreign defined benefit retirement plans.  For the year ended December 30, 2010, we incurred approximately $2.2 million of special termination benefits related to the settlement of our defined benefit supplemental retirement plan that was triggered by the sale of Electrical.  These charges were allocated to our discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010. Also, included in the net pension cost for the year ended December 31, 2010 was a curtailment gain of approximately $1.0 million related to our domestic defined retirement plan, which was caused by the freezing of benefits under such plan at December 31, 2010.  The impact to our continuing operations related to our defined benefit pension plans for 2011 and 2010 was approximately $0.8 million and $1.1 million of pension income, respectively.

The financial status of our defined benefit plans at December 30, 2011 and December 31, 2010 was as follows (in thousands):

	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$34,628	$45,201
Service cost	38	296
Interest cost	1,811	1,860
Actuarial losses	3,699	2,048
Benefits paid	(1,934)	(2,265)
Plan amendments/settlements	--	(13,631)
Plan curtailments	(47)	(1,106)
Special termination benefits	--	2,225

Projected benefit obligation at end of year	$38,195	$34,628

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$32,459	$29,749

Actual return on plan assets	2,880	4,591
Employer contributions	164	14,015
Benefits paid	(1,934)	(2,265)
Plan settlements	--	(13,631)

Fair value of plan assets at end of year	$33,569	$32,459

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$181	$101
Non-current liabilities	(4,807)	(2,270)
Net amount recorded	$(4,626)	$(2,169)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)            Employee benefit plans, continued

The accumulated benefit obligations for the defined pension plans were $37.5 million and $34.3 million as of December 30, 2011 and December 31, 2010, respectively.  The unrecognized components of our net periodic pension costs have been included in accumulated other comprehensive income.  For the years ended December 30, 2011 and December 31, 2010, the accumulated other comprehensive income for our defined benefit plans included the following components (in thousands):

	2011	2010
Actuarial (losses) gains	$(3,096)	$273
Plan curtailment	(84)	--
Amortization of prior service costs	(21)	(7)
Amortization of transition obligations	(10)	(14)
Accumulated other comprehensive income	$(3,211)	$252

The pension cost to be amortized from accumulated other comprehensive income in 2012 related to our defined benefit pension plans is expected to be zero.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets as of December 30, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Projected benefit obligation	$37,833	$34,190
Accumulated benefit obligation	$37,725	$34,017
Plan assets	$33,026	$31,979

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

We expect to contribute approximately $0.1 million to our defined benefit plans in 2012.  Additionally, we expect to make benefit payments in 2012 of approximately $2.0 million from our defined benefit plans.

Our domestic defined benefit retirement plan is currently under audit by the Pension Benefit Guarantee Corporation (“PBGC”). Initial communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination, which may require us to accelerate the funding of up to approximately $7.3 million to this defined plan. A partial plan termination would only result in a cash payment to fund our plan and will not directly result in any additional expenses to the Company. In February 2012, legislation was introduced that would likely limit the applicability of the ERISA section 4062(e) rule to complete shutdowns. We are continuing discussions with the PBGC on this matter. We do not anticipate making any cash payments to our domestic defined benefit retirement plan in 2012.

The defined benefit plans’ weighted-average asset allocations at December 30, 2011 and December 31, 2010 were as follows:

Asset category:	2011	2010
Equity securities	10%	69%
Fixed income securities	88%	30%
Other	2%	1%
Total	100%	100%

Our allocation policy is reviewed at least quarterly. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, possible payment of additional benefits, potential plan termination and tolerance for risk and cash requirements for benefit payments.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(8)            Employee benefit plans, continued

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 30, 2011 are as follows (in millions):

	2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
Corporate bonds (3)	29.1	29.1	--	--
Short-term debt securities (4)	1.0	1.0	--	--
Equity securities:			--	--
International small-cap value (5)	1.0	1.0
International mid-cap value (6)	1.9	1.9	--	--
International diversified value (7)	0.5	0.5	--	--
			--	--
Fair value of plan assets	$33.6	$33.6	$--	$--

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

The assumptions used to develop our defined benefit plan data were as follows:

	2011	2010
Discount rate	4.60%	5.40%
Annual compensation increases	N/A	4.25%
Expected long-term rates of return on plan assets	8.00%	8.00%

Our measurement date is the last day of the calendar year.

The following table shows our expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2012	$1,975
2013	$2,022
2014	$2,029
2015	$2,077
2016	$2,160
Thereafter	$27,932

Some of our non-U.S. subsidiaries, have defined contribution pension plans which provide benefits for substantially all of their employees.  The net pension expense pertaining to these plans included in our results of operations for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 were $1.2 million, $2.6 million and $2.8 million, respectively.

We maintain a defined contribution 401(k) plan that covers substantially all of our U.S. employees.  The total contribution expense under the 401(k) plan was approximately $1.0 million, $0.3 million and $0.3 million in 2011, 2010 and 2009, respectively. During 2009, we amended these plans and temporarily suspended employer matching contributions.  However, the matching contribution was fully reinstated at the beginning of our 2011 fiscal year.

(9)            Commitments and contingencies

We conduct a portion of our operations on leased premises, and also lease certain equipment under operating leases.  Total rental expense for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 were $6.3 million, $6.9 million and $7.3 million, respectively.  The aggregate minimum rental commitments under non-cancelable leases in effect at December 30, 2011 were as follows (in thousands):

Year Ending
2012	$4,435
2013	2,087
2014	1,512
2015	1,242
2016	857
Thereafter	1,672
$11,805

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

We accrue costs associated with environmental and legal matters when they become probably and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. We believe that any ultimate liability with respect to these actions in excess of amounts provided will not materially affect our operations or consolidated financial position, liquidity or operating results.

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

A trial date has been scheduled for July 24, 2012 and the Court has ordered a pre-trial settlement conference for June 14, 2012. The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million, plus requests for trebling and attorneys fees. However, these reports do not take into account the Court’s September 2011 ruling, which excluded direct foreign sales and therefore may reduce our potential exposure to significantly less than half of the amount claimed by the plaintiff. In addition, we are aware that similar cases have been brought by Halo Electronics against certain of our competitors, and that at least one of our competitors commenced a similar independent patent litigation against Halo Electronics. Although we are not familiar with the specific details of these cases or the plaintiff’s claims, we believe that one of these cases has recently been settled on terms that, among other things, provide for significantly less up-front cash to Halo Electronics than the amount of damages that it has claimed in our case.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America we recorded a charge of approximately $0.2 million as selling, general and administrative expense in the year ended December 30, 2011.  We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no additional liability has been accrued.   During the years ended December 30, 2011 and December 31, 2010, we incurred approximately $0.8 million and $2.5 million of legal expenses, respectively, related to this matter.

In March 2011, we received an unsolicited letter of interest from Bel Fuse Inc. (“Bel Fuse”) regarding an acquisition of all of our outstanding shares.  Our board of directors unanimously determined that Bel Fuse’s proposal significantly undervalued our business and was not in the best interests of our company, our shareholders, and other constituents.  Bel Fuse had also nominated two directors for election to our board.  At our annual meeting of shareholders on May 18, 2011, the Bel Fuse director nominees were not elected to our board.  During the year ended December 30, 2011, we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt.  The majority of these costs represent accruals for the fees of our financial and legal advisors.  We do not expect to incur significant additional fees or similar costs related to this matter.

(10)           Equity

All of our retained earnings are free from legal or contractual restrictions as of December 30, 2011, with the exception of approximately $26.0 million of subsidiary retained earnings, primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.0 million includes approximately $2.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China, and applies to 10% of our net earnings in China but limited to 50% of the total capital invested.  Refer to Note 6, Debt, for information regarding our convertible senior notes and Note 11, Stock-based compensation, for information regarding our stock-based compensation plans.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)          Equity, continued

A reconciliation of our accumulated balances for each component of other comprehensive income for the years ended December 30, 2011, December 31, 2010 and December 25, 2009, respectively, is as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding (Losses) Gains on Securities	Total
Balance at December 25, 2009	$74	$28,185	$45	$28,304

Current year changes	178	(4,449)	(40)	(4,311)

Balance at December 31, 2010	$252	$23,736	$5	$23,993

Current year changes	(3,463)	1,440	7	(2,016)

Balance at December 30, 2011	$(3,211)	$25,176	$12	$21,977

(11)          Stock-based compensation

We have an incentive compensation plan for our employees.  One component of this plan is restricted stock, which grants the recipient the right of ownership of our common stock, generally conditional on continued employment for a specified period.  Another component is stock options.  The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 (in thousands):

	2011	2010	2009
Restricted stock	$1,054	$1,833	$1,446
Stock options	769	13	--
Income tax benefit	--	(646)	(506)
Total after-tax stock-based compensation expense	$1,823	$1,200	$940

Total stock-based compensation included in selling, general and administrative expenses	1,639	1,846	1,446
Severance, impairment and other associated costs	184	--	--

The income tax benefit for 2011 is $0 due to the establishment of a full valuation allowance on deferred tax assets in the fourth quarter of 2011.

Restricted Stock:   The value of restricted stock issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued employment requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the three-year vesting period. Cash awards, which are no longer issued, but have been made in the past, were intended to assist recipients with their resulting personal tax liability. These cash awards were based on the market value of the shares and were accrued over the vesting period.  If the recipient made an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award was generally fixed based on the value of the awarded stock on the grant date.  If the recipient did not make the election under Section 83(b), the expense related to the cash award would fluctuate based on the current market value of the shares, subject to limitations set forth in our restricted stock plan.  The Company does not expect to make cash awards in the future.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)          Stock-based compensation, continued

A summary of our restricted stock activity for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, is as follows (in thousands, except per share data):

	2011		2010		2009
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock	420	$6.69	330	$11.92	208	$24.59
Granted	369	$3.47	238	$3.76	223	$6.11
Vested	(112)	$11.77	(123)	$15.03	(75)	$24.13
Forfeited/cancelled	(97)	$4.87	(25)	$5.80	(26)	$15.62
Ending nonvested restricted stock	580	$3.97	420	$6.69	330	$11.92

As of December 30, 2011, there was approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

A summary of our stock option activity for the years ended December 30, 2011, December 31, 2010, and December 25, 2009, respectively, is as follows (in thousands, except per share data):

	2011			2010			2009
	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	157	$7.41		82	$17.53		125	$17.99
Granted	1,269	$4.66		480	$4.97		--	--
Exercised	(1)	$3.72		--	--		--	--
Forfeited/cancelled	(173)	$7.25		(405)	$6.58		(43)	$18.90
Ending stock options outstanding	1,252	$4.64	$20	157	$7.41	--	82	$17.53	--
Ending stock options exercisable	16	$4.75	--	38	$16.55	--	82	$17.53	--

The weighted-average fair value of all stock options issued during 2011 was calculated as $2.58 per share on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions of our stock options issued during 2011 and 2010, based on the date of grant, are as follows:

	2011	2010
Dividend yield	1.4%	2.0%
Volatility	80.4%	76.6%
Risk-free interest rate	1.7%	2.1%
Expected life (years)	4.8	4.8

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(11)          Stock-based compensation, continued

 The exercise prices of the options outstanding as of December 30, 2011 range from $2.74 per share to $6.15 per share.  As of December 30, 2011, there was approximately $2.6 million of total unrecognized compensation costs related to our outstanding stock option grants.  Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as cash inflows from financing activities.  There was no effect on the current or prior year net cash used in or provided by operating activities or the net cash used in or provided by financing activities.   In the year ended December 30, 2011, there were 900 stock options exercised, however we have not realized any excess tax benefits in connection with the exercise of these stock options due to the fact that we have recorded a net loss in the period.  There were no stock options exercised in the year ended December 30, 2010.   There have been no amounts of stock-based compensation cost capitalized into inventory or other assets during any period presented in the Consolidated Financial Statements.

During the year ended December 30, 2011, we issued 153,996 common shares to our CEO. He agreed to acquire these shares in lieu of cash for reimbursement of moving and relocation related expenses, which he incurred in connection with moving his family to San Diego. We have recorded $0.4 million expense in connection with these share issuances.  In addition, we have recorded $0.3 million expense during the year ended December 30, 2011 for a guaranteed bonus due to our CEO under his employment agreement.  He has agreed to payment of the bonus in shares that will be issued to him in March 2012.

Our Incentive Compensation Plan under which both the restricted stock plan and stock option plan were authorized, expired on December 31, 2011 and therefore no additional shares may be granted under either plan. We anticipate proposing a new plan for authorization by the shareholders during 2012.

(12)          Per share amounts

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the year, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding.  Common share equivalents would be computed based on the number of outstanding options to purchase common stock and unvested restricted shares, as calculated using the treasury stock method.  However, in years when we have a net loss, or the exercise price of stock options by grant are greater than the actual stock price as of the end of the year, those common share equivalents are anti-dilutive and we exclude them from our calculation of our per share amounts.  As we had a net loss for the years ended December 30, 2011, December 31, 2010 and December 25, 2009, we did not include any common stock equivalents in the calculation of diluted earnings per share.  There were approximately 1,252,000, 157,000 and 82,000 stock options outstanding as of December 30, 2011, December 31, 2010 and December 25, 2009, respectively.  Also, we had unvested restricted shares outstanding of approximately 580,000, 420,000 and 330,000 as of December 30, 2011, December 31, 2010 and December 25, 2009, respectively.

The dilutive effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to our net earnings for the period, and the total shares that would be converted if the notes were settled at the end of the period are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share, the overall effects of the convertible senior notes are anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the years ended December 30, 2011, December 31, 2010, and December 25, 2009, the effect of our convertible senior notes were anti-dilutive, so they were excluded from the calculation of diluted earnings per share.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are required to be treated as participating securities. Under our restricted stock plan, non-forfeitable dividends were paid on unvested shares of restricted stock. We discontinued the payment of dividends following the dividend paid on October 21, 2011. This condition meets the qualifications of participating securities and requires the two-class method of calculating earnings per share to be applied.  We have calculated basic and diluted earnings per share under both the treasury stock method and the two-class method, and there were no significant differences in the per share amounts calculated under the two methods for the years ended December 30, 2011, December 31, 2010 and December 25, 2009.  Therefore, we have not provided the reconciliation of earnings per share under the two class method for any period presented.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)          Per share amounts, continued

For the years ended December 30, 2011, December 31, 2010 and December 25, 2009, our loss per share calculations were as follows (in thousands, except per share amounts):

	2011	2010	2009
Net loss from continuing operations	$(53,446)	$(27,737)	$(72,859)
Net loss from discontinued operations	(28)	(9,679)	(119,978)
Less: Net (loss) earnings attributable to non-controlling interest	(88)	987	375
Net loss attributable to Pulse Electronics Corporation	$(53,386)	$(38,403)	$(193,212)

Basic loss per share:
Shares	41,182	40,990	40,853
Continuing operations	$(1.30)	$(0.70)	$(1.79)
Discontinued operations	(0.00)	(0.24)	(2.94)
Per share amount	$(1.30)	$(0.94)	$(4.73)

Diluted loss earnings per share:
Shares	41,182	40,990	40,853
Continuing operations	$(1.30)	$(0.70)	$(1.79)
Discontinued operations	(0.00)	(0.24)	(2.94)
Per share amount	$(1.30)	$(0.94)	$(4.73)

(13)          Research, development and engineering expenses

Our research, development and engineering expenses (“RD&E”), which are included in selling, general and administrative expenses, were approximately $26.7 million, $29.7 million and $28.2 million in 2011, 2010 and 2009, respectively.  RD&E includes the costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, the adaptation of existing technology to specific situations and customer requirements and, also, legal fees associated with certain technology matters, if material.  The research and development components of our RD&E, which generally include those costs associated with new technology, new products or significant changes to current products or processes, were approximately $19.9 million $26.3 million and $27.7 million in 2011, 2010 and 2009, respectively.

(14)          Severance, impairment and other associated costs

We continue to streamline and consolidate our operations and relocate certain operations so that costs are optimally matched to current and anticipated future revenue and unit demand and, also, to focus our resources on our core businesses.  The amounts and timing of charges depend on specific actions taken.  The actions taken, including plant closures and relocations, asset impairments and reduction in personnel worldwide, have resulted in the elimination of a variety of costs.  The majority of these costs, not related to the impairment of long-lived intangible assets, represent severance and benefits for terminated employees, including both those related to our manufacturing and those that provide selling, general and administrative services.  Also, the eliminated costs include depreciation savings from disposed equipment and rental payments from the termination of lease agreements.  During the year ended December 30, 2011, we implemented restructuring initiatives in order to reduce our cost structure and capacity in certain locations.

Year Ended December 30, 2011

During the year ended December 30, 2011, we incurred a charge of $14.7 million for a number of cost reduction actions.  These charges include severance and related costs of $13.7 million, $0.8 million of fixed asset write-downs that are no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value.

Of the $13.7 million of severance and related costs charge incurred during the year ended December 30, 2011, approximately $3.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and was completed before the end of 2011.   Approximately 30 employees have been severed under this program.

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our Chinese manufacturing plants, which we expect to complete during the first half of 2012.   During the year ended December 30, 2011, we incurred approximately $6.3 million of severance and related costs, $0.8 million of write-downs of fixed assets no longer in use and $0.2 million of a write-down of a manufacturing facility to its fair value.  These costs were primarily related to four plant closures in China and reductions in staff at other facilities in China as we shift manufacturing to lower cost facilities. As part of this program, approximately 2,400 direct labor employees were severed.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)          Severance, impairment and other associated costs, continued

Year Ended December 31, 2010

During the year ended December 31, 2010, we determined that approximately $29.7 million of our wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million for an indefinite-lived tradename during 2010.  Refer to Note 4, Goodwill and other intangible assets, for further details.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges included severance and related costs of $1.9 million and fixed asset impairments of $0.8 million. The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our Chinese manufacturing plants, which we expect to complete during the first half of 2012.  Related to this program we incurred approximately $1.0 million for severance and other associated costs of approximately 530 employees in our direct workforce.  A restructuring program was also initiated at our location in Finland to better match the administration and engineering costs of our Wireless segment to current demand, which was completed during the fourth quarter of 2010.  Related to this program we incurred approximately $0.6 million for severance and other associates costs for approximately 40 employees.

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

The change in our accrual related to severance and other associated costs (excluding asset write-downs) in 2011, 2010 and 2009 is summarized as follows (in millions):

Balance accrued at December 26, 2008	$7.8

Net expense during the year ended December 25, 2009	3.0
Severance payments	(7.3)
Other associated costs	(0.5)
Currency translation adjustments	(1.6)

Balance accrued at December 25, 2009	1.4

Net expense during the year ended December 31, 2010	1.9
Severance payments	(2.1)
Other associated costs	(0.5)
Currency translation adjustments	(0.1)

Balance accrued at December 31, 2010	0.6

Net expense during the year ended December 30, 2011	13.7
Severance payments	(9.6)
Other associated costs	(0.5)

Balance accrued at December 30, 2011	$4.2

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)          Financial instruments

We utilize derivative financial instruments, primarily forward exchange contracts, to manage certain foreign currency risks.  While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged.  During the years ended December 30, 2011 and December 31, 2010, we utilized forward contracts to sell forward euro to receive Chinese renminbi.  These contracts were used to mitigate the risk of currency fluctuations in our operations in China.  At December 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $3.9 million, to receive Chinese renminbi.  The fair value of these forward contracts was an asset of $0.2 million as determined through use of Level 2 inputs as defined in ASC Topic 815.  At December 31, 2010, we had six foreign exchange forward contracts outstanding to sell forward approximately 5.5 million euro, or approximately $7.4 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.5 million as determined through use of Level 2 inputs.

The following table presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets (in millions):

Consolidated Balance Sheets
(Asset (Liability) derivative)

Derivatives	Classification	December 30, 2011	December 31, 2010
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.2	$--
	Accrued expenses and other current liabilities	--	(0.5)
Total		$0.2	$(0.5)

The following table presents the classifications and fair values of our derivative instruments not designated as hedges in our Consolidated Statement of Operations (in millions):

Consolidated Statement of Operations
(Unrealized/realized gains/(losses))

		Year Ended
		December 30,	December 31,
Derivatives	Classification	2011	2010
Foreign exchange forward contracts	Other income (expense), net	$(0.1)	$0.6
Total		(0.1)	$0.6

During the year ended December 30, 2011, there were no changes in the fair value used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)          Financial instruments, continued

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 30, 2011 (in millions):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other (1)	$0.2	$--	$0.2	$--
Total	$0.2	$--	$0.2	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 31, 2010 (in millions):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Other (1)	$(0.5)	$--	$(0.5)	$--
Total	$(0.5)	$--	$(0.5)	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheet.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of December 30, 2011, the estimated fair value of the outstanding borrowings under our revolving credit facility was approximately $45.9 million and the estimated fair value of our convertible senior notes was approximately $40.0 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC topic 815.  These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

We believe that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Consolidated Balance Sheets.

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

(16)          Supplementary information

The following amounts were charged directly to our costs and expenses in the years ended December 30, 2011, December 31, 2010 and December 25, 2009 (in thousands):

	2011	2010	2009
Depreciation	$8,597	$15,073	$14,891
Amortization of intangible assets	$1,295	$2,337	$3,563
Advertising	$164	$159	$136
Repairs and maintenance	$7,664	$11,263	$8,879
Bad debt expense	$28	$128	$330

Cash payments made:
Income taxes	$8,147	$9,544	$7,256
Interest	$6,145	$5,371	$1,989

Supplemental schedule of non-cash financing and investing activities:
Change in accrued capital expenditures	$1,245	$--	$--

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(17)          Quarterly financial data (Unaudited)

Quarterly results (unaudited) for the years ended December 30, 2011 and December 31, 2010 are summarized as follows (in thousands, except per share data):

	Quarter Ended
2011:	April 1	July 1	Sept. 30	Dec. 30 (1)
Net sales	$88,039	$94,758	$96,014	$90,473
Gross profit	18,424	22,373	22,101	17,238

Net (loss) from continuing operations	$(4,989)	$(4,461)	$(988)	$(43,008)
Net (loss) earnings from discontinued operations	612	--	(270)	(370)
Net loss (earnings) attributable to non-controlling interest	(48)	(44)	118	62
Net (loss) attributable to Pulse Electronics Corporation	$(4,425)	$(4,505)	$(1,140)	$(43,316)

Basic (loss) per share	$(0.11)	$(0.11)	$(0.03)	$(1.05)
Diluted (loss) per share	$(0.11)	$(0.11)	$(0.03)	$(1.05)

(1)
During the fourth quarter of 2011, we recorded an income tax valuation allowance of $58.0 million, of which $38.0 million resulted in an increase in income tax expense.  Refer to Note 7, Income taxes, for additional information.

	Quarter Ended
2010:	Mar. 26 (2)	June 25 (3)	Oct. 1	Dec. 31
Net sales	$92,860	$116,473	$121,963	$101,184
Gross profit	19,592	30,868	33,068	25,087

Net (loss) earnings from continuing operations	$(35,544)	$(2,482)	$8,136	$2,153
Net (loss) earnings from discontinued operations	(18,076)	2,908	6,188	(699)
Net (earnings) attributable to non-controlling interest	(307)	(290)	(117)	(273)
Net (loss) earnings attributable to Pulse Electronics Corporation	$(53,927)	$136	$14,207	$1,181

Basic (loss) earnings per share	$(1.32)	$0.00	$0.35	$0.03
Diluted (loss) earnings per share	$(1.32)	$0.00	$0.30	$0.03

(2)
During the first quarter of 2010, we recorded impairments of $14.6 million to our goodwill and $11.5 million to our finite-lived intangible assets.  Refer to Note 4, Goodwill and other intangible assets, for a description of the impairment.

(3)	During the second quarter of 2010, we recorded a $3.6 million intangible asset impairment charge. Refer to Note 4, Goodwill and other intangible assets, for a description of the impairment.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)          Segment and geographical information

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

Selling, general and administrative expenses related to the world-wide operation, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based the ratio of its respective budgeted net sales to our consolidated total budgeted net sales.

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

During the year ended December 31, 2010, we made significant changes to our internal reporting practices, which prevent us from determining the 2009 operating profit excluding severance, impairment and other associated costs by segment on the same basis as 2011 and 2010 were determined.  Similarly, due to the changes in our internal reporting practices, we cannot prepare 2011and 2010 information on the same basis as 2009.

Net sales per segment for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 and operating profit excluding severance, impairment and other associated costs per operating segment for the year ended December 30, 2011 and December 31, 2010 were as follows (in thousands):

Net sales:	2011	2010	2009
Network	$169,849	$219,229	$152,727
Power	135,151	127,021	95,074
Wireless	64,284	86,230	151,002
Total net sales	$369,284	$432,480	$398,803

Earnings (Loss) from continuing operations before income taxes
Network	$2,492	$24,437
Power	9,275	6,466
Wireless	(13,024)	(13,941)
Operating (loss) profit excluding severance, impairment and other associated costs	(1,257)	16,962
Severance, impairment and other associated costs	(14,719)	(32,799)
Costs related to unsolicited takeover attempt	(1,916)	--
Operating loss	(17,892)	(15,837)

Interest expense, net	(6,202)	(4,853)
Other expense, net	(561)	(4,356)

Loss from continuing operations before income taxes	$(24,655)	$(25,046)

Depreciation and amortization per segment for the years ended December 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Depreciation and Amortization
Network	$3,696	$4,293
Power	2,577	2,876
Wireless	3,619	10,241
Total	$9,892	$17,410

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)          Segment and geographical information, continued

We are a global company that services customers throughout the world.  Each of our segments sells products to multinational original equipment manufacturers, original design manufacturers, contract equipment manufacturers and distributors. We attribute customer sales to the country addressed on the sales invoice, as the product is usually shipped to the same country.  The following table summarizes our net customer sales in the geographic areas or regions where our sales are significant for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 (in thousands):

	2011	2010	2009
Sales to customers in:
China	$178,750	$190,598	$167,772
United States	50,139	68,396	40,268
Asia, other than China	48,353	68,264	77,464
Europe	78,179	90,324	92,862
Other	13,863	14,898	20,437
Total	$369,284	$432,480	$398,803

We classify property, plant and equipment as depreciable capital assets that have extended useful lives.  The following table summarizes our net property, plant and equipment in the geographic areas or regions where our assets are significant (in thousands):

	2011	2010
Net property, plant and equipment located in:
China	$20,063	$22,992
United States	5,946	4,408
Korea	1,583	--
North Africa	--	2,379
Europe	942	811
Other	71	91
Total	$28,605	$30,681

(19)          Subsequent events

On March 9, 2012, we amended our senior revolving credit facility. Refer to Note 6, Debt, for additional information regarding the amended terms.

On February 22, 2012, we entered into a definitive agreement for the sale of two manufacturing plants and related equipment in China and our encapsulated transformer product line to an acquirer, subject to closing conditions.  The assets sold are classified as held for sale at December 30, 2011 and included in prepaid and other current assets in our Consolidated Balance Sheet.

Pulse Electronics Corporation and Subsidiaries
Financial Statement Schedule II
Valuation and Qualifying Accounts

In thousands

		Additions (Deductions)
Description	Opening Balance	Discontinued Operations	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Year ended December 30, 2011:
Allowances for doubtful accounts	$941	$--	$28	$--	$(335)	$634
Valuation allowance on deferred tax assets	15,086	--	38,000	20,394	(376)	73,104

Year ended December 31, 2010:
Allowances for doubtful accounts	$1,377	$--	$128	$--	$(564)	$941
Valuation allowance on deferred tax assets	11,481	--	4,650	--	(1,045)	15,086

Year ended December 25, 2009:
Allowances for doubtful accounts	$2,456	$(776)	$330	$--	$(633)	$1,377
Valuation allowance on deferred tax assets	9,696	--	4,059	--	(2,274)	11,481

Exhibit Index

2.2
Sale and Purchase Agreement, dated July 30, 2010, among Technitrol, Inc., AMI Doduco Holding GmbH, Blitz F10-vier-eins GmbH and Tinicum Capital Partners II, L.P. (incorporated by reference to Exhibit 2.2 to our Form 8-K dated July 30, 2010).

3.1	Articles of Incorporation, amended and restated as of May 24, 2011 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated May 24, 2011).

3.3	By-Laws, amended and restated as of October 28, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated October 28, 2011).

4.6	Indenture between Technitrol, Inc. and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.1	Technitrol, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 28, 2001, File Number 333-64060).

10.2	Restricted Stock Plan II, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 31, 2010).

10.3	2001 Stock Option Plan, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2010).

10.3(1)	Form of Stock Option Agreement (filed herewith).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.5(4)
Amendment No. 2 dated as of August 5, 2011 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto (incorporated by reference to Exhibit 10.5(3) to our Form 10-Q for the six months ended July 1, 2011).

10.5(5)
Amendment No. 3 dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto (filed herewith).

10.6
Warrant Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (filed herewith).

10.6(1)
Warrant Shares Registration Rights Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (filed herewith).

10.8(1)
Technitrol, Inc. Grantor Trust Agreement dated July 5, 2006 between Technitrol, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8(1) to our Form 8-K dated July 11, 2006).

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

Exhibit Index, continued
10.8(3)	Agreement for Settlement of Benefits dated September 24, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated September 24, 2009).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 31, 2010).

10.12	Technitrol, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

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

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to our Form 8-K dated January 4, 2011).

10.26	Letter Agreement between Pulse Electronics Corporation and Michael J. McGrath dated December 8, 2010 (incorporated by reference to Exhibit 10.26 to our Form 8-K dated December 8, 2010).

10.27	Letter Agreement between Pulse Electronics Corporation and Drew A. Moyer dated December 8, 2010 (incorporated by reference to Exhibit 10.27 to our Form 8-K dated December 8, 2010).

10.27(1)	Letter Agreement between Technitrol, Inc. and Drew A. Moyer dated July 31, 2010 (incorporated by reference to Exhibit 10.27(1) to our Form 8-K dated July 30, 2010).

10.28	Employment Agreement between Pulse Electronics Corporation and Ralph Faison dated January 4, 2011 (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 4, 2011).

10.28(1)	Amendment to Employment Agreement between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.29 to our Form 8-K dated September 16, 2011).

10.28(2)	Amendment to Employment Agreement Between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.31 to our Form 8-K dated November 17, 2011)

10.29(1)	Letter Agreement among Technitrol, Inc., Pulse Engineering, Inc. and Alan H. Benjamin dated July 22, 2009 (incorporated by reference to Exhibit 10.29 to our Form 8-K dated August 7, 2009).

10.30	Schedule of Board of Director and Committee Fees (filed herewith).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Annual Report on Form 10-K for the year ended December 30, 2011, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Equity and (v) the Notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE ELECTRONICS CORPORATION

By:	/s/Ralph E. Faison
Ralph E. Faison
President and Chief Executive Officer

Date	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/John E. Burrows, Jr.	By	/s/Ralph E. Faison
	John E. Burrows, Jr.		Ralph E. Faison
	Director		President and Chief Executive Officer
(Principal Executive Officer)
Date	March 14, 2012
		Date	March 14, 2012
By	/s/Howard C. Deck
	Howard C. Deck	By	/s/Drew A. Moyer
	Director		Drew A. Moyer
Senior Vice President
Date	March 14, 2012		and Chief Financial Officer
(Principal Financial Officer)
By	/s/Edward M. Mazze
	Edward M. Mazze	Date	March 14, 2012
Director
		By	/s/Steven G. Crane
Date	March 14, 2012		Steven G. Crane
Director
By	/s/C. Mark Melliar-Smith
	C. Mark Melliar-Smith	Date	March 14, 2012
Director

Date	March 14, 2012

By	/s/Lawrence P. Reinhold
Lawrence P. Reinhold
Director

Date	March 14, 2012

By	/s/Justin C. Choi
Justin C. Choi
Director

Date	March 14, 2012