Form 10-Q
period 2012-03-30
PULSE ELECTRONICS CORP
filed 2012-05-08
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2012, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 8, 2012: 42,106,302

PART I.  FINANCIAL INFORMATION

Item 1:	Financial Statements
Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
In thousands

Assets	March 30, 2012	December 30, 2011

Current assets:
Cash and cash equivalents	$21,146	$17,606
Accounts receivable, net	68,426	59,507
Inventory, net	34,472	36,968
Prepaid expenses and other current assets	22,516	19,842
Total current assets	146,560	133,923

Long-term assets:
Property, plant and equipment	93,982	97,448
Less accumulated depreciation	63,803	68,843
Net property, plant and equipment	30,179	28,605
Deferred income taxes	3,309	3,223
Intangibles assets, net	3,418	3,535
Other assets	3,556	4,151
	$187,022	$173,437

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$55,270	$52,802
Accrued expenses and other current liabilities	47,306	42,855
Current portion of long-term debt	54,950	--
Total current liabilities	157,526	95,657

Long-term liabilities:
Long-term debt	--	43,950
Convertible senior notes	50,000	50,000
Deferred income taxes	8,672	8,653
Other long-term liabilities	10,603	12,997

Shareholders’ deficit:
Pulse Electronics Corporation shareholders’ deficit:
Common stock and additional paid-in capital	221,541	218,795
Accumulated deficit	(290,152)	(286,046)
Accumulated other comprehensive earnings	21,575	21,977
Total Pulse Electronics Corporation shareholders’ deficit	(47,036)	(45,274)
Non-controlling interest	7,257	7,454
Total shareholders’ deficit	(39,779)	(37,820)
	$187,022	$173,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended
	March 30, 2012	April 1, 2011
Net sales	$94,135	$88,039
Cost of sales	75,737	69,615
Gross profit	18,398	18,424

Selling, general and administrative expenses	18,993	21,541
Severance, impairment and other associated costs	1,537	6,756
Cost related to unsolicited takeover attempt	--	430
Operating loss	(2,132)	(10,303)

Other (expense) income:
Interest expense, net	(2,593)	(1,293)
Other income, net	1,079	1,542
Total other (expense) income	(1,514)	249

Loss from continuing operations before income taxes	(3,646)	(10,054)

Income tax (expense) benefit	(657)	5,065

Net loss from continuing operations	(4,303)	(4,989)

Net earnings from discontinued operations	--	612

Net loss	(4,303)	(4,377)

Less: Net (loss) earnings attributable to non-controlling interest	(197)	48

Net loss attributable to Pulse Electronics Corporation	$(4,106)	$(4,425)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(4,106)	$(5,037)
Net earnings from discontinued operations	--	612
Net loss attributable to Pulse Electronics Corporation	$(4,106)	$(4,425)

Per share data:
Basic (loss) earnings per share:
Net loss from continuing operations	$(0.10)	$(0.12)
Net earnings from discontinued operations	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.10)	$(0.11)

Diluted loss per share:
Net loss from continuing operations	$(0.10)	$(0.12)
Net earnings from discontinued operations	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.10)	$(0.11)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive (Loss) Income
 (Unaudited)
In thousands

	Three Months Ended
	March 30, 2012	April 1, 2011
Comprehensive loss:
Net loss	$(4,303)	$(4,377)
Other comprehensive (loss) income :
Currency translation adjustments	(402)	743
Total comprehensive loss	(4,705)	(3,634)

Comprehensive (loss) income attributable to non-controlling interests	(197)	48
Comprehensive loss attributable to Pulse Electronics Corporation	$(4,508)	$(3,682)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net loss	$(4,303)	$(4,377)
Earnings from discontinued operations	--	(612)
Adjustment to reconcile net loss to net cash provided by (used in) activities:
Depreciation and amortization	1,942	2,597
Amortization and write-off of deferred loan costs	929	238
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	(8,734)	10,910
Inventory	2,602	501
Prepaid expenses and other current assets	202	117
Accounts payable and accrued expenses	(403)	(16,089)
Severance, impairment and other associated costs, net of cash payments (excluding goodwill and intangible asset impairments)	--	4,520
Other, net	243	(85)

Net cash used in operating activities	(7,522)	(2,280)

Cash flows from investing activities:
Cash received from dispositions, net	--	1,079
Deposits received from pending divestitures	5,100	--
Capital expenditures	(3,490)	(1,924)
Proceeds from sale of property, plant and equipment	531	40
Foreign currency impact on intercompany lending	(870)	880

Net cash provided by investing activities	1,271	75

Cash flows from financing activities:
Credit facility borrowings	11,000	10,000
Principal payments on credit facility	--	(10,000)
Debt issuance costs	(1,255)	--
Purchases of shares in non-controlling interest	--	(3,432)
Dividends paid	--	(1,037)

Net cash provided by (used in) financing activities	9,745	(4,469)

Net effect of exchange rate changes on cash	46	(30)

Net increase (decrease) in cash and cash equivalents	3,540	(6,704)
Cash and cash equivalents at beginning of period	17,606	35,905
Cash and cash equivalents at end of period	$21,146	$29,201

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Changes in (Deficit) Equity
Three Months Ended March 30, 2012
(Unaudited)
In thousands

	Common stock and paid in capital		Retained	Accumulated other comprehensive	Non- controlling	Total (deficit)
	Shares	Amount	loss	income	interest	equity
Balance at December 30, 2011	41,980	$218,795	$(286,046)	$21,977	$7,454	$(37,820)
Stock options, awards, and related compensation	126	733	--	--	--	733
Warrants issued in connection with credit facility	--	2,013	--	--	--	2,013
Net loss			(4,106)		(197)	(4,303)
Currency translation adjustments	--	--	--	(402)	--	(402)
Balance at March 30, 2012	42,106	$221,541	$(290,152)	$21,575	$7,257	$(39,779)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

Basis of presentation

 The unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2011. Results for the three months period ended March 30, 2012 are not necessarily indicative of annual results.

Reclassifications

We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

Recently adopted accounting pronouncements

Effective at the beginning of our fiscal year 2012, we retrospectively adopted changes issued by the Financial Accounting Standards Board to the presentation of comprehensive income.  These changes eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires that all changes in shareholders' equity be presented either in a single statement of comprehensive income or in two separate but consecutive statements. The adoption of these changes affected our presentation of other comprehensive income in our condensed consolidated financial statements, but did not have any impact on our results of operations, financial position, or cash flows.

(2)	Divestitures

On February 22, 2012, we entered into definitive agreements for the sales of two manufacturing plants and related equipment in China and our encapsulated transformer product line to an acquirer, subject to closing conditions.  We completed the sale of certain of the encapsulated transformer assets in the first quarter of 2012, including equipment and other assets, and recorded a gain of $0.4 million on the sale.  We also received $5.1 million in cash deposits related to the pending sales of the remaining assets to be sold under these definitive agreements.   We expect to complete the sales of the remaining assets by the end of the second quarter of 2012.  At March 30, 2012, these remaining assets have a net carrying value of approximately $5.7 million and have been classified as held for sale within other current assets in the Condensed Consolidated Balance Sheets.

At March 30, 2012, we have also classified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Condensed Consolidated Balance Sheets.  The carrying value of this property at March 30, 2012 was $2.4 million, which approximates the expected net proceeds.

(3)	Inventory

Inventory as of March 30, 2012 and December 30, 2011 consisted of the following (in thousands):

	March 30, 2012	December 30, 2011
Finished goods	$16,305	$18,768
Work in process	6,108	5,650
Raw materials and supplies	12,059	12,550
	$34,472	$36,968

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(4)	Other current liabilities

Other current liabilities consisted of the following as of March 30, 2012 and December 30, 2011 (in thousands):

	March 30, 2012	December 30, 2011
Accrued compensation	$11,627	$10,553
Income taxes payable	4,101	4,967
Accrued restructuring costs	3,878	4,157
Deposit on pending divestitures (Note 2)	5,100	--
Other accrued expenses	22,600	23,178
Total other current liabilities	$47,306	$42,855

(5)	Intangible assets

The net carrying amounts of intangible assets as of March 30, 2012 and December 30, 2011, are as follows (in thousands):

	March 30, 2012	December 30, 2011
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(2,482)	(2,365)
Technology	(2,000)	(2,000)
Total	(4,482)	(4,365)

Net intangible assets subject to amortization	818	935

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$3,418	$3,535

As of March 30, 2012, the weighted average useful life of intangible assets with finite lives was approximately 1.7 years.  Amortization expense for intangible assets was $0.1 million and $0.4 million for the three months ended March 30, 2012 and April 1, 2011, respectively.

(6)	Income taxes

The income tax expense (benefit) for the three months ended March 30, 2012 and April 1, 2011 was as follows (in thousands):

	March 30, 2012	April 1, 2011
Income tax expense (benefit)	$657	$(5,065)
Effective tax rate	(18)%	50.4%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which the Company operates.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.  The change in effective tax rate in the first quarter of 2012 versus the first quarter of 2011 was primarily due to losses in individual jurisdictions which cannot be benefited being a greater portion of 2012 earnings.  Additionally, there was a release of tax reserves of $0.6 million in the first quarter of 2012 due to settlement of an audit in Hong Kong.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of March 30, 2012, we have approximately $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.  The amount accrued for interest and/or penalties increased by less than $0.1 million from the year ended December 30, 2011 related to interest incurred during the three months ended March 30, 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(6)	Income taxes, continued

At March 30, 2012, we had approximately $12.9 million of unrecognized tax benefits, which represents a reduction of $4.4 million from the year ended December 30, 2011.  The reduction of $4.4 million was due to settlement of an audit in Hong Kong during the three months ended March 30, 2012.  Of the $12.9 million of unrecognized tax benefits, we estimate that up to $7.3 million could be resolved within the next twelve months. The reduction is not expected to have any impact on the tax rate due to valuation allowances in the related jurisdictions.

(7)	Defined benefit plans

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

Our net periodic benefit income was approximately $0.2 million and $0.1 million for the three months ended March 30, 2012 and April 1, 2011, respectively. In the three months ended March 30, 2012, we contributed less than $0.1 million to our defined benefit plans.

(8)	Commitments and contingencies

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

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America, we recorded a charge of approximately $0.2 million as selling, general and administrative expense during the year ended December 30, 2011. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. Therefore, no additional liability has been accrued.   During the three months ended March 30, 2012 and April 1, 2011, we incurred approximately $0.1 million and $0.6 million of legal expenses, respectively, related to this matter.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(9)	Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.

We have a credit facility that provides for borrowings not to exceed $55.0 million including letters of credit in an aggregate amount not to exceed $3.0 million. Our credit facility was amended on March 9, 2012 and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings, reduced our permitted capital expenditures and reduced the available cash we are required to maintain to $1.0 million.   In addition, under the amended facility, net proceeds that we receive from any dispositions of assets or equity interests in our wholly-owned subsidiaries, issuance of equity and incurrence of additional indebtedness (as permitted) must be used to repay our outstanding borrowings under the credit facility.  Outstanding borrowings that are repaid or prepaid may not be reborrowed.  The amendment also eliminated the requirement that we comply with the following financial covenants for the remainder of the facility term: (i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; (ii) fixed charges as compared to our rolling four-quarter EBITDA; and (iii) a minimum rolling six-month EBITDA.

The maturity date of the facility continues to be February 28, 2013.  The amendment was accounted for as a modification to the existing credit facility. We have $55.0 million of outstanding borrowings under the credit facility at March 30, 2012, which have been classified as a current liability in our Condensed Consolidated Balance Sheets.

While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we have accelerated our strategic plan to significantly delever our balance sheet. Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments. These assets represent product lines and facilities, but the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the Company. To that end, we have engaged financial advisors to direct the possible sale of certain non-strategic assets. We entered into a definitive agreement to complete the first of these sales on February 22, 2012. This transaction includes the sale of two of our manufacturing plants and related equipment in China and our encapsulated transformer product line. We are also currently engaged in the process of selling additional non-strategic assets and exploring financing alternatives which may provide additional liquidity and a means to pay down our senior debt in the event that the asset sale proceeds are not sufficient to completely extinguish our short-term debt. We expect that the proceeds of these transactions will be used to pay down our senior debt.  We also expect to increasingly benefit from a series of actions taken in 2011 to improve our liquidity and cash available from operations. These actions included restructuring actions, headcount reductions, plant consolidations and reductions in general and administrative expenses. We intend to continue prudent management of our expenses and cash balances in our fiscal year 2012.

In connection with the March 2012 amendment, we issued in a private placement warrants to the lender group to purchase approximately 2.6 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.8 million or 1.4 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable on a cashless basis from the vesting date through March 9, 2015.

 We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.46%, volatility of 80.0%, a 3 year term, and no dividend yield.  The valuation also takes into account the probability that warrants will vest and become exercisable at June 28, 2012, September 28, 2012 and December 31, 2012.  These vesting probabilities are based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.

We incurred additional debt issuance costs in connection with the March 2012 amendment of $1.3 million. These costs have been capitalized and are being amortized using the effective interest method through the maturity date of the debt.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.   We may incur additional fees calculated as 0.5% of outstanding borrowings on June 29, 2012, September 28, 2012 and December 31, 2012 if outstanding borrowings under the credit facility remain outstanding at those dates.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(10)	Per share amounts

Net (loss) earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2012	April 1, 2011
Net loss from continuing operations	$(4,303)	$(4,989)
Net earnings from discontinued operations	--	612
Less: net (loss) earnings attributable to non-controlling interest	(197)	48
Net loss attributable to Pulse Electronics Corporation	$(4,106)	$(4,425)

Basic (loss) earnings per share:
Shares	41,422	41,034
Continuing operations	$(0.10)	$(0.12)
Discontinued operations	--	0.01
Per share amount	$(0.10)	$(0.11)

Diluted (loss) earnings per share:
Shares	41,422	41,034
Continuing operations	$(0.10)	$(0.12)
Discontinued operations	--	0.01
Per share amount	$(0.10)	$(0.11)

As we had net losses in the three months ended March 30, 2012 and April 1, 2011, we did not include any common stock equivalents related to stock options and restricted shares in our calculation of diluted loss per share.  There were approximately 1.2 million and 1.1 million stock options outstanding as of March 30, 2012 and April 1, 2011, respectively, and unvested restricted shares outstanding of approximately 0.6 million and 0.5 million as of March 30, 2012 and April 1, 2011, respectively. We also did not include any common stock equivalents related to the 2.6 million of unvested warrants to purchase our common stock for $0.01 per share in our basic or diluted loss per share since these warrants are unvested as of March 30, 2012.  In addition, for the three months ended March 30, 2012 and April 1, 2011, the effect of the convertible notes was anti-dilutive and excluded from our diluted loss per share calculation.

(11)	Severance, impairment and other associated costs

The changes in the restructuring reserve during the three months ended March 30, 2012 were as follows (in millions):

Balance accrued at December 30, 2011	$4.2
Net expense	1.5
Cash payments	(1.5)
Non-cash charges	(0.3)

Balance accrued at March 30, 2012	$3.9

During the three months ended March 30, 2012 and April 1, 2011, we incurred costs of $1.5 million and $6.8 million, respectively, associated with restructuring actions.  During the first quarter of 2012, the $1.5 million of charges included $0.7 million for severance, lease termination and other costs associated with our ongoing initiative to reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities; $0.6 million related to workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless' audio components business, which we initiated and substantially completed in 2011.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(11)	Severance, impairment and other associated costs, continued

During the first quarter of 2011, the $6.8 million of charges included $6.6 million of severance costs and a $0.2 million write-down of a manufacturing facility to its fair value. Of the $6.6 million of severance costs, approximately $2.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated during the first quarter of 2011 and completed in 2011, and $3.4 million related to our initiative to reorganize the capacity of our manufacturing plants in China.

As of March 30, 2012, we had $3.9 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

(12)	Fair Value Measurements

During the three months ended March 30, 2012, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.

We categorize our financial assets and liabilities on our Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1 –	Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2 –
Financial assets and liabilities whose values are based on quoted prices in markets that are not active or a valuation using model inputs that are observable for substantially the full term of the asset or liability.

Level 3 -
Financial assets and liabilities whose values are based on prices or valuation   techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions and judgments when pricing the asset or liability.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Condensed Consolidated Balance Sheets. As of March 30, 2012, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $55.0 million and the estimated fair value of our convertible senior notes was approximately $42.5 million, as determined through the use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 820. These liabilities are not measured at their fair value in our Condensed Consolidated Balance Sheets for any period presented.

During the three months ended March 30, 2012, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis. Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Condensed Consolidated Balance Sheets.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(13)	Business segment information

Our segments’ net sales and operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt for the three months ended March 30, 2012 and April 1, 2011 were as follows (in thousands):

	Three months ended
	March 30, 2012	April 1, 2011
Net sales:
Network	$38,754	$42,544
Power	31,690	31,899
Wireless	23,691	13,596
Total net sales	$94,135	$88,039

Profit (Loss) from continuing operations before severance, impairment and other associated costs and income taxes:
Network	$(873)	$409
Power	2,332	528
Wireless	(2,054)	(4,054)
Operating loss excluding severance, impairment and other associated costs and costs related to unsolicited takeover attempt	(595)	(3,117)

Severance, impairment and other associated costs	1,537	6,756
Costs related to unsolicited takeover attempt	--	430
Operating loss	(2,132)	(10,303)

Interest expense, net	(2,593)	(1,293)
Other income, net	1,079	1,542

Loss from continuing operations before income taxes	$(3,646)	$(10,054)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.   Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on page 23.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 30, 2011 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 30, 2011 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

●	Inventory valuation;
●	Divestiture accounting;
●	Intangible assets;
●	Income taxes;
●	Defined benefit plans;
●	Contingency accruals; and
●	Severance, impairment and other associated costs.

Actual results could differ from our estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 30, 2011.

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

Network produces a variety of passive components that manage and regulate electronic signals for use in various devices used in local area and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation, which includes power transformers, chokes, current and voltage sensors, ignition coils, automotive coils and military and aerospace products.  Wireless manufactures products related to the capture or transmission of wireless communication signals, such as antennas, antenna modules and antenna mounting components

General.  We define net sales as gross sales less returns and allowances. We sometimes refer to net sales as revenue.

Historically our gross margin has been affected by product mix and capacity utilization.  The markets served by each of our segments are characterized by relatively short product life cycles, which causes significant turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period.  In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and Chinese renminbi, which affect our U.S. dollar reported results of operations.

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

Divestitures. We have  historically completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.

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

Income Taxes. We have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings. We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad. In addition, we expect to use a significant portion of the cash to service debt outside the United States. Thus, with the exception of earnings in the amount of $8.5 million as of March 30, 2012, these undistributed earnings are intended to be reinvested outside of the U.S. indefinitely. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China. This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility or non-deductibility of severance and impairment costs and other similar costs as well as by changes in our net deferred tax assets valuation allowance. Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Results of Operations

Three months ended March 30, 2012 compared to the three months ended April 1, 2011

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Three Months Ended
	March 30,	April 1,	Change	Change	Results as % of net sales
	2012	2011	$	%	2012	2011
Net sales	$94,135	$88,039	$6,096	6.9%	100.0%	100.0%
Cost of sales	75,737	69,615	6,122	8.8	80.5	79.1
Gross profit	18,398	18,424	(26)	(0.1)	19.5	20.9

Selling, general and administrative expenses	18,993	21,541	(2,548)	(11.8)	20.2	24.4
Severance, impairment and other associated costs	1,537	6,756	(5,219)	(77.2)	1.6	7.7
Costs related to unsolicited takeover attempt	--	430	(430)	(100.0)	--	0.5
Operating loss	(2,132)	(10,303)	8,171	79.3	(2.3)	(11.7)

Interest expense, net	(2,593)	(1,293)	(1,300)	(100.5)	(2.7)	(1.5)
Other income, net	1,079	1,542	(463)	(30.0)	1.1	1.8

Loss from continuing operations before income taxes	(3,646)	(10,054)	6,408	63.7	(3.9)	(11.4)

Income tax (expense) benefit	(657)	5,065	(5,722)	(113.0)	(0.7)	5.8

Net loss from continuing operations	(4,303)	(4,989)	686	13.8	(4.6)	(5.6)

Net earnings from discontinued operations	--	612	(612)	(100.0)	--	0.7

Net loss	$(4,303)	$(4,377)	$74	1.7%	(4.6)%	(4.9)%

Net sales. Our consolidated net sales increased by 6.9% in the three months ended March 30, 2012 compared to the prior year quarter primarily as a result of higher sales in Wireless as sales to new customers continue to increase, partially offset by ongoing industry pressure and typical lower first quarter seasonality which constrained demand for Network products into the beginning of the quarter.

Net sales for our three segments for the three months ended March 30, 2012 and April 1, 2011 were as follows (in thousands):

	March 30, 2012	April 1, 2011
Network	$38,754	$42,544
Power	31,690	31,899
Wireless	23,691	13,596
Net sales	$94,135	$88,039

Gross profit. Our consolidated gross margin was 19.5% for the three months ended March 30, 2012 as compared to 20.9% for the three months ended April 1, 2011.  The lower gross profit compared to the prior year reflects higher labor costs, lower pricing and volumes for Network and Power products, and higher ramp up costs and inefficiencies associated with the introduction of a large volume of new products in Wireless.  During the quarter, Wireless did not benefit from efficiencies and post-ramp up gross margins which we expect will  improve as the segment integrates the large volume of new product programs and customers.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased 11.8% in the three months ended March 30, 2012 compared to the prior year quarter.  The decrease was primarily attributable to aggressive expense reduction actions and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended March 30, 2012 and April 1, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$5,988	$7,569
Percentage of sales	6.4%	8.6%

Our RD&E spending as a percentage of sales in the quarter ended March 30, 2012 decreased primarily due to a reduction in force actions taken in the prior year, as well as lower legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the three months ended March 30, 2012 and April 1, 2011, we incurred approximately $0.1 million and $0.6 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended March 30, 2012, we incurred restructuring expenses of $1.5 million, which included severance, lease termination and other costs associated with our ongoing initiative to reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities; $0.6 million of workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless' audio components business, which we initiated in 2011.  During the three months ended April 1, 2011, we incurred $6.8 million of charges, which included $3.4 million of severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China; $2.5 million of severance and other costs related to the transition and reorganization of our corporate headquarters in North America initiated and completed in fiscal year 2011; and $0.2 million write-down of a manufacturing facility to its fair value.

Costs related to unsolicited takeover attempt.  During the three months ended April 1, 2011, we incurred $0.4 million of legal and professional fees and other costs related to an unsolicited takeover attempt and proxy contest. The majority of these costs represent fees of our financial and legal advisors.  No similar costs related to this matter were incurred for the three months ended March 30, 2012.

Interest.  Net interest expense increased by $1.3 million primarily due to an increase of $0.7 million in our debt fee amortization primarily as a result of the amendment to our senior revolving credit facility in March 2012, which includes approximately $0.2 million related to the warrants issued in connection with the amendment.  In addition,  a write-down of previously capitalized debt fees in connection with the amendment, as well as higher debt levels and interest rates in comparison with the prior year quarter also contributed to the increase in interest expense.

Other.  Net other income for the three months ended March 30, 2012 was primarily attributable to a $0.4 million gain recognized on the sale of related equipment to our encapsulated transformer product line, as well as foreign currency gains related to changes in the varying currencies of our intercompany lending program of $0.6 million.  During the three months ended April 1, 2011, we incurred net foreign currency gains of approximately $0.5 million.  Also, included in net other income for the three months ended April 1, 2011 was a reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition.

Income taxes.   The income tax expense (benefit) for the three months ended March 30, 2012 and April 1, 2011 was as follows (in thousands):

	March 30, 2012	April 1, 2011
Income tax expense (benefit)	$657	$(5,065)
Effective tax rate	(18)%	50.4%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which the Company operates.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.  The change in effective tax rate in the first quarter of 2012 versus the first quarter of 2011 was primarily due to losses in individual jurisdictions which cannot be benefited being a greater portion of 2012 earnings.  Additionally, there was a release of tax reserves of $0.6 million in the first quarter of 2012 due to settlement of an audit in Hong Kong.

Discontinued operations.  During the three months ended March 30, 2012, there were no active businesses classified as discontinued operations.  During the three months ended April 1, 2011 we recorded an adjustment of approximately $0.6 million, net of tax, for post-closing working capital and financial indebtedness adjustments for the sale of our former electrical operations in Europe and Asia (“Electrical”).

Business Outlook

Our levels of net sales, customer portfolio and product mix have a significant impact on our gross margin, results of operations and cash flow. Specifically, we experienced higher consolidated sales and operating performance during the three months ended March 30, 2012 in comparison with prior-year quarter. This was primarily due to higher sales in Wireless product sales to new antenna customers continue to increase, partially offset by ongoing lower industry demand for Network and Power products into the beginning of the quarter. Our gross profit margin was slightly lower compared to prior-year quarter which reflects higher labor costs, lower pricing and volumes for Network and Power products, and growth in Wireless and associated ramp up costs and inefficiencies. To address these issues, we continue to focus on our lower cost structure, improve business processes and increase efficiencies, drive higher levels of automation throughout our manufacturing operations, and improve the Wireless business in order to attain stronger growth later in fiscal year 2012.

We have accelerated our strategic plan to significantly de-lever our balance sheet, which includes the repayment of the outstanding borrowings under our credit facility.  Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments.  These assets represent discrete non-core product lines and facilities, and the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the Company while allowing us to use the proceeds to reduce our outstanding debt.

Liquidity and Capital Resources

Net cash used in operating activities was $7.5 million for the three months ended March 30, 2012 as compared to net cash used in operating activities of $2.3 million for the three months ended April 1, 2011.  The decline was primarily attributable to an increase of $8.7 million in accounts receivable, net, primarily due to higher customer shipments at the end of the first quarter of 2012. These declines were partially offset by a decrease in inventory of $2.6 million due to the higher customer shipments at the end of the first quarter of 2012 and also as a result of management of our inventory levels.

Capital expenditures were $3.5 million during the three months ended March 30, 2012 and $1.9 million for the three months ended April 1, 2011.   The increase of $1.6 million was due to a focus in the three months ended March 30, 2012 to expand new investment to programs which we believe are essential to our future growth, primarily related to our Wireless segment and to the implementation of our ERP system.

Net cash provided by investing activities during the three months ended March 30, 2012 included $5.1 million of cash deposits received in connection with the sale of two manufacturing plants and related equipment in China and our encapsulated transformer product line.  These transactions are subject to closing conditions and are expected to be finalized in the second quarter of 2012.

We have $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.  We expect to pay approximately $3.5 million of interest on the convertible senior notes during 2012.

On March 30, 2012, we had approximately $55.0 million of borrowings outstanding under our credit facility.  Our credit facility provides for borrowings not to exceed $55.0 million, including letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $3.0 million.  The maturity date of the facility is February 28, 2013.  Therefore, the $55.0 million of outstanding borrowings under the credit facility at March 30, 2012 has been classified as a current liability in our Condensed Consolidated Balance Sheets.

Our credit facility was amended on March 9, 2012 and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings to a combination of the variable base rate plus a credit margin spread of 10.0%, reduced our permitted capital expenditures and reduced the available cash we are required to maintain to $1.0 million.   In addition, under the amended facility, net proceeds that we receive from any dispositions of assets or equity interests in our subsidiaries, issuance of equity and incurrence of additional indebtedness (as permitted) must be used to repay our outstanding borrowings under the credit facility.  Outstanding borrowings that are repaid or prepaid may not be reborrowed.  The amendment also eliminated the requirement that we comply with the following financial covenants for the remainder of the facility term: (i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; (ii) fixed charges as compared to our rolling four-quarter EBITDA; and (iii) a minimum rolling six-month EBITDA.

In connection with the March 2012 amendment, we issued in a private placement warrants to the lender group to purchase approximately 2.6 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  Thus, if we repay the outstanding borrowings under the credit facility by any such dates, any unvested warrants will revert to us and will effectively be cancelled.  If the outstanding borrowings are not repaid as of June 28, 2012, but repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.8 million or 1.4 million of the warrants will revert to us and be cancelled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable on a cashless basis from the vesting date through March 9, 2015.

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.46%, volatility of 80.0%, a 3 year term, and no dividend yield.  The valuation takes into account the probability that the warrants will vest at June 28, 2012, September 28, 2012 and December 31, 2012.  These vesting probabilities are based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.  We paid total fees and expenses of approximately $1.3 million in connection with the amendment, which have been capitalized as debt issuance costs and will be amortized on an effective interest rate method basis through the maturity date of the debt.  We may incur additional fees calculated as 0.5% of outstanding borrowings on June 29, 2012, September 28, 2012 and December 31, 2012 if outstanding borrowings under the credit facility remain outstanding at those dates.

While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we have accelerated our strategic plan to significantly delever our balance sheet. Consistent with our strategy to streamline our business operations and focus on our core competencies in each of our Network, Power, and Wireless segments, we have identified a number of non-strategic assets that remain within our three segments. These assets represent product lines and facilities, but the potential disposal of any or all of these assets will enable us to increase our focus on the future growth or business prospects of the Company. To that end, we have engaged financial advisors to direct the possible sale of certain non-strategic assets. We entered into a definitive agreement to complete the first of these sales on February 22, 2012. This transaction includes the sale of two of our manufacturing plants and related equipment in China and our encapsulated transformer product line. We are also currently engaged in the process of selling additional non-strategic assets and exploring financing alternatives which may provide additional liquidity and a means to pay down our senior debt in the event that the asset sale proceeds are not sufficient to completely extinguish our short-term debt. We expect that the proceeds of these transactions will be used to pay down our senior debt.  We also expect to increasingly benefit from a series of actions taken in 2011 to improve our liquidity and cash available from operations. These actions included restructuring actions, headcount reductions, plant consolidations and reductions in general and administrative expenses. We intend to continue prudent management of our expenses and cash balances in our fiscal year 2012.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows.  Refer to Note 8. Commitments and contingencies, on page 10 of this Form 10-Q for a discussion of certain legal proceedings.

Our domestic defined benefit retirement plan is subject to the pursuit of an alleged claim by the Pension Benefit Guarantee Corporation (“PBGC”). Initial communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination, which may require us to accelerate our funding of up to approximately $6.3 million to this defined plan but would not be expected to directly result in any additional expenses to the Company. In February 2012, legislation was introduced that may limit the applicability of the ERISA Section 4062(e) to substantial, permanent cessations of operations and not to transactions like the sale of Electrical to a third party in which operations are moved to another facility at a different location. We are continuing discussions with the PBGC on this matter. We do not anticipate making any material cash payments to our domestic defined benefit retirement plan in 2012.

During the three months ended March 30, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

Our retained earnings are free from legal or contractual restrictions as of March 30, 2012, with the exception of approximately $26.0 million of subsidiary retained earnings primarily in China, that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.0 million includes approximately $2.5 million of retained earnings of a majority owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China. The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

New and Recently Adopted Accounting Pronouncements

Please see Note 1, General, to the Notes to Unaudited Condensed Consolidated Financial Statements beginning on page 8 for a description of new and recently adopted accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 30, 2011.

Item 4:	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Refer to Note 8, Commitments and contingencies, on page 10 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1a	Risk Factors

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	Conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
•	Competition and pricing pressure;
•	Market acceptance of new product introductions and product innovations and product life cycles;
•	Raw material availability, quality, and cost;
•	Reliance of third-party suppliers;
•	Our ability to attract and retain highly qualified personnel;
•	Risks associated with future divestitures and restructuring initiatives;
•	Global risks of business interruptions such as natural disasters and political, economic, and military instability;
•	Risks related to compliance with current and future environmental and other laws and regulations;
•	Our ability to protect our intellectual property rights; and
•	Complications with our current enterprise resource planning system (“ERP”) or a transition to an updated ERP system may disrupt operations and affect our operating results.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of its 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Pulse’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 30, 2012, there have been no material changes to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 24

Exhibit Index
10.3	Form of Stock Option Agreement (incorporated by reference to 10.3 (1) to our Form 10-K dated March 14, 2012).

10.5
Amendment No. 3 dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto (incorporated by reference to 10.5 (5) to our Form 10-K dated March 14, 2012).

10.6
Warrant Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (incorporated by reference to 10.6 to our Form 10-K dated March 14, 2012).

10.6(1)
Warrant Shares Registration Rights Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (incorporated by reference to 10.6 (1) to our Form 10-K dated March 14, 2012).

10. 32*	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012).

10. 33*	Employment Letter Agreement dated April 6, 2012 for John Houston (incorporated by reference to Exhibit 10.33 to our Form 8-K dated April 12, 2012).

10. 34*	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

May 8, 2012	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal accounting officer)