Form 10-Q
period 2012-06-29
PULSE ELECTRONICS CORP
filed 2012-08-08
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2012, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 7, 2012: 42,285,395

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
In thousands

Assets	June 29, 2012	December 30, 2011

Current assets:
Cash and cash equivalents	$19,767	$17,606
Accounts receivable, net	71,371	59,507
Inventory, net	32,597	36,968
Prepaid expenses and other current assets	22,432	19,842
Total current assets	146,167	133,923

Long-term assets:
Property, plant and equipment	96,331	97,448
Less accumulated depreciation	65,656	68,843
Net property, plant and equipment	30,675	28,605
Deferred income taxes	3,310	3,223
Intangible assets, net	3,300	3,535
Other assets	3,387	4,151
	$186,839	$173,437

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$66,663	$52,802
Accrued expenses and other current liabilities	41,397	42,855
Current portion of long-term debt	54,950	--
Total current liabilities	163,010	95,657

Long-term liabilities:
Long-term debt	--	43,950
Convertible senior notes	50,000	50,000
Deferred income taxes	8,764	8,653
Other long-term liabilities	10,359	12,997

Shareholders’ deficit:
Pulse Electronics Corporation shareholders’ deficit:
Common stock and additional paid-in capital	221,974	218,795
Accumulated deficit	(296,549)	(286,046)
Accumulated other comprehensive income	22,121	21,977
Total Pulse Electronics Corporation shareholders’ deficit	(52,454)	(45,274)
Non-controlling interest	7,160	7,454
Total shareholders’ deficit	(45,294)	(37,820)
	$186,839	$173,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$100,383	$94,758	$194,518	$182,797
Cost of sales	81,179	72,385	156,916	142,000
Gross profit	19,204	22,373	37,602	40,797

Selling, general and administrative expenses	18,792	21,255	37,785	42,796
Severance, impairment and other associated costs	515	3,867	2,052	10,623
Cost related to unsolicited takeover attempt	--	1,486	--	1,916
Operating loss	(103)	(4,235)	(2,235)	(14,538)

Other (expense) income:
Interest expense, net	(3,752)	(1,158)	(6,345)	(2,451)
Other (expense) income, net	(1,148)	167	(69)	1,709
Total other expense	(4,900)	(991)	(6,414)	(742)

Loss from continuing operations before income taxes	(5,003)	(5,226)	(8,649)	(15,280)

Income tax (expense) benefit	(1,491)	765	(2,148)	5,830

Net loss from continuing operations	(6,494)	(4,461)	(10,797)	(9,450)

Net earnings from discontinued operations	--	--	--	612

Net loss	(6,494)	(4,461)	(10,797)	(8,838)

Less: Net (loss) earnings attributable to non-controlling interest	(97)	44	(294)	92

Net loss attributable to Pulse Electronics Corporation	$(6,397)	$(4,505)	$(10,503)	$(8,930)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(6,397)	$(4,505)	$(10,503)	$(9,542)
Net earnings from discontinued operations	--	--	--	612
Net loss attributable to Pulse Electronics Corporation	$(6,397)	$(4,505)	$(10,503)	$(8,930)

Per share data:
Basic (loss) earnings per share:
Net loss from continuing operations	$(0.15)	$(0.11)	$(0.25)	$(0.23)
Net earnings from discontinued operations	--	--	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.15)	$(0.11)	$(0.25)	$(0.22)

Diluted (loss) earnings per share:
Net loss from continuing operations	$(0.15)	$(0.11)	$(0.25)	$(0.23)
Net earnings from discontinued operations	--	--	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.15)	$(0.11)	$(0.25)	$(0.22)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Comprehensive loss:
Net loss	$(6,494)	$(4,461)	$(10,797)	$(8,838)
Other comprehensive income:
Currency translation adjustment	546	90	144	833
Total comprehensive loss	(5,948)	(4,371)	(10,653)	(8,005)

Comprehensive (loss) income attributable to non-controlling interests	(97)	44	(294)	92
Comprehensive loss attributable to Pulse Electronics Corporation	$(5,851)	$(4,415)	$(10,359)	$(8,097)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net loss	$(10,797)	$(8,838)
Net earnings from discontinued operations	--	(612)
Adjustment to reconcile net loss to net cash used in activities:
Depreciation and amortization	3,884	5,176
Amortization and write-off of deferred loan costs	2,113	505
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	(11,820)	7,001
Inventory	4,292	(635)
Prepaid expenses and other current assets	(751)	(762)
Accounts payable and accrued expenses	7,779	(8,930)
Severance, impairment and other associated costs, net of cash payments	(2,139)	5,889
Other, net	1,105	(812)

Net cash used in operating activities	(6,334)	(2,018)

Cash flows from investing activities:
Cash received from dispositions, net	--	1,072
Deposits received from pending divestitures, net	4,932	--
Capital expenditures	(6,284)	(4,669)
Proceeds from sale of property, plant and equipment	585	105
Foreign currency impact on intercompany lending	(83)	1,200

Net cash used in investing activities	(850)	(2,292)

Cash flows from financing activities:
Credit facility borrowings	11,000	20,000
Principal payments on credit facility	--	(10,000)
Debt issuance costs	(1,584)	--
Purchases of shares in non-controlling interest	--	(4,134)
Proceeds from exercise of stock options	--	3
Dividends paid	--	(2,077)

Net cash provided by financing activities	9,416	3,792

Effect of exchange rate changes on cash	(71)	173

Net increase (decrease) in cash and cash equivalents	2,161	(345)
Cash and cash equivalents at beginning of period	17,606	35,905
Cash and cash equivalents at end of period	$19,767	$35,560

Other non-cash investing activity:
Net change in non-cash capital expenditures	$(505)	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
Six Months Ended June 29, 2012
(Unaudited)
In thousands

	Common stock and paid-in capital		Accumulated	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	deficit	income	interest	deficit
Balance at December 30, 2011	41,980	$218,795	$(286,046)	$21,977	$7,454	$(37,820)
Stock options, awards, and related compensation	306	1,166	--	--	--	1,166
Warrants issued in connection with credit facility	--	2,013	--	--	--	2,013
Net loss	--	--	(10,503)	--	(294)	(10,797)
Currency translation adjustments	--	--	--	144	--	144
Balance at June 29, 2012	42,286	$221,974	$(296,549)	$22,121	$7,160	$(45,294)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

Basis of presentation

The unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2011.  Results for the six month period ended June 29, 2012 are not necessarily indicative of annual results.

Reclassifications

We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

Recently adopted accounting pronouncements

Effective at the beginning of our fiscal year 2012, we retrospectively adopted changes issued by the Financial Accounting Standards Board to the presentation of comprehensive income.  These changes eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders' deficit and requires that all changes in shareholders' deficit be presented either in a single statement of comprehensive income or in two separate but consecutive statements.  The adoption of these changes affected our presentation of other comprehensive income in our condensed consolidated financial statements, but did not have any impact on our results of operations, financial position, or cash flows.

(2)	Assets held for sale

During the fourth quarter of 2011, we reclassified two manufacturing plants and related equipment in China and equipment related to our encapsulated transformer line as held for sale within other current assets in the Condensed Consolidated Balance Sheets.  On February 22, 2012, we entered into definitive agreements for the sales of these assets to an acquirer, subject to closing conditions.  We completed the sale of the encapsulated transformer assets in the first quarter of 2012 and recognized a gain of $0.4 million on the sale.  During the first quarter of 2012, we also received $5.1 million in cash deposits in connection with the pending sales of the remaining assets included under these definitive agreements.  As of June 29, 2012, these remaining assets have a net carrying value of approximately $5.8 million and are classified as held for sale, pending completion of the asset sales.  We expect to complete these sales in the third quarter of 2012.

During the fourth quarter of 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Condensed Consolidated Balance Sheets.  These assets remain classified as held for sale at June 29, 2012 and have a net carrying value of approximately $2.2 million.

During the second quarter of 2012, we reclassified certain assets related to one of our manufacturing plants in China as held for sale within other current assets in the Condensed Consolidated Balance Sheets.  At June 29, 2012, these assets have a net carrying value of approximately $0.3 million. We expect to complete the sale of these assets in 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(3)	Inventory

Inventory as of June 29, 2012 and December 30, 2011 consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Finished goods	$15,819	$18,768
Work in process	5,462	5,650
Raw materials and supplies	11,316	12,550
	$32,597	$36,968

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 29, 2012 and December 30, 2011 consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Accrued compensation	$10,729	$10,553
Income taxes payable	2,636	4,967
Accrued restructuring costs	1,583	4,157
Deposit on pending divestitures (Note 2)	5,100	--
Other accrued expenses	21,349	23,178
	$41,397	$42,855

(5)	Intangible assets, net

The net carrying amounts of intangible assets as of June 29, 2012 and December 30, 2011 are as follows (in thousands):

	June 29, 2012	December 30, 2011
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(2,600)	(2,365)
Technology	(2,000)	(2,000)
Total	(4,600)	(4,365)

Net intangible assets subject to amortization	700	935

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$3,300	$3,535

As of June 29, 2012, the weighted average useful life of intangible assets with finite lives was approximately 1.5 years.  Amortization expense for intangible assets was $0.2 million and $0.7 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(6)	Income taxes

The income tax (expense) benefit for the six months ended June 29, 2012 and July 1, 2011 was as follows (in thousands):

	June 29, 2012	July 1, 2011
Income tax (expense) benefit	$(2,148)	$5,830
Effective tax rate	(24.8)%	38.2%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which the Company operates.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expect to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate in the first six months of 2012 versus the first six months of 2011 was primarily due to the occurrence of losses in individual jurisdictions, which we are unable to use as a tax benefit.  Additionally, there was a release of tax reserves of approximately $4.4 million during the first six months of 2012 due to the settlement of an audit in Hong Kong, of which $0.6 million impacted the effective tax rate.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of June 29, 2012, we have approximately $0.2 million accrued for interest and/or penalties related to uncertain income tax positions.  The amount accrued for interest and/or penalties increased by less than $0.1 million from the year ended December 30, 2011 to the six months ended June 29, 2012.

At June 29, 2012, we had approximately $12.9 million of unrecognized tax benefits, which represents a reduction of $4.4 million for the year ended December 30, 2011.  The reduction of $4.4 million was due to settlement of an audit in Hong Kong during the six months ended June 29, 2012.  Of the $12.9 million of unrecognized tax benefits, it is reasonably possible that up to $7.3 million could be resolved within the next twelve months. The reduction is not expected to have any impact on the tax rate due to valuation allowances in the related jurisdictions.

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

Our net periodic benefit income was approximately $0.4 million and less than $0.1 million for the six months ended June 29, 2012 and July 1, 2011, respectively.  In the six months ended June 29, 2012, we contributed less than $0.1 million to our defined benefit plans.

(8)	Commitments and contingencies

We are a party to various legal proceedings, claims, and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations, and cash flows.

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL.  The plaintiff claims that we infringe certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages.  Discovery has ended, and on September 6, 2011, the Court ruled on numerous pending motions for summary judgment.  The Court denied the plaintiff’s motion for summary judgment of infringement by our products with the exception of one claim relating to one representative product.  The Court partially granted one of our summary judgment motions, in effect, excluding any liability for direct infringement for products sold outside of North America on all of the plaintiff’s claims.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(8)	Commitments and contingencies, continued

A trial date has been scheduled for November 6, 2012.  The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million for sales through July 2010, plus requests for trebling and attorneys fees.  However, these reports do not take into account the Court’s September 2011 ruling, which excluded foreign sales from direct infringement and therefore may reduce our potential exposure to significantly less than the amount claimed by the plaintiff.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America, we recorded a charge of approximately $0.2 million as selling, general and administrative expense during the year ended December 30, 2011. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. During the six months ended June 29, 2012 and July 1, 2011, we incurred approximately $0.4 million and $0.7 million of legal expenses, respectively, related to this matter.

(9)	Debt

On December 22, 2009, we issued $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi annually in arrears on June 15 and December 15 of each year.

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

The maturity date of the facility continues to be February 28, 2013.  The amendment was accounted for as a modification to the existing credit facility.  We have $55.0 million of outstanding borrowings under the credit facility at June 29, 2012, which have been classified as a current liability in our Condensed Consolidated Balance Sheets.

While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we are committed to a strategic plan to significantly delever our balance sheet and reduce our outstanding borrowings under our credit facility.  We remain engaged in negotiations for the sale of certain non-strategic assets and are exploring all financing and strategic alternatives available to us in the event that the potential asset sale proceeds are not sufficient to completely extinguish the outstanding borrowings under our credit facility.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(9)	Debt, continued

In connection with the March 2012 amendment, we issued in a private placement warrants to the lender group to purchase approximately 2.6 million shares of our common stock at an exercise price of $0.01 per share.  The warrants vest and become exercisable as follows: on June 28, 2012, warrants to purchase 0.8 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; on September 28, 2012, warrants to purchase an additional 0.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date; and on December 31, 2012, warrants to purchase an additional 1.4 million shares of our common stock will vest unless we have repaid the outstanding borrowings under the credit facility by such date.  We did not repay the outstanding borrowings under the credit facility by the first warrant vesting date of June 28, 2012. Consequently, the warrants to purchase approximately 0.8 million shares of common stock became vested.  On September 28, 2012 and December 31, 2012, warrants to purchase approximately 0.4 million additional shares of common stock and 1.4 million additional shares of common stock, respectively, will vest unless the Company has repaid the outstanding borrowings under the credit facility by such dates.

If we repay the outstanding borrowings under the credit facility by such dates, any unvested warrants will revert to us and will effectively be canceled.  If the repayment occurs as of September 28, 2012 or as of December 31, 2012 then 1.8 million or 1.4 million of the warrants will revert to us and be canceled, respectively.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable on a cashless basis from the vesting date through March 9, 2015.

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation also takes into account the probability that warrants will vest and become exercisable at June 28, 2012, September 28, 2012, and December 31, 2012.  These vesting probabilities were based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.

We incurred additional debt issuance costs in connection with the March 2012 amendment of $1.3 million.  These costs have been capitalized and are being amortized using the effective interest method through the maturity date of the debt.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.  We incurred additional fees of 0.5% of outstanding borrowings on June 29, 2012, or $0.3 million, and may incur additional fees on September 28, 2012 and December 31, 2012, if outstanding borrowings under the credit facility remain outstanding at those dates.

(10)	Per share amounts

Net (loss) earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net loss from continuing operations	$(6,494)	$(4,461)	$(10,797)	$(9,450)
Net earnings from discontinued operations	--	--	--	612
Less: Net (loss) earnings attributable to non-controlling interest	(97)	44	(294)	92
Net loss attributable to Pulse Electronics Corporation	$(6,397)	$(4,505)	$(10,503)	$(8,930)

Basic (loss) earnings per share:
Shares	41,686	41,153	41,554	41,186
Continuing operations	$(0.15)	$(0.11)	$(0.25)	$(0.23)
Discontinued operations	--	--	--	0.01
Per share amount	$(0.15)	$(0.11)	$(0.25)	$(0.22)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(10)	Per share amounts, continued

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Diluted (loss) earnings per share:
Shares	41,686	41,153	41,554	41,186
Continuing operations	$(0.15)	$(0.11)	$(0.25)	$(0.23)
Discontinued operations	--	--	--	0.01
Per share amount	$(0.15)	$(0.11)	$(0.25)	$(0.22)

As we had net losses in the three and six months ended June 29, 2012 and July 1, 2011, we did not include any common stock equivalents related to stock options and restricted shares in our calculation of diluted loss per share.  There were approximately 1.2 million and 1.0 million stock options outstanding as of June 29, 2012 and July 1, 2011, respectively, and unvested restricted shares outstanding of approximately 0.5 million and 0.4 million as of June 29, 2012 and July 1, 2011, respectively.  We also did not include any common stock equivalents related to the 1.8 million of unvested warrants to purchase our common stock for $0.01 per share in our basic or diluted loss per share since these warrants are unvested as of June 29, 2012.  In addition, for the three and six months ended June 29, 2012 and July 1, 2011, the effect of the convertible notes was anti-dilutive and excluded from our diluted loss per share calculation.

(11)	Severance, impairment and other associated costs

The changes in the restructuring reserve during the six months ended June 29, 2012 were as follows (in millions):

Balance accrued at December 30, 2011	$4.2
Net expense	2.1
Cash payments	(4.2)
Non-cash charges	(0.5)

Balance accrued at June 29, 2012	$1.6

During the first six months of 2012, the $2.1 million of charges included $1.1 million for severance, lease termination and other costs associated with our restructuring program initiated in the fourth quarter of 2010 to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities; $0.8 million related to workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.

During the first six months of 2011, the $10.6 million of charges included $10.4 million of severance and related costs and a $0.2 million write-down of a manufacturing facility to its fair value.  Of the $10.4 million of severance costs, approximately $2.6 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated during the first quarter of 2011 and completed in 2011, and $5.0 million of costs primarily related to two plant closures in China and reductions in staff at other facilities in China as we shift manufacturing to lower cost facilities.

As of June 29, 2012, we had $1.6 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(12)	Fair Value Measurements

During the six months ended June 29, 2012, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The majority of our financial instruments and financial assets approximate fair value, as presented on our Condensed Consolidated Balance Sheets. As of June 29, 2012, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $55.0 million and the estimated fair value of our convertible senior notes was approximately $41.7 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 820 – Fair Value Measurements and Disclosures.  These liabilities are not measured at their fair value in our Condensed Consolidated Balance Sheets for any period presented.

During the six months ended June 29, 2012, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Condensed Consolidated Balance Sheets.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(13)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs, and costs related to an unsolicited takeover attempt for the three and six months ended June 29, 2012 and July 1, 2011 were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales:
Network	$41,699	$43,391	$80,453	$85,935
Power	32,121	38,668	63,811	70,567
Wireless	26,563	12,699	50,254	26,295
Total net sales	$100,383	$94,758	$194,518	$182,797

Operating profit (loss) from continuing operations before severance, impairment and other associated costs, and costs related to unsolicited takeover attempt:
Network	$767	$1,278	$(106)	$1,687
Power	2,045	3,399	4,377	3,927
Wireless	(2,400)	(3,559)	(4,454)	(7,613)
Operating profit (loss) excluding severance, impairment and other associated costs, and costs related to unsolicited takeover attempt	412	1,118	(183)	(1,999)

Severance, impairment and other associated costs	515	3,867	2,052	10,623
Costs related to unsolicited takeover attempt	--	1,486	--	1,916
Operating loss	(103)	(4,235)	(2,235)	(14,538)

Interest expense, net	(3,752)	(1,158)	(6,345)	(2,451)
Other (expense) income, net	(1,148)	167	(69)	1,709

Loss from continuing operations before income taxes	$(5,003)	$(5,226)	$(8,649)	$(15,280)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on page 25.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end-users of our products.  Also, regulatory requirements can occasionally impact the design and functionality of our products.  We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to expand our capacity of advanced three dimensional antenna equipment which is used to produce our Wireless products.  We have also committed capital to automate certain manual manufacturing processes and to implement an enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service.  In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

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

Income Taxes.  We have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings.  We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  In 2010, we concluded that there was $8.5 million of earnings that would not be permanently reinvested, and provided a deferred tax liability for this amount.  This amount has not yet been repatriated. Thus, with the exception of earnings in the amount of $8.5 million as of June 29, 2012, our non-U.S. subsidiaries’ undistributed earnings are intended to be reinvested outside of the U.S. indefinitely.  Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, versus the amount of our income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions, the deductibility or non-deductibility of severance and impairment costs and other similar costs, as well as by changes in our valuation allowance against our net deferred tax assets.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Results of Operations

Three months ended June 29, 2012 compared to the three months ended July 1, 2011

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Three Months Ended
	June 29,	July 1,	Change	Change	Results as % of net sales
	2012	2011	$	%	2012	2011
Net sales	$100,383	$94,758	$5,625	5.9%	100.0%	100.0%
Cost of sales	81,179	72,385	8,794	12.1	80.9	76.4
Gross profit	19,204	22,373	(3,169)	(14.2)	19.1	23.6

Selling, general and administrative expenses	18,792	21,255	(2,463)	(11.6)	18.7	22.4
Severance, impairment and other associated costs	515	3,867	(3,352)	(86.7)	0.5	4.1
Costs related to unsolicited takeover attempt	--	1,486	(1,486)	(100.0)	--	1.6
Operating loss	(103)	(4,235)	4,132	97.6	(0.1)	(4.5)

Interest expense, net	(3,752)	(1,158)	(2,594)	(224.0)	(3.7)	(1.2)
Other (expense) income, net	(1,148)	167	(1,315)	(787.4)	(1.1)	0.2

Loss from continuing operations before income taxes	(5,003)	(5,226)	223	4.3	(4.9)	(5.5)

Income tax (expense) benefit	(1,491)	765	(2,256)	(294.9)	(1.5)	0.8

Net loss	$(6,494)	$(4,461)	$(2,033)	(45.6)%	(6.5)%	(4.7)%

Net sales.  Our consolidated net sales increased by 5.9% in the three months ended June 29, 2012 compared to the prior year period primarily as a result of higher sales in Wireless as sales to new customers continue to increase, partially offset by ongoing industry weaknesses which constrained demand for Network and Power products.

Net sales for our three segments for the three months ended June 29, 2012 and July 1, 2011 were as follows (in thousands):

	June 29, 2012	July 1, 2011
Network	$41,699	$43,391
Power	32,121	38,668
Wireless	26,563	12,699
Net sales	$100,383	$94,758

 Gross profit. Our consolidated gross margin was 19.1% for the three months ended June 29, 2012 as compared to 23.6% for the three months ended July 1, 2011.  The lower gross profit compared to the prior year reflects higher labor costs, lower pricing and volumes for Network and Power products, the unfavorable mix effect of the growth of lower-margin Wireless products, and ramp-up costs and inefficiencies associated with the growth in our Wireless business.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased 11.6% in the three months ended June 29, 2012 compared to the prior year quarter.  The decrease was primarily attributable to expense reduction actions and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended June 29, 2012 and July 1, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$6,287	$6,935
Percentage of sales	6.3%	7.3%

Our RD&E spending as a percentage of sales in the quarter ended June 29, 2012 decreased primarily due to reduction in force actions taken in the prior year, partially offset by higher legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics. During the three months ended June 29, 2012 and July 1, 2011, we incurred approximately $0.3 million and $0.1 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended June 29, 2012, we incurred approximately $0.5 million of costs, primarily related to severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China. During the three months ended July 1, 2011, we incurred $3.9 million of charges, which included $3.4 million of severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China; $2.5 million of severance and other costs related to the transition and reorganization of our corporate headquarters in North America initiated and completed in fiscal year 2011; and $0.2 million write-down of a manufacturing facility to its fair value.

Costs related to unsolicited takeover attempt.  During the three months ended July 1, 2011, we incurred $1.5 million of legal and professional fees and other costs related to an unsolicited takeover attempt and proxy contest.  The majority of these costs represent fees of our financial and legal advisors.  No similar costs related to this matter were incurred for the three months ended June 29, 2012.

Interest.   Net interest expense increased by $2.6 million primarily due to higher interest on our senior credit facility.  Under the March 2012 amendment, the interest rate increased to a variable rate plus 10.0%. Our interest expense also increased during the three months ended June 29, 2012 due to $0.3 million of additional fees incurred since the outstanding borrowings under the credit facility were not repaid as of June 28, 2012 and a $0.9 million increase in debt fee amortization, which includes approximately $0.5 million related to the warrants issued in connection with the amendment.

Other.  Net other (expense) income for the three months ended June 29, 2012 is primarily attributable to our foreign currency exchange activity related to changes in the varying currencies of our intercompany lending program.  During the three months ended June 29, 2012, we incurred $1.3 million in foreign currency losses as compared to a $0.1 million loss for the three months ended July 1, 2011.  The increase in foreign currency losses were primarily due to the effects of the overall strengthening of the U.S. dollar to euro and related losses as a result of remeasuring intercompany advances and loans into their respective functional currencies.

Income taxes.  The income tax (expense) benefit for the three months ended June 29, 2012 and July 1, 2011 was as follows (in thousands):

	June 29, 2012	July 1, 2011
Income tax (expense) benefit	$(1,491)	$765
Effective tax rate	(29.8)%	14.6%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which the Company operates.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate in the second quarter of 2012 versus the second quarter of 2011 was primarily due to the occurrence of losses in individual jurisdictions, which we are unable to use as a tax benefit.

Results of Operations

Six months ended June 29, 2012 compared to the six months ended July 1, 2011

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Six Months Ended
	June 29,	July 1,	Change	Change	Results as % of net sales
	2012	2011	$	%	2012	2011
Net sales	$194,518	$182,797	$11,721	6.4%	100.0%	100.0%
Cost of sales	156,916	142,000	14,916	10.5	80.7	77.7
Gross profit	37,602	40,797	(3,195)	(7.8)	19.3	22.3

Selling, general and administrative expenses	37,785	42,796	(5,011)	(11.7)	19.4	23.4
Severance, impairment and other associated costs	2,052	10,623	(8,571)	(80.7)	1.1	5.8
Costs related to unsolicited takeover attempt	--	1,916	(1,916)	(100.0)	--	1.0
Operating loss	(2,235)	(14,538)	12,303	84.6	(1.1)	(7.9)

Interest expense, net	(6,345)	(2,451)	(3,894)	(158.9)	(3.3)	(1.3)
Other (expense) income, net	(69)	1,709	(1,778)	(104.0)	--	0.9

Loss from continuing operations before income taxes	(8,649)	(15,280)	6,631	43.4	(4.4)	(8.3)

Income tax (expense) benefit	(2,148)	5,830	(7,978)	(136.8)	(1.1)	3.2

Net loss from continuing operations	(10,797)	(9,450)	(1,347)	(14.3)	(5.6)	(5.1)

Net earnings from discontinued operations	--	612	(612)	(100.0)%	--	0.3

Net loss	$(10,797)	$(8,838)	$(1,959)	(22.2)%	(5.6)%	(4.8)%

Net sales.  Our consolidated net sales increased by 6.4% in the six months ended June 29, 2012 as compared to the prior year period primarily as a result of higher sales in Wireless as sales to new customers continue to increase, partially offset by ongoing industry weaknesses which constrained demand for Network and Power products.

Net sales for our three segments for the six months ended June 29, 2012 and July 1, 2011 were as follows (in thousands):

	June 29, 2012	July 1, 2011
Network	$80,453	$85,935
Power	63,811	70,567
Wireless	50,254	26,295
Net sales	$194,518	$182,797

Gross profit. Our consolidated gross margin for the six months ended June 29, 2012 was 19.3% as compared to 22.3% for the six months ended July 1, 2011.  The lower gross profit compared to the prior year reflects higher labor costs, lower pricing and volumes for Network and Power products, the unfavorable mix effect of the growth of lower-margin Wireless products, and ramp up costs and inefficiencies associated with the growth in our Wireless business.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased 11.7% in the six months ended June 29, 2012 compared to the prior year period.  The decrease was primarily attributable to aggressive expense reduction actions and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the six months ended June 29, 2012 and July 1, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$12,275	$14,505
Percentage of sales	6.3%	7.9%

Our RD&E spending as a percentage of sales in the period ended June 29, 2012 decreased primarily due to reduction in force actions taken in the prior year, as well as lower legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the six months ended June 29, 2012 and July 1, 2011, we incurred approximately $0.4 million and $0.7 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the six months ended June 29, 2012, we incurred restructuring expenses of $2.1 million, of which $1.1 million included severance, lease termination and other costs associated with our ongoing initiative to reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities, $0.8 million of workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated in 2011.  During the six months ended July 1, 2011, we incurred $10.6 million of charges for a number of cost reduction actions approved by management. These charges include severance and related payments of $10.4 million and a $0.2 million write down of a manufacturing facility to its fair value.

Costs related to unsolicited takeover attempt.  During the six months ended July 1, 2011, we incurred $1.9 million of legal and professional fees and other costs related to an unsolicited takeover attempt and proxy contest.  The majority of these costs represent fees of our financial and legal advisors.  No similar costs related to this matter were incurred for the six months ended June 29, 2012.

Interest.   Net interest expense increased by $3.9 million primarily due to higher interest on our senior credit facility.  Under the March 2012 amendment, the interest rate increased to a variable rate plus 10.0%. Our interest expense also increased during the six months ended June 29, 2012 due to $0.3 million of additional fees incurred since the outstanding borrowings under the credit facility were not repaid as of June 28, 2012 and a $1.6 million increase in debt fee amortization, which includes approximately $0.7 million related to the warrants issued in connection with the amendment, as well as $0.3 million in write-offs of previously capitalized debt fees.

Other.  Net other income for the six months ended June 29, 2012 was primarily attributable to a $0.4 million gain recognized on the sale of equipment related to our encapsulated transformer product line, offset by the foreign currency losses related to changes in the varying currencies of our intercompany lending program of $0.7 million.  During the six months ended July 1, 2011, we incurred net foreign currency gains of approximately $0.4 million.  Also, included in net other income for the six months ended July 1, 2011 was a reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition.

Income taxes.  The income tax (expense) benefit for the six months ended June 29, 2012 and July 1, 2011 was as follows (in thousands):

	June 29, 2012	July 1, 2011
Income tax (expense) benefit	$(2,148)	$5,830
Effective tax rate	(24.8)%	38.2%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which the Company operates.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome such negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate in the first six months of 2012 versus the first six months of 2011 was primarily due to the occurrence of losses in individual jurisdictions, which we are unable to use as a tax benefit.

Discontinued operations. During the six months ended July 1, 2011, we recorded an adjustment of approximately $0.6 million, net of tax, for post closing working capital and financial indebtedness adjustments for the sale of our former electrical operations in Europe and Asia.

Liquidity and Capital Resources

Net cash used in operating activities was $6.3 million for the six months ended June 29, 2012 as compared to net cash used in operating activities of $2.0 million for the six months ended July 1, 2011.  The decline resulted from changes in our working capital accounts, primarily attributable to an increase in accounts receivable due to higher customer shipments at the end of the second quarter of 2012, partially offset by declines in inventory and accounts payable and accrued expenses attributable to timing of payments.  The decrease was also a result of higher operating losses, income tax payments, and severance payments relating to prior year cost reduction actions.

Capital expenditures were $6.3 million during the six months ended June 29, 2012 and $4.7 million for the six months ended July 1, 2011.  The increase of $1.6 million was due to a focus in the six months ended June 29, 2012 to expand new investment to programs which we believe are essential to our future growth, primarily related to our Wireless segment, as well as initiatives to drive higher levels of automation throughout our manufacturing operations, and to the implementation of our ERP system.

Net cash provided by investing activities during the six months ended June 29, 2012 included $4.9 million of cash deposits received in connection with the sale of two manufacturing plants, net of related transaction costs paid.  These transactions are subject to closing conditions and are expected to be finalized in the third quarter of 2012.

We have $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi annually in arrears on June 15 and December 15 of each year.  We paid approximately $1.7 million on June 15, 2012 and expect to pay a total of $3.5 million of interest on these notes in 2012.

On June 29, 2012, we had approximately $55.0 million of borrowings outstanding under our credit facility.  Our credit facility provides for borrowings not to exceed $55.0 million, including letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $3.0 million.  The maturity date of the facility is February 28, 2013.  Therefore, the $55.0 million of outstanding borrowings under the credit facility at June 29, 2012 has been classified as a current liability in our Condensed Consolidated Balance Sheets.

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

In connection with the amendment to the credit facility completed in March 2012, the Company issued to its existing bank group warrants to purchase approximately 2.6 million shares of common stock of the Company at an exercise price of $0.01 per share. The warrants vest over time if the Company does not repay the credit facility in full by certain dates. We did not repay the outstanding borrowings under the facility by the first warrant vesting date of June 28, 2012.  Consequently, warrants to purchase approximately 0.8 million shares of common stock became vested.  On September 28, 2012 and December 31, 2012, warrants to purchase approximately 0.4 million additional shares of common stock and 1.4 million additional shares of common stock, respectively, will vest unless the Company has repaid the outstanding borrowings under the credit facility by such dates.

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation takes into account the probability that the warrants will vest at June 28, 2012, September 28, 2012 and December 31, 2012.  These vesting probabilities are based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.  We paid total fees and expenses of approximately $1.3 million in connection with the amendment, which have been capitalized as debt issuance costs and are being amortized using the effective interest rate method through the maturity date of the debt.  In addition, we incurred approximately $0.3 million of additional fees on June 29, 2012 since we did not repay the outstanding borrowings under the credit facility as of that date.  We may incur additional fees calculated as 0.5% of outstanding borrowings on September 28, 2012 and December 31, 2012 if outstanding borrowings under the credit facility remain outstanding at those dates.

While we cannot provide assurance that we will have sufficient liquidity to repay our indebtedness, we are committed to a strategic plan to significantly delever our balance sheet and reduce our outstanding borrowings under our credit facility.  We remain engaged in negotiations for the sale of certain non-strategic assets and are exploring all financing and strategic alternatives available to us in the event that the potential asset sale proceeds are not sufficient to completely extinguish the outstanding borrowings under our credit facility.

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

During the six months ended June 29, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

Our retained earnings are free from legal or contractual restrictions as of June 29, 2012, with the exception of approximately $26.0 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.0 million includes approximately $2.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

We do not maintain any off-balance-sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

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

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 29, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in these controls or procedures that occurred during the six months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company.  You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	Conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
•	Competition and pricing pressure;
•	Market acceptance of new product introductions and product innovations and product life cycles;
•	Raw material availability, quality, and cost;
•	Reliance on third-party suppliers;
•	Our ability to attract and retain highly qualified personnel;
•	Risks associated with future divestitures and restructuring initiatives;
•	Global risks of business interruptions such as natural disasters and political, economic, and military instability;
•	Risks related to compliance with current and future environmental and other laws and regulations;
•	Our ability to protect our intellectual property rights; and
•	Complications with our current enterprise resource planning system (“ERP”) or a transition to an updated ERP system may disrupt operations and affect our operating results.

Any forward-looking statement speaks only as of the date on which that statement is made.  Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject.  These risks and uncertainties have the potential to affect Pulse’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  As of June 29, 2012, there have been no material changes to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 26.

Exhibit Index

10. 27*	Employment Letter Agreement dated July 30, 2012 for Drew A. Moyer (incorporated by reference to Exhibit 10.27.1 to our Form 8-K dated August 3, 2012).

10. 29*	Employment Letter Agreement dated July 30, 2012 for Alan H. Benjamin (incorporated by reference to Exhibit 10.29.1 to our Form 8-K dated August 3, 2012).

10. 32*	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012 and Exhibit 10.32.1 to our Form 8-K dated August 3, 2012).

10. 33*	Employment Letter Agreement dated April 6, 2012 for John Houston (incorporated by reference to Exhibit 10.33 to our Form 8-K dated April 12, 2012).

10. 34*	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

10. 35*	Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to our Form 8-K dated May 18, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Shareholders’ Deficit and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

August 7, 2012	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)