Form 10-Q
period 2012-09-28
PULSE ELECTRONICS CORP
filed 2012-11-07
CIK 96763

   UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2012, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 7, 2012: 42,460,311

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
In thousands

Assets	September 28, 2012	December 30, 2011

Current assets:
Cash and cash equivalents	$22,348	$17,606
Accounts receivable, net	55,746	59,507
Inventory, net	31,492	36,968
Prepaid expenses and other current assets	25,293	22,144
Total current assets	134,879	136,225

Long-term assets:
Property, plant and equipment	98,005	97,448
Less accumulated depreciation	67,803	68,843
Net property, plant and equipment	30,202	28,605
Deferred income taxes	5,041	8,549
Intangible assets, net	3,184	3,535
Other assets	3,195	4,151
	$176,501	$181,065

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$60,549	$52,802
Accrued expenses and other current liabilities	41,435	44,935
Current portion of long-term debt	54,950	--
Total current liabilities	156,934	97,737

Long-term liabilities:
Long-term debt	--	43,950
Convertible senior notes	50,000	50,000
Deferred income taxes	8,764	8,653
Other long-term liabilities	9,531	12,997

Shareholders’ deficit:
Pulse Electronics Corporation shareholders’ deficit:
Common stock and additional paid-in capital	222,457	218,795
Accumulated deficit	(299,961)	(280,498)
Accumulated other comprehensive income	21,581	21,977
Total Pulse Electronics Corporation shareholders’ deficit	(55,923)	(39,726)
Non-controlling interest	7,195	7,454
Total shareholders’ deficit	(48,728)	(32,272)
	$176,501	$181,065

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$88,233	$96,014	$282,751	$278,811
Cost of sales	71,281	73,913	228,198	215,913
Gross profit	16,952	22,101	54,553	62,898

Selling, general and administrative expenses	18,049	19,798	55,834	62,594
Severance, impairment and other associated costs	3,851	2,968	5,901	13,591
Debt restructuring and related costs	814	--	814	--
Cost related to unsolicited takeover attempt	--	--	--	1,916
Operating loss	(5,762)	(665)	(7,996)	(15,203)

Other (expense) income:
Interest expense, net	(3,754)	(1,917)	(10,099)	(4,368)
Other income (expense), net	948	(1,088)	877	621
Total other expense	(2,806)	(3,005)	(9,222)	(3,747)

Loss from continuing operations before income taxes	(8,568)	(3,670)	(17,218)	(18,950)

Income tax (expense) benefit	(356)	2,682	(2,504)	8,512

Net loss from continuing operations	(8,924)	(988)	(19,722)	(10,438)

Net (loss) earnings from discontinued operations	--	(270)	--	342

Net loss	(8,924)	(1,258)	(19,722)	(10,096)

Less: Net earnings (loss) attributable to non-controlling interest	35	(118)	(259)	(26)

Net loss attributable to Pulse Electronics Corporation	$(8,959)	$(1,140)	$(19,463)	$(10,070)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(8,959)	$(870)	$(19,463)	$(10,412)
Net (loss) earnings from discontinued operations	--	(270)	--	342
Net loss attributable to Pulse Electronics Corporation	$(8,959)	$(1,140)	$(19,463)	$(10,070)

Per share data:
Basic (loss) earnings per share:
Net loss from continuing operations	$(0.21)	$(0.02)	$(0.47)	$(0.25)
Net (loss) earnings from discontinued operations	--	(0.01)	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.21)	$(0.03)	$(0.47)	$(0.24)

Diluted (loss) earnings per share:
Net loss from continuing operations	$(0.21)	$(0.02)	$(0.47)	$(0.25)
Net (loss) earnings from discontinued operations	--	(0.01)	--	0.01
Net loss attributable to Pulse Electronics Corporation	$(0.21)	$(0.03)	$(0.47)	$(0.24)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Comprehensive loss:
Net loss	$(8,924)	$(1,258)	$(19,722)	$(10,096)
Other comprehensive income (loss):
Currency translation adjustment	(539)	721	(396)	1,554
Total comprehensive loss	(9,463)	(537)	(20,118)	(8,542)

Less: Comprehensive (loss) income attributable to non-controlling interests	35	(118)	(259)	(26)
Comprehensive loss attributable to Pulse Electronics Corporation	$(9,498)	$(419)	$(19,859)	$(8,516)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(19,722)	$(10,096)
Net earnings from discontinued operations	--	(342)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,923	7,770
Amortization and write-off of deferred loan costs	3,299	1,069
Stock incentive plan expense, net of cash payments	1,324	983
Changes in assets and liabilities, net of the effect of divestitures:
Accounts receivable	3,871	7,457
Inventory	5,272	(1,229)
Prepaid expenses and other current assets	(2,988)	(609)
Accounts payable and accrued expenses	(34)	(18,559)
Severance, impairment and other associated costs, net of cash payments	(1,368)	7,191
Other, net	(118)	850

Net cash used in operating activities	(4,541)	(5,515)

Cash flows from investing activities:
Cash received from dispositions, net	--	1,041
Deposits received from pending divestitures, net	6,532	--
Capital expenditures	(6,999)	(8,765)
Proceeds from sale of property, plant and equipment	591	695
Foreign currency impact on intercompany lending	(256)	752

Net cash used in investing activities	(132)	(6,277)

Cash flows from financing activities:
Credit facility borrowings	11,000	25,000
Principal payments on credit facility	--	(24,200)
Debt issuance costs	(1,584)	(1,007)
Purchases of shares in non-controlling interest	--	(4,134)
Dividends paid	--	(3,119)

Net cash provided by (used in) financing activities	9,416	(7,460)

Effect of exchange rate changes on cash	(1)	21

Cash flows of discontinued operations:
Net cash used in operating activities	--	(270)

Net decrease in cash and cash equivalents from discontinued operations	--	(270)

Net increase (decrease) in cash and cash equivalents	4,742	(19,501)
Cash and cash equivalents at beginning of period	17,606	35,905
Cash and cash equivalents at end of period	$22,348	$16,404

Supplemental cash flows disclosures of non-cash investing activity:
Net change in non-cash capital expenditures	255	--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
Nine Months Ended September 28, 2012
(Unaudited)
In thousands

	Common stock and paid-in capital		Accumulated	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	deficit	income	interest	deficit
Balance at December 30, 2011	41,980	$218,795	$(280,498)	$21,977	$7,454	$(32,272)
Stock options, awards, and related compensation	408	1,649	--	--	--	1,649
Warrants issued in connection with credit facility	--	2,013	--	--	--	2,013
Warrants exercised in connection with credit facility	72	--	--	--	--	--
Net loss	--	--	(19,463)	--	(259)	(19,722)
Currency translation adjustments	--	--	--	(396)	--	(396)
Balance at September 28, 2012	42,460	$222,457	$(299,961)	$21,581	$7,195	$(48,728)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(1)	General

Basis of presentation

The unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2011.  Results for the nine month period ended September 28, 2012 are not necessarily indicative of annual results.

Reclassifications

We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

Revision of prior period financial statements

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of 2012, we identified a prior period amount that requires a correction to be made to a deferred tax valuation allowance recorded in the fourth quarter of 2011.  The prior period amount that requires correction resulted in an overstatement of $5.5 million in income tax expense reported for the fourth quarter and full year of 2011 and the valuation allowance reported on our balance sheet at December 30, 2011 and for each period subsequent to then.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that correction of the prior period amount was not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if the prior period amount was recorded in the third quarter of 2012, the amount could be material in the year ended December 28, 2012 and could impact comparisons to prior periods. As such, the revisions to correct the prior period amount in the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on the Company’s consolidated statements of cash flows for any prior period.

The following table summarizes the effects of the correction on the revised unaudited Condensed Consolidated Balance Sheet (in thousands):

	As of December 30, 2011
	As previously reported	Adjustment	Reclassification	As revised
Prepaid expenses and other current assets	$19,842	$222	$2,080	$22,144
Total current assets	133,923	222	2,080	136,225
Deferred income taxes, non-current	3,223	5,326	--	8,549
Total assets	173,437	5,548	2,080	181,065
Accrued expenses and other current liabilities	42,855	--	2,080	44,935
Total current liabilities	95,657	--	2,080	97,737
Accumulated deficit	(286,046)	5,548	--	(280,498)
Total Pulse Electronics Corporation shareholders' deficit	(45,274)	5,548	--	(39,726)
Total shareholders' deficit	(37,820)	5,548	--	(32,272)
Total liabilities and shareholders' deficit	$173,437	$5,548	$2,080	$181,065

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

Recently adopted accounting pronouncements

Effective at the beginning of our fiscal year 2012, we retrospectively adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the presentation of comprehensive income.  These changes eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders' deficit and requires that all changes in shareholders' deficit be presented either in a single statement of comprehensive income or in two separate but consecutive statements.  The adoption of these changes affected our presentation of other comprehensive income in our Condensed Consolidated Financial Statements, but did not have any impact on our results of operations, financial position, or cash flows.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance, which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our Condensed Consolidated Financial Statements.

(2)	Assets held for sale

On February 22, 2012 and September 28, 2012, we entered into a series of definitive agreements with an acquirer for the sale of three of our manufacturing plants in China and equipment related to our encapsulated transformer product line.  We completed the sale of our encapsulated transformer assets in the first quarter of 2012 and recognized a gain of $0.4 million on the sale. The remaining assets included under these definitive agreements are pending the completion of certain closing conditions.  During the first quarter and third quarter of 2012, we received $5.1 million and $1.6 million from the acquirer, respectively, in cash deposits in connection with the pending asset sales under these definitive agreements.  As of September 28, 2012, these remaining assets have a net carrying value of $7.3 million, of which $6.0 million are classified as held for sale within other current assets and $1.3 million are included in inventory, net in the Condensed Consolidated Balance Sheets.  We expect to complete these sales in the fourth quarter of 2012.

During the fourth quarter of 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Condensed Consolidated Balance Sheets.  These assets are being actively marketed and remain classified as held for sale at September 28, 2012 and have a net carrying value of approximately $2.4 million.

(3)	Inventory

Inventory as of September 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	September 28, 2012	December 30, 2011
Finished goods	$16,505	$18,768
Work in process	4,528	5,650
Raw materials and supplies	10,459	12,550
	$31,492	$36,968

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	September 28, 2012	December 30, 2011
Accrued compensation	$8,881	$10,553
Income taxes payable	2,251	7,047
Accrued restructuring costs	1,611	4,157
Deposit on pending divestitures (Note 2)	6,700	--
Other accrued expenses	21,992	23,178
	$41,435	$44,935

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(5)	Intangible assets, net

The net carrying amounts of intangible assets as of September 28, 2012 and December 30, 2011 are as follows (in thousands):

	September 28, 2012	December 30, 2011
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(2,716)	(2,365)
Technology	(2,000)	(2,000)
Total	(4,716)	(4,365)

Net intangible assets subject to amortization	584	935

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$3,184	$3,535

As of September 28, 2012, the weighted average useful life of intangible assets with finite lives was approximately 1.25 years.  Amortization expense for intangible assets was $0.4 million and $1.1 million for the nine months ended September 28, 2012 and September 30, 2011, respectively.

(6)	Income taxes

The income tax benefit for the nine months ended September 28, 2012 and September 30, 2011 was as follows (in thousands):

	September 28, 2012	September 30, 2011
Income tax (expense) benefit	$(2,504)	$8,512
Effective tax rate	(14.5)%	44.9%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expect to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate in the first nine months of 2012 versus the first nine months of 2011 was primarily due to the occurrence of losses in individual jurisdictions, which we are unable to realize as a tax benefit.  Additional reserves, relating to a foreign audit, were recorded in the amount of $0.5 million during the third quarter of 2012.  Also, there was a net release of tax reserves of approximately $9.1 million during the first nine months of 2012, the majority of which is due to the settlement of an audit in Hong Kong and the expiration of statutes.  This reserve activity impacted the effective rate by $0.4 million.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of September 28, 2012, we have approximately $0.3 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties increased by approximately $0.1 million during the nine months ended September 28, 2012.

At September 28, 2012, we had approximately $8.2 million of unrecognized tax benefits, which represents a reduction of $9.1 million for the year ended December 30, 2011.  The reduction of $9.1 million was primarily due to settlement of an audit in Hong Kong and expiration of a statute during the nine months ended September 28, 2012. The reduction is not expected to have an impact on the tax rate due to valuation allowances in the related jurisdictions.

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

Our net periodic benefit income was less than $0.1 million and approximately $0.5 million for the nine months ended September 28, 2012 and September 30, 2011, respectively.  In the nine months ended September 28, 2012, we contributed less than $0.1 million to our defined benefit plans.

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

A trial date has been scheduled for November 7, 2012.  The plaintiff has previously produced expert reports asserting infringement and liability in the amount of $34.3 million for sales through July 2010, plus requests for trebling and attorneys fees.  However, these reports do not take into account the Court’s September 2011 ruling, which excluded foreign sales from direct infringement and therefore may reduce our potential exposure to significantly less than the amount claimed by the plaintiff.

In light of the Court’s summary judgment order and its ruling that we are not liable with respect to direct infringement for products sold outside North America, we recorded a charge of approximately $0.2 million as selling, general and administrative expense during the year ended December 30, 2011. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings.  However, management is currently unable to determine whether any additional loss will occur or to estimate the range of such loss. During the nine months ended September 28, 2012 and September 30, 2011, we incurred approximately $0.6 million and $0.8 million of legal expenses, respectively, related to this matter.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

The amendment was accounted for as a modification to the existing credit facility.  We have $55.0 million of outstanding borrowings under the credit facility at September 28, 2012, which have been classified as a current liability in our Condensed Consolidated Balance Sheets.

In connection with the amendment to the credit facility completed in March 2012, we issued to the existing bank group warrants to purchase approximately 2.6 million shares of common stock of our Company at an exercise price of $0.01 per share. The warrants vest over time if we have not repaid the credit facility in full by certain dates. We did not repay the outstanding borrowings under the facility by the first and second warrant vesting dates of June 28, 2012 and September 28, 2012, respectively.  Consequently, warrants to purchase approximately 1.2 million shares of common stock became vested.  On December 31, 2012, warrants to purchase approximately 1.4 million additional shares of common stock will vest unless the Company has repaid the outstanding borrowings under the credit facility by such date.

If the repayment occurs as of December 31, 2012 then 1.4 million of the warrants will revert to us and be canceled.  If the outstanding borrowings are not repaid by December 31, 2012, none of the warrants will revert to us.  The warrants are exercisable on a cashless basis from the vesting date through March 9, 2015.  During the three months ended September 28, 2012, 0.1 million warrants were exercised.

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation also took into account the probability that warrants will vest and become exercisable at June 28, 2012, September 28, 2012, and December 31, 2012.  These vesting probabilities were based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.

We incurred additional debt issuance costs in connection with the March 2012 amendment of $1.3 million.  These costs have been capitalized and are being amortized using the effective interest method through the maturity date of the debt.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.  We incurred additional fees of 0.5% of outstanding borrowings on June 28, 2012 and September 28, 2012, or $0.6 million, and may incur additional fees on December 31, 2012, if outstanding borrowings under the credit facility remain outstanding at this date.

As noted in Note 14, Subsequent Events, the Company entered into an agreement to amend the credit facility, including a change to the maturity date.  As of September 28, 2012, there were no changes to the existing credit facility described above.

(10)	Per share amounts

Net (loss) earnings per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net loss from continuing operations	$(8,924)	$(988)	$(19,722)	$(10,438)
Net (loss) earnings from discontinued operations	--	(270)	--	342
Less: Net (loss) earnings attributable to non-controlling interest	35	(118)	(259)	(26)
Net loss attributable to Pulse Electronics Corporation	$(8,959)	$(1,140)	$(19,463)	$(10,070)

Basic (loss) earnings per share:
Shares	42,430	41,252	41,827	41,211
Continuing operations	$(0.21)	$(0.02)	$(0.47)	$(0.25)
Discontinued operations	--	(0.01)	--	0.01
Per share amount	$(0.21)	$(0.03)	$(0.47)	$(0.24)

Diluted (loss) earnings per share:
Shares	42,430	41,252	41,827	41,211
Continuing operations	$(0.21)	$(0.02)	$(0.47)	$(0.25)
Discontinued operations	--	(0.01)	--	0.01
Per share amount	$(0.21)	$(0.03)	$(0.47)	$(0.24)

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

As we had net losses in the three and nine months ended September 28, 2012 and September 30, 2011, we did not include any common stock equivalents related to stock options and restricted shares in our calculation of diluted loss per share.  There were approximately 1.2 million and 1.0 million stock options outstanding as of September 28, 2012 and September 30, 2011, respectively, and unvested restricted shares outstanding of approximately 0.8 million and 0.4 million as of September 28, 2012 and September 30, 2011, respectively.  We also did not include any common stock equivalents related to the 1.4 million of unvested warrants to purchase our common stock for $0.01 per share in our basic or diluted loss per share since these warrants are unvested as of September 28, 2012.  In addition, for the three and nine months ended September 28, 2012 and September 30, 2011, the effect of the convertible notes was antidilutive and excluded from our diluted loss per share calculation.

(11)	Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs during the nine months ended September 28, 2012 were as follows (in thousands):

Balance accrued at December 30, 2011	$4,157
Net expense	5,901
Cash payments	(7,269)
Non-cash charges	(1,178)

Balance accrued at September 28, 2012	$1,611

During the first nine months of 2012, the total charges of $5.9 million included $3.7 million for severance, lease termination and other costs associated with our restructuring program initiated in the fourth quarter of 2010 to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities.  Additionally, $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.

During the first nine months of 2011, the total charges of $13.6 million included $12.6 million of severance and related costs, $0.8 million of write-downs of fixed assets no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value.  Of the $12.6 million of severance costs, approximately $3.1 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated during the first quarter of 2011 and completed in 2011.

As of September 28, 2012, we had $1.6 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

(12)	Fair Value Measurements

During the nine months ended September 28, 2012, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The majority of our financial instruments and financial assets approximate fair value, as presented on our Condensed Consolidated Balance Sheets. As of September 28, 2012, the estimated fair value of the outstanding borrowings under our senior revolving credit facility was approximately $50 million and the estimated fair value of our convertible senior notes was approximately $36.5 million, as determined through use of Level 2 fair value inputs as defined in the fair value hierarchy of ASC Topic 820, Fair Value Measurements and Disclosures.  These liabilities are not measured at their fair value in our Condensed Consolidated Balance Sheets for any period presented.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

During the nine months ended September 28, 2012, we did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value on a recurring basis.  Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Condensed Consolidated Balance Sheets.

(13)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs, and costs related to an unsolicited takeover attempt for the three and nine months ended September 28, 2012 and September 30, 2011, as applicable, were as follows (in thousands):

	Three months ended		Nine Months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales:
Network	$39,902	$43,832	$120,355	$129,767
Power	28,932	36,580	92,743	107,147
Wireless	19,399	15,602	69,653	41,897
Total net sales	$88,233	$96,014	$282,751	$278,811

Operating profit (loss) from continuing operations before severance, impairment and other associated costs, debt restructuring and related costs, and costs related to unsolicited takeover attempt:
Network	$2,487	$1,090	$2,381	$2,777
Power	678	4,012	5,056	7,939
Wireless	(4,262)	(2,799)	(8,718)	(10,412)
Operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs, and costs related to unsolicited takeover attempt	(1,097)	2,303	(1,281)	304

Severance, impairment and other associated costs	3,851	2,968	5,901	13,591
Debt restructuring and related costs	814	--	814	--
Costs related to unsolicited takeover attempt	--	--	--	1,916
Operating loss	(5,762)	(665)	(7,996)	(15,203)

Interest expense, net	(3,754)	(1,917)	(10,099)	(4,368)
Other (expense) income, net	948	(1,088)	877	621

Loss from continuing operations before income taxes	$(8,568)	$(3,670)	$(17,218)	$(18,950)

(14)	Subsequent Events

Oaktree Capital Management, L.P.

On November 7, 2012, the Company entered into definitive agreements with Oaktree Capital Management, L.P. ("Oaktree"), pursuant to which Oaktree will invest approximately $102.7 million in the Company. The transaction will occur in two phases; the initial phase of the transaction will consist of the following: (a) a $75.0 million senior secured Term Loan A with funds to be used for retirement of $55.0 million of outstanding debt under the Company’s existing credit facility and $20.0 million to be used for working capital and general business purposes; and (b) a $27.7 million secured Term Loan B issued and exchanged for $27.7 million of the Company’s outstanding 7.0% convertible senior notes due December 2014 held by Oaktree.  The Company will issue to Oaktree an amount of shares of common stock at closing, which along with any other common stock Oaktree already owns, will represent approximately 49.0% of the outstanding common stock of the Company. The Company will issue to Oaktree shares of a new class of non-voting preferred stock as described below.

The interest rate on the $75.0 million secured Term Loan A will be 12% per annum, and the interest rate on the $27.7 million Term Loan B will be 10% per annum.  Interest on each of the secured term loans is payable-in-kind for the first three years of the loans.  Both term loans mature five years after closing of the term loan credit facility agreement and are secured by a perfected first lien on the collateral that currently secures the Company’s outstanding credit facility and available unencumbered assets.  The loans are non-amortizing and prepayable without penalty. While the Term Loan B is not junior in priority to the Term Loan A, the Term Loan B may not be repaid until the Term Loan A has been repaid in full.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

As part of the initial phase, Oaktree will be issued shares of a new class of non-voting preferred stock as soon as the Company’s shareholders approve an amendment to our articles of incorporation to allow for issuance of such non-voting preferred stock.  If the Company’s shareholders do not approve the amendment, Oaktree will be entitled to exercise a warrant to purchase 19.9% of the common stock of the Company’s wholly-owned Delaware subsidiary, Technitrol Delaware, Inc.  If the non-voting preferred is issued to Oaktree, the subsidiary warrant will be terminated.  The Company intends to seek shareholder approval for the necessary amendment at a special shareholder meeting.  Should all of the convertible senior notes be retired, the new preferred stock will automatically convert into additional shares of common stock such that Oaktree would hold 64.38% of the equity of Pulse (on a fully diluted basis immediately following closing, without giving effect to shares of common stock and warrants it owned prior to this transaction).

The Company expects the second phase to occur during 2013.  In this phase, the Company will offer each holder of its outstanding convertible senior notes, other than Oaktree, the option to exchange its convertible senior notes at up to 80.0% of their par amount, as well as shares of Pulse common stock.  If the holders of 90.0% of the convertible senior notes, including those exchanged by Oaktree in the first phase, exchange their convertible senior notes under this optional exchange, then the $27.7 million portion of Oaktree’s Term Loan B will be reduced by 20.0%.

The issuance of new shares of Pulse common stock in these transactions would normally require approval of the Company’s shareholders according to the shareholder approval policy of the New York Stock Exchange (“NYSE”). The audit committee of the Company’s board of directors determined that the delay necessary to obtain shareholder approval prior to securing the term loan would seriously jeopardize the financial viability of the Company.  Because of that determination, the audit committee pursued an exception provided in the NYSE’s shareholder approval policy and expressly applied to the NYSE to waive, the shareholder approval that would otherwise have been required under that policy.  The NYSE has accepted the Company’s application of the exception.  In reliance on the exception, the Company and Oaktree expect to consummate the first phase of the recapitalization on or around November 19, 2012, which is at least 10 days after the Company mails to all of its shareholders a letter to all shareholders notifying them of its intention to issue the shares of its common stock without seeking their approval, in accordance with NYSE rules.

Completion of these transactions is urgent due to liquidity constraints the Company currently faces.  This difficult liquidity situation resulted from high levels of debt and its impending maturity in February 2013, unsustainable levels of cash interest expense to service the debt, and reduced operating cash flow due to a decrease in demand for the Company’s products resulting from the unfavorable economic and industry environment.  At current rates of cash use, the Company estimates that it would be unable to meet its current obligations prior to the end of 2012.  The Company expects that the Oaktree transactions will substantially resolve its liquidity constraints and enable it to continue its pursuit of growth.

During the fourth quarter of 2012, we expect to incur costs in connection with these transactions, including approximately $1.6 million in contractual fees to be paid to our advisors.

The description of the terms of the recapitalization transactions contained in this Form 10-Q is a summary.  The recapitalization plan is subject to numerous conditions, including certain customary conditions typical for transactions of this nature. No assurances can be made that these closing conditions will be satisfied or that any transaction will be consummated.  The Company expects to file the full agreements as exhibits to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission.

NYSE Delisting Notice

By letters dated September 27, 2012 and October 9, 2012 (collectively, the “Deficiency Notices”), we received notification from the New York Stock Exchange (the “NYSE” or the “Exchange”) that the Company was not in compliance with certain continued listing standards of the Exchange, particularly:

•
Rule 802.01B(I) of the Exchange’s Listed Company Manual (the “Company Manual”) because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, total stockholders' equity was less than $50 million; and

•
Rule 802.01C of the Company Manual because the average closing price per share of the common stock, par value $0.125 per share, of the Company (the “Common Stock”) was less than $1.00 over a consecutive 30 trading-day period.

In response to the Deficiency Notice dated October 9, 2012, the Company has notified the NYSE that it intends to cure the deficiency and regain compliance related to the minimum average closing price per share within six months of its receipt of the Deficiency Notice. Compliance can be achieved by having a closing price of at least $1.00 per share on the last trading day of any calendar month during the six-month cure period and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Notwithstanding the foregoing, if the Company determines to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse stock split, the NYSE will continue to list the common stock pending shareholder approval by no later than its next annual meeting, and the implementation of such action promptly thereafter. The deficiency would be cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

The Deficiency Notice dated September 27, 2012 stated that in order to maintain its listing, the Company must submit a plan by November 11, 2012 addressing how it intends to regain compliance with Rule 802.01B of the Company Manual by March 27, 2014.  The Company notified the NYSE that it will seek to cure the deficiency within the prescribed timeframe and intends to submit its plan to the NYSE by November 11, 2012.

If the common stock ultimately were to be delisted for any reason, it could (1) reduce the liquidity and market price of the common stock; (2) negatively impact the ability of the Company to conduct equity financings and access the public capital markets; and (3) materially adversely impact the Company’s results of operations and financial condition.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report on page 27.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

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

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 30, 2011 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

•	Inventory valuation;
•	Divestiture accounting;
•	Intangible assets;
•	Income taxes;
•	Defined benefit plans;
•	Contingency accruals; and
•	Severance, impairment and other associated costs.

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

Overview

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  We operate our business in three segments:

•	our Network product group, which we refer to as Network;
•	our Power product group, which we refer to as Power; and
•	our Wireless product group, which we refer to as Wireless.

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

We believe our focus on technology and other strategic investments, both internal and external, provides us opportunities for future growth in net sales and operating profit in all our segments.  However, unfavorable economic and market conditions, as well as customer preferences, may result in a reduction in demand for our products, thus negatively impacting our financial performance.  Also, we may divest portions of our business, close certain locations, or complete other cost reduction programs to enable our management to focus on our core businesses and to improve our overall long-term financial performance.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end-users of our products.  Also, regulatory requirements can occasionally impact the design and functionality of our products.  We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to expand our capacity of advanced three-dimensional antenna equipment, which is used to produce our Wireless products.  We have also committed capital to automate certain manual manufacturing processes and to implement an enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service.  In the future, similar investments in property, plant and equipment or research, development and engineering may be funded through internally generated cash flows or through other external resources.

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

Income Taxes.  We have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings.  We expect to reinvest this cash and earnings outside of the United States, because we anticipate that a significant portion of our opportunities for future growth will be abroad.  In addition, we expect to use a significant portion of the cash to service debt outside the United States.  In 2010, we concluded that there was $8.5 million of earnings that would not be permanently reinvested, and provided a deferred tax liability for this amount.  This amount has not yet been repatriated. Thus, with the exception of earnings in the amount of $8.5 million as of September 28, 2012, our non-U.S. subsidiaries’ undistributed earnings are intended to be reinvested outside of the U.S. indefinitely.  Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, versus the amount of our income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another. Additionally, our effective income tax rate will be impacted from period to period by significant transactions, the deductibility or non-deductibility of severance and impairment costs and other similar costs, as well as by changes in our valuation allowance against our net deferred tax assets.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Results of Operations

Three months ended September 28, 2012 compared to the three months ended September 30, 2011

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Three Months Ended
	September 28,	September 30,	Change	Change	Results as % of net sales
	2012	2011	$	%	2012	2011
Net sales	$88,233	$96,014	$(7,781)	(8.1)%	100.0%	100.0%
Cost of sales	71,281	73,913	(2,632)	(3.6)	(80.8)	(77.0)
Gross profit	16,952	22,101	(5,149)	(23.3)	19.2	23.0

Selling, general and administrative expenses	18,049	19,798	(1,749)	(8.8)	(20.5)	(20.6)
Severance, impairment and other associated costs	3,851	2,968	883	29.8	(4.4)	(3.1)
Debt restructuring and related costs	814	--	814	100.0	(0.9)	--
Operating loss	(5,762)	(665)	(5,097)	766.4	(6.5)	(0.7)

Interest expense, net	(3,754)	(1,917)	(1,837)	95.8	(4.3)	(2.0)
Other (expense) income, net	948	(1,088)	2,036	(187.1)	1.1	(1.1)

Loss from continuing operations before income taxes	(8,568)	(3,670)	(4,898)	133.5	(9.7)	(3.8)

Income tax (expense) benefit	(356)	2,682	(3,038)	(113.3)	(0.4)	2.8

Net loss from continuing operations	(8,924)	(988)	(7,936)	803.2	(10.1)	(1.0)

Net loss from discontinued operations	--	(270)	(270)	100.0	--	(0.3)

Net loss	$(8,924)	$(1,258)	$(7,666)	609.4%	(10.1)%	(1.3)%

Net sales.  Our consolidated net sales decreased by 8.1% in the three months ended September 28, 2012 compared to the prior year period primarily due to ongoing industry weaknesses which constrained demand for Network and Power products,   partially offset by higher sales in Wireless as sales to new customers continue to increase.

Net sales for our three segments for the three months ended September 28, 2012 and September 30, 2011 were as follows (in thousands):

	September 28, 2012	September 30, 2011
Network	$39,902	$43,832
Power	28,932	36,580
Wireless	19,399	15,602
Net sales	$88,233	$96,014

Gross profit.  Our consolidated gross margin was 19.2% for the three months ended September 28, 2012 as compared to 23.0% for the three months ended September 30, 2011.  The lower gross profit margin compared to the prior year reflects ramp up costs for new programs and inefficiencies associated with the growth in Wireless, and higher labor costs, lower pricing, and volumes for Network and Power products. In particular, incremental production expenses associated with our Wireless operations in Korea contributed to $0.8 million lower gross margin during the three months ended September 28, 2012.  As of September 28, 2012, we have shut down our manufacturing operations in Korea and transferred production to other manufacturing facilities.  Therefore, we do not anticipate such incremental costs in future periods.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased 8.8% in the three months ended September 28, 2012 compared to the prior year quarter. The decrease in spending was due to aggressive expense reduction actions, a $1.0 million favorable impact of reaching an agreement on intellectual property licensing, and sustained scrutiny over all discretionary spending. The decrease was partially offset by a $0.4 million of additional expense to increase our pension liability based on an actuarially determined estimate of our pension expense for 2012, compared to income of $0.5 million in the prior year quarter.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended September 28, 2012 and September 30, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$6,127	$6,021
Percentage of sales	6.9%	6.3%

Our RD&E spending as a percentage of sales in the quarter ended September 28, 2012 is consistent with the quarter ended September 28, 2011.  RD&E spending includes legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the three months ended September 28, 2012 and September 30, 2011, we incurred approximately $0.2 million and $0.1 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended September 28, 2012, we incurred approximately $3.9 million of costs, primarily related to severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China and $0.7 million for write-downs of fixed assets that are no longer in use. During the three months ended September 30, 2011, we incurred a charge of $2.2 million for a number of cost reduction actions approved by management and $0.8 million for write-downs of fixed assets that are no longer in use.

Debt restructuring and related costs.  During the three months ended September 28, 2012, we incurred $0.8 million of costs related to financing and strategic alternatives we are pursuing to increase liquidity and repay the borrowings under our credit facility by its maturity date in February 2013. The majority of these costs represent fees of our financial and legal advisors, as well as commitment fees on a new credit facility that may not be consummated.  No similar costs related to this matter were incurred for the three months ended September 30, 2011.

Interest.   Net interest expense increased by $1.8 million primarily due to higher interest on our senior credit facility.  Under the March 2012 amendment, the interest rate increased to a variable rate of LIBOR plus 10.0%. Our interest expense also increased during the three months ended September 28, 2012 due to $0.3 million of fees incurred because the outstanding borrowings under the credit facility were not repaid as of September 28, 2012 and a $0.8 million increase in debt fee amortization, which includes approximately $0.5 million related to the warrants issued in connection with the amendment.

Other.  Net other (expense) income for the three months ended September 28, 2012 is primarily attributable to our foreign currency exchange activity related to changes in the varying currencies of our intercompany lending program.  During the three months ended September 28, 2012, we incurred $0.9 million in foreign currency gains as compared to a $1.6 million loss for the three months ended September 30, 2011, primarily due to the effects of the overall strengthening of the euro to the U.S. dollar and related remeasurement of intercompany advances and loans into their respective functional currencies.

Income taxes.  The income tax (expense) benefit for the three months ended September 28, 2012 and September 30, 2011 was as follows (in thousands):

	September 28, 2012	September 30, 2011
Income tax (expense) benefit	$(356)	$2,682
Effective tax rate	(4.2)%	73.1%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the third quarter of 2012 versus the third quarter of 2011 was primarily due to losses in individual jurisdictions, which cannot provide a benefit against taxable income in the same jurisdiction. Additionally, there were changes in estimates related to permanent items in non-U.S. jurisdictions identified as a result of the filing of some of the Company’s non-U.S. tax returns.

Nine months ended September 28, 2012 compared to the nine months ended September 30, 2011

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Nine Months Ended
	September 28,	September 30,	Change	Change	Results as % of net sales
	2012	2011	$	%	2012	2011
Net sales	$282,751	$278,811	$3,940	1.4%	100.0%	100.0%
Cost of sales	228,198	215,913	12,285	5.7	(80.7)	(77.4)
Gross profit	54,553	62,898	(8,345)	(13.3)	19.3	22.6

Selling, general and administrative expenses	55,834	62,594	(6,760)	(10.8)	(19.7)	(22.5)
Severance, impairment and other associated costs	5,901	13,591	(7,690)	(56.6)	(2.1)	(4.9)
Debt restructuring and related costs	814	--	814	100.0	(0.3)	--
Cost related to unsolicited takeover attempt	--	1,916	(1,916)	(100.0)	--	(0.7)
Operating loss	(7,996)	(15,203)	7,207	(47.4)	(2.8)	(5.5)

Interest expense, net	(10,099)	(4,368)	(5,731)	131.2	(3.6)	(1.6)
Other income, net	877	621	256	41.2	0.3	0.2

Loss from continuing operations before income taxes	(17,218)	(18,950)	1,732	(9.1)	(6.1)	(6.8)

Income tax (expense) benefit	(2,504)	8,512	(11,016)	(129.4)	(0.9)	3.1

Net loss from continuing operations	(19,722)	(10,438)	(9,284)	88.9	(7.0)	(3.7)

Net earnings from discontinued operations	--	342	(342)	(100.0)	--	0.1

Net loss	$(19,722)	$(10,096)	$(9,626)	95.3%	(7.0)%	(3.6)%

Net sales.  Our consolidated net sales increased by 1.4% in the nine months ended September 28, 2012 as compared to the prior year period primarily as a result of higher sales in Wireless as sales to new customers continue to increase, partially offset by ongoing industry weaknesses, which constrained demand for Network and Power products.

Net sales for our three segments for the nine months ended September 28, 2012 and September 30, 2011 were as follows (in thousands):

	September 28, 2012	September 30, 2011
Network	$120,355	$129,767
Power	92,743	107,147
Wireless	69,653	41,897
Net sales	$282,751	$278,811

Gross profit. Our consolidated gross margin for the nine months ended September 28, 2012 was 19.3% as compared to 22.6% for the nine months ended September 30, 2011.  The lower gross profit compared to the prior year reflects higher labor costs, lower pricing and volumes for Network and Power products, the unfavorable mix effect of the growth of lower-margin Wireless products, and ramp up costs and inefficiencies associated with the growth in our Wireless business. In particular, incremental production expenses associated with our Wireless operations in Korea contributed to $1.5 million lower gross margin during the nine months ended September 28, 2012.  As of September 28, 2012, we have shut down our manufacturing operations in Korea and transferred production to other manufacturing facilities.  Therefore, we do not anticipate such incremental costs in future periods.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased 10.8% in the nine months ended September 28, 2012 compared to the prior year period.  The decrease in spending was due to aggressive expense reduction actions, a $1.0 million favorable impact of reaching an agreement on intellectual property licensing, and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the nine months ended September 28, 2012 and September 30, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$18,402	$20,525
Percentage of sales	6.5%	7.4%

Our RD&E spending as a percentage of sales in the period ended September 28, 2012 decreased primarily due to reduction in force actions taken in the prior year, as well as lower legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the nine months ended September 28, 2012 and September 30, 2011, we incurred approximately $0.6 million and $0.8 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the first nine months of 2012, the $5.9 million of charges included $3.7 million for severance, lease termination and other costs associated with our restructuring program initiated in the fourth quarter of 2010 to reduce and reorganize the capacity of our manufacturing plants in China as we shifted manufacturing to lower cost facilities.  Additionally, there was a total of $5.0 million of charges, including; $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance, and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011. During the nine months ended September 30, 2011, we incurred $12.8 million of charges for a number of cost reduction actions approved by management and $0.8 million of write-downs of fixed assets that are no longer in use. The amount of $12.8 million in charges related to cost reduction actions includes severance and related payments of $12.6 million and a $0.2 million write-down of a manufacturing facility to its fair value.

Debt restructuring and related costs.  During the nine months ended September 28, 2012, we incurred $0.8 million of costs related to financing and strategic alternatives we are pursuing to increase liquidity and repay the borrowings under our credit facility by its maturity date in February 2013. The majority of these costs represent fees of our financial and legal advisors, as well as commitment fees on a new credit facility that may not be consummated.  No similar costs related to this matter were incurred for the nine months ended September 30, 2011.

Costs related to unsolicited takeover attempt.  During the nine months ended September 30, 2011, we incurred $1.9 million of legal and professional fees and other costs related to an unsolicited takeover attempt and proxy contest.  The majority of these costs represent fees of our financial and legal advisors.  No similar costs related to this matter were incurred for the nine months ended September 28, 2012.

Interest.   Net interest expense increased by $5.7 million primarily due to higher interest on our senior credit facility. Under the March 2012 amendment, the interest rate increased to a variable rate of LIBOR plus 10.0%. Our interest expense also increased during the nine months ended September 28, 2012 due to $0.6 million of additional fees incurred since the outstanding borrowings under the credit facility were not repaid as of September 28, 2012 and $2.2 million in increased expense for debt fee amortization, which includes approximately $1.2 million related to the warrants issued in connection with the amendment.

Other.  Net other income for the nine months ended September 28, 2012 was primarily attributable to a $0.4 million gain recognized on the sale of equipment related to our encapsulated transformer product line, as well as the foreign currency gains related to changes in the varying currencies of our intercompany lending program of $0.2 million.  During the nine months ended September 30, 2011, we incurred net foreign currency loss of approximately $1.2 million.  Also, included in net other income for the nine months ended September 30, 2011 was a reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition.

Income taxes.  The income tax (expense) benefit for the nine months ended September 28, 2012 and September 30, 2011 was as follows (in thousands):

	September 28, 2012	September 30, 2011
Income tax (expense) benefit	$(2,504)	$8,512
Effective tax rate	(14.5)%	44.9%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets.  We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive periods, to overcome such negative evidence that currently exists.  The change in the effective tax rate in the first nine months of 2012 versus the first nine months of 2011 was primarily due to losses in individual jurisdictions which we are unable to realize as a tax benefit.

Discontinued operations. During the nine months ended September 30, 2011, we recorded an adjustment of approximately $0.6 million, net of tax, for post-closing working capital and financial indebtedness adjustments for the sale of our former electrical contact operations in Europe and Asia.

Liquidity and Capital Resources

Net cash used in operating activities was $4.5 million for the nine months ended September 28, 2012 as compared to $5.5 million for the nine months ended September 30, 2011.  The negative operating cash flows were primarily attributable to operating losses, as well as cash outlays for severance costs related to cost-reduction efforts, prior period tax audit settlements and higher debt service costs from the amended credit facility and other items.

Capital expenditures were $7.0 million during the nine months ended September 28, 2012 and $8.8 million for the nine months ended September 30, 2011.  We make capital expenditures to invest in new programs, which we believe are essential to our future growth, primarily related to our Wireless segment, as well as initiatives to drive higher levels of automation throughout our manufacturing operations, and to the implementation of our ERP system.

Net cash provided by investing activities during the nine months ended September 28, 2012 included $6.5 million of cash deposits received in connection with the sale of three manufacturing plants, net of related transaction costs paid.  These transactions are subject to closing conditions and are expected to be finalized in the fourth quarter of 2012.

We have $50.0 million in convertible senior notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semiannually in arrears on June 15 and December 15 of each year.  We paid approximately $1.7 million on June 15, 2012 and expect to pay additional interest on these notes in December 2012.

On September 28, 2012, we had approximately $55.0 million of borrowings outstanding under our credit facility.  Our credit facility provides for borrowings not to exceed $55.0 million, including letters of credit in an aggregate amount not to exceed the U.S. dollar equivalent of $3.0 million.  The maturity date of the facility is February 28, 2013.  Therefore, the $55.0 million of outstanding borrowings under the credit facility at September 28, 2012 has been classified as a current liability in our Condensed Consolidated Balance Sheets.

Our credit facility was amended on March 9, 2012 and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings to a combination of the variable base rate plus a credit margin spread of 10.0% on LIBOR, reduced our permitted capital expenditures and reduced the available cash we are required to maintain to $1.0 million.  In addition, under the amended facility, net proceeds that we receive from any dispositions of assets or equity interests in our subsidiaries, issuance of equity and incurrence of additional indebtedness (as permitted) must be used to repay our outstanding borrowings under the credit facility.  Outstanding borrowings that are repaid or prepaid may not be reborrowed.  The amendment also eliminated the requirement that we comply with the following financial covenants for the remainder of the facility term: (i) total debt (excluding our convertible senior notes) as compared to our rolling four-quarter EBITDA; (ii) fixed charges as compared to our rolling four-quarter EBITDA; and (iii) a minimum rolling six-month EBITDA.

In connection with the amendment to the credit facility completed in March 2012, the Company issued to its existing bank group warrants to purchase approximately 2.6 million shares of common stock of the Company at an exercise price of $0.01 per share. The warrants vest over time if the Company does not repay the credit facility in full by certain dates. We did not repay the outstanding borrowings under the facility by the first and second warrant vesting dates of June 28, 2012 and September 28, 2012, respectively.  Consequently, warrants to purchase approximately 1.2 million shares of common stock became vested.  On December 31, 2012, warrants to purchase approximately 1.4 million additional shares of common stock will vest unless the Company has repaid the outstanding borrowings under the credit facility by such date.

We recorded the fair value of the warrants of $2.0 million as debt issuance costs, which have been capitalized and are being amortized using the effective interest method.  The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation took into account the probability that the warrants will vest at June 28, 2012, September 28, 2012 and December 31, 2012.  These vesting probabilities were based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.  We paid total fees and expenses of approximately $1.3 million in connection with the amendment, which have been capitalized as debt issuance costs and are being amortized using the effective interest rate method through the maturity date of the debt.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.  We incurred additional fees of 0.5% of outstanding borrowings on June 28, 2012 and September 28, 2012, or $0.6 million, and may incur additional fees on December 31, 2012, if outstanding borrowings under the credit facility remain outstanding at this date.

Transaction with Oaktree Capital Management, L.P.

On November 7, 2012, we entered into definitive agreements with Oaktree Capital Management, L.P. ("Oaktree"), pursuant to which Oaktree will invest approximately $102.7 million in the Company. The transaction will occur in two phases; the initial phase of the transaction will consist of the following: (a) a $75.0 million senior secured Term Loan A with funds to be used for retirement of $55.0 million of outstanding debt under the Company’s existing credit facility and $20.0 million to be used for working capital and general business purposes; and (b) a $27.7 million secured Term Loan B issued and exchanged for $27.7 million of the Company’s outstanding 7.0% convertible senior notes due December 2014 held by Oaktree.  We will issue to Oaktree an amount of shares of common stock at closing, which along with any other common stock Oaktree already owns, will represent approximately 49.0% of the outstanding common stock of the Company. We will issue to Oaktree shares of a new class of non-voting preferred stock as described below.

The interest rate on the $75.0 million secured Term Loan A will be 12.0% per annum, and the interest rate on the $27.7 million Term Loan B will be 10.0% per annum.  Interest on each of the secured term loans is payable-in-kind for the first three years of the loans.  Both term loans mature five years after closing of the term loan credit facility agreement and are secured by a perfected first lien on the collateral that currently secures the Company’s outstanding credit facility and available unencumbered assets.  The loans are non-amortizing and prepayable without penalty. While the Term Loan B is not junior in priority to the Term Loan A, the Term Loan B may not be repaid until the Term Loan A has been repaid in full.

As part of the initial phase, Oaktree will be issued shares of a new class of non-voting preferred stock as soon as the Company’s shareholders approve an amendment to our articles of incorporation to allow for issuance of such non-voting preferred stock.  If the Company’s shareholders do not approve the amendment, Oaktree will be entitled to exercise a warrant to purchase 19.9% of the common stock of the Company’s wholly-owned Delaware subsidiary, Technitrol Delaware, Inc.  If the non-voting preferred is issued to Oaktree, the subsidiary warrant will be terminated.  We intend to seek shareholder approval for the necessary amendment at a special shareholder meeting.  Should all of the convertible senior notes be retired, the new preferred stock will automatically convert into additional shares of common stock such that Oaktree would hold 64.38% of the equity of Pulse (on a fully diluted basis immediately following closing, and without giving effect to shares of common stock and warrants it owned prior to this transaction).

We expect the second phase to occur during 2013.  In this phase, we will offer each holder of its outstanding convertible senior notes, other than Oaktree, the option to exchange its convertible senior notes at up to 80.0% of their par amount, as well as and shares of Pulse common stock.  If the holders of 90.0% of the convertible senior notes, including those exchanged by Oaktree in the first phase, exchange their convertible senior notes under this optional exchange, then the $27.7 million portion of Oaktree’s Term Loan B will be reduced by 20.0%.

The issuance of new shares of Pulse common stock in these transactions would normally require approval of the Company’s shareholders according to the shareholder approval policy of the New York Stock Exchange (“NYSE”). The audit committee of the Company’s board of directors determined that the delay necessary to obtain shareholder approval prior to securing the term loan would seriously jeopardize the financial viability of the Company.  Because of that determination, the audit committee pursued an exception provided in the NYSE’s shareholder approval policy and expressly applied to the NYSE to waive, the shareholder approval that would otherwise have been required under that policy.  The NYSE has accepted the Company’s application of the exception.  In reliance on the exception, the Company and Oaktree expect to consummate the first phase of the recapitalization on or around November 19, 2012, which is at least 10 days after the Company mails to all of its shareholders a letter to all shareholders notifying them of its intention to issue the shares of its common stock without seeking their approval, in accordance with NYSE rules.

Completion of these transactions is urgent due to liquidity constraints the Company currently faces.  This difficult liquidity situation resulted from high levels of debt and its impending maturity in February 2013, unsustainable levels of cash interest expense to service the debt, and reduced operating cash flow due to a decrease in demand for our products resulting from the unfavorable economic and industry environment.  At current rates of cash use, we estimate that it would be unable to meet its current obligations prior to the end of 2012.  We expect that the Oaktree transactions will substantially resolve its liquidity constraints and enable it to continue its pursuit of growth.

During the fourth quarter of 2012, we expect to incur costs in connection with these transactions, including approximately $1.6 million in contractual fees to be paid to our advisors.

The description of the terms of the recapitalization transactions contained in this Form 10-Q is a summary.  The recapitalization plan is subject to numerous conditions, including certain customary conditions typical for transactions of this nature. No assurances can be made that these closing conditions will be satisfied or that any transaction will be consummated.  The Company expects to file the full agreements as exhibits to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission.

NYSE Delisting Notice

On September 27, 2012, the NYSE notified the Company it had fallen below the Exchange’s continued listing standard for average market capitalization and stockholders’ equity. Rule 802.01B of the NYSE Listed Company Manual requires companies whose total stockholders’ equity is less than $50.0 million to maintain an average global market capitalization over a consecutive 30-day trading period of not less than $50.0 million.  Under applicable NYSE rules, the Company has 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive actions the Company has taken, or proposes to take, that would bring it into compliance with the market capitalization listing standards within 18 months of receipt of the letter. The Company intends to submit such a plan and has notified the NYSE that it will seek to cure the deficiency within the prescribed timeframe. If the Exchange accepts the plan, the shares of common stock will continue to be listed on the NYSE during the 18 month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan.  If the plan is not submitted on a timely basis, is not accepted or is accepted but the Company does not make progress consistent with the plan during the plan period, the Exchange could initiate delisting proceedings. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

On October 10, 2012, we received a written notification from the New York Stock Exchange (the “NYSE” or the “Exchange”), notifying us that we fail to comply with NYSE Listed Company Manual Rule 802.01C (the “Rule”) because our common stock traded below the minimum average closing share price of $1.00 during the last 30 consecutive business days. The notification has no immediate effect on the listing of our common stock. Under the applicable rules of the NYSE, the Company must notify the NYSE within 10 business days of receipt of the non-compliance notice that it intends to cure the deficiency. The Company has notified the NYSE within this time period that it intends to cure the deficiency. The Company has six months from its receipt of the non-compliance notice to cure the deficiency and regain compliance. Compliance can be achieved by having a closing price of at least $1.00 per share on the last trading day of any calendar month during the six-month cure period and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Notwithstanding the foregoing, if the Company determines to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse stock split, the NYSE will continue to list the common stock pending shareholder approval by no later than its next annual meeting, and the implementation of such action promptly thereafter. The deficiency would be cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

Certain Other Matters Relating to Liquidity

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 8, Commitments and contingencies, on page 11 of this Form 10-Q for a discussion of certain legal proceedings.

Our domestic defined benefit retirement plan is subject to the pursuit of an alleged claim by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination, which may require us to accelerate our funding of up to approximately $6.3 million to this defined plan but would not be expected to directly result in any additional expenses to the Company.  In February 2012, legislation was introduced that may limit the applicability of ERISA Section 4062(e) to substantial, permanent cessations of operations and not to transactions like the sale of Electrical to a third party in which operations are moved to another facility at a different location.  We are continuing discussions with the PBGC on this matter. We do not anticipate making any material cash payments to our domestic defined benefit retirement plan in 2012.

The Company’s majority-owned subsidiary in Taiwan declared a dividend of approximately $7.0 million, payable in November 2012.  Distributions to minority shareholders, withholding and other taxes will reduce the net proceeds of the dividend to the Company to approximately $4.8 million.  Cash of this subsidiary is included in the Company’s Condensed Consolidated Balance Sheet.

During the nine months ended September 28, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

Our retained earnings are free from legal or contractual restrictions as of September 28, 2012, with the exception of approximately $26.0 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.0 million includes approximately $2.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 28, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b)    Changes in Internal Control

The Company has an ongoing initiative to implement a new enterprise resource planning system (“ERP”). The ERP system will be implemented in stages through fiscal 2012 and 2013. Management has implemented the necessary procedures and controls to maintain effective internal control over financial reporting as the implementation continues.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Refer to Note 8, Commitments and contingencies, on page 10 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1a	Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the statement regarding forward-looking statements on page 17 in this Quarterly Report on Form 10-Q.

The market price of our securities has been and may continue to be volatile.

The market price of our common stock has declined 79% since January 1, 2012.  We believe that the following factors, among others, may have had and may continue to have a significant negative impact on the market price of our common stock:

•	the Notice of Non-Compliance with Listing Standards we received from the New York Stock Exchange that we previously announced;
•	the amount and timing of our debt obligations;
•	developments regarding our ability to raise additional capital;
•	economic and other external factors;
•	our financial condition; and
•	period-to-period fluctuations in our financial results

Further issuances of our common stock will be dilutive.

The market price of our common stock could decline due to the issuance or sale of a large number of shares in the market, including the issuance of shares underlying our convertible notes and warrants or shares issued in connection with the Oaktree investment described in Note 14, Subsequent Events. The perception that some of these issuances will occur may also cause our stock price to decline. These issuances could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. In connection with the Oaktree investment and related transactions, Oaktree is expected to receive approximately 36.7 million shares of newly issued common stock, as well as other securities of the Company, and  we may issue up to an additional 142.5 million shares of common stock to satisfy obligations to our lenders and note holders.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because, as a company with total stockholders’ equity of less than $50.0 million, we failed to maintain an average market capitalization over a consecutive 30-day trading period of least $50.0 million. On October 10, 2012, the NYSE notified us that we failed to meet an additional listing standard because the average closing share price of our common stock was below the NYSE’s minimum standard of $1.00 per share during a consecutive 30 trading-day period.

While the NYSE will allow us a six-month period to re-attain the minimum average closing share price of $1.00 and an 18-month period to attain the minimum level of average market capitalization, in order to be eligible to cure the market capitalization deficiency, the NYSE must first accept a plan of remediation that we intend to submit by November 11, 2012. Assuming that the NYSE accepts our plan, we still face the risk that the average market capitalization and average closing share price may not rise to a level necessary to satisfy the NYSE requirements.

To maintain our listing on the NYSE, we must again meet the NYSE continued listing standards for share price and minimum market capitalization and other continued listing criteria. If our common stock were to be delisted, it likely would reduce the liquidity and market price of our common stock and negatively impact our ability to raise equity financing and access the public capital markets, which, in turn, could materially adversely impact our results of operations and financial condition. We can provide no assurance that we will again be able to meet the quantitative continued listing standards for shares of our common stock.

Item 6	Exhibits

(a) Exhibits

The Exhibit Index is on page 29.

Exhibit Index

10. 27*	Employment Letter Agreement dated July 30, 2012 for Drew A. Moyer (incorporated by reference to Exhibit 10.27.1 to our Form 8-K dated August 3, 2012).

10. 29*	Employment Letter Agreement dated July 30, 2012 for Alan H. Benjamin (incorporated by reference to Exhibit 10.29.1 to our Form 8-K dated August 3, 2012).

10. 32*	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012 and Exhibit 10.32.1 to our Form 8-K dated August 3, 2012).

10. 33*	Employment Letter Agreement dated April 6, 2012 for John Houston (incorporated by reference to Exhibit 10.33 to our Form 8-K dated April 12, 2012).

10. 34*	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

10. 35*	Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to our Form 8-K dated May 18, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Shareholders’ Deficit, and the (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

November 7, 2012	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)