Form 10-K
period 2012-12-28
PULSE ELECTRONICS CORP
filed 2013-03-13
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2012

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2012 is $81,770,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Title of each class	Number of shares outstanding March 13, 2013
Common stock par value $0.125 per share	79,473,375

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the registrant’s 2013 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

Cautionary Note Regarding Forward-Looking Statements

Our disclosures and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21A of the Securities Exchange Act of 1934.  Forward-looking statements reflect our current expectations of future events or future financial performance.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other similar terms.  These forward-looking statements are based on our current plans and expectations. We intend that all forward-looking statements be subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

General

We were incorporated in Pennsylvania on April 10, 1947 and are headquartered in San Diego, California.  Our mailing address is 12220 World Trade Drive, San Diego, CA 92128-3797, and our telephone number is 858-674-8100.  Our website is www.pulseelectronics.com. Information contained on our website shall not be deemed to be incorporated into this Annual Report. Our ticker symbol on the New York Stock Exchange is “PULS.”

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

Network’s components are characterized by labor intensive manufacturing processes that can be highly customized.  Generally, our Network products have relatively short life cycles due to process and cost improvements, which allow us to utilize our design, engineering and production expertise to meet our customers’ evolving needs.  The markets Network serves have been, and are expected to be, characterized by ongoing product design and manufacturing innovation.

Network generated $158.1 million, or 42.4% of our revenues, for the year ended December 28, 2012 and $169.8 million, or 46.0% of our revenues, for the year ended December 30, 2011.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Power generated $120.2 million, or 32.2 % of our revenues, for the year ended December 28, 2012 and $135.2 million, or 36.6% of our revenues, for the year ended December 30, 2011.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Wireless

Wireless manufactures products that primarily capture or transmit wireless communication signals.  Specifically, our Wireless segment produces antennas, antenna modules and antenna mounting components that capture and transmit communication signals in handsets, other terminal and portable devices, automobiles and wireless-to-wireline access points.

Our Wireless products are sold in a very dynamic market, which causes the life of an average Wireless product to be very short.  Wireless utilizes our expertise in the design, engineering and production of antennas and antenna modules to evolve with our customer needs.   We believe that the industries Wireless serves have been, and will continue to be, characterized by ongoing product design and manufacturing innovation.  However, the manufacturing of our Wireless products tends to be more automated than Network and many Power products, requiring capital investment and changes in our production process for future innovation.

Wireless generated $94.9 million, or 25.4% of our revenues, for the year ended December 28, 2012 and $64.3 million, or 17.4% of our revenues, for the year ended December 30, 2011.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

Products

The following table contains a list of some of the key products of our segments:

Primary Products	Function	Application

Network
Discrete filter or choke	Separate high and low frequency signals, share incoming and outgoing signals to match industry templates	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines or DSL
Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic equipment	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles
Inductor/chip inductor	Regulate and control electrical energy in a communication circuit	AC/DC & DC/DC power supplies Mobile phones and portable devices
Balun	Connect lines that are balanced to lines that are unbalanced	Cable television and other networks carrying high frequency signals
Transformer	Transfer electrical energy from one circuit to another and provide an impedance match between circuits	Electronic devices that are connected by a wire including PCs, laptops, game boxes, network switches, telephone equipment and DSL routers.
Splitter and diplexer	Split communication signals for further processing	Wide Area and telephone networks and cable television systems

Power
Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies or, generally, anything that plugs in for power
Signal transformer	Limit distortion of signals as they pass from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems
Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines
Other automotive coils	Provide power for a variety of automotive electronic functions. Create or control mechanical movement.	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control
Inductor/chip inductor	Regulate and control electrical energy under conditions of varying loads	Point of load conversion for power on various electronic devices, including servers, switches, computers, game boxes and telephone network equipment
Current and voltage sensors	Sense the presence of, amount of or phase of current or voltage	Inverters, smart meters, charging stations, electric grid control, flight power generation, motor control and industrial control

Wireless
Internal handset antenna and handset antenna modules	Capture and transmit communication signals in mobile handsets, personal digital assistants and notebook computers	Cell phones, other terminal and information devices
Mobile and portable antennas	Capture and transmit non-cellular wireless signals, including blue tooth, GPS, WiFi, RFID, VHF/UHF and DECT	Global positioning systems, automotive antennas, wireless handsets, femtocells, routers, switches, smart meters, mesh networks and machine-to-machine communication
Mounts and cables	Mount an antenna onto mobile or stationary location	Police cars, fire trucks, delivery vehicles, lamp posts, rail cars and other automobiles

Sales, Customers and Distribution

Each of our segments sell products predominantly through our worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel.  During the sales process, there is close interaction between our engineers and those in our customers’ organizations.  This interaction extends throughout a product’s life cycle, engendering strong customer relationships.  Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 28, 2012, we had approximately 53 salespeople in 8 sales offices worldwide.

We sell our products and services to original equipment manufacturers, original design manufacturers and electronic contract equipment manufacturers, which design, build and market end-user products.  We refer to these companies as OEMs, ODMs and CEMs, respectively.  ODMs typically contract with OEMs to design products, whereas CEMs contract with OEMs to manufacture products.  Many OEMs use CEMs primarily or exclusively to build their products.  Independent distributors sell components and materials to both OEMs and CEMs.  While OEMs are often our design partners, most sales are to CEMs, as OEMs have generally outsourced procurement and manufacturing responsibilities to CEMs.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with all outlets, including OEMs, ODMs, CEMs and other independent distributors.  We provide support for our multinational customer base with local customer service and design centers in North America, Europe and Asia.

For the year ended December 28, 2012, no single customer accounted for more than 10% of our consolidated net sales.  However, one customer in our Network segment, when aggregated with their CEM suppliers, represents more than 10% of our business. Sales to our 10 largest customers accounted for 50.1% of net sales for the year ended December 28, 2012, 47.5% of net sales for the year ended December 30, 2011 and 54.1% of net sales for the year ended December 31, 2010.

A large percentage of our net sales are made outside of the United States.  For the years ended December 28, 2012, December 30, 2011 and December 31, 2010, 87.6%, 86.4%, and 84.2% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed custom manufacturing processes intended to maximize production efficiency without sacrificing the quality of our products.  Specifically, Network’s manufacturing of magnetic components, connectors, chokes and filters is labor intensive and can be highly variable.  Our model enables flexibility of production to contain costs during slower periods, which reflects the often unpredictable nature of market demand for our product lines. As the cost of labor increases, we are making investments in automation for this product line. However, our model may also prevent us from increasing production capacity over periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas, automotive and military/aerospace products of our Wireless and Power segments is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.

Generally, once our engineers design products to meet the end users’ needs and a contract is awarded by, or orders are received from, the customer we begin to mass produce the products.  To a much lesser extent, we also service customers that design their own components and outsource production of these components to us.  In such case, we build the components to the customer’s design.  We also maintain a portfolio of catalog parts which our customers can easily design into their own products.

We cannot accurately estimate or forecast the overall utilization of our production capacity at a given time.  In each facility, maximum capacity and utilization periodically vary depending on our manufacturing strategies, the product being manufactured, current market conditions, customer demand and other non-specific variables.

Research, Development and Engineering

Our research, development and engineering efforts are focused on the design and development of innovative products in collaboration with our customers or their ODM partners. We work closely with OEMs and ODMs to identify their design and engineering requirements.  We have design centers throughout the world in proximity to customers to enable better understanding of our end products and readily satisfy our customers’ design and engineering needs.  Our product lifecycle management system tracks the level of design activity per customer.  This enables us to manage and improve our engineers’ processes for designing products, which has created an overall disciplined and orderly design methodology.  We typically own the customized designs used to make our products.

Research, development and engineering expenditures were $24.9 million for the year ended December 28, 2012, $26.7 million for the year ended December 30, 2011 and $29.7 million for the year ended December 31, 2010.  In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers.  However, this revenue is not material to our Consolidated Financial Statements.

Competition

We do not believe that any one company competes with the breadth of our product lines on a global basis.  However, each of our segments has strong competition within individual product lines, both domestically and internationally.  In addition, several OEMs internally, or through CEMs, manufacture certain of our product offerings. We pursue opportunities to demonstrate to OEMs that our economies of scale, purchasing power and core competencies in manufacturing enable us to produce these products more efficiently.  Increasingly, we compete against manufacturers located in low cost of labor countries, many of which sometimes aggressively seek market share at the detriment of profits.

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

Employees

As of December 28, 2012, we had approximately 12,000 full-time employees compared to 14,000 at December 30, 2011.  We utilize temporary staff to supplement our labor capacity, and we have excluded temporary staff from our full-time employment figures.   Approximately 230 full-time employees were located in the United States.  None of our employees were covered by collective-bargaining agreements during the year ended December 28, 2012.  Also, we did not experience any major work stoppages during 2012, and we consider relationships with our employees to be in good standing.

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

Backlog

Our backlog of unfilled orders at December 28, 2012 and December 30, 2011 was approximately $36.1 million and $40.7 million, respectively.   Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be canceled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will typically be filled within six months.  We do not believe that our backlog is an accurate indicator of near-term business activity because of variability in lead times, capacity, and demand uncertainty on the part of our customers, and, also, the increased use of vendor managed inventory and similar consignment type arrangements, tend to limit the significance of our backlog.

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

You should carefully consider the following risks and any of the other information set forth in this Annual Report on Form 10-K and in the documents incorporated herein by reference, before deciding to invest in shares of our common stock. The risks described below are not the only ones that we face. Additional risks that are not presently known to us or that we currently deem immaterial may also impair our business operations. The following risks, among others, could cause our actual results, performance, achievements or industry results to differ materially from those expressed in our forward-looking statements contained herein and presented elsewhere by management from time to time. If any of the following risks actually occurs, our business prospects, financial condition or results of operations could be materially harmed and the market price of our common stock would likely decline due to the occurrence of any of these risks.

Cyclical changes in the markets we serve could result in a significant decrease in demand for our products, which may reduce our profitability and/or our cash flow.

Our components are used in various products sold in the electronics market.  Generally, these markets are cyclical based on the end consumers’ demand, so interest in our components also reflects the overall demand for products in the electronics market.  A contraction in the electronics market would result in a decrease in sales of our products, as our customers:

●	may cancel existing orders;
●	may introduce fewer new products;
●	may discontinue current product lines; and
●	may decrease their inventory levels.

A decrease in demand for our products could have a significant adverse effect on our operating results, profitability and cash flows, which may adversely affect our liquidity, our ability to retire debt or our ability to comply with debt covenants.   Accordingly, we may experience volatility in our revenues, profits and cash flows.

Our debt levels could adversely affect our financial position, our liquidity and the perception of our financial condition in the financial markets.

We have a significant amount of indebtedness. As of December 28, 2012, we had aggregate long-term indebtedness, excluding debt discounts, of approximately $125.8 million.

Subject to the limits contained in the credit agreement governing our senior credit facility and our outstanding 7.0% senior convertible notes due December 15, 2014  (the “senior convertible notes”), we may choose to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
●
requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
●	increasing our costs of borrowing.

The terms of our debt restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs. Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants in the fourth quarter of 2012 and for each quarter in 2013 in a forbearance and commitment letter dated March 11, 2013.  Oaktree agreed to forbearance with respect to the secured leverage ratio, the total net debt leverage ratio, and minimum liquidity restrictions.

Although we anticipate meeting our covenants in the future, our ability to remain in compliance with the covenants may be adversely affected by future events potentially beyond our control.  Violating any of these covenants could result in being declared in default, which may result in our lenders electing to declare our outstanding borrowings immediately due and payable and terminate all commitments to extend further credit.  If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient liquidity to repay our credit facilities or other indebtedness.  In addition, certain domestic and international subsidiaries have pledged the shares of certain subsidiaries, as well as accounts receivable, inventory, machinery and equipment, intellectual property and other assets as collateral.  If we default on our obligations, our lenders may take possession of the collateral and may license, sell or otherwise dispose of those related assets in order to satisfy our obligations. Refer to Note 6, Debt, to our Consolidated Financial Statements for additional discussion of our debt covenants.

Our primary lender and investor, Oaktree Capital Management, may have interests that diverge from our interests and the interests of other security holders.

Oaktree Capital Management L.P. (“Oaktree”) and affiliates is our primary creditor and beneficially own a significant equity position in the Company. Oaktree may have interests that diverge from our interests and the interests of other security holders. In addition, so long as Oaktree maintains ownership at specified thresholds, it has the right to nominate up to three members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted by contract from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders that would have a material adverse effect on our Company. Oaktree’s ownership and control may also have the effect of delaying or preventing a change of control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Oaktree’s ownership and control may also limit our ability to issue stock, incur further debt, or dispose of any material assets of the Company or its subsidiaries.

Reduced prices for our products may adversely affect our profit margins if we are unable to reduce our cost structure.

The average selling prices for our products tend to decrease over their life cycle.  In addition, foreign currency movements and the desire to retain market share increase the pressure on our customers to seek lower prices from their suppliers.  As a result, our customers are likely to continue to demand lower prices from us.  To maintain our margins and remain profitable, we must continue to meet our customers’ design needs while concurrently reducing costs through efficient raw material procurement, process and product improvements and reducing our operating expense levels.  Our profit margins and cash flows may suffer if we are unable to reduce our overall cost structure relative to decreases in sales prices.

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

We operate in an industry characterized by rapid change caused by the frequent emergence of new technologies and standards.  Generally, we expect life cycles for products in the electronic components industry to be relatively short. This requires us to anticipate and respond rapidly to changes in industry standards and customer needs, and, also, to develop and introduce new and enhanced products on a timely and cost-effective basis.  Our engineering and development teams place a priority on working closely with our customers to design innovative products and to improve our manufacturing processes.  Improving performance and reducing costs for our customers requires the continual development of new products and/or improvement to the components of existing products.  Our inability to react quickly and efficiently to changes in technology, standards or customer needs may decrease our sales or margins.

If our inventory becomes obsolete, then our future performance and operating results will be adversely affected.

The life cycles of our products depend heavily upon the life cycles of the end products for which our products are designed.  End products with short life cycles require us to closely manage our production and inventory levels, as adverse changes in end market demand may make our products obsolete.  Specifically, during market slowdowns, this may result in significant charges for inventory write-offs.  Our future operating results may be adversely affected by material levels of inventory reserves for obsolete or excess inventory.

Our decisions to strategically divest current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

We have completed numerous acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses. We may also divest operations to focus on our core businesses.  We may fail to derive significant benefits from such transactions.  Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss.

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

We may identify and possibly consummate acquisitions in the future to penetrate or expand important markets and to grow our business.  We may not be able to identify suitable acquisition candidates at reasonable prices.  Even if we identify promising acquisition candidates, the timing, price, structure and success of future acquisitions are uncertain.  An inability to consummate or integrate attractive acquisitions may reduce our growth rate and our ability to penetrate new markets.

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

We will lose business and our revenues may decrease if one or more of these major customers:

●	does not submit additional purchase orders;
●	does not enter into new agreements with us;
●	elects to reduce or delay their purchase orders; or
●	elects to terminate their relationship with us.

If we do not effectively manage our business when facing fluctuations in the size of our organization, then our business may be disrupted.

We have changed our capacity as a result of declines in global demand and through divestitures.  We may significantly reduce or expand our workforce and facilities in response to rapid changes in demand for our products due to prevailing global market conditions.  These rapid fluctuations place strains on our resources and systems.  If we do not effectively manage our resources and systems, our business may be adversely affected.

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

Our operating results may be adversely affected by new regulations relating to the sourcing of certain raw materials.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012 (the Dodd-Frank Act), contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC recently established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from those countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in our manufacturing processes. As a result, we may not be able to obtain products at competitive prices and there may be additional costs associated with complying with the SEC’s new due diligence procedures and disclosure requirements. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Competition may result in reduced demand for our products and reduce our sales.

We operate in a highly competitive worldwide industry, with relatively low barriers to competitive entry. We frequently encounter strong competition within individual product lines from various competitors throughout the world, some of which are larger than us and have significantly greater financial resources and technological capabilities.  We compete principally on the basis of:

●	engineering expertise;
●	product quality and reliability;
●	global design and manufacturing capabilities;
●	breadth of product line;
●	price;
●	customer service; and
●	delivery time.

Our inability to successfully compete on any or all of the above or other factors may result in reduced sales.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

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

We manufacture and assemble most of our products in locations outside the United States, primarily in the People’s Republic of China (“PRC” or China), and a majority of our revenues are derived from sales to customers outside the United States.  Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in international locations and markets.

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

The majority of our manufacturing occurs in the PRC.  Although the PRC has a large and growing economy, its political, legal and labor developments entail uncertainties and risks.  For example, the availability of labor is highly seasonal and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC. At certain times in the past we have encountered difficulties in attracting and retaining the level of labor required to meet our customers’ demands.  Also, wages and benefits have been increasing rapidly over the last several years in China.  While China has been receptive to foreign investment, its investment policies may not continue indefinitely into the future and future policy changes may adversely affect our ability to conduct our operations in these countries or the costs of such operations.

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

Liquidity requirements could necessitate movements of existing cash balances, which may be subject to restrictions or may cause unfavorable tax and earnings consequences.

A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar.  While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  For example, these adverse consequences would occur if the transfer of cash into the United States is taxed with no available foreign tax credit to offset the U.S. tax liability, resulting in lower net earnings.  Also, we may be prohibited or significantly delayed when transferring cash from a country such as the PRC, as there are foreign exchange ceilings imposed by local governments and often lengthy approval processes, which foreign governments require for international cash transfers.  We have not experienced any significant liquidity restrictions in any of the countries in which we operate and we do not presently foresee any.

At December 28, 2012, a majority owned foreign subsidiary and its subsidiaries held approximately $11.6 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  During fiscal 2012, this majority owned subsidiary declared a dividend of approximately $7.0 million, which was paid in November 2012.  Distributions to minority shareholders, withholding and other taxes reduced the net proceeds of the dividend to the Company to approximately $4.8 million.

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

We maintain extensive manufacturing operations in the PRC and elsewhere, similar to many of our customers and suppliers.  A sustained interruption of our manufacturing operations or those of our customers or suppliers, resulting from complications caused by a public health epidemic or a natural disaster could have a material adverse effect on our business and our results of operations.

The unavailability of insurance against certain business and product liability risks may adversely affect our future operating results.

As part of our comprehensive risk management program, we purchase insurance coverage against certain business and product liability risks.  However, not all risks are insurable and those that are insured may differ in the amount covered due to the type of risk, end market and customer location.  If any of our insurance carriers discontinues an insurance policy, significantly reduces available coverage or increases our deductibles and we cannot find another insurance carrier to provide comparable coverage at similar costs or we are not fully insured for a particular risk in a particular place, then we may be subject to increased costs of uninsured or under-insured losses, which may adversely affect our operating results.

Also, our components, modules and other products are used in a broad array of representative end products.  If our insurance program does not adequately cover liabilities arising from the direct use of our products or liabilities that arise from use of our customers’ products, we may be subject to increased costs of uninsured losses, which may adversely affect our operating results.

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

We may not be successful in protecting our intellectual property through patent laws, other regulations or by contract.  As a result, other companies may be able to develop and market similar products, which could materially and adversely affect our market share.  Also, we may be sued by third parties for alleged infringement of their proprietary rights, which may result in defense costs, royalty obligations or the overall loss of the right to use technology important to our business.

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

We believe that the following factors, among others, may have had and may continue to have a significant negative impact on the market price and volatility of our common stock:

●	the notice of non-compliance with listing standards we received from the New York Stock Exchange that we previously announced;
●	the amount, terms, and timing of our debt obligations;
●	developments regarding our ability to raise additional capital;
●	soft market demand conditions in certain primary markets;
●	economic and other external factors;
●	actual or anticipated period-to-period fluctuations in our financial results;
●	variations in our operating performance and the performance of our competitors;
●	publication of research reports by securities analysts about us or our competitors or our industry;
●	strategic decisions by us or our competitors, such as acquisitions, divestures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	the passage of legislation or other regulatory developments affecting us or our industry;
●	speculation in the press or investment community;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest; and
●	natural disasters and other calamities.

Disruptions or volatility in global financial markets could limit our sources of liquidity, or the liquidity of our customers, dealers and suppliers.

Global economic conditions may cause volatility and disruptions in the capital and credit markets. Since the global economic downturn in 2008, liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers has been restricted. Changes in global economic conditions, including material cost increases and decreases in economic activity in the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations. Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, the global demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, customers may experience increased difficulty in generating funds from operations. Further, following capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

Further issuances of our common stock will be dilutive.

The market price of our common stock could decline due to the issuance or sale of a large number of shares in the market, including the issuance of shares underlying our convertible notes, warrants to purchase common stock issued in March 2012, and Series A preferred stock, and shares issuable in connection with the Investment Agreement with Oaktree dated November 7, 2012 ("Investment Agreement").  Under the Investment Agreement, Oaktree received approximately 36.7 million shares of newly issued common stock and 1,000 shares of Series A preferred stock, such preferred stock was issued in January 2013 following termination of a warrant issued to Oaktree in November 2012. In order to satisfy our remaining obligations to Oaktree and the senior convertible noteholders under the terms of the Investment Agreement, reflecting amendments as a result of the forbearance and commitment letter dated March 11, 2013, we will issue between 58.3 million shares and 167.4 million shares of additional common stock. The specific number of additional shares of common stock to be issued and the timing of issuance are contingent upon the outcome of an Exchange Offer related to our senior convertible notes that we are required to commence by June 30, 2013 in accordance with the Investment Agreement. In the Exchange Offer, we will offer each holder of our outstanding senior convertible notes, the option to receive new debt in exchange for its senior convertible notes at up to 80% of the par amount as well as shares of the Company’s common stock.  If all such holders of our senior convertible notes elect to such notes into shares of our common stock, we will issue approximately 35.0 million shares of common stock to such holders.

To the extent we issue or sell additional shares of common stock to third parties, we may be required to issue additional shares of common stock to Oaktree under a top-up option in the Investment Agreement. The top-up option provides that Oaktree will have the option to purchase a number of additional shares of common stock to regain its ownership percentage in the Company. Its ownership percentage is 49.0% of our common stock on a pro forma fully diluted basis (as defined in the Investment Agreement) prior to the conversion of the Series A preferred stock held by Oaktree into shares of our common stock and reflecting the forbearance and additional commitment of March 11, 2013, 67.9% of our common stock on a pro forma fully diluted basis following conversion of the Series A preferred stock into shares of common stock.

The potential share issuances described above may have a dilutive effect on our common stock and could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million. On October 10, 2012, the NYSE notified us that we failed to meet an additional listing standard because the average closing share price of our common stock was below the NYSE’s minimum standard of $1.00 per share during a consecutive 30 trading-day period.

On November 12, 2012, we submitted a plan for remediation of the deficiency related to the market capitalization and stockholders’ equity requirements to the NYSE, which the Exchange accepted on January 3, 2013. The Company will be required to provide the Exchange staff with updates in connection with the initiatives of the plan of compliance at least quarterly or upon the Exchange’s request and the Exchange staff will review the Company periodically for compliance with the plan during the extension periods.  Failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to make progress consistent with its plan to regain compliance with the Exchange’s continued listing standards in a timely manner, or at all.

We will need to achieve the minimum continued listing standard for minimum market capitalization at the completion of the 18-month plan period.  Additionally, we are allowed a six-month cure period to regain the minimum average closing share price of $1.00, unless a corporate action requiring shareholder approval is contemplated. If the Company determines to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse stock split, the NYSE will continue to list the common stock pending shareholder approval by no later than its next annual meeting, and the implementation of such action promptly thereafter.

We face the risk that the average market capitalization and average closing share price may not rise to a level necessary to satisfy the NYSE requirements. Notwithstanding the NYSE rule’s six-month cure period for securities that trade below the $1.00 minimum average closing price, if our common stock price falls below the $1.00 threshold during the six-month cure period to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately with respect to our Company. The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances.

Failure to achieve any of the minimum listing requirements at the appropriate time will result in our stock being delisted by the NYSE. If our common stock were to be delisted, it likely would reduce the liquidity and market price of our common stock and negatively impact our ability to raise equity financing and access the public capital markets, which, in turn, could materially adversely impact our results of operations and financial condition. We can provide no assurance that we will again be able to meet the NYSE’s quantitative continued listing standards for shares of our common stock.

In the event our common stock is delisted, holders of our senior convertible notes have the right to require us to repurchase these notes.

If our common stock is not listed on the NYSE or another national exchange, holders of our senior convertible notes will have the right to require us to repurchase these notes prior to the contractual maturity. Oaktree has committed to provide up to $23.0 million in additional credit in the event that an NYSE delisting occurs and a repurchase of the notes is required.  However, the cost of this credit will be higher than the 7.0% interest rate of the convertible notes. Failure to pay off or refinance the senior convertible notes could have a material adverse effect on the Company.

Complications with our current enterprise resource planning system (“ERP”) or a transition to an updated ERP system may disrupt operations and affect our operating results.

An ERP system that is reaching the end of its useful life is used at the majority of our locations for many areas of operation, including purchasing, logistics and finance.   A disruption or failure with any component or module of our ERP system may result in a delay to our operations, which could negatively affect our financial results.  We are undertaking a full replacement of the system.  We are subject to inherent costs and risks associated with replacing and changing our systems, including the following:

●	the ability to accept and fulfill customer orders;
●	the potential disruption of our internal control structure;
●	the use of funds for the software and training; and
●	an overall strain on management resources.

The new ERP system will be deployed for use throughout our company in a number of “go live” phases with company-wide deployment expected to be completed in 2013. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data.  While the new ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting. In addition, an implementation of a new ERP may not result in financial gains that offset the potential costs of implementation.

We may incur additional tax expense or become subject to additional tax exposure.

We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.

Item 1b	Unresolved Staff Comments

None

Item 2	Properties

During the year ended December 28, 2012 our corporate headquarters was located in San Diego, California, where we own approximately 50,000 square feet of office space. We operated six manufacturing plants in the U.S. and PRC as of December 28, 2012.  We seek to maintain facilities in those regions where we market and sell our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations of our continuing operations as of December 28, 2012:

Location	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing

Dongguan, PRC	50,000	Leased	100%
Mianyang, PRC	385,000	Leased	80%
Suzhou, PRC	122,000	Leased	82%
Suining, PRC	94,000	Leased	100%
Vancouver, Washington	25,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	696,000

In addition to these manufacturing locations, we have 152,000 square feet of space used for engineering, sales and administrative support functions at various locations. We lease approximately 294,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.  We have approximately 7,000 square feet of space in South Korea for administration, engineering and prototyping activities.

Item 3	Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol “PULS.”  The following table sets forth the high and low closing sales prices in each quarter of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 High	$3.15	$2.51	$2.13	$0.74
2012 Low	$2.36	$1.79	$0.68	$0.28

2011 High	$6.34	$6.14	$4.67	$3.62
2011 Low	$4.76	$4.29	$2.59	$2.50

On December 28, 2012, there were approximately 844 registered holders of our common stock, which has a par value of $0.125 per share. On January 21, 2013, our shareholders approved an amendment to our Articles of Incorporation increasing the number of shares of our outstanding common stock from 175,000,000 to 275,000,000. Additionally, the amendment permitted 1,000 shares of newly-authorized Series A Preferred Stock, which we issued on January 23, 2013. For additional information, refer to Item 7, Liquidity and Capital Resources, and Note 20, Subsequent events, to the accompanying Consolidated Financial Statements.

We made no dividend payments during the year ended December 28, 2012, compared to $4.2 million of payments in 2011.  We do not anticipate that we will make dividend payments in future periods. We believe that use of these funds can generate a higher return if utilized to continue the execution of our strategic initiatives. In particular, in the near term funds are being used to improve our Wireless business, to continue our restructuring programs and to implement a new ERP system. In addition, the terms of our senior credit facility and related agreements with Oaktree prohibit dividend payments.

Information as of December 28, 2012 concerning plans under which our equity securities are authorized for issuance is as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,308,000	$4.51	5,410,650

Equity compensation plans not approved by security holders	--	--	--

Total	2,308,000	$4.51	5,410,650

On May 18, 2012, our shareholders approved the 2012 Omnibus Incentive Compensation Plan ("ICP") intended to obtain and retain the services of employees by providing them with equity and cash incentives that may be created and approved by the Board of Directors Compensation Committee under the ICP.  The ICP replaced the Company’s 2001 Stock Option Plan, Restricted Stock Plan II and the Board of Directors Stock Plan (the “Prior Plans”). The 2001 Stock Option Plan and the Restricted Stock Plan II have expired and the Board of Directors Stock Plan has been terminated by the Board. Therefore, no additional awards may be made under any of the Prior Plans. The ICP provides for the issuance of 6,000,000 shares of common stock. The 5,410,650 shares remaining available for future issuance are attributable to the ICP.

Comparison of Five-Year Cumulative Total Return

The following graph compares the growth in value on a total-return basis of $100 investments in Pulse Electronics Corporation, the Russell Microcap ® Index and the Dow Jones U.S. Electrical Components and Equipment Industry Group Index between December 28, 2007 and December 28, 2012.  Total-return data reflects closing share prices on the final day of our fiscal years.  Cash dividends paid are considered as if reinvested.  Also, the graph does not reflect intra-year price fluctuations.

The Russell Microcap® Index consists of 1,000 of the smallest securities in the small-cap Russell 2000® Index and Russell 2000 makes up less than 3% of the U.S. equity market.

At December 28, 2012, the Dow Jones U.S. Electrical Components and Equipment Industry Group Index included the common stock of American Superconductor Corp., Amphenol Corp. Class A, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., AVX Corp., Belden, Inc., Belfuse Inc. Class B, Benchmark Electronics, Inc., Celestica, Inc., Class A, EnerSys Inc., Flextronics International, Ltd., General Cable Corp., GrafTech International Ltd., Hon Hai Precision Industry Co. Ltd. GDR., Hubbell Inc. Class A and Class B, Jabil Circuit, Inc., Littelfuse, Inc., Molex, Inc. and Molex, Inc. Class A, Plexus Corp.,  Regal-Beloit Corp., Thomas & Betts Corp., TE Connectivity Ltd., Vishay Intertechnology, Inc. and Wesco International, Inc.

	Period Ending
Index	2007	2008	2009	2010	2011	2012
Pulse Electronics Corporation	$100.00	$12.10	$15.96	$20.34	$10.95	$1.21
Dow Jones U.S. Electrical Components & Equipment Industry Group Index	$100.00	$47.26	$81.06	$102.07	$90.51	$109.58
Russell Microcap® Index	$100.00	$60.22	$76.77	$98.95	$89.77	$107.50

Item 6	Selected Financial Data (in thousands, except per share amounts)

	2012 (1)(6)	2011 (2)(3)	2010 (4)(5)	(4) 2009 (6)(7)	(4)(6) 2008 (8)
Net sales	$373,169	$369,284	$432,480	$398,803	$626,270
Net loss from continuing operations	(31,750)	(47,898)	(27,737)	(72,859)	(123,553)
Net loss from discontinued operations	(345)	(28)	(9,679)	(119,978)	(151,467)
Net loss	(32,095)	(47,926)	(37,416)	(192,837)	(275,020)
Less: Net (loss) earnings attributable to non-controlling interest	(109)	(88)	987	375	738
Net loss attributable to Pulse Electronics Corporation	$(31,986)	$(47,838)	$(38,403)	$(193,212)	$(275,758)

Basic loss per share:
Net loss from continuing operations	$(0.68)	$(1.16)	$(0.70)	$(1.79)	$(3.05)
Net loss from discontinued operations	(0.01)	(0.00)	(0.24)	(2.94)	(3.72)
Net loss per share	$(0.69)	$(1.16)	$(0.94)	$(4.73)	$(6.77)

Diluted loss per share:
Net loss from continuing operations	$(0.68)	$(1.16)	$(0.70)	$(1.79)	$(3.05)
Net loss from discontinued operations	(0.01)	(0.00)	(0.24)	(2.94)	(3.72)
Net loss per share	$(0.69)	$(1.16)	$(0.94)	$(4.73)	$(6.77)

Total assets	$188,598	$181,065	$224,599	$374,800	$769,911
Total long-term debt	$96,753	$93,950	$82,150	$131,000	$343,189
Pulse Electronics Corporation shareholders’ (deficit) equity	$(55,625)	$(39,726)	$10,726	$56,186	$197,446

Weighted average shares outstanding	46,673	41,980	41,490	41,242	40,998
Dividends declared per share	$--	$0.08	$0.10	$0.10	$0.35

(1)
During the year ended December 28, 2012, we recorded legal reserves totaling $5.5 million related to the Halo Electronics and Turkey legal matters. Refer to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements for additional information.

(2)
During the year ended December 30, 2011, we recorded an income tax valuation allowance of $32.5 million related to deferred tax assets that, prior to 2011, we believed were more likely than not to be realized.  The valuation allowance recorded in 2011 was established as a result of weighing all positive and negative evidence, including our history of cumulative losses over at least the past three years and the difficulty of forecasting future taxable income.

(3)
The Company's prior period financial results have been revised to reflect an immaterial correction. During the third quarter of 2012, the Company identified errors related to its deferred tax valuation allowance recorded in the fourth quarter of 2011.  The Company has concluded that the correction was not material to any of its prior period financial statements.  As a result of the revision, our other assets increased by $5.5 million and our income tax expense decreased by $5.5 million as of and for the year ended December 30, 2011.

(4)
On September 2, 2010, we completed the divestiture of our former electrical business (“Electrical”) in Europe and Asia for approximately $52.0 million in cash.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  We have reflected the results of Electrical as a held for sale discontinued operation on our Consolidated Financial Statements for all periods presented.

(5)
During the year ended December 31, 2010, we recorded a $26.1 million goodwill and intangible asset impairment in the first quarter, a $3.6 million intangible asset impairment in the second quarter and a $0.3 million intangible asset impairment in the fourth quarter.

(6)
On June 25, 2009, we completed the disposition of our Medtech segment.  Our net cash proceeds were approximately $199.3 million in cash, which reflects the initial proceeds received in June 2009 and the final working capital and other financial adjustments settled in January 2010.  We have reflected the results of Medtech as a discontinued operation on the Consolidated Statement of Operations for all periods presented.

(7)	During the year ended December 25, 2009, we recorded a $71.0 million goodwill impairment.
(8)	During the fourth quarter of 2008, we recorded a $310.4 million goodwill and intangible asset impairment, less a $17.6 million tax benefit.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.   Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in Item 1a, Risk Factors.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations (MD&A) is provided as a supplement to the accompanying Consolidated Financial Statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  This item should be read in connection with our Consolidated Financial Statements.  See Item 15, Exhibits and Financial Statement Schedules.

We are a global producer of precision-engineered electronic components and modules.  Based on our estimates of the total annual revenues in our primary markets and our share of those markets relative to our competitors, we believe we are a leading global producer of electronic components and modules in the primary markets we serve.  We operate our business in three segments:

●	our Network product group, which we refer to as Network;
●	our Power product group, which we refer to as Power; and
●	our Wireless Product Group, which we refer to as Wireless.

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout or manufacturing operations. We also remain committed to the implementation of our new ERP system to enhance visibility, reduce cost, and enhance customer service.  During our fiscal year 2012, we completed the process of implementing our new ERP system in the majority of our manufacturing plants in China as part of the phased implementation schedule.  The new ERP system, which will replace multiple legacy systems of the Company, is expected to be completed in 2013.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, asset impairments and reduction in personnel, have resulted in the elimination of a variety of future costs.  The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies.

International Operations. At December 28, 2012, we had manufacturing operations in the U.S. and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other countries outside of the U.S.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our Consolidated Financial Statements.

Divestitures. We have completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position.  In 2010, we divested the European and Asian businesses of our former Electrical contact products segment net proceeds of approximately $53.3 million.  We have had no continuing material involvement with any of our divested operations after each respective sale. Refer to Note 16, Divestitures and assets held for sale, to the accompanying Consolidated Financial Statements for additional information regarding the divestitures.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 1, Summary of significant accounting policies, to the accompanying Consolidated Financial Statements. The following accounting policies are considered to be the most critical as they require significant judgments and assumptions that involve inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

Inventory Valuation

We carry our inventories at lower of cost or market.  Inventory provisions are created to write down excess and obsolete inventory to market value.  We utilize historical trends and customer forecasts to estimate the expected usage of our inventory that is on hand.  The establishment of inventory provisions requires judgments and estimates, which may change over time and may cause final amounts to differ materially from original estimates.  However, we do not believe that a reasonable change in these assumptions would result in a material impact to our Consolidated Financial Statements.  In addition, inventory purchases are based upon estimates of future demand that are based upon customer forecasts and the trend of product sales over recent historical periods.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, than we may be required to write down our inventory, which would cause a negative impact to gross margin.  However, if we were subsequently able to sell or use a significant portion of inventory that was previously written down, our gross margin could be positively affected.

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

We have agreements with certain distributors that provide limited rights of return.  For instance, one agreement allows the distributor to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs. We believe these agreements are customary in our industry, and have met each of the criteria established in the applicable accounting guidance prior to recognizing revenue. We do not believe any of our discounts or return programs are material to our Consolidated Financial Statements.

Divestiture Accounting

Historically, we have engaged in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the business as held for sale, if the business meets the specifications of a discontinued operation, determining the fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.   Furthermore, when removing the divested business from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Intangible Assets, net

We test our indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  We measure the fair value of indefinite-lived intangible assets, which consists of tradenames, using the relief from royalty method.  This method assumes that the tradenames have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related tradenames, the appropriate royalty rate, and the weighted average cost of capital.

We conducted the assessment in the fourth quarter of 2012 and 2011 and determined that the fair value of our tradenames exceeded the carrying value and therefore was not impaired. In the fourth quarter of 2010, we tested the carrying value of our tradenames, which resulted in a non-cash impairment charge of approximately $0.3 million.

Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over three to seven years.   We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

In fiscal 2010, we recorded a $29.7 million impairment charge related to our Wireless segment’s intangible assets, including $3.6 million of finite-lived intangible assets due to withdrawal from the audio market, and $11.5 million for a finite-lived customer relationship intangible asset and $14.6 million of goodwill as a result of an significant decline in the actual and forecasted sales and operating profit of the segment.

Income Taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset. As of December 28, 2012, we cannot sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

In the fourth quarter of 2012, we reassessed our previous assertion with regard to permanently invested foreign earnings.  As a result of our assessment of our potential cash needs in the U.S. in conjunction with certain distributions in 2012 we determined that $40.0 million of previously unremitted foreign earnings would not be permanently reinvested and therefore we recorded a deferred tax liability in 2012 for the net tax-effect of these earnings. Aside from this change, we have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations and, thus are permanently reinvested outside of the U.S. for the majority of our foreign earnings. The majority of our cash requirements are generated by our non-U.S. subsidiaries, our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S. In addition, we expect to use a significant portion of the cash to service debt outside of the U.S. We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S.  As of December 28, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $13.6 million. We do not anticipate the need to repatriate any of this cash.  Should we need to repatriate this cash, the tax affect of repatriation will be minimized by other tax attributes, offsetting the tax-effect of the repatriation.

Defined Benefit Plans

On December 31, 2010, we froze the plan benefits of domestic defined benefit retirement plan.  Also, during 2010 we settled the obligations of our defined benefit supplemental executive retirement plan, which was contingent on the sale of Electrical to a third party.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, interest crediting rates, and mortality rates. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plan.  For our non-U.S. plans, we use the market rates for high- quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statement. Refer to Note 9, Employee benefit plans, to the accompanying Consolidated Financial Statements for further details of the primary assumptions used in determining the cost and obligations of our defined benefit plans.

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

New Accounting Pronouncements

See Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements for our discussion of new accounting pronouncements.

Results of Operations

Year ended December 28, 2012 compared to the year ended December 30, 2011

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (dollars in thousands):

					Results as % of net sales
	2012	2011	Change $	Change %	2012	2011
Net sales	$373,169	$369,284	$3,885	1.1%	100.0%	100.0%
Cost of sales	298,898	289,148	(9,750)	(3.4)	(80.1)	(78.3)
Gross profit	74,271	80,136	(5,865)	(7.3)	19.9	21.7

Selling, general and administrative expenses	74,712	81,200	6,488	8.0	(20.0)	(22.0)
Severance, impairment and other associated costs	5,932	14,719	8,787	59.7	(1.6)	(4.0)
Debt restructuring and related costs	1,198	--	(1,198)	(100.0)	(0.3)	--
Legal reserve	5,523	193	(5,330)	(2,761.7)	(1.5)	(0.1)
Cost related to unsolicited takeover attempt	(545)	1,916	2,461	128.4	0.1	(0.5)
Operating loss	(12,549)	(17,892)	5,343	29.9	(3.4)	(4.8)

Interest expense, net	(17,435)	(6,202)	(11,233)	(181.1)	(4.7)	(1.7)
Other income (expense), net	5,213	(561)	5,774	1,029.2	1.4	(0.2)

Loss from continuing operations before income taxes	(24,771)	(24,655)	(116)	(0.5)	(6.6)	(6.7)

Income tax expense	(6,979)	(23,243)	16,264	70.0	(1.9)	(6.3)

Net loss from continuing operations	(31,750)	(47,898)	16,148	33.7	(8.5)	(13.0)

Net loss from discontinued operations	(345)	(28)	(317)	(1,132.1)	(0.1)	(0.0)

Net loss	$(32,095)	$(47,926)	$15,831	33.0%	(8.6)%	(13.0)%

Net sales.  Net sales increased by $3.9 million or 1.1%, to $373.2 million in fiscal 2012 from $369.3 million in fiscal 2011, primarily as a result of higher sales in Wireless as sales to new antenna programs and customers continue to increase, partially offset by ongoing economic and industry weaknesses, which constrained demand for Network and Power products.

Net sales for our three segments for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 were as follows (in millions):

	2012	2011	2010
Network	$158.1	$169.8	$219.2
Power	120.2	135.2	127.0
Wireless	94.9	64.3	86.3
Net sales	$373.2	$369.3	$432.5

Gross profit. In fiscal 2012, gross profit was $74.3 million, reflecting a $5.9 million decrease from gross profit of $80.1 million in fiscal 2011.  Gross profit as a percentage of net sales decreased to 19.9% in fiscal 2012 from 21.7% in fiscal 2011.  The lower gross profit compared to the prior year reflects higher labor costs, lower pricing and volumes for Network and Power products, the unfavorable mix effect of the growth of lower-margin Wireless products, and ramp-up costs and inefficiencies associated with the growth in our Wireless business. In particular, incremental production expenses associated with our Wireless operations in Korea increased cost of sales by $1.5 million during fiscal 2012. During the third quarter of 2012 we shut down our manufacturing operations in Korea and transferred production to other manufacturing facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $6.5 million to $74.7 million in fiscal 2012 from $81.2 million in fiscal 2011.  The decrease was primarily due to aggressive expense reduction actions, a $1.0 million favorable impact of reaching an agreement on intellectual property licensing, and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the year ended December 28, 2012 and December 30, 2011, respectively, RD&E was as follows (in thousands):

	2012	2011
RD&E	$24,856	$26,673
Percentage of sales	6.7%	7.2%

Our RD&E spending as a percentage of sales in fiscal 2012 decreased primarily due to cost reduction actions taken in the prior year, partially offset by higher legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During fiscal 2012 and 2011 we incurred approximately $1.2 million and $0.8 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

Severance, impairment and other associated costs. During fiscal 2012, we incurred a charge of $5.9 million, which included $3.9 million for severance, lease termination and other costs associated with our restructuring program to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities.  Additionally, $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.  These costs were partially offset by a $0.2 million favorable settlement on our remaining lease obligations for our former headquarters.

Debt restructuring and related costs. In fiscal 2012, we incurred $1.2 million of costs related to financing and strategic alternatives we were pursuing to increase liquidity and repay the borrowings under our senior credit facility by its maturity date in February 2013. The majority of these costs represented fees of our financial and legal advisors.  These refinancing efforts were completed at the end of 2012 with the completion of the first phase of the recapitalization with Oaktree.

Legal reserve. During fiscal 2012, we recorded litigation reserves totaling $5.5 million related to the Halo lawsuit and Turkish VAT-related dispute.  During fiscal 2011, the Company recorded a litigation reserve in the amount of $0.2 million in connection with the Halo lawsuit. Both of these lawsuits are further described in Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

Costs related to unsolicited takeover attempt.  During fiscal 2012, we recorded a $0.5 million gain due to a settlement with an advisor regarding amounts owed for services rendered in the prior year in connection with our unsolicited takeover defense.   During fiscal 2011, we incurred $1.9 million of legal and professional fees and other costs relating to this matter.

Interest.   Net interest expense increased by $11.2 million to $17.4 million in fiscal 2012 from $6.2 million in fiscal 2011.  During fiscal 2012, our weighted average interest rate increased by approximately 6.8%, which was primarily due to higher interest costs under the March 2012 amendment to our senior credit facility and the Oaktree term loans issued in November 2012. Also, interest expense increased during fiscal 2012 due to higher debt fee amortization as a result of amortization of loan costs incurred on the March 2012 amendment to our senior credit facility, including warrants issued in connection with this amendment, as well as the amortization of discounts and loan fees incurred on the Oaktree term loans. Additionally, we recorded a loss on debt extinguishment of $3.2 million in connection with the Oaktree recapitalization. See Note 6, Debt, in our Consolidated Financial Statements for additional information.

Other.  During fiscal 2012, we incurred $5.2 million of other income, net, which primarily consisted of a $4.2 million unrealized gain on the liability-classified warrant liability we issued to Oaktree in connection with the Oaktree recapitalization and a $0.7 million gain on the sale of assets related to the sale of equipment and a manufacturing plant in China.  During fiscal 2011, we incurred losses on net foreign exchange activity related to changes in the varying currencies of our intercompany lending program of $2.7 million, partially offset from the reversal of a contingency accrual that was originally recorded in purchase accounting for an acquisition.

Income taxes.  The effective tax rate for the year ended December 28, 2012 was a tax expense of 28% compared to 94% for the year ended December 30, 2011. We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset. As of December 28, 2012, we cannot sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

The 2012 effective tax rate was primarily impacted by a tax reserve that was recorded in connection with an audit in a foreign jurisdiction as well as U.S. and foreign withholding taxes incurred. The 2012 tax rate was not impacted by the change in our assertion of previously permanently reinvested foreign earnings and the establishment of a deferred tax liability, due to the offsetting reversal of available offsetting valuation allowance in the U.S. The 2011 effective tax rate was primarily impacted by a valuation allowance that we recorded against our deferred tax assets based on a determination that it was not more likely than not that we would realize any of these deferred tax assets due to recent losses and other factors.  In addition, the 2011 effective tax rate was also impacted by the recording of a tax reserve related to an audit in a foreign jurisdiction and the release of a tax reserve related to actions to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity, which we no longer operate, and lapses in statutes of limitation.

Discontinued operations. During fiscal 2012, our results from discontinued operations included $0.3 million of costs relating to certain legal matters related to our former Medtech operations. During fiscal 2011, we recorded $0.6 million of income to reflect updated estimates of the net proceeds we expected to receive upon the disposition of the remaining operations of Electrical contract products segment, offset by $0.6 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.

Year ended December 30, 2011 compared to the year ended December 31, 2010

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (dollars in thousands):

					Results as % of net sales
	2011	2010	Change $	Change %	2012	2011
Net sales	$369,284	$432,480	$(63,196)	(14.6)%	100.0%	100.0%
Cost of sales	289,148	323,865	34,717	10.7	(78.3)	(74.9)
Gross profit	80,136	108,615	(28,479)	(26.2)	21.7	25.1

Selling, general and administrative expenses	81,200	91,653	10,453	11.4	(22.0)	(21.2)
Severance, impairment and other associated costs	14,719	32,799	18,080	55.1	(4.0)	(7.6)
Legal reserve	193	--	(193)	(100.0)	(0.1)	--
Cost related to unsolicited takeover attempt	1,916	--	(1,916)	(100.0)	(0.5)	--
Operating loss	(17,892)	(15,837)	(2,055)	(13.0)	(4.8)	(3.7)

Interest expense, net	(6,202)	(4,853)	(1,349)	(27.8)	(1.7)	(1.1)
Other income, net	(561)	(4,356)	3,795	87.1	(0.2)	(1.0)

Loss from continuing operations before income taxes	(24,655)	(25,046)	391	1.6	(6.7)	(5.8)

Income tax expense	(23,243)	(2,691)	(20,552)	(763.7)	(6.3)	(0.6)

Net loss from continuing operations	(47,898)	(27,737)	(20,161)	(72.7)	(13.0)	(6.4)

Net loss from discontinued operations	(28)	(9,679)	9,651	99.7	(0.0)	(2.2)

Net loss	$(47,926)	$(37,416)	$(10,510)	(28.1)%	(13.0)%	(8.7)%

Net sales. Net sales decreased by $63.2 million or 14.6% to $369.3 million in fiscal 2011 from $432.5 million in fiscal year 2010, as a result of lower demand in Network due to lower industry demand and the utilization of remaining inventory purchased by certain customers during 2010.  We also experienced a decline in sales of our Wireless products in the mobile handset market.  These declines were partially offset by an increase in sales to new antenna customers by Wireless. The foreign currency effect on our U.S. dollar reported sales were neutral when comparing the results for fiscal 2011 and the prior year.

Gross profit.  In fiscal 2011 gross profit was $80.1 million, reflecting a $28.5 million decrease, from gross profit of $108.6 million in fiscal 2010  primarily the result of lower demand, higher wage rates, higher raw material costs, and lower pricing for certain Network and Power products. Partially offsetting these decreases was the effect of continued migration of our manufacturing to lower-cost existing facilities located in central China in 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $10.5 to $81.2 million in fiscal 2011 from $91.7 million in fiscal 2010, primarily due to lower costs as a result of expense reductions announced earlier in 2011, lower business volumes, and the effects of prudent expense management.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For fiscal 2011 and 2010, respectively, RD&E was as follows (in thousands):

	2011	2010
RD&E	$26,673	$29,665
Percentage of sales	7.2%	6.9%

Our RD&E spending as a percentage of sales for fiscal 2011 is relatively consistent with the prior year. We believe that future sales in the electronic components markets will be driven by next-generation products. As a result, design and development activities with our OEM customers continue at an aggressive pace that is consistent with market activity. Also, included in RD&E expense during fiscal 2011 and 2010 was approximately $0.8 million and $2.5 million of legal expenses, respectively, which we incurred in connection with the patent lawsuit filed by Halo Electronics.

Severance, impairment and other associated costs. During fiscal 2011, we incurred a charge of $14.7 million including $12.8 million of severance and related costs, $0.9 million of lease termination costs, $0.8 million of fixed asset write-downs that are no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value. Of the $14.7 million restructuring charge incurred during the year ended December 30, 2011, approximately $3.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and was completed before the end of 2011.

During fiscal 2010, we determined that approximately $29.7 million of our Wireless reporting unit’s goodwill was impaired, including $3.6 million of technology related to our audio products.  Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges include severance, related payments of $1.9 million and fixed asset impairments of $0.8 million.  The impaired assets were identified in 2010 and primarily include production lines associated with products that have no expected future demand and two real estate properties, which were disposed.

Legal reserve.  During fiscal 2011, the Company recorded a legal reserve of $0.2 million in connection with the Halo lawsuit which is further described in Note 10, Commitments and contingencies, in our accompanying consolidated financial statements.

Costs related to unsolicited takeover attempt. During fiscal 2011, we incurred $1.9 million of legal and professional fees and other costs related to Bel Fuse’s unsolicited takeover attempt. The majority of these costs represent fees of our financial and legal advisors.

Interest.  Net interest expense increased by $1.3 million primarily due to an increase in our debt fee amortization of $0.4 million due to fees incurred in connection with the amendment to our senior revolving credit facility in August 2011 and a write-down of previously capitalized debt fees. In addition, interest expense on our senior revolving credit facility had been allocated between continuing operations and discontinued operations on a pro rata basis based upon the debt repaid from the disposition of our discontinued operations as compared to our total debt outstanding during fiscal 2010 resulting in lower interest expense from continuing operations.

Other.  Net other expense during fiscal 2011 is primarily attributable to net foreign exchange activity related to changes in the varying currencies of our intercompany lending program of $2.7 million, partially offset from the reversal of a contingency accrual that was originally recorded in purchase accounting for a legacy acquisition. During fiscal 2010, we incurred foreign exchange losses of approximately $3.9 million during the comparable period of 2010. The decreased exposure in foreign currency changes was the result of continued simplification efforts and the reduction of legal entities. Also, included in net other expense for fiscal 2010 was a loss recorded to write-down an available-for-sale property to the net proceeds received on its sale.

Income taxes.  The effective tax rate for the year ended December 30, 2011 was a tax expense of 94% compared to an expense of 11% for fiscal 2010. The increase in our expense was primarily due to an increase in the amount of our valuation allowance by approximately $52.5 million in 2011, of which $32.5 million resulted in an increase in income tax expense. We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset. As of December 30, 2011, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we recorded an increase in our valuation allowance against those deferred tax assets. The increased valuation allowance was recorded as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

The 2011 effective tax rate was also impacted by the recording of tax reserve related to audit in a foreign jurisdiction and the release of tax reserve related to actions to streamline our legal entity structure, specifically the dissolution of a non-U.S. legal entity which we no longer operate and lapses in statutes of limitation.

Discontinued operations.  Net loss from discontinued operations was less than $0.1 million during fiscal 2011 as compared to a loss of approximately $9.7 million during the comparable period of 2010. During fiscal 2011, we recorded $0.6 million of income to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical, offset by $0.6 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.  During fiscal 2010, our results from discontinued operations included a gain recorded upon the completion of the sale of our Electrical business and a gain recorded on the Medtech divestiture as a result of settling an unresolved matter that existed at the date of sale.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under previous credit facilities. Since 2008, our revenues and earnings have decreased significantly due to a variety of factors including recessionary economic conditions, weaknesses in our specific markets, and the negative effects of leverage and debt service costs, including interest expense.  As a result, we faced liquidity and capital resource challenges, and have also suffered a decline in the market capitalization of our common stock.

In response to these liquidity and capital resource challenges, in November 2012, we entered into agreements with Oaktree to recapitalize our company. We believe that the closing of the Oaktree recapitalization achieved our goals of improving liquidity, addressing the maturity of our senior credit facility, and reducing cash debt service costs. It also allows the focus of our organization to return to improving operational performance and renewing revenue and profit growth.

Cash and Cash Equivalents

The Company had $31.5 million of cash and cash equivalents at December 28, 2012 compared with $17.6 million at December 30, 2011. The increase in cash mainly reflects the proceeds from the investment by Oaktree described below that were in excess of debt repayments, transaction fees and expenses, and immediate working capital needs.

We continue to analyze and review various strategies to efficiently reinvest cash outside of the U.S. If any of these earnings were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At December 28, 2012, a majority owned foreign subsidiary and its subsidiaries held approximately $11.6 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2013 to further these objectives and improve the operating efficiency of the Company.

Cash Flow from Operating Activities

Net cash used in operating activities during 2012 was $9.7 million compared to $9.6 million for the comparable period in 2011, a decrease of $0.1 million.  During 2012, our negative operating cash flows were primarily attributable to cash outlays for severance costs related to cost-reduction efforts, prior period tax audit settlements and higher debt service costs from the amended senior credit facility.

Net cash used in operating activities was $9.6 million during fiscal 2011 as compared to net cash provided by operating activities of $32.3 million in the comparable period of 2010, a decrease of $41.9 million. The decline was primarily attributable to a net decrease in cash provided by working capital changes in 2011 as compared to 2010 and higher net losses incurred in 2011 as compared to 2010.  Revenue declined by approximately 15% from 2010 to 2011, due primarily to softness in the markets for our Network products. As a result of lower market demand, our cost reduction actions and other items, our operating activities required net cash usage during 2011.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.3 million 2012, primarily consisting of capital expenditures of $7.9 million during the year, partially offset by $7.5 million of proceeds received for the completed sale of one of our manufacturing plants in China and the pending sales of two other manufacturing plants in China. Net cash used in investing activities was $11.0 million for 2011, primarily consisting of capital expenditures of $13.8 million during the year, partially offset by $1.0 million proceeds from dispositions during the year.

Capital expenditures in both periods also reflect the development and continuing implementation of our ERP system, as well as initiatives to drive higher levels of automation throughout our manufacturing operations and investments in programs which we believe are essential to our future growth primarily related to our Wireless and Network segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during fiscal 2012 was $23.8 million. The primary source of cash from financing activities was $86.0 million of proceeds from long-term borrowings.  The primary use of cash for financing activities included a $55.0 million repayment of our senior credit facility, $6.0 million of debt issuance costs relating to our senior credit facility amendment in March 2012 and refinancing with Oaktree, and a $1.3 million dividend paid to minority shareholders of our majority-owned non-U.S. subsidiary.

Net cash provided by financing activities during fiscal 2011 was $2.4 million. The primary sources of cash from financing activities were $36.0 million of proceeds from our senior credit facility.  The primary use of cash for financing activities included a $24.2 million net repayment of our senior credit facility, $1.1 million of debt issuance costs relating to our credit facility amendment in August 2011, $4.1 million of cash used in the acquisition of additional shares in our majority-owned non-U.S. subsidiary and $4.2 million of dividend payments.

Financing Transactions

On November 20, 2012, we entered into a credit agreement with Oaktree pursuant to which Oaktree extended a new $75.0 million senior secured Term A Loan and exchanged approximately $28.5 million principal amount and unpaid interest of our outstanding senior convertible notes for a new $28.5 million secured Term B Loan.  We used approximately $55.0 million of the proceeds to retire our senior credit facility and are using the remaining $20.0 million for working capital, transaction fees, general business purposes, and to increase our cash on hand.

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind (in the form of additional principal) for the first three years.  We plan to pay the interest due on these term loans in the form of additional principal for the first three years.  These new term loans mature on November 20, 2017 and are secured by a first lien on the collateral that secured our pre-existing senior secured credit facility and on our available unencumbered assets.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full. We incurred approximately $4.2 million of loan costs and fees related to the Oaktree term loans, which have been capitalized as debt issuance costs and are being amortized using the effective interest rate method through the maturity date of the debt.

Outstanding borrowings are subject to leverage covenants computed on a quarterly basis as of the most recent quarter end.   These covenants require the calculation of a rolling four-quarter EBITDA (as defined in the credit agreement). On March 11, 2013, Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants as further explained below. The Secured Leverage Ratio is calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters' EBITDA. The Total Net Debt Leverage Ratio is calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined in the credit agreement) and (b) our rolling four quarters' EBITDA. The Secured Leverage and Net Debt Leverage Ratio requirements, as defined in the agreement are set forth in the table below:

Test Period End Date(s)	Secured Leverage Ratio	Total Net Debt Leverage Ratio
December 31, 2012 through December 31, 2013 (1)	11.00 to 1.00	12.00 to 1.00
March 31, 2014	5.00 to 1.00	5.50 to 1.00
June 30, 2014	4.90 to 1.00	5.20 to 1.00
September 30, 2014	4.80 to 1.00	5.00 to 1.00
December 31, 2014	4.50 to 1.00	4.50 to 1.00
March 31, 2015	3.50 to 1.00	3.50 to 1.00
June 30, 2015	3.40 to 1.00	3.40 to 1.00
September 30, 2015	3.30 to 1.00	3.30 to 1.00
Thereafter	3.00 to 1.00	3.00 to 1.00
(1) Subject to the forbearance agreement dated March 11, 2013.

In addition, we are required to maintain an unrestricted cash balance of $10.0 million (subject to the forbearance agreement dated March 11, 2013) and our capital expenditures are limited to $10.0 million in fiscal 2013 subject to forbearance, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants in the fourth quarter of 2012 and for each quarter in 2013 in a forbearance and commitment letter dated March 11, 2013.  Oaktree agreed to forbearance with respect to the secured leverage ratio, the total net debt leverage ratio, and minimum liquidity restrictions.

The credit agreement also includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. Oaktree has agreed in the forbearance and commitment letter dated March 11, 2013 that we have provided notice with respect to the Halo Electronics case and the Turkish legal matter discussed in Note 10, Commitments and contingencies.  With respect to the Halo Electronics case, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans, until January 1, 2014 provided that the Company files an appeal following the court judgment in November 2012.  With respect to the Turkish legal matter, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans, until January 1, 2014.

Upon closing of the Oaktree term loans, we issued to Oaktree 36.7 million shares of our common stock and a warrant to issue 19.9% of the common stock of a wholly-owned subsidiary of the Company.  The warrant was issued pending shareholder approval of an amendment to the Company's Articles of Incorporation that would authorize the issuance of Series A non-voting preferred stock. Upon approval of the amendment at a special shareholder meeting on January 21, 2013, the warrant was terminated and 1,000 shares of Series A non-voting preferred stock of the Company were issued to Oaktree. Refer to further discussion of the liability-classified warrant in Note 7, Warrant and preferred stock, to the accompanying Consolidated Financial Statements.

The Series A preferred stock will convert into common stock at such time that the $22.3 million of outstanding senior convertible notes have been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  As of December 28, 2012, in accordance with the Investment Agreement, the preferred stock was convertible into such number of shares of our common stock that would result in Oaktree having received 64.38% of our total common stock (on a fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  As discussed below, a forbearance and commitment letter in March 2013 adjusted the preferred stock conversion ratio to 67.9% of our total common stock on a pro forma fully diluted basis (as defined in the Investment Agreement).  As a result, as of March 11, 2013, the number of common shares into which the preferred stock will be converted will be within a range of 58.3 million shares to 132.4 million shares of common stock.

On March 11, 2013, the Company entered into a letter agreement which included an incremental term loan commitment of $23.0 million upon which we may draw if our common stock is delisted and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of Term A Loan. In consideration for the forbearance and additional commitment we have agreed to adjust the conversion ratio for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).

In the second phase of the Oaktree recapitalization, we plan to each holder of our outstanding senior convertible notes the option to receive, in exchange for their senior convertible notes, (i) new Term B Loan debt in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock (the “Exchange Offer”).  To the extent, following the completion of the Exchange Offer, the holders of 90% or more of the senior convertible notes, including those already exchanged by Oaktree, have exchanged their senior convertible notes for Term B Loans and common stock, the principal amount of Oaktree's Term B Loan will be reduced by 20%.  If all of the senior convertible notes are retired, following completion of the Exchange Offer, the former holders of such senior convertible notes will hold 35.0 million shares of common stock or 14.05% of our common stock on a pro forma fully diluted (as defined in the Investment Agreement) as of November 20, 2012.

At December 28, 2012, we have $22.3 million of senior convertible notes that will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum.  On November 20, 2012, we exchanged $28.5 million of principal and unpaid interest on our outstanding senior convertible notes held by Oaktree for a $28.5 million secured Term B Loan as part of the Oaktree recapitalization.  The remaining $22.3 million of outstanding senior convertible notes may be settled prior to maturity depending on the outcome of the Exchange Offer described above.  There can be no assurance that the Exchange Offer will be accepted in whole or in part by the holders of the senior convertible notes.

To the extent we issue or sell additional shares of common stock in the market, we may be required to issue additional shares of common stock to Oaktree under a top-up option in the Investment Agreement.  The top-up option provides that Oaktree will have the option to purchase a number of additional shares of common stock to regain their ownership percentage in the Company.  Oaktree's ownership percentage is 49.0% of the Company's total common stock (on a fully diluted basis, as defined in the Investment Agreement) prior to the conversion of the preferred stock held by Oaktree into shares of common stock and 67.9% of the Company's total common stock (on a fully diluted basis as defined in the Investment Agreement) following conversion of the preferred stock into shares of common stock.

On March 9, 2012, we amended our previous senior credit facility and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings to a combination of variable rate of LIBOR plus 10.0%, reduced our permitted capital expenditures and reduced the available cash we were required to maintain.  We incurred fees and expenses related to the March 2012 amendment, including $1.1 million of fees upon execution of the amendment, legal fees, and other expenses.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments. The senior credit facility was scheduled to mature in February 2013; however, we repaid the $55.0 million outstanding under the credit facility on November 20, 2012 in conjunction with the issuance of the Oaktree term loans described above.

In connection with the March 2012 amendment to the senior credit facility, we issued to the bank group at that time warrants to purchase approximately 2.6 million shares of our common stock at an exercise price of $0.01 per share. The warrants vested over time until we repaid the outstanding borrowings under the senior credit facility in full by certain dates. Consequently, warrants to purchase approximately 1.2 million shares of common stock became vested during the year ended December 28, 2012, of which 0.1 million warrants have been exercised.  Warrants to purchase approximately 1.4 million additional shares of common stock reverted back to us and were canceled upon retirement of the outstanding borrowings under the senior credit facility on November 20, 2012.

Certain Other Matters Relating to Liquidity

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million.  On October 10, 2012, the NYSE notified us that we failed to meet an additional listing standard because the average closing share price of our common stock was below the NYSE’s minimum standard of $1.00 per share during a consecutive 30 trading-day period.

On November 12, 2012, we submitted a plan for remediation of the deficiency related to the market capitalization and stockholders’ equity requirements to the NYSE, which they accepted on January 3, 2013. The Company will be required to provide the Exchange staff with updates in connection with the initiatives of the plan of compliance at least quarterly or upon the Exchange’s request and the Exchange staff will review the Company periodically for compliance with the plan during the extension periods.  Failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to make progress consistent with its plan to regain compliance with the Exchange’s continued listing standards in a timely manner, or at all.

We will need to achieve the minimum continued listing standards at the completion of the 18-month plan period.  Additionally, we are allowed a six-month cure period to regain the minimum average closing share price of $1.00, unless a corporate action requiring shareholder approval is contemplated.  If the Company determines to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse stock split, the NYSE will continue to list the common stock pending shareholder approval by no later than its next annual meeting, and the implementation of such action promptly thereafter.

We face the risk that the average market capitalization and average closing share price may not rise to a level necessary to satisfy the NYSE requirements. Notwithstanding this NYSE rule’s six-month cure period for securities that trade below the $1.00 minimum average closing price, if our common stock price falls below the $1.00 threshold during the six-month cure period to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately with respect to our Company. The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances.

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors. Additionally, if our common stock is not listed on the NYSE or another national exchange, holders of our 7.0% senior convertible notes due December 15, 2014 will be entitled to require us to repurchase these notes. Except as provided in the forbearance and commitment letter with Oaktree of March 11, 2013, we can give no assurance that we would be able to repay the senior convertible notes in fiscal 2013, prior to the maturity date, or obtain any required replacement financing.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements for a discussion of certain legal proceedings.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our Electrical segment in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  In February 2013, we had preliminary discussions with the PBGC whereby we offered to make periodic payments through 2019 to fund the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of December 28, 2012. There can be no assurance that the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.  We expect to contribute approximately $1.1 million to our defined benefit plans in 2013.

Our retained earnings are free from legal or contractual restrictions as of December 30, 2012, with the exception of approximately $25.7 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $25.7 million includes approximately $2.3 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

Contractual Obligations

As of December 28, 2012, future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total (1)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Senior convertible notes	$22,315	$--	$22,315	$--	$--
Oaktree term A loan (2)	107,268	--	--	107,268	--
Oaktree term B loan (2)	38,448	--	--	38,448	--
Interest on long-term debt	36,836	1,562	3,419	31,855	--
Operating leases	$10,537	$3,294	$4,112	$1,967	$1,164

(1)	Excludes other obligations under employment contracts that are generally only payable upon a change of control.
(2)
The Oaktree term loans permit us during the first three years of the agreement, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility.  This table assumes that interest will be paid in kind through the first three years of the facility.  With interest paid in kind, the $103.5 million borrowed on November 20, 2012 would increase to $145.7 million when the Oaktree credit facility comes due in five years.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 28, 2012, we had unrecognized tax benefits of approximately $7.9 million.  Refer to Note 8, Income taxes, to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

Item 7a	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 28, 2012, our Oaktree term loans and convertible senior notes both have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes.

Foreign Currency Risk

As of December 28, 2012, we had a substantial amount of assets denominated in currencies other than the U.S. dollar.  We conduct business in various foreign currencies, including those of non-hyperinflationary emerging market countries in Asia as well as European countries.  We may utilize derivative financial instruments, such as forward exchange contracts in connection with fair value hedges, to manage foreign currency risks.  Gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items.  Therefore, all of our forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.  These contracts guarantee a predetermined rate of exchange at the time the contract is purchased.  This allows us to shift the majority of the risk of currency fluctuations from the date of the contract to a third party for a fee.  We believe there are two primary risks of holding these instruments.  The first is that the foreign currency being hedged could move in a direction which would create a better economic outcome than if the hedging instrument was not in place.  The second risk is that the counterparty to a currency hedge defaults on its obligations.

During the year ended December 28, 2012, we settled all previously outstanding forward contracts.  At December 30, 2011, we had six foreign exchange forward contracts outstanding to sell forward approximately 3.0 million euro, or approximately $3.9 million, to receive Chinese renminbi.  The fair value of these forward contracts was a liability of $0.2 million as determined through use of Level 2 inputs.

The table below provides information about our other non-derivative, non-U.S. dollar denominated financial instruments and presents the information in equivalent U.S. dollars (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Approx. Fair Value
Assets
Cash and equivalents
Renminbi	$2,058	--	--	--	--	--	$2,058	$2,058
Euro	$2,283	--	--	--	--	--	$2,283	$2,283
Other currencies	$385	--	--	--	--	--	$385	$385

Item 8	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm and from the Consolidated Financial Statements and supplementary schedules.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a	Controls and Procedures

Based on their evaluation as of December 28, 2012, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting are processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 28, 2012, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

The Company has an ongoing initiative to implement a new enterprise resource planning system. The ERP system is being implemented in stages continuing through fiscal 2013. Management believes it has implemented the necessary procedures and controls to maintain effective internal control over financial reporting as the implementation continues.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pulse Electronics Corporation will be detected.

Item 9b	Other Information

On March 11, 2013, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Oaktree relating to our credit agreement, by and among the Company, Pulse Electronics (Singapore) Pte Ltd (the “Borrower”), certain other subsidiaries of the Company identified therein (the “Subsidiaries”) , the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).

Under the Forbearance Agreement, Oaktree, as the sole Lender under the credit agreement, agreed to forebear from taking any action, including, without limitation, an acceleration of any of the obligations secured under the credit agreement, permitted to be taken by Oaktree under the credit agreement and the related loan documents in connection with certain specified default or event of default (the “Specified Defaults”).  Under the Forbearance Agreement, a Specified Default is defined as (i) any default resulting from the Company’s, Borrower’s or any Subsidiaries’ failure to satisfy the financial covenants specified in Sections 7.11(a), (b) and (c) of the credit agreement as of the last day of each of the Test Periods ending on the following dates: December 28, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, (ii) any incurrence or settlement of any pension plan obligation not in the ordinary course prior to December 31, 2013 and not exceeding $6,500,000 in the aggregate, of which no more than $1,500,000 can be paid in any year and (iii) only until January 1, 2014 and not at any time thereafter, any default resulting from the Company’s litigation against Halo and the Turkish VAT-related dispute, provided that, with respect to the litigation against Halo, the Company files an appeal following the court judgment in November 2012.

Under Section 7.11(a) of the credit agreement, outstanding borrowings are subject to leverage covenants computed on a quarterly basis as of the most recent quarter end. These covenants require the calculation of a rolling four quarter EBITDA according to the definition prescribed by the credit agreement. Under Section 7.11(b) of the credit agreement, we may not exceed the Total Net Debt Leverage Ratio, calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and our outstanding senior convertible notes, less unrestricted cash (as defined in the credite agreement) and our rolling four quarters’ EBITDA.  The Secured Leverage Ratio and the Total Net Debt Leverage Ratio, each as defined in the credit agreement, are set forth in the table below:

Test Period End Date(s)	Secured Leverage Ratio	Total Net Debt Leverage Ratio
December 31, 2012 through December 31, 2013 (1)	11.00 to 1.00	12.00 to 1.00
March 31, 2014	5.00 to 1.00	5.50 to 1.00
June 30, 2014	4.90 to 1.00	5.20 to 1.00
September 30, 2014	4.80 to 1.00	5.00 to 1.00
December 31, 2014	4.50 to 1.00	4.50 to 1.00
March 31, 2015	3.50 to 1.00	3.50 to 1.00
June 30, 2015	3.40 to 1.00	3.40 to 1.00
September 30, 2015	3.30 to 1.00	3.30 to 1.00
Thereafter	3.00 to 1.00	3.00 to 1.00

Test Period End Date(s)	Secured Leverage Ratio	Total Net Debt Leverage Ratio
December 31, 2012 through December 31, 2013	11.00 to 1.00	12.00 to 1.00
March 31, 2014	5.00 to 1.00	5.50 to 1.00
June 30, 2014	4.90 to 1.00	5.20 to 1.00
September 30, 2014	4.80 to 1.00	5.00 to 1.00
December 31, 2014	4.50 to 1.00	4.50 to 1.00
March 31, 2015	3.50 to 1.00	3.50 to 1.00
June 30, 2015	3.40 to 1.00	3.40 to 1.00
September 30, 2015	3.30 to 1.00	3.30 to 1.00
Thereafter	3.00 to 1.00	3.00 to 1.00

(1) Subject to the Forbearance Agreement, dated March 11, 2013.

Under Section 7.11(c) of the credit agreement, we may not permit the aggregate amount of Unrestricted Cash, as defined in the credit agreement, at any time to be less than $10,000,000.

However, the Forbearance Agreement provides that any forbearance shall automatically, and without action, notice, demand or any other occurrence, expire on and as of the occurrence of any of the following events (such termination date, the “Forbearance Termination Date”): (a) the occurrence of any default or event of default not constituting a Specified Default and (b) the failure of the Company, the Borrower and/or any Subsidiaries to comply with any of the terms of the Forbearance Agreement.

Pursuant to the Forbearance Agreement, the credit agreement was amended so that Oaktree committed to making additional loans available to the Company in an aggregate principal amount of up to $23,000,000, provided that such amount may only be used for the purpose of repurchasing our outstanding senior convertible notes following a delisting of the Company from the NYSE, or such other national stock exchange where the Company’s common stock is listed.  This additional loan has identical terms to those of Term A Loan under the credit agreement.

On March 11, 2013, in consideration for the execution of Agreement and as a condition precedent to the effectiveness Forbearance of this Letter, the Company, the Borrower and the Subsidiaries agreed to enter into an amendment to that certain Investment Agreement dated as of November 7, 2012, by and among the Company, the Borrower, the Subsidiaries, Oaktree and certain affiliates of investment funds managed by Oaktree, to provide for an adjustment to the conversion ratio for the Company’s outstanding Series A Preferred Stock (the “Preferred Stock”) so that such Preferred Stock, together with the number of shares of the Company’s common stock delivered to Oaktree (or their affiliates) under the Investment Agreement, shall upon conversion equal 67.9% of the Company’s common stock on a Pro Forma Fully Diluted Basis (on a fully diluted basis immediately following November 19, 2012, the initial closing date of the Company’s recapitalization, and without giving effect to shares of common stock and warrants owned by Oaktree prior to such date).  As a result, as of March 11, 2013, the number of common shares into which the preferred stock will be converted will be within a range of 58.4 million shares to 167.6 million shares of common stock.

The adjustment to the conversion ratio for the Preferred Stock is subject to approval by the holders of the Company’s common stock and Preferred Stock, voting as separate classes.

The issuance of common stock pursuant to the Preferred Stock will be made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited Pulse Electronics Corporation’s (the Company's) internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pulse Electronics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulse Electronics Corporation and subsidiaries as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in (deficit) equity for each of the years in the three-year period ended December 28, 2012, and the related financial statement schedule, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

San Diego, California
March 13, 2013

Part III

Item 10	Directors, Executive Officers and Corporate Governance

The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2013 Annual Shareholders Meeting.

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

The information required by this item will be set forth in our definitive proxy statement to be used in connection with our 2013 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by this item is (i) included under Part II, Item 5, and (ii) incorporated by reference in our definitive proxy statement to be used in connection with our 2013 Annual Shareholders Meeting.

Item 13	Certain Relationships, Related Transactions and Director Independence

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2013 Annual Shareholders Meeting.

Item 14	Principal Accounting Fees and Services

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2013 Annual Shareholders Meeting.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 73 through 75 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Pulse Electronics Corporation and subsidiaries (the Company) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in (deficit) equity for each of the years in the three-year period ended December 28, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule contained in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pulse Electronics Corporation’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed  an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 13, 2013

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

December 28, 2012 and December 30, 2011
In thousands, except per share data

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$31,475	$17,606
Accounts receivable, net	62,957	59,507
Inventory, net	31,434	36,968
Prepaid expenses and other current assets	21,500	22,144
Total current assets	147,366	136,225

Long-term assets:
Property, plant and equipment	94,114	97,448
Less accumulated depreciation	64,708	68,843
Net property, plant and equipment	29,406	28,605
Deferred income taxes	2,443	8,549
Intangible assets, net	3,067	3,535
Other assets	6,316	4,151
	$188,598	$181,065

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$65,883	$52,802
Accrued expenses and other current liabilities	44,197	44,935
Warrant liability	12,175	--
Total current liabilities	122,255	97,737

Long-term liabilities:
Long-term debt	96,753	93,950
Deferred income taxes	7,616	8,653
Other long-term liabilities	11,518	12,997

Commitments and contingencies ( Note 10 )

Shareholders’ defecit
Pulse Electronics Corporation shareholders’ deficit:
Common stock: 175,000,000 shares authorized: 79,473,375 and 41,980,520, outstanding in 2012 and 2011, respectively; $0.125 par value per share and additional paid in capital	236,156	218,795
Accumulated deficit	(312,484)	(280,498)
Accumulated other comprehensive income	20,703	21,977
Total Pulse Electronics Corporation deficit	(55,625)	(39,726)
Non-controlling interest	6,081	7,454
Total shareholders’ deficit	(49,544)	(32,272)
	$188,598	$181,065

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

Years ended December 28, 2012, December 30, 2011 and December 31, 2010
In thousands, except per share data

	2012	2011	2010

Net sales	$373,169	$369,284	$432,480
Cost of sales	298,898	289,148	323,865
Gross profit	74,271	80,136	108,615

Selling, general and administrative expenses	74,712	81,200	91,653
Severance, impairment and other associated costs	5,932	14,719	32,799
Debt restructuring and related costs	1,198	--	--
Legal reserve	5,523	193	--
Cost related to unsolicited takeover attempt	(545)	1,916	--
Operating loss	(12,549)	(17,892)	(15,837)

Other (expense) income:
Interest expense net	(17,435)	(6,202)	(4,853)
Other income (expense), net	5,213	(561)	(4,356)
Total other expense	(12,222)	(6,763)	(9,209)

Loss from continuing operations before income taxes	(24,771)	(24,655)	(25,046)

Income tax expense	(6,979)	(23,243)	(2,691)

Net loss from continuing operations	(31,750)	(47,898)	(27,737)

Net loss from discontinued operations	(345)	(28)	(9,679)

Net loss	(32,095)	(47,926)	(37,416)

Less: Net (loss) earnings attributable to non-controlling interest	(109)	(88)	987

Net loss attributable to Pulse Electronics Corporation	$(31,986)	$(47,838)	$(38,403)

Amounts attributable to Pulse Electronics Corporation common shareholders:
Net loss from continuing operations	$(31,641)	$(47,810)	$(28,724)
Net loss from discontinued operations	(345)	(28)	(9,679)
Net loss attributable to Pulse Electronics Corporation	$(31,986)	$(47,838)	$(38,403)

Per share data:
Basic loss per share:
Net loss from continuing operations	$(0.68)	$(1.16)	$(0.70)
Net loss from discontinued operations	(0.01)	(0.00)	(0.24)
Net loss attributable to Pulse Electronics Corporation	$(0.69)	$(1.16)	$(0.94)

Diluted loss per share:
Net loss from continuing operations	$(0.68)	$(1.16)	$(0.70)
Net loss from discontinued operations	(0.01)	(0.00)	(0.24)
Net loss attributable to Pulse Electronics Corporation	$(0.69)	$(1.16)	$(0.94)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

Years ended December 28, 2012, December 30, 2011 and December 31, 2010
In thousands

	2012	2011	2010
Comprehensive loss:
Net loss	$(32,095)	$(47,926)	$(37,416)
Other comprehensive (loss) income:
Currency translation adjustment	(352)	1,440	(4,449)
Pension adjustments, net of tax	(922)	(3,463)	178
Unrealized holding gains (losses) on securities	--	7	(40)
Total comprehensive loss	(33,369)	(49,942)	(41,727)

Less: Comprehensive (loss) income attributable to non-controlling interests	(109)	(88)	987
Comprehensive loss attributable to Pulse Electronics Corporation	$(33,260)	$(49,854)	$(42,714)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Cash Flows

Years ended December 28, 2012, December 30, 2011 and December 31, 2010
In thousands

	2012	2011	2010
Cash flows from operating activities:
Net loss	(32,095)	(47,926)	(37,416)
Net loss from discontinued operations	345	28	9,679
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,824	9,892	17,410
Stock incentive plan expense	1,801	1,904	1,398
(Gain) / loss on disposal of assets	(626)	(839)	545
Amortization/write-off of loan costs	5,772	1,506	1,268
Loss on extinguishment of debt	1,465	--	--
Amortization of debt discount	527	--	--
Unrealized gain on warrant liability	(4,206)	--	--
Goodwill and intangible asset impairment, net of income taxes	--	--	28,195
Deferred taxes	1,399	29,372	(1,162)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	(3,268)	6,115	3,535
Inventory	4,032	(1,156)	3,536
Prepaid expenses and other current assets	(1,117)	(521)	(75)
Accounts payable	12,850	5,178	(2,536)
Accrued expenses and other current liabilities	810	(17,403)	9,753
Severance, impairment and other associated costs, net of cash payments	(2,254)	5,195	(712)
Other, net	(2,950)	(941)	(1,126)
Net cash (used in) provided by operating activities	(9,691)	(9,596)	32,292
Cash flows from investing activities:
Cash received from pending and completed dispositions	7,525	1,041	55,427
Capital expenditures	(7,910)	(13,823)	(9,199)
Purchases of grantor trust investments available for sale	- -	- -	(6,248)
Proceeds from sale of property, plant and equipment	628	695	2,057
Foreign currency impact on intercompany lending	(548)	1,083	(3,780)
Net cash (used in) provided by investing activities	(305)	(11,004)	38,257
Cash flows from financing activities:
Long term borrowings	86,000	36,000	40,000
Principal payments on long-term debt	(54,950)	(24,200)	(88,850)
Debt issuance costs	(5,967)	(1,121)	(652)
Purchases of shares in non-controlling interest	--	(4,134)	--
Dividend to non-controlling interest	(1,264)	--	--
Dividends paid	--	(4,160)	(4,137)
Net cash provided by (used in) financing activities	23,819	2,385	(53,639)
Net effect of exchange rate changes on cash	46	(56)	(130)
Cash flows of discontinued operations:
Net cash used in operating activities	--	(28)	(8,892)
Net cash used in investing activities	--	--	(10,944)
Net cash used in financing activities	--	--	--
Net effect of exchange rates on cash	--	--	(746)
Net decrease in cash and cash equivalents from discontinued operations	- -	(28)	(20,582)

Net increase (decrease) in cash and cash equivalents	13,869	(18,299)	(3,802)
Cash and cash equivalents at beginning of year	17,606	35,905	39,707
Cash and cash equivalents at end of year	31,475	17,606	35,905

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Changes in (Deficit) Equity

Years ended December 28, 2012, December 30, 2011 and December 31, 2010
In thousands, except per share data

				Accumulated
	Common stock and			other		Total
	paid-in capital		Accumulated	comprehensive	Non-controlling	(deficit)
	Shares	Amount	Deficit	income (loss)	interest	equity
Balance at December 25, 2009	41,242	$222,139	$(194,257)	$28,304	$11,061	$67,247
Stock options, awards and related compensation	248	1,398	--	--	--	1,398
Adjustments to defined benefits plans	--	--	--	178	--	178
Dividends declared ($0.10 per share)	--	(4,144)	--	--	--	(4,144)
Net (loss) earnings	--	--	(38,403)	--	987	(37,416)
Currency translation adjustments	--	--	--	(4,449)	--	(4,449)
Unrealized holding losses on securities	--	--	--	(40)	--	(40)
Balance at December 31, 2010	41,490	$219,393	$(232,660)	$23,993	$12,048	$22,774
Stock options, awards and related compensation	490	2,154	--	--	--	2,154
Adjustments to defined benefit plans	--	--	--	(3,463)	--	(3,463)
Purchase of shares in non-controlling interest	--	371	--	--	(4,506)	(4,135)
Dividends declared ($0.08 per share)	--	(3,123)	--	--	--	(3,123)
Net loss	--	--	(47,838)	--	(88)	(47,926)
Currency translation adjustments	--	--	--	1,440	--	1,440
Unrealized holding losses on securities	--	--	--	7	--	7
Balance at December 30, 2011	41,980	$218,795	$(280,498)	$21,977	$7,454	$(32,272)
Stock options, awards, and related compensation	692	2,125	--	--	--	2,125
Issuance of common stock to Oaktree	36,729	13,223	--	--	--	13,223
Adjustments to defined benefit plans	--	--	--	(922)	--	(922)
Dividend to non-controlling interest	--	--	--	--	(1,264)	(1,264)
Warrants issued in connection with credit facility	--	2,013	--	--	--	2,013
Warrants exercised in connection with credit facility	72	--	--	--	--	--
Net loss	--	--	(31,986)	--	(109)	(32,095)
Currency translation adjustments	--	--	--	(352)	--	(352)
Balance at December 28, 2012	79,473	$236,156	$(312,484)	$20,703	$6,081	$(49,544)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Summary of significant accounting policies

The Company

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

Principles of consolidation

Our Consolidated Financial Statements include the accounts of Pulse Electronics and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.

Fiscal periods

We operate on a fiscal year basis.  Our fiscal year ends on the last Friday of December each calendar year.  For 2012, 2011 and 2010, our fiscal years ended on December 28, 2012, December 30, 2011, and December 31, 2010, respectively.   Also, we included an additional week in our operating results for 2010 which resulted in our year ended December 31, 2010 being a 53 week fiscal year.  Our normal fiscal year includes 52 weeks.

Use of estimates

Our Consolidated Financial Statements are in conformity with U.S. GAAP.  The preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the Consolidated Financial Statements as well as the reported amounts of revenues, expenses and cash flows during the period.  Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

Reclassifications

We have reclassified certain items on our Consolidated Financial Statements to conform to the current year presentation.

Revision of prior period financial statements

In connection with the preparation of our Consolidated Financial Statements for the third quarter of 2012, we identified a prior period amount that requires a correction to be made to a deferred tax valuation allowance recorded in the fourth quarter of 2011.  The prior period amount that requires correction resulted in an overstatement of $5.5 million in income tax expense reported for the fourth quarter and full year of 2011 and the valuation allowance reported on our balance sheet at December 30, 2011 and for each period subsequent to then.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections , ASC Topic 250-10-S99-1,  Assessing Materiality , and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that correction of the prior period amount was not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if the prior period amount was recorded in the third quarter of 2012, the amount could be material in the year ended December 28, 2012 and could impact comparisons to prior periods. As such, the revisions to correct the prior period amount in the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in the summarized format below (in thousands):

Revised consolidated balance sheet amounts:

	As of December 30, 2011
	As previously reported	Adjustment	Reclassification	As revised
Prepaid expenses and other current assets	$19,842	$222	$2,080	$22,144
Total current assets	133,923	222	2,080	136,225
Deferred income taxes, non-current	3,223	5,326	--	8,549
Total assets	173,437	5,548	2,080	181,065
Accrued expenses and other current liabilities	42,855	--	2,080	44,935
Total current liabilities	95,657	--	2,080	97,737
Accumulated deficit	(286,046)	5,548	--	(280,498)
Total Pulse Electronics Corporation shareholders' deficit	(45,274)	5,548	--	(39,726)
Total shareholders' deficit	(37,820)	5,548	--	(32,272)
Total liabilities and shareholders' deficit	$173,437	$5,548	$2,080	$181,065

Revised consolidated statements of operations amounts:

	Year ended December 30, 2011
	As previously reported	Adjustment	As revised
Income tax (expense) benefit	$(28,791)	$5,548	$(23,243)
Net loss from continuing operations	(53,446)	5,548	(47,898)
Net loss	(53,474)	5,548	(47,926)
Net loss attributable to Pulse Electronics Corporation	(53,386)	5,548	(47,838)
Net loss from continuing operations	(53,358)	5,548	(47,810)
Net loss attributable to Pulse Electronics Corporation	(53,386)	5,548	(47,838)
Net loss per share attributable to Pulse Electronics Corporation - Basic	(1.30)	0.14	(1.16)
Net loss attributable to Pulse Electronics Corporation - Diluted	$(1.30)	$0.14	$(1.16)

Cash and cash equivalents

Cash and cash equivalents include funds invested in a variety of liquid short-term investments with an original maturity of three months or less.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  We establish inventory provisions to write down excess and obsolete inventory to market value.  Inventory that is written down to its market value in the ordinary course of business is not subsequently written back up.  Our inventory reserves at December 28, 2012 and December 30, 2011 were $3.9 million and $3.7 million, respectively.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves which would negatively affect our gross margin.

Divestiture accounting

We have engaged in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business at the lower of its carrying amount or at its fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates, which include determining when it is appropriate to classify the business as held for sale, if the business meets the specifications of a discontinued operation, determining the fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.  Furthermore, when removing the divested business from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Intangible assets, net

Intangible assets with indefinite useful lives are tested for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  As of December 28, 2012 and December 30, 2011, the carrying amount of goodwill was zero.  Prior to 2011, we had goodwill in our Consolidated Financial Statements which was subject to an annual impairment review.  Our impairment review process compares the fair value of each reporting unit, with its carrying value.  We estimate our reporting units’ fair value using both an income approach and a comparable-companies market approach.  The income approach is based on estimating future cash flows using various growth assumptions and discounting based on a present value factor. The comparable-companies market approach considers the trading multiples of peer companies to compute our estimated fair value.   Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over three to seven years.  We review these intangible assets when there is an indicator of impairment. In 2011 and 2012, we had no goodwill and we did not record any impairment of our identifiable intangible assets.  In 2010, we determined that $29.7 million of our Wireless reporting unit’s goodwill and intangible assets were impaired.  Additionally, we determined that a $0.3 million indefinite-lived tradename was impaired during our annual review in the fourth quarter of 2010.

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

We have agreements with certain U.S. distributors which provide limited rights of return.  For instance, one agreement allows the distributor to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs.  We believe these agreements are customary in our industry, and have met each of the criteria established in the applicable accounting guidance prior to recognizing revenue.  We do not believe any of our discounts or return programs are material to our Consolidated Financial Statements.

We maintain an allowance for doubtful accounts for estimated losses on accounts receivable based on evaluation of the aging of receivables, payment histories of our customers, financial condition of our customers, and the overall economic environment. We write off individual accounts against the allowance when we become aware of our customer’s inability to meet its financial obligation to us.  Accounts receivable allowances at December 28, 2012 and December 30, 2011 were $0.2 million and $0.6 million, respectively.

Stock-based compensation

We sponsor incentive compensation plans, under which we have issued stock options and restricted stock.  All compensation costs relating to stock-based awards are recognized in our Consolidated Financial Statements and are based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment or performance requirements are attained.  The market value of the restricted shares at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three years.  Cash awards, which were made in connection with restricted stock grants in the first half of 2011 and in prior years, were intended to assist recipients with their resulting personal tax liability and are based on the market value of the restricted shares and accrued over the vesting period.  Cash awards are no longer granted in connection with restricted stock grants. Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally have 25% annual vesting over four years.  An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised, if necessary, in subsequent periods, if actual forfeiture rates differ from those estimates. We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Foreign currency translation

Our foreign subsidiaries use either the U.S. dollar as their functional currency or another local currency depending on the denomination of their transactions and certain other criteria.  For subsidiaries that use the U.S. dollar as their functional currency, but have accounting records in their local currency, all non-U.S. dollar monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates.  Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.  Gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence.  For subsidiaries using a local currency as the functional currency, net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates.  Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ deficit.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  Also, we may experience a positive or negative currency translation adjustment within our shareholders’ deficit.

We incurred net foreign exchange losses/(gains) from foreign currency transactions, which are included as a component of other income (expense), net of approximately ($0.2) million, $2.7 million, and $3.9 million during the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

Research and development

Our research, development and engineering expenses (“RD&E”), which are expensed when incurred and are included in selling, general and administrative expenses were approximately $24.9 million, $26.7 million, and $29.7 million in 2012, 2011 and 2010, respectively.  RD&E includes the costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, the adaptation of existing technology to specific situations and customer requirements and, also, legal fees associated with certain technology matters, if material.  The research and development components of our RD&E, which generally include those costs associated with new technology, new products or significant changes to current products or processes, were approximately $18.4 million, $19.9 million, and $26.3 million in 2012, 2011 and 2010, respectively.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Income taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset.  As of December 28, 2012, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets.  We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

In the fourth quarter of 2012, we reassessed our previous assertion with regard to permanently invested foreign earnings.  As a result of our assessment of our potential cash needs in the U.S. in conjunction with certain distributions in 2012 we determined that $40.0 million of previously unremitted foreign earnings would not be permanently reinvested and therefore we recorded a deferred tax liability in 2012 for the net tax-effect of these earnings. Aside from this change, we have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations and, thus are permanently reinvested outside of the U.S. for the majority of our foreign earnings. The majority of our cash requirements are generated by our non-U.S. subsidiaries, our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S. In addition, we expect to use a significant portion of the cash to service debt outside of the U.S. We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S.  As of December 28, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $13.6 million. We do not anticipate the need to repatriate any of this cash.  Should we need to repatriate this cash, the tax affect of repatriation will be minimized by other tax attributes, offsetting the tax-effect of the repatriation.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

We recognize the tax benefit from uncertain tax positions only after determining that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  We regularly reassess the positions taken and record any changes, as appropriate.

Defined benefit plans

On December 31, 2010, we froze the plan benefits of our domestic defined benefit retirement plan.  Also, during 2010 we settled the obligations of our defined benefit supplemental executive retirement plan, which was contingent on the sale of Electrical.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, interest crediting rates, and mortality rates. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plan.  For our non-U.S. plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statements.

Severance, impairment and other associated costs

As a result of general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements, there is risk surrounding our ability to maintain the gross margins required to sufficiently fund operations.  Historically, our gross margins have been significantly affected by product mix and capacity utilization. The markets served by each of our segments are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold. Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period. In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and Chinese renminbi, which affect our U.S. dollar reported results of operations.

We record severance, asset impairments and other charges, such as contract termination costs, in response to declines in demand that lead to excess capacity, changing technology, efficiency improvement opportunities and other factors.  These costs, which we refer to as restructuring costs, are expensed when we determine that those costs have been incurred, and, also, that all of the requirements to accrue such expenses have been met in accordance with the applicable accounting guidance.  Restructuring costs are recorded based upon our best estimates at the time the action is initiated.  Our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If our estimates are too low, we are required to record additional expenses in future periods.  Conversely, we may reverse part of our initial charges if our initial estimates are too high.  Additionally, the cash flow impact of the activity may not be recognized in the same period that the expense has been incurred.

Debt issuance costs and debt discount

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt using the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of deferred loan costs and the debt discount are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 6, Debt, to the Consolidated Financial Statements.

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

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is based upon the estimated useful life of the assets using the straight-line method.  Our assets’ estimated useful lives range from 5 to 30 years for buildings and improvements and from 2 to 10 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and improvements are capitalized.  Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheets, and any resulting gains or losses are recognized in earnings.

We review the carrying amount and remaining useful life of our long-lived assets, which includes property, plant and equipment and definite-lived intangible assets, for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Other factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Assets held for sale

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

Software development costs

We capitalize costs incurred to develop or obtain internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred for training, data conversion, and maintenance, as well as spending in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in software under property, plant and equipment in our Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years.

New Accounting Pronouncements

Effective at the beginning of our fiscal year 2012, we retrospectively adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the presentation of comprehensive income.  These changes eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders' deficit and requires that all changes in shareholders' deficit be presented either in a single statement of comprehensive income or in two separate but consecutive statements.  The adoption of these changes affected our presentation of other comprehensive income in our Consolidated Financial Statements, but did not have any impact on our results of operations, financial position, or cash flows.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance, which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the amendment in the third quarter of fiscal 2012 and it did not have a material impact to its financial statements.

(2)	Inventory

Inventory as of December 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	2012	2011

Finished goods	$18,563	$18,768
Work in progress	4,276	5,650
Raw materials and supplies	8,595	12,550
	$31,434	$36,968

(3)	Property, plant and equipment

Property, plant and equipment as of December 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	2012	2011

Land	$745	$745
Buildings and improvements	8,047	11,658
Machinery and equipment	75,562	77,803
Software	2,753	--
Construction in progress	7,007	7,242
Property, plant and equipment, gross	$94,114	$97,448

Accumulated Depreciation	(64,708)	(68,843)
	$29,406	$28,605

Depreciation expense for years ended December 28, 2012, December 30, 2011 and December 31, 2010 was $7.3 million,  $8.6 million and $15.1 million, respectively.

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	2012	2011

Income taxes payable	$6,631	$7,047
Accrued compensation	9,242	10,553
Accrued restructuring costs	733	4,157
Deposit on pending divestitures (Note 16)	6,100	--
Other accrued expenses	21,491	23,178
	$44,197	$44,935

(5)	Intangible assets, net

Intangible assets as of December 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	2012	2011
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(2,833)	(2,365)
Technology	(2,000)	(2,000)
Total	(4,833)	(4,365)

Net intangible assets subject to amortization	467	935

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$3,067	$3,535

As of December 28, 2012, the weighted average useful life of intangible assets with finite lives was approximately one year.  Amortization expense for intangible assets was approximately $0.5 million, $1.3 million and $2.3 million for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(6)	Debt

Long-term debt, net of discount, as of December 28, 2012 and December 30, 2011 consisted of the following (in thousands):

	2012	2011
Oaktree term loans	$103,514	$--
Senior convertible notes	22,315	50,000
Senior credit facility	--	43,950
Less: Oaktree term loans discount	(29,076)	--
	$96,753	$93,950

Oaktree Term Loans

On November 7, 2012, we entered into a credit agreement with certain affiliates of investment funds managed by Oaktree Capital Management, L.P. (such affiliates of such investment funds collectively, “Oaktree”) pursuant to which Oaktree extended a new $75.0 million senior secured Term A Loan and exchanged $28.5 million of principal and unpaid interest of our outstanding senior convertible notes for a new $28.5 million secured Term B Loan. We used approximately $55.0 million of the proceeds to retire our senior credit facility and are using the remaining $20.0 million for working capital, transaction fees, general business purposes, and cash on hand.

Upon closing of the Oaktree term loans on November 20, 2012, we issued to Oaktree 36.7 million shares of our common stock and a warrant to purchase 19.9% of the common stock of Technitrol, our wholly-owned subsidiary.  Refer to discussion of the warrant in Note 7, Warrant and preferred stock.

The common stock and warrant granted to Oaktree had a fair value of $13.2 million and $16.4 million, respectively, as of November 20, 2012. The common stock and warrant have been recorded as a discount on the Oaktree loans and will be accreted to the carrying value of the Oaktree term loans over the loan term using the effective interest rate method.

As of December 28, 2012, the Oaktree term loans had a carrying value of $74.4 million, reconciled as follows:

	Term A	Term B	Total
Amount borrowed	$75,000	$28,514	$103,514
Discount associated with warrant and common stock	(21,449)	(8,154)	(29,603)
Carrying value, November 20, 2012	53,551	20,360	73,911
Accretion of discount	377	150	527
Carrying value, December 28, 2012	$53,928	$20,510	$74,438

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind (in the form of additional principal) for the first three years. These new term loans mature five years after the closing date and are (or will be) secured by a first lien on the collateral that secured our pre-existing senior secured credit facility and on our available unencumbered assets.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

Outstanding borrowings are subject to leverage covenants computed on a quarterly basis as of the most recent quarter end.   These covenants require the calculation of a rolling four-quarter EBITDA (as defined in the credit agreement). On March 11, 2013 Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants as further explained below. The Secured Leverage Ratio is calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters' EBITDA. The Total Net Debt Leverage Ratio is calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined in the credit agreement) and (b) our rolling four quarters' EBITDA.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The Secured Leverage and Net Debt Leverage Ratio requirements, as defined in the agreement are set forth in the table below:

Test Period End Date(s)	Secured Leverage Ratio	Total Net Debt Leverage Ratio
December 31, 2012 through December 31, 2013 (1)	11.00 to 1.00	12.00 to 1.00
March 31, 2014	5.00 to 1.00	5.50 to 1.00
June 30, 2014	4.90 to 1.00	5.20 to 1.00
September 30, 2014	4.80 to 1.00	5.00 to 1.00
December 31, 2014	4.50 to 1.00	4.50 to 1.00
March 31, 2015	3.50 to 1.00	3.50 to 1.00
June 30, 2015	3.40 to 1.00	3.40 to 1.00
September 30, 2015	3.30 to 1.00	3.30 to 1.00
Thereafter	3.00 to 1.00	3.00 to 1.00
(1) Subject to the forbearance agreement dated March 11, 2013.

In addition, we are required to maintain an unrestricted cash balance of $10.0 million (subject to the forbearance agreement dated March 11, 2013) and our capital expenditures are limited to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants in the fourth quarter of 2012 and for each quarter in 2013 in a forbearance and commitment letter dated March 11, 2013.  Oaktree agreed to forbearance with respect to the secured leverage ratio, the total net debt leverage ratio, and minimum liquidity restrictions.

The credit agreement also includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. Oaktree has agreed in the forbearance and commitment letter dated March 11, 2013 that we have provided notice with respect to the Halo Electronics case and the Turkish legal matter discussed in Note 10, Commitments and contingencies.  With respect to the Halo Electronics case, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans, until January 1, 2014 provided that the Company files an appeal following the court judgment in November 2012.  With respect to the Turkish legal matter, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans, until January 1, 2014.

On March 11, 2013, the Company entered into a letter agreement with Oaktree which included an incremental term loan commitment of $23.0 million upon which we may draw if our common stock is delisted and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of Term A Loan. In consideration for the forbearance and additional commitment we have agreed to adjust the conversion ratio for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).

Senior Convertible Notes

On December 22, 2009, we issued $50.0 million in senior convertible notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.

During the year ended December 28, 2012, the Company exchanged $28.5 million of principal and unpaid interest on our outstanding senior convertible notes for a $28.5 million secured Term B Loan as part of the Oaktree recapitalization. At December 28, 2012, we have $22.3 million of outstanding principal on our senior convertible notes.

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

Subject to certain fundamental change exceptions specified in the indenture, which generally pertain to circumstances in which the majority of our common stock is obtained, exchanged, or no longer trading on a national securities exchange, holders may require us to repurchase all or part of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.   However, we are not otherwise permitted to redeem the notes prior to maturity.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

In accordance with the credit agreement with Oaktree, we expect to offer each holder of our senior convertible notes the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  To the extent the holders of 90% of the outstanding senior convertible notes, including those exchanged by Oaktree in November 2012, exchange their notes under this optional exchange, then the principal amount of Oaktree's Term B Loan of $28.5 million will be reduced by 20%.

Senior Credit Facility

Prior to the Oaktree refinancing, we had a senior credit facility that provided for $55.0 million of borrowings in U.S. dollars, euro or yen, with a multi-currency facility that provided for the issuance of letters of credit in an aggregate amount not to exceed the equivalent of $1.0 million.  On March 9, 2012, we amended our senior credit facility and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings, reduced our permitted capital expenditures and reduced the available cash we were required to maintain.  We incurred fees and expenses related to the March 2012 amendment, including $1.3 million of fees upon execution of the amendment, legal fees, and other expenses.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.

In connection with the amendment to the credit facility completed in March 2012, we had issued to the then existing bank group warrants to purchase approximately 2.6 million shares of our common stock at an exercise price of $0.01 per share. The warrants vest over time if we did not repay the outstanding borrowings under the credit facility in full by certain dates. Consequently, warrants to purchase approximately 1.2 million shares of common stock became vested during the year ended December 28, 2012, of which 0.1 million warrants have been exercised.  Warrants to purchase approximately 1.4 million additional shares of common stock reverted back to us and were canceled upon the retirement of outstanding borrowings under the senior credit facility on November 20, 2012.

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs. The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation also took into account the probability that warrants will vest and become exercisable at June 28, 2012, September 28, 2012, and December 31, 2012.  These vesting probabilities were based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.

The senior credit facility was scheduled to mature in February 2013; however, we repaid the $55.0 million outstanding under the credit facility on November 20, 2012 in conjunction with the issuance of the Oaktree term loans.

Loss on Extinguishment of Debt

As a result of the Oaktree recapitalization transaction on November 20, 2012 and termination of our previous credit facility, the Company recorded a loss on early extinguishment of debt of $3.2 million, including the write-off of debt issuance costs of $1.7 million and lender fees incurred in connection with the recapitalization of $1.5 million.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at December 28, 2012, excluding future payment in kind interest elections made on our Oaktree term loans, are as follows (in thousands):

Year Ending
2013	$--
2014	22,315
2015	--
2016	--
2017	103,514
Thereafter	$--

(7)	Warrant and preferred stock

In accordance with the Investment Agreement with Oaktree dated November 7, 2012 ("Investment Agreement"), we issued to Oaktree a warrant to purchase 19.9% of the common stock of a wholly-owned subsidiary of the Company.  The warrant was issued pending shareholder approval of an amendment to the Company's Articles of Incorporation to authorize the issuance of Series A preferred stock ("preferred stock").  Upon approval of the amendment at a special shareholder meeting on January 21, 2013, the warrant was terminated and 1,000 shares of preferred stock were issued to Oaktree in accordance with the Investment Agreement.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The preferred stock, which has no par value, ranks, with respect to any matter including any dividend, distribution rights or redemption rights, equally in priority and preference to all of our common stock, except that (i) in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the preferred stock are entitled to be paid out of the assets available for distribution to our shareholders, before any payment is made to the holders of our common stock, in an amount per share equal to 10 cents, and (ii) the holders of the preferred stock have limited voting rights with respect to matters affecting the rights of the preferred stock.

In accordance with the Investment Agreement, the preferred stock will convert into common stock at such time that the $22.3 million of senior convertible notes has been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  As of December 28, 2012, in accordance with the Investment Agreement, the preferred stock will automatically convert into such number of shares of our common stock that would result in Oaktree having received 64.38% of our total common stock on a pro forma fully diluted basis (as defined in the Investment Agreement).  The number of shares of common stock into which the preferred stock will be converted is dependent upon the number of common shares outstanding at the date of conversion.  The number of shares of common stock outstanding may change significantly depending upon the outcome of an Exchange Offer that we expect to commence no later than June 30, 2013 in accordance with the Investment Agreement.  Under the Exchange Offer, we expect to offer the convertible bondholders the option to receive (i) new Term B Loan debt in exchange for its senior convertible notes in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock.

We allocated $16.4 million of proceeds from the Oaktree term loans to the warrant liability at the issuance date in November 2012. The fair value of the warrant liability was determined to be equal to the estimated incremental equity value of the Company to be transferred to Oaktree upon the issuance of the preferred stock and termination of the subsidiary warrant. This estimated incremental equity value represents the value associated with the increase in Oaktree's ownership from 49.0% to 64.38% of our total common stock on a pro forma fully diluted basis (as defined in the Investment Agreement). We determined the equity value using the fully diluted common shares outstanding as of November 20, 2012 and then derived the estimated incremental equity value attributed to the preferred stock.  In addition, we calculated our business enterprise value using both an income approach and a market approach in order to validate that the estimated business enterprise value implied in our warrant liability valuation was reasonable. The income approach calculation was based on the discounted cash flow method and utilized Level 3 inputs, including our revenue and expense projections, a weighted average cost of capital, and a long-term growth rate. The market approach calculations utilized Level 3 inputs, including our revenue and expense projections, EBITDA multiples determined by current trading market multiples of earnings for companies operating in businesses similar to us, revenue multiples related to recent acquisitions of companies operating in businesses similar to us, and a control premium. The warrant liability is subject to a fair value mark-to-market adjustment each period.

At December 28, 2012, we recorded a fair value mark-to-market adjustment of $4.2 million to adjust the warrant liability to its fair value of $12.2 million. The $4.2 million unrealized gain is recorded in other income (expense), net. The change in the fair value of the warrant liability is primarily driven by the change in the trading price of the Company’s common stock.

As discussed in Note 6, Debt, the preferred stock conversion ratio was adjusted in March 2013 from 64.38% to 67.9% of total common stock on a pro forma fully diluted basis (as defined in the Investment Agreement) in connection with a forbearance and additional commitment letter with Oaktree.

(8)	Income taxes

For the years ended December 28, 2012, December 30, 2011, and December 31, 2010, our loss from continuing operations before income taxes was as follows (in thousands):

	2012	2011	2010
Domestic	$(138,770)	$(14,242)	$1,293
Non-U.S.	113,999	(10,413)	(26,339)
Total	$(24,771)	$(24,655)	$(25,046)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

For the years ended, December 28, 2012, December 30, 2011, and December 31, 2010, our income tax expense was as follows (in thousands):

Current:	2012	2011	2010
Federal	$602	$655	$--
State and local	102	36	88
Non-U.S.	8,234	(1,971)	3,765
	8,938	(1,280)	3,853
Deferred:
Federal	124	10,912	(245)
State and local	-	5,777	(37)
Non-U.S.	(2,083)	7,834	(880)
	(1,959)	24,523	(1,162)
Net tax expense	$6,979	$23,243	$2,691

Also, income tax expense related to our discontinued operations was zero, $0.3 million and $0.8 million for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

A reconciliation of the U.S statutory federal income tax rate with our effective income tax rate was as follows:

	2012		2011		2010
U.S. statutory federal income tax rate	35%		35%		35%
Decrease (increase) resulting from:
State and local income taxes, net of federal tax effect	(1)		4		--
Non-deductible expenses and other	(62)		(20)		(16)
Withholding taxes	(9)		(5)		(2)
Non-U.S. income subject to U.S. income tax	-		5		(8)
Tax credits	62		16		15
Tax effect of intangible impairment	-		--		(35)
Tax effect of valuation allowance and Section 382/383 limitations	(214)		(129)		--
Foreign rate differential	161		--		--
Effective tax rate	(28	) %	(94	) %	(11	) %

The 2012 effective tax rate was primarily impacted by a tax reserve that was recorded in connection with an audit in a non-U.S. jurisdiction as well as U.S. and foreign withholding taxes incurred. The 2012 effective tax rate was not impacted by the change in our assertion of previously permanently reinvested foreign earnings and the establishment of a deferred tax liability, due to available offsetting valuation allowance in the U.S. The effective tax rate for the year ended December 30, 2011 reflects the impact of recording a valuation allowance in 2011. At December 28, 2012 and December 30, 2011, we had approximately $7.9 million and $17.3 million of unrecognized income tax benefits, of which $4.1 million and $8.0 million were classified as other long-term liabilities, respectively.  If all of our tax benefits were recognized as of December 28, 2012, approximately $2.5 million would impact the 2012 effective tax rate.  A reconciliation of the total gross unrecognized tax benefits for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 was as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at the beginning of the year	$17,300	$17,686	$23,237

Additions to tax positions related to current year	1,415	6,558	1,555
Reductions to tax positions related to prior years	(7,090)	(1,846)	(5,005)
Lapses in statutes of limitation	(3,745)	(5,098)	(2,101)

Unrecognized tax benefits at the end of the year	$7,880	$17,300	$17,686

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense.  As of December 28, 2012, we have approximately $0.3 million accrued for interest and/or penalties related to uncertain income tax positions.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The income tax expense for December 28, 2012, December 30, 2011, and December 31, 2010 was as follows (in thousands):

	2012		2011		2010
Income tax expense	$(6,979)		$(23,243)		$(2,691)
Effective tax rate	(28%	)	(94%	)	(11%	)

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2008 are subject to future examination by local tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.   With the exception of an anticipated audit settlement in one of our foreign jurisdictions of approximately $1.0 million, we do not expect our unrecognized tax benefits to change within the next twelve months.  However, such balances may change on a quarterly basis during 2013.

Several of our foreign subsidiaries continue to operate under tax holidays or incentive arrangements as granted by certain foreign jurisdictions.  The nature and extent of such arrangements vary, and the benefits of most arrangements will phase out in the future according to the specific terms and schedules as set forth by the particular tax authorities having jurisdiction over the arrangements.  For example, the remaining tax holidays applicable to most of our PRC earnings expired in 2010.  In the years ended December 28, 2012, December 30, 2011 and December 31, 2010, taxes on foreign earnings were favorably (unfavorably) impacted by tax holidays and other incentives in certain foreign jurisdictions by $(0.5) million, $0.2 million and $0.7 million, respectively. In 2011 and 2012 the amount of benefit related to tax holidays was reduced due to losses and valuation allowances.

Deferred tax assets and liabilities from continuing operations included the following (in thousands):

Assets:	2012	2011
Inventories	$1,132	$794
Plant and equipment	6,155	6,189
Vacation pay and other compensation	218	498
Pension expense	928	613
Stock awards	68	77
Accrued liabilities	1,522	1,788
Net operating losses – federal, state and foreign	22,216	40,130
Tax credits	10,780	20,770
Acquired intangibles	4,120	8,800
Other	8,246	124
Total deferred tax assets	55,385	79,783
Valuation allowance	(44,697)	(67,556)
Net deferred tax assets	$10,688	$12,227

Liabilities:
Foreign earnings not permanently invested	$9,535	$11,494
Restructuring	1,551	1,551
Acquired intangibles	529	461
Other	3,282	1,309
Total deferred tax liabilities	14,897	14,815
Net deferred tax liabilities	$(4,209)	$(2,588)

Short-term deferred tax assets	$1,056	$1,332
Short-term deferred tax liabilities	(92)	(3,816)
Long-term deferred tax assets	2,443	8,549
Long-term deferred tax liabilities	(7,616)	(8,653)
Net deferred tax liabilities	$(4,209)	$(2,588)

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 28, 2012, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets.  We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. The decrease in the valuation allowance as of December 28, 2012 is primarily a result of a write-off of deferred tax assets that we have a limited ability to utilize as a result of the Oaktree transactions in November 2012. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Unless utilized, our net operating losses will expire in fiscal years 2014 through 2027, our foreign tax credit carry forwards will start to expire in 2013 and our research and development credit carry forwards will start to expire in 2019.

In the fourth quarter of 2012, we reassessed our previous assertion with regard to permanently invested foreign earnings.  As a result of our assessment of our potential cash needs in the U.S. in conjunction with certain distributions in 2012 we determined that $40.0 million of previously unremitted foreign earnings would not be permanently reinvested and therefore we recorded a deferred tax liability in 2012 for the net tax-effect of these earnings. Aside from this change, we have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations and, thus are permanently reinvested outside of the U.S. for the majority of our foreign earnings. The majority of our cash requirements are generated by our non-U.S. subsidiaries, our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S. In addition, we expect to use a significant portion of the cash to service debt outside of the U.S. We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S.  As of December 28, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $13.6 million. We do not anticipate the need to repatriate any of this cash.  Should we need to repatriate this cash, the tax affect of repatriation will be minimized by other tax attributes, offsetting the tax-effect of the repatriation.

As of December 28, 2012, there are approximately $134.8 million of accumulated and undistributed earnings in these foreign subsidiaries. Unrecognized taxes on these undistributed earnings are estimated to be approximately $28.4 million.

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

Our net pension cost/ (income) related to our defined benefit plans was $0.1 million, $(0.8) million and $1.1 million in the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively, which included the following components (in thousands):

	2012	2011	2010
Service cost	$--	$38	$296
Interest cost	1,685	1,811	1,860
Expected return on plan assets	(1,615)	(2,496)	(2,290)
Amortization of transition obligation	5	5	5
Amortization of prior service costs	1	3	17
Recognized actuarial gains	--	(26)	--
Curtailment gains	(18)	(152)	(1,031)
Special termination benefits	--	--	2,225
Net periodic pension cost (income)	$58	$(817)	$1,082

Included in the $0.8 million of pension income recorded during the year ended December 30, 2011 was a curtailment gain of approximately $0.2 million related to one of our non-U.S. defined benefit retirement plans. For the year ended December 31, 2010, we incurred approximately $2.2 million of special termination benefits related to the settlement of our defined benefit executive supplemental retirement plan that was triggered by the sale of Electrical. These charges were allocated to our discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010. Also, included in the net pension cost for the year ended December 31, 2010 was a curtailment gain of approximately $1.0 million related to our domestic defined benefit retirement plan, which was caused by the freezing of benefits under such plan at December 31, 2010.

The financial status of our defined benefit plans at December 28, 2012 and December 30, 2011 was as follows (in thousands):

	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38,195	$34,628
Service cost	--	38
Interest cost	1,685	1,811
Actuarial losses	2,969	3,699
Benefits paid	(2,152)	(1,934)
Plan curtailments	(61)	(47)

Projected benefit obligation at end of year	$40,636	$38,195

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$33,569	$32,459

Actual return on plan assets	3,592	2,880
Employer contributions	108	164
Benefits paid	(2,152)	(1,934)

Fair value of plan assets at end of year	$35,117	$33,569

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$235	$181
Non-current liabilities	(5,754)	(4,807)
Net amount recorded	$(5,519)	$(4,626)

The accumulated benefit obligations for the defined pension plans were $40.2 million and $37.5 million as of December 28, 2012 and December 30, 2011, respectively.  The unrecognized components of our net periodic pension costs have been included in accumulated other comprehensive income.  For the years ended December 28, 2012 and December 30, 2011, the accumulated other comprehensive income for our defined benefit plans included the following components (in thousands):

	2012	2011
Actuarial losses	$(4,027)	$(3,096)
Plan curtailment	(84)	(84)
Amortization of prior service costs	(20)	(21)
Amortization of transition obligations	(7)	(10)
Accumulated other comprehensive income	$(4,138)	$(3,211)

The pension cost to be amortized from accumulated other comprehensive income in 2013 related to our defined benefit pension plans is expected to be less than $0.1 million.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets as of December 28, 2012 and December 30, 2011 were as follows (in thousands):

	2012	2011
Projected benefit obligation	$40,477	$37,833
Accumulated benefit obligation	$40,384	$37,725
Plan assets	$34,723	$33,026

We expect to contribute approximately $1.1 million to our defined benefit plans in 2013.  Additionally, we expect to make benefit payments in 2013 of approximately $2.1 million from our defined benefit plans.

Our domestic defined benefit retirement plan has been subject to a claim by the Pension Benefit Guarantee Corporation (“PBGC”) relating to the sale of our Electrical segment in 2010. Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination. In February 2013, we had preliminary discussions with the PBGC whereby we offered to make periodic payments through fiscal 2019 to fund the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of December 28, 2012. There can be no assurance that the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The defined benefit plans’ weighted-average asset allocations at December 28, 2012 and December 30, 2011 were as follows:

Asset category:	2012	2011
Equity securities	11%	10%
Fixed income securities	89%	88%
Other	0%	2%
Total	100%	100%

Our asset allocation policy is reviewed at least quarterly. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, and possible payment of additional benefits, potential plan termination and tolerance for risk and cash requirements for benefit payments.

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 28, 2012 is as follows (in millions):

	2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
Corporate bonds (2)	30.8	30.8	--	--
Short-term debt securities (3)	0.5	0.5	--	--
Equity securities:
Domestic small-cap value (4)	1.1	1.1	--	--
Domestic mid-cap value (5)	2.1	2.1	--	--
International diversified value (6)	0.5	0.5	--	--
Fair value of plan assets	$35.1	$35.1	$--	$--

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 30, 2011 is as follows (in millions):

	2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
Corporate bonds (2)	29.1	29.1	--	--
Short-term debt securities (3)	1.0	1.0	--	--
Equity securities:
Domestic small-cap value (4)	1.0	1.0	--	--
Domestic mid-cap value (5)	1.9	1.9	--	--
International diversified value (6)	0.5	0.5	--	--
Fair value of plan assets	$33.6	$33.6	$--	$--

(1)	See Note 15, Fair Value Measurements, for a description of the three levels within the fair value hierarchy.
(2)	Debt securities that specialize in investment grade bonds of institutional investors and other treasury related securities.
(3)	Generally, money market securities that maintain cash for interim purchases.
(4)	Equity securities that focus on domestic public companies with low market capitalization.
(5)	Equity securities that focus on domestic public companies with a mid-rated market capitalization.
(6)	Equity securities that focus on international public companies but diversify their market capitalization to limit investment.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Our discount rate assumption is determined based on high-quality fixed income investments that match the duration of our expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount our expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plans.  For our non-U.S. plans, we use the market rates for high quality corporate bonds to derive our discount rate assumption.  To develop our expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns of each asset class, weighted by the target asset allocations.

The assumptions used to develop our defined benefit plan data were as follows:

	2012	2011
Discount rate	4.1%	4.6%
Annual compensation increases	N/A	N/A
Expected long-term rates of return on plan assets	5.0%	8.0%

Our measurement date is the last day of the calendar year.

The following table shows our expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2013	$2,054
2014	2,055
2015	2,054
2016	2,137
2017	2,161
Thereafter	30,176

Some of our non-U.S. subsidiaries have defined contribution pension plans which provide benefits for substantially all of their employees.  The net pension expense pertaining to these plans included in our results of operations for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 were $1.1 million, $1.2 million and $2.6 million, respectively.

We maintain a defined contribution 401(k) plan that covers substantially all of our U.S. employees.  The total contribution expense under the 401(k) plan was approximately $0.9 million, $1.0 million and $0.3 million in 2012, 2011 and 2010, respectively. During 2009, we amended these plans and temporarily suspended employer matching contributions.  However, the matching contribution was fully reinstated at the beginning of our 2011 fiscal year.

(10)	Commitments and contingencies

We conduct a portion of our operations on leased premises, and also lease certain equipment under operating leases.  Total rental expense for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 were $5.1 million, $6.3 million and $6.9 million, respectively.  The aggregate minimum rental commitments under non-cancelable leases in effect at December 28, 2012 were as follows (in thousands):

Year Ending
2013	3,294
2014	2,326
2015	1,786
2016	1,234
2017	733
Thereafter	1,164
$10,537

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringe certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages.  On November 26, 2012, the jury returned a verdict ruling in favor of Halo Electronics, Inc. and found that Pulse willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785.  The court judgment has ordered Pulse to pay Halo approximately $2.0 million for past damages and interest.  In addition to the award of past damages, the court has awarded a future remedy whereby we pay Halo a royalty on all domestic future sales under licenses to use these patents.

In light of the Court’s summary judgment order and its ruling that we are liable with respect to direct infringement, during the fiscal year 2012 we recorded an increase to our legal reserve of approximately $1.8 million compared to $0.2 million in the prior year.  We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings, including but not limited to infringement.  During the years ended December 28, 2012 and December 30, 2011, we incurred approximately $1.2 million and $0.8 million of legal expenses, respectively, related to this matter.

The Company is also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year assessments on non-income tax related assessments relating to our former operations. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. The initial judgment ordered the Company to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, the Company recorded an increase to our legal reserve of $3.7 million.

(11)	Accumulated other comprehensive income

A reconciliation of our accumulated balances for each component of other comprehensive income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively, is as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding (Losses) Gains on Securities	Total
Balance at December 31, 2010	$252	$23,736	$5	$23,993

Current year changes	(3,463)	1,440	7	(2,016)

Balance at December 30, 2011	$(3,211)	$25,176	$12	$21,977

Current year changes	$(922)	$(352)	--	(1,274)

Balance at December 28, 2012	$(4,133)	$24,824	$12	$20,703

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)	Stock-based compensation

We have an incentive compensation plan for our employees and outside directors.  One component of this plan is restricted stock units, which grants the recipient the right of ownership of our common stock, generally conditional on continued service for a specified period.  Another component is stock options.  The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 (in thousands):

	2012	2011	2010
Restricted stock	$957	$1,054	$1,833
Stock options	932	769	13
Income tax benefit	--	--	(646)
Total after-tax stock-based compensation expense	1,889	1,823	1,200

Total stock-based compensation included in:
Selling, general and admistrative expenses	1,889	1,639	1,846
Severance, impairment and other associated costs	--	184	--

The income tax benefit for the period ended December 28, 2012 and December 30, 2011 is $0 due to the establishment of a full valuation allowance on deferred tax assets in the fourth quarter of 2011.

Restricted stock and units:

The value of restricted stock and units issued is based on the market price of the stock at the award date.  We retain the restricted shares until the continued service requirement has been met.  The market value of the shares at the date of grant is charged to expense on a straight-line basis over the three-year vesting period, except for shared granted to outside directors which are expensed on a straight-line basis over one year. Cash awards, which are no longer issued, but have been made in the past, were intended to assist recipients with their resulting personal tax liability. These cash awards were based on the market value of the shares and were accrued over the vesting period.  If the recipient made an election under Section 83(b) of the Internal Revenue Code, the expense related to the cash award was generally fixed based on the value of the awarded stock on the grant date.  If the recipient did not make the election under Section 83(b), the expense related to the cash award would fluctuate based on the current market value of the shares, subject to limitations set forth in our restricted stock plan.  The Company does not expect to make these types of cash awards in the future.

A summary of our restricted stock activity for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, is as follows (in thousands, except per share data):

	2012		2011		2010
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock and units	580	$3.97	420	$6.69	330	$11.92
Granted	589	1.12	369	3.47	238	3.76
Vested	(103)	1.36	(112)	11.77	(123)	15.03
Forfeited/canceled	(31)	1.06	(97)	4.87	(25)	5.80
Ending nonvested restricted stock and units	1,035	$2.69	580	$3.97	420	$6.69

As of December 28, 2012, there was approximately $0.9 million of total unrecognized compensation cost related to restrict stock grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock options:

Stock options are granted at no cost to the employee and, under our plan agreement, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  These options expire seven years from the date of grant and generally vest pro rata over four years.  We value our stock options according to the fair value method using the Black-Scholes option pricing model.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

A summary of our stock option activity for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively, is as follows (in thousands, except per share data):

	2012			2011			2010
	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Grant Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	1,252	$4.64		157	$7.41		82	$17.53
Granted	43	0.73		1,269	4.66		480	4.97
Exercised	--	--		(1)	3.72		--	--
Forfeited/canceled	(22)	4.83		(173)	7.25		(405)	6.58
Ending stock options outstanding	1,273	4.51	--	1,252	4.64	20	157	7.41	--
Ending stock options exercisable	240	$4.37	--	16	$4.75	--	38	$16.55	--

The weighted-average fair value of all stock options issued during 2012 was calculated as $0.73 per share on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions of our stock options issued during 2012, 2011 and 2010 based on the date of grant are as follows:

	2012	2011	2010
Dividend yield	1.4%	1.4%	2.0%
Volatility	80.4%	80.4%	76.6%
Risk-free interest rate	1.7%	1.7%	2.1%
Expected life (years)	4.8	4.8	4.8

The exercise prices of the options outstanding as of December 28, 2012 range from $0.73 per share to $6.15 per share.  As of December 28, 2012, there was approximately $1.6 million of total unrecognized compensation costs related to our outstanding stock option grants.  Tax benefits from deductions in excess of the compensation cost of stock options exercised are required to be classified as cash inflows from financing activities.  There was no effect on the current or prior year net cash used in or provided by operating activities or the net cash used in or provided by financing activities.  In the year ended December 30, 2011, there were 900 stock options exercised, however we have not realized any excess tax benefits in connection with the exercise of these stock options due to the fact that we have recorded a net loss in the period. There were no stock options exercised during the years ended December 28, 2012 and December 31, 2010. There have been no amounts of stock-based compensation cost capitalized into inventory or other assets during any period presented in the Consolidated Financial Statements.

(13)	Per share amounts

For the years ended December 28, 2012, December 30, 2011 and December 31, 2010, our loss per share calculations were as follows (in thousands, except per share amounts):

	2012	2011	2010
Net loss from continuing operations	$(31,750)	$(47,898)	$(27,737)
Net loss from discontinued operations	(345)	(28)	(9,679)
Less: Net (loss) earnings attributable to non-controlling interest	(109)	(88)	987
Net loss attributable to Pulse Electronics Corporation	$(31,986)	$(47,838)	$(38,403)

Basic loss per share:
Shares	46,673	41,182	40,990
Continuing operations	$(0.68)	$(1.16)	$(0.70)
Discontinued operations	(0.01)	(0.00)	(0.24)
Per share amount	$(0.69)	$(1.16)	$(0.94)

Diluted loss per share:
Shares	46,673	41,182	40,990
Continuing operations	$(0.68)	$(1.16)	$(0.70)
Discontinued operations	(0.01)	(0.00)	(0.24)
Per share amount	$(0.69)	$(1.16)	$(0.94)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Basic loss per share was calculated by dividing our net loss by the weighted average number of common shares outstanding during the year, excluding restricted shares which are considered to be contingently issuable.  To calculate diluted earnings per share, common share equivalents would be added to the weighted average number of common shares outstanding.  Common share equivalents would be computed based on the number of outstanding options to purchase common stock and unvested restricted shares, as calculated using the treasury stock method.  However, in years when we have a net loss, or the exercise price of stock options by grant are greater than the actual stock price as of the end of the year, those common share equivalents are anti-dilutive and we exclude them from our calculation of our per share amounts.  As we had a net loss for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, we did not include any common stock equivalents in the calculation of diluted earnings per share.  There were approximately 1,273,000, 1,252,000, and 157,000 stock options outstanding as of December 28, 2012, December 30, 2011 and December 31, 2010, respectively.  Also, we had unvested restricted shares and units outstanding of approximately 1,035,000, 580,000, and 420,000 as of December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

The dilutive effect of our convertible senior notes is also included in our diluted earnings per share calculation using the if-converted method.  Interest attributable to the convertible senior notes, net of tax, is added back to our net earnings for the period, and the total shares that would be converted if the notes were settled at the end of the period are added to the weighted average common shares outstanding.  However, in periods when we have a net loss or the amount of interest attributable to the convertible senior notes, net of tax, per the potential common shares obtainable in a conversion exceeds our basic earnings per share; the overall effects of the convertible senior notes are anti-dilutive and are excluded from the calculation of diluted earnings per share.  For the years ended December 28, 2012, December 30, 2011, and December 31, 2010, the effect of our convertible senior notes were anti-dilutive, so they were excluded from the calculation of diluted earnings per share.

(14)	Severance, impairment and other associated costs

Year Ended December 28, 2012

During the year ended December 28, 2012 the total charges of $5.9 million which included $3.9 million for severance, lease termination and other costs associated with our restructuring program initiated in 2010 to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities.  Additionally, $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance, and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.  These amounts were partially offset by a $0.2 million favorable settlement of a lease obligation in the fourth quarter of 2012 for our former corporate headquarters.

As of December 28, 2012, we had $0.7 million accrued for costs associated with our ongoing restructuring actions, of which a majority is expected to be paid within one year.

Year Ended December 30, 2011

During the year ended December 30, 2011, total charges of $14.7 million included severance and related costs of $13.7 million, $0.8 million of fixed asset write-downs that are no longer in use, and a $0.2 million write-down of a manufacturing facility to its fair value. Of the $13.7 million of severance and related costs charge incurred during the year ended December 30, 2011, approximately $3.5 million related to the transition and reorganization of our corporate headquarters in North America, which was initiated in the first quarter of 2011 and was completed before the end of 2011.   Approximately 30 employees have been severed under this program.

Additionally, we incurred approximately $6.3 million of severance and related costs.  These costs were primarily related to four plant closures in China and reductions in staff at other facilities in China as we shift manufacturing to lower cost facilities. As part of this program, approximately 2,400 direct labor employees were severed.

Year Ended December 31, 2010

During the year ended December 31, 2010 we determined that approximately $29.7 million of our Wireless reporting unit’s goodwill and identifiable intangible assets were impaired, including $3.6 million of technology related to our audio products.  Also, we recorded an impairment of $0.3 million for an indefinite-lived tradename during 2010. Additionally, we incurred a charge of $2.7 million for a number of cost reduction actions.  These charges included severance and related costs of $1.9 million and fixed asset impairments of $0.8 million. The impaired assets were identified in 2010 and primarily include machinery and equipment that were unable to be cost-efficiently repaired or refitted for other manufacturing purposes.

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

In the fourth quarter of 2010, we initiated a restructuring program to reduce and reorganize the capacity of our manufacturing plants in China.  Related to this program we incurred approximately $1.0 million for severance and other associated costs of approximately 530 employees in our direct workforce.  A restructuring program was also initiated at our location in Finland to better match the administration and engineering costs of our Wireless segment to current demand, which was completed during the fourth quarter of 2010.  Related to this program we incurred approximately $0.6 million for severance and other associates costs for approximately 40 employees.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The change in accrued expenses related to severance and other associated costs (excluding asset impairments) for the year ended December 28, 2012, December 30, 2011 and December 31, 2010 as follows (in thousands):

Balance accrued at December 25, 2009	$1.4

Net expense	1.9
Cash payments	(2.1)
Non-cash charges	(0.6)

Balance accrued at December 31, 2010	0.6

Net expense	13.7
Cash payments	(9.6)
Non-cash charges	(0.5)

Balance accrued at December 30, 2011	4.2
Net expense	5.0
Cash payments	(8.2)
Non-cash charges	(0.3)

Balance accrued at December 28, 2012	$0.7

(15)	Fair Value Measurements

The following table presents the classification and fair values of our derivative instruments not designated as hedges in our Consolidated Balance Sheets and our Consolidated Statement of Operations (in millions):

Consolidated Balance Sheets
Asset (Liability) derivative

		Year Ended
Derivatives	Classification	December 28, 2012	December 30, 2011
Foreign exchange forward contracts	Prepaid expenses and other current assets	$--	$0.2
Warrant	Warrant liability	(12.2)	--
Total		$(12.2)	$0.2

Consolidated Statement of Operations
Unrealized/realized gains/(losses)

		Year Ended
Derivatives	Classification	December 28, 2012	December 30, 2011
Foreign exchange forward contracts	Other income (expense), net	$--	$(0.1)
Warrant	Other income (expense), net	4.2	--
Total		$4.2	$(0.1)

We categorize our financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

Level 1 -	Financial assets and liabilities whose values are based on quoted prices for identical assets or liabilities in an active public market.

Level 2 -
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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 28, 2012 (in millions):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$12.2	$--	$--	$12.2
Total	$12.2	$--	$--	$12.2

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 30, 2011 (in millions):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Prepaid expenses and other current assets(1)	$0.2	$--	$0.2	$--
Total	$0.2	$--	$0.2	$--

(1)	Amounts include forward contracts outstanding in our Consolidated Balance Sheets.

The warrant liability measured at fair value on a recurring basis was $12.2 million and $0 million as of December 28, 2012 and December 30, 2011, respectively. The valuation of the warrant liability is based on an estimated business enterprise value, which includes significant unobservable inputs that makes the preferred stock liability a Level 3 measurement. Refer to the discussion of the valuation methodology and assumptions in Note 7, Warrant and preferred stock.

A reconciliation of the warrant liability, issued on November 20, 2012, for the year ended December 28, 2012 is as follows (in thousands):

Fair value at issuance, November 20, 2012	$16,381

Fair value, December 28, 2012	12,175

Unrealized gain (included in other income (expense), net)	$4,206

As of December 28, 2012, the estimated fair value of our senior convertible notes was approximately $15.3 million, as determined through the use of Level 2 fair value inputs.  As of December 28, 2012, the estimated fair value of our Oaktree term loans was approximately $74.4 million. The fair value of the Oaktree term loans is derived from a model that includes significant unobservable inputs which make the Oaktree term loans a Level 3 measurement.These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

The fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their carrying amounts due to their short-term nature.

(16)	Divestitures and assets held for sale

During 2012, we recorded $0.3 million of costs incurred in connection with an unfavorable litigation outcome involving our former Medtech components business which was sold in 2009.

During 2011, we recorded $0.6 million of other income to reflect updated estimates of the net proceeds we expect to receive upon the disposition of the remaining operations of Electrical, offset by $0.6 million of costs incurred in connection with the Electrical sale to reimburse the buyer for certain contingent costs that we were obligated to pay under the sale agreement.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

During 2010, we completed the divestiture of our former Electrical business in Europe and Asia to Tinicum Capital Partners II, L.P.  Our net cash proceeds were approximately $53.3 million in cash, including normal working capital adjustments and other financial adjustments.  On January 4, 2010, we divested Electrical’s North American operations for an amount immaterial to our Consolidated Financial Statements.  Electrical produced a full array of precious metal electrical contact products that range from materials used in the fabrication of electrical contacts to completed contact subassemblies.  Net proceeds from each transaction, after funding related retirement plan obligations and transaction costs, were used to repay outstanding debt.  We have no material continuing involvement with our former Electrical business in Europe and Asia.

During 2010, we reflected the results of our Medtech components business and microelectromechanical systems microphone (“MEMS”) businesses as a discontinued operation on the Consolidated Statements of Operations. These businesses were divested during 2009.

The following table presents net sales and pre-tax income from discontinued operations for years ended December 28, 2012, December 30, 2011 and December 31, 2010 (in thousands):

	Years Ended
	2012	2011	2010
Net sales	$--	$--	$203,202
Loss before income taxes	(345)	(28)	(8,845)

During 2012, we entered into a series of definitive agreements with an acquirer for the sale of three of our manufacturing plants in China and equipment related to our encapsulated transformer product line.  We completed the sale of our encapsulated transformer assets and one of our manufacturing plants and recognized a $0.7 million gain for the sale of these assets.  The remaining assets included under these definitive agreements are pending the completion of certain administrative closing conditions in China.  During fiscal 2012, we received $6.1 million in cash deposits in connection with the pending asset sales under these definitive agreements.  As of December 28, 2012, these remaining assets have a net carrying value of $5.7 million and are classified as held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheets.  We expect to complete these sales in the first quarter of 2013.

During 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Consolidated Balance Sheets.  During 2012, we completed the sale of a portion of this real estate for an amount immaterial to our Consolidated Financial Statements and are actively marketing the remaining properties. These assets remain classified as held for sale at December 28, 2012 and have a net carrying value of approximately $1.8 million.

(17)	Statement of cash flow supplementary information

The following table presents our non-cash investing and financing activities and other supplemental cash flow disclosure for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 (in thousands):

	2012	2011	2010
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,548	$1,245	$--
Debt issuance costs included in accounts payable	1,247	--	--
Common stock and warrant issued in connection with Oaktree recapitalization	29,603	--	--
Warrant issued in connection with senior credit facility amendment	2,013	--	--
Cash payments made during the year:
Income taxes	10,039	8,147	9,544
Interest	$6,973	$6,145	$5,371

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)	Quarterly financial data (unaudited)

Quarterly results (unaudited) for the years ended December 28, 2012 and December 30, 2011 are summarized as follows (in thousands, except per share data):

	Quarter Ended
2012:	March 30	June 29	Sept. 28	Dec. 28
Net sales	$94,135	$100,383	$88,233	$90,418
Gross profit	18,398	19,204	16,952	19,717

Net loss from continuing operations	$(4,303)	$(6,494)	$(8,924)	$(12,029)
Net loss from discontinued operations	--	--	--	(345)
Net loss (earnings) attributable to non-controlling interest	197	97	(35)	(150)
Net loss attributable to Pulse Electronics Corporation	$(4,106)	$(6,397)	$(8,959)	$(12,524)

Basic loss per share	$(0.10)	$(0.15)	$(0.21)	$(0.21)
Diluted loss per share	$(0.10)	$(0.15)	$(0.21)	$(0.21)

	Quarter Ended
2011:	April 1	July 1	Sept. 30	Dec. 30 (1)
Net sales	$88,039	$94,758	$96,014	$90,473
Gross profit	18,424	22,373	22,101	17,238

Net loss from continuing operations	$(4,989)	$(4,461)	$(988)	$(37,460)
Net earnings (loss) from discontinued operations	612	--	(270)	(370)
Net (earnings) loss attributable to non-controlling interest	(48)	(44)	118	62
Net loss attributable to Pulse Electronics Corporation	$(4,425)	$(4,505)	$(1,140)	$(37,768)

Basic loss earnings per share	$(0.11)	$(0.11)	$(0.03)	$(0.92)
Diluted loss earnings per share	$(0.11)	$(0.11)	$(0.03)	$(0.92)

(1)	During the fourth quarter of 2011, we recorded an income tax valuation allowance of $32.5 million. Refer to Note 8, Income taxes, for additional information.

(19)	Segment and geographical information

We operate our business in three reportable segments:  Network, Power and Wireless.  Network produces a variety of passive components that manage and regulate electronic signals for use in a variety of devices. These devices are used in local and wide area networks, such as connectors, filters, filtered connectors, transformers, splitters, micro-filters, baluns and chokes.  Power primarily manufactures products that; adjust and ensure proper current and voltage, limit distortion of voltage, sense and report current and voltage and cause mechanical movement or actuation. These products include power transformers, chokes, current and voltage sensors, ignition coils, automotive coils and military and aerospace products.  Wireless manufactures products related to the capture or transmission of wireless communication signals, such as antennas, antenna modules and antenna mounting components.

Selling, general and administrative expenses related to the world-wide operation, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based the ratio of its respective budgeted net sales to our consolidated total budgeted net sales.

Our Chief Operating Decision Maker (“CODM”), which we have identified as our Chief Executive Officer, allocates resources and assesses the performance of each segment based on a review of each segment’s net sales and operating profit excluding severance, impairment and other associated charges and costs related to unsolicited takeover attempt.  We do not allocate severance, impairment and other associated charges, costs related to unsolicited takeover attempt, interest income, interest expense, other income, other expense or income taxes per segment.  Also, the CODM does not review a measure of segment assets.   Many of our long-term assets, including manufacturing facilities and equipment, are shared between our segments; therefore, capital expenditures related to long-term assets cannot be assigned to a specific segment.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Net sales and operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring costs, legal reserve and costs related to unsolicited takeover attempt per segment for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 were as follows (in thousands):

	2012	2011	2010
Net sales:
Network	$158,089	$169,849	$219,229
Power	120,145	135,151	127,021
Wireless	94,935	64,284	86,230
Total net sales	$373,169	$369,284	$432,480

Operating profit (loss) from continuing operations before severance, impairment and other associated costs, debt restructuring and related costs, legal reserve and costs related to unsolicited takeover attempt:

Network	$3,519	$2,685	$24,437
Power	5,941	9,275	6,466
Wireless	(9,901)	(13,024)	(13,941)
Operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs, legal reserve and costs related to unsolicited takeover attempt	(441)	(1,064)	16,962

Severance, impairment and other associated costs	5,932	14,719	32,799
Debt restructuring and related costs	1,198	--	--
Legal reserve	5,523	193	--
Costs related to unsolicited takeover attempt	(545)	1,916	--
Operating loss	(12,549)	(17,892)	(15,837)

Interest expense, net	(17,435)	(6,202)	(4,853)
Other income (expense) , net	5,213	(561)	(4,356)

Loss from continuing operations before income taxes	$(24,771)	$(24,655)	$(25,046)
 Depreciation and amortization per segment for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 were as follows:

	2012	2011	2010
Depreciation and amortization
Network	$1,814	$3,696	4,293
Power	2,119	2,577	2,876
Wireless	3,891	3,619	10,241
Total	$7,824	$9,892	17,410

We are a global company that services customers throughout the world.  Each of our segments sells products to multinational original equipment manufacturers, original design manufacturers, contract equipment manufacturers and distributors. We attribute customer sales to the country addressed on the sales invoice, as the product is usually shipped to the same country.  The following table summarizes our net customer sales in the geographic areas or regions where our sales are significant for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 (in thousands):

	2012	2011	2010
Sales to customers in:
China	$190,845	$178,750	$190,598
United States	46,395	50,139	68,396
Asia, other than China	56,969	48,353	68,264
Europe	67,575	78,179	90,324
Other	11,385	13,863	14,898
Total	$373,169	$369,284	$432,480

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table summarizes our net property, plant and equipment in the geographic areas or regions where our assets are significant (in thousands):

	2012	2011
Net property, plant and equipment located in:
China	$18,438	$20,063
United States	9,723	5,946
Korea	575	1,583
Europe	631	942
Other	39	71
Total	$29,406	$28,605

(20)	Subsequent events

At a special meeting held on January 21, 2013, our shareholders approved amendments to the Company’s Articles of Incorporation.  The amendments included an increase to the number of common stock we are authorized to issue from 175 million shares to 275 million shares and authorized the issuance of up to 1,000 shares of Series A preferred stock.

On January 22, 2013, we issued 1,000 shares of  the Series A preferred stock to Oaktree. Pursuant to the Investment Agreement with Oaktree dated November 7, 2012, the issuance of the preferred stock resulted in the termination of a warrant previously issued to Oaktree, which granted them the right to purchase 19.9% of the common stock of Technitrol, our wholly- owned subsidiary.  Refer to Note 7, Warrant and preferred stock, for a discussion of the Series A preferred stock terms.

On March 11, 2013, the Company entered into a letter agreement with Oaktree which included an incremental term loan commitment of $23.0 million upon which we may draw if our common stock is delisted and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of Term A Loan. In consideration for the forbearance and additional commitment we have agreed to adjust the conversion ratio for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree). Refer to Note 6, Debt, for additional information regarding this letter agreement.

Pulse Electronics Corporation and Subsidiaries
Financial Statement Schedule II
Valuation and Qualifying Accounts

In thousands

	Opening Balance	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Description

Year ended December 28, 2012
Allowance for doubtful accounts	$634	89	--	(475)	$248
Valuation allowance on deferred tax assets	67,556	49,146	3,745	(75,750)	44,697

Year ended December 30, 2011
Allowance for doubtful accounts	941	28	--	(335)	634
Valuation allowance on deferred tax assets	15,086	32,452	20,394	(376)	67,556

Year ended December 31, 2010
Allowance for doubtful accounts	1,377	128	--	(564)	941
Valuation allowance on deferred tax assets	$11,481	4,650	--	(1,045)	$15,086

Exhibit Index

3.1
Amended and Restated Articles of Incorporation of Pulse Electronics Corporation, filed with the Pennsylvania Department of State on January 22, 2013. (incorporated by reference to Exhibit 3.1 to our Form 8-k dated January 21, 2013)

3.2	Statement with Respect to Shares, filed with the Pennsylvania Department of State on January 22, 2013. (incorporated by reference to Exhibit 3.1 to our Form 8-k dated January 21, 2013)

3.3	By-Laws, amended and restated as of October 28, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated October 28, 2011).

4.6	Indenture between Technitrol, Inc. and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.2	Restricted Stock Plan II, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 30, 2011).

10.3	2001 Stock Option Plan, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 30, 2011).

10.3(1)	Form of Stock Option Agreement (incorporated by reference to 10.3 (1) to our Form 10-K dated March 14, 2012).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

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

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

10.8(3)	Agreement for Settlement of Benefits dated September 24, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated September 24, 2009).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 30, 2011).

10.12	Technitrol, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

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

Exhibit Index, continued

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to our Form 8-K dated January 4, 2011).

10.27(2)	Employment Letter Agreement dated July 30, 2012 for Drew A. Moyer (incorporated by reference to Exhibit 10.27.1 to our Form 8-K dated August 3, 2012).

10.28	Employment Agreement between Pulse Electronics Corporation and Ralph Faison dated January 4, 2011 (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 4, 2011).

10.28(1)	Amendment to Employment Agreement between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.29 to our Form 8-K dated September 16, 2011).

10.28(2)	Amendment to Employment Agreement between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.31 to our Form 8-K dated November 17, 2011).

10.29(2)	Employment Letter Agreement dated July 30, 2012 for Alan H. Benjamin (incorporated by reference to Exhibit 10.29.1 to our Form 8-K dated August 3, 2012).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-K for the year ended December 30, 2011).

10.30(1)	Pulse Electronics Corporation Directors Compensation Policy (filed herewith)

10.30(2)	Director Restricted Stock Agreements (filed herewith)

10.32	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012 and Exhibit 10.32.1 to our Form 8-K dated August 3, 2012).

10.33	Employment Letter Agreement dated April 6, 2012 for John Houston (incorporated by reference to Exhibit 10.33 to our Form 8-K dated April 12, 2012).

10.34	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

10.35	Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to our Form 8-K dated May 18, 2012).

10.36
Fourth Amended and Restated credit agreement, by and among Pulse Electronics Corporation, Pulse Electronics (Singapore) Pte Ltd., J.P. Morgan Chase Bank, N.A., and the Lenders thereto, dated November 7, 2012 (incorporated by reference to Exhibit 10.36 to our Form 8-K dated November 7, 2012).

10.36(1)
Letter Agreement relating to certain amendments and the grant of a security interest, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated November 19, 2012 (filed herewith).

10.36(2)
Second Amendment Letter Agreement relating to certain amendments, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 13, 2013 (filed herewith).

10.37
Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated November 7, 2012 (incorporated by reference to Exhibit 10.37 to our Form 8-K dated November 7, 2012).

10.37(1)	Amendment No. 1 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 11, 2013 (filed herewith).

10.38
Voting and Support Agreement, by and among Pulse Electronics Corporation and certain of its officer and director parties thereto, dated November 7, 2012 (incorporated by reference to Exhibit 10.38 to our Form 8-K dated November 7, 2012).

10.39	Voting and Support Agreement, by and among Pulse Electronics Corporation and certain of its officer and director parties thereto, dated March 11, 2013 (filed herewith).

10.40	Forbearance and Commitment Letter, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 11, 2013 (filed herewith).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index, continued

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Annual Report on Form 10-K for the year ended December 28, 2012, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Deficit and (vi) the Notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE ELECTRONICS CORPORATION

By	/s/Ralph E. Faison
Ralph E. Faison
President and Chief Executive Officer

Date	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/John E. Burrows, Jr.	By	/s/Ralph E. Faison
	John E. Burrows, Jr.		Ralph E. Faison
	Director		President and Chief Executive Officer
(Principal Executive Officer)
Date	March 13, 2013
		Date	March 13, 2013
By	/s/Howard C. Deck
	Howard C. Deck	By	/s/Drew A. Moyer
	Director		Drew A. Moyer
Senior Vice President
Date	March 13, 2013		and Chief Financial Officer
(Principal Financial and Accounting Officer)
By	/s/ Steven G. Crane
	Steven G. Crane	Date	March 13, 2013
Director

Date	March 13, 2013

By	/s/C. Mark Melliar-Smith
C. Mark Melliar-Smith
Director

Date	March 13, 2013

By	/s/Lawrence P. Reinhold
Lawrence P. Reinhold
Director

Date	March 13, 2013

By	/s/Justin C. Choi
Justin C. Choi
Director

Date	March 13, 2013