Form 10-Q
period 2013-03-29
PULSE ELECTRONICS CORP
filed 2013-05-07
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2013, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 7, 2013: 79,473,375

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands, except per share data

	March 29, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$25,438	$31,475
Accounts receivable, net	61,115	62,957
Inventory, net	30,150	31,434
Prepaid expenses and other current assets	18,075	21,500
Total current assets	134,778	147,366

Long-term assets:
Property, plant and equipment	94,810	94,114
Less accumulated depreciation	66,074	64,708
Net property, plant and equipment	28,736	29,406
Deferred income taxes	2,443	2,443
Intangible assets, net	2,950	3,067
Other assets	11,014	6,316
	$179,921	$188,598

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$61,798	$65,883
Accrued expenses and other current liabilities	34,108	44,197
Warrant liability	--	12,175
Total current liabilities	95,906	122,255

Long-term liabilities:
Long-term debt	102,196	96,753
Deferred income taxes	7,616	7,616
Other long-term liabilities	9,965	11,518

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 1,000 shares and 0 shares authorized, issued and outstanding at March 28, 2013 and December 28, 2012, respectively	--	--
Common stock, $0.125 par value, 275,000,000 and 175,000,000 shares authorized; 79,473,375 outstanding at March 29, 2013 and December 28, 2012, respectively	9,934	9,934
Additional paid-in-capital	247,647	226,222
Accumulated deficit	(319,600)	(312,484)
Accumulated other comprehensive income	20,190	20,703
Total Pulse Electronics Corporation shareholders' deficit	(41,829)	(55,625)
Non-controlling interest	6,067	6,081
Total shareholders’ deficit	(35,762)	(49,544)
	$179,921	$188,598

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended
	March 29, 2013	March 30, 2012
Net sales	$84,806	$94,135
Cost of sales	64,625	75,737
Gross profit	20,181	18,398

Selling, general and administrative expenses	19,174	18,993
Severance, impairment and other associated costs	19	1,537
Legal reserve	38	--
Operating profit (loss)	950	(2,132)

Other (expense) income:
Interest expense, net	(5,114)	(2,593)
Other (expense) income, net	(2,532)	1,079
Total other expense	(7,646)	(1,514)

Loss before income taxes	(6,696)	(3,646)

Income tax expense	(434)	(657)

Net loss	(7,130)	(4,303)

Less: Net loss attributable to non-controlling interest	(14)	(197)

Net loss attributable to Pulse Electronics Corporation	$(7,116)	$(4,106)

Basic loss per share	$(0.09)	$(0.10)

Diluted loss per share	$(0.09)	$(0.10)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended
	March 29, 2013	March 30, 2012
Comprehensive loss:
Net loss	$(7,130)	$(4,303)
Other comprehensive loss:
Currency translation adjustment	(513)	(402)
Total comprehensive loss	(7,643)	(4,705)

Less: Comprehensive loss attributable to non-controlling interests	(14)	(197)
Comprehensive loss attributable to Pulse Electronics Corporation	$(7,629)	$(4,508)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net loss	$(7,130)	$(4,303)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,749	1,942
Amortization and write-off of deferred loan costs	288	929
Amortization of debt discount	1,154	--
Payment-in-kind interest on debt	2,935	--
Change in fair value on warrant liability	2,878	--
Changes in assets and liabilities:
Accounts receivable	1,865	(8,734)
Inventory	2,445	2,602
Prepaid expenses and other current assets	(943)	202
Accounts payable and accrued expenses	(7,810)	(403)
Severance, impairment and other associated costs, net of cash payments	(537)	--
Other, net	227	243
Net cash used in operating activities	(2,879)	(7,522)

Cash flows from investing activities:
Deposit received from pending divestiture	--	5,100
Capital expenditures	(1,588)	(3,490)
Proceeds from sale of property, plant and equipment	36	531
Foreign currency impact on intercompany lending	(159)	(870)
Net cash (used in) provided by investing activities	(1,711)	1,271

Cash flows from financing activities:
Credit facility borrowings	--	11,000
Debt issuance costs	(966)	(1,255)
Change in restricted cash	(500)	--
Net cash (used in) provided by financing activities	(1,466)	9,745

Net effect of exchange rate changes on cash	19	46

Net (decrease) increase in cash and cash equivalents	(6,037)	3,540
Cash and cash equivalents at beginning of period	31,475	17,606
Cash and cash equivalents at end of period	$25,438	$21,146

Supplemental cash flows disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	973	--
Debt issuance costs included in accounts payable and accrued liabilities	1,113	79
Warrants issued in connection with senior credit facility amendment	--	2,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 2012.  Results for the three month period ended March 29, 2013 are not necessarily indicative of annual results.

New accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures.

(2)	Divestitures and assets held for sale

During 2012, we entered into a series of definitive agreements for the sale of three of our manufacturing plants in China and equipment related to our encapsulated transformer product line.  During 2012, we completed the sale of our encapsulated transformer assets and one of our manufacturing plants and recognized a $0.7 million gain for the sale of these assets. In 2012 we also received $6.1 million in cash deposits in connection with remaining assets, which were pending the completion of certain administrative closing conditions in China. As of December 28, 2012, these remaining assets had a net carrying value of $5.7 million and were classified as held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.  During the first quarter of 2013, we completed the sales of our two manufacturing plants and recognized a $0.2 million gain for the sale of these assets.

During 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Unaudited Condensed Consolidated Balance Sheets.  During 2012, we completed the sale of a portion of this real estate for an amount immaterial to our Unaudited Condensed Consolidated Financial Statements and are actively marketing the remaining properties. These assets remain classified as held for sale at March 29, 2013 and have a net carrying value of approximately $1.7 million.

(3)	Inventory

Inventory as of March 29, 2013 and December 28, 2012 consisted of the following (in thousands):

	March 29, 2013	December 28, 2012

Finished goods	$16,213	$18,563
Work in progress	3,353	4,276
Raw materials and supplies	10,584	8,595
	$30,150	$31,434

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 29, 2013 and December 28, 2012 consisted of the following (in thousands):

	March 29, 2013	December 28, 2012

Income taxes payable	$6,506	$6,631
Accrued compensation	8,228	8,893
Accrued restructuring costs	351	733
Deposit on pending divestitures (Note 2)	100	6,100
Legal reserve	5,754	5,716
Other accrued expenses	13,169	16,124
	$34,108	$44,197

(5)	Intangible assets, net

The net carrying amounts of intangible assets as of March 29, 2013 and December 28, 2012 consisted of the following (in thousands):

	March 29, 2013	December 28, 2012
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(2,950)	(2,833)
Technology	(2,000)	(2,000)
Total	(4,950)	(4,833)

Net intangible assets subject to amortization	350	467

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$2,950	$3,067

As of March 29, 2013, the weighted average useful life of intangible assets with finite lives was less than one year.  Amortization expense for intangible assets was $0.1 million and $0.1 million for the three months ended March 29, 2013 and March 30, 2012, respectively.

(6)	Income taxes

The income tax expense for the three months ended March 29, 2013 and March 30, 2012 was as follows (in thousands):

	March 29, 2013	March 30, 2012
Income tax expense	$434	$657
Effective tax rate	(6)%	(18)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expect to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate in the first quarter of 2013 versus the first quarter of 2012 was primarily due to the change in the distribution of income earned by the Company's operating entities.  In addition, there were additional jurisdictions where losses were incurred in which the Company will not be able to realize a tax benefit.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of March 29, 2013, we have approximately $0.4 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties increased by $0.1 million during the three months ended March 29, 2013.

At March 29, 2013, we had approximately $7.9 million of unrecognized tax benefits, unchanged from the year ended December 28, 2012.  Approximately $4.0 million is recorded as other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets.  We do not expect a significant amount to be released or settled in the next twelve months.

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

Our net periodic pension benefit was less than $0.1 million and approximately $0.2 million for the three months ended March 29, 2013 and March 30, 2012, respectively.  In the three months ended March 29, 2013, we contributed less than $0.1 million to our defined benefit plans.

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. in the United States District Court, District of Nevada.  The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringe certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages.  On November 26, 2012, the jury returned a verdict ruling in favor of Halo Electronics, Inc. and found that Pulse willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for damages in the amount of approximately $2.0 million for past damages and interest and has also found that a royalty should apply on all domestic future sales under licenses to use these patents. It is expected that Halo will file a motion to multiply the damages up to three times as well as a motion for reasonable attorney fees.  However, because post-trial motion practice is still ongoing, the Court has not entered into a judgment on the verdict.  We are contesting Halo’s pending motion for permanent injunction against the eight product lines subject to the jury verdict.  Although an injunction is not expected to have a material adverse impact on our business, if an injunction were to be issued in whole or in part, we intend to appeal, and move to stay, the injunction pending the appeal.

In light of the Court’s summary judgment order and its ruling that we are liable with respect to direct infringement, during the fiscal year 2012 we recorded a charge of approximately $1.8 million to our legal reserve.  We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo and its expert, and to consider our rights of appeal with respect to any adverse rulings, including but not limited to infringement.  During the three months ended March 29, 2013 and March 30, 2012, we incurred $0.3 million and $0.1 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year assessments on non-income tax related assessments relating to our former operations. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(9)	Debt

Long-term debt, net of discount, as of March 29, 2013 and December 28, 2012 consisted of the following (in thousands):

	March 29, 2013	December 28, 2012
Oaktree term loans	$107,799	$103,514
Senior convertible notes	22,315	22,315
Less: Oaktree term loans discount	(27,918)	(29,076)
	$102,196	$96,753

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years. Interest is due on the last business day of the calendar quarter.  During the three months ended March 29, 2013, the principal balance on the Oaktree term loans increased by $4.3 million due to PIK interest elections made on December 31, 2012 and March 29, 2013.

These term loans mature on November 20, 2017 and are secured by a first lien on the collateral that secured our pre-existing senior secured credit facility and on our available unencumbered assets.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

Upon closing of the Oaktree term loans on November 20, 2012, we issued to Oaktree 36.7 million shares of our common stock and a warrant to purchase 19.9% of the common stock of Technitrol, our wholly-owned subsidiary. The common stock and warrant were recorded as a discount on the Oaktree loans which is being accreted over the term of the loan using the effective interest rate method.  On January 22, 2013, the warrant was cancelled and the Company issued 1,000 shares of Series A preferred stock to Oaktree.  Refer to discussion of the preferred stock in Note 10, Preferred stock.

Outstanding borrowings are subject to certain financial covenants, including a secured leverage ratio, total net debt leverage ratio and a minimum liquidity requirement.  In addition, the credit agreement limits our capital expenditures to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

On March 11, 2013, we entered into a forbearance and commitment letter (the "letter agreement") with Oaktree. Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for the fourth quarter of 2012 and for each quarter in 2013.  The credit agreement also includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. In the letter agreement, Oaktree agreed that we have provided notice with respect to the Halo Electronics case and the Turkish legal matter discussed in Note 8, Commitments and contingencies.  With respect to these matters, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans in the event of judgments or orders of payments that arise through January 1, 2014.  With respect to the Halo Electronics case, Oaktree has agreed to the forbearance provided that the Company files an appeal following a court judgment.

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes. Terms of the incremental term loan will be identical to those of Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of March 29, 2013, we are in compliance with these financial covenants.

In consideration for the forbearance and additional commitment we agreed to adjust the conversion rate for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock on a pro forma fully diluted basis as of November 20, 2012.  The adjustment to the conversion rate had a fair value of $5.8 million, which was recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs will be amortized using the effective interest method through the maturity date of the debt.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

As of March 29, 2013, we have certain post-closing obligations under the Oaktree credit agreement for which we have set aside $0.5 million of cash in an escrow account. This restricted cash has been classified within prepaid and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

Senior Convertible Notes

On December 22, 2009, we issued senior convertible notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year. At March 29, 2013, we have $22.3 million of outstanding principal on our senior convertible notes.

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

In accordance with the Investment Agreement with Oaktree, we may offer each holder of our senior convertible notes the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  To the extent the holders of 90% of the outstanding senior convertible notes, including those exchanged by Oaktree in November 2012, exchange their notes under this optional exchange, then the principal amount of Oaktree's Term B Loan of $28.5 million will be reduced by 20%.

(10)	Preferred stock

 In accordance with the Investment Agreement with Oaktree dated November 7, 2012 ("Investment Agreement"), we issued to Oaktree a warrant to purchase 19.9% of the common stock of a wholly-owned subsidiary of the Company.  The warrant was issued pending shareholder approval of an amendment to the Company's Articles of Incorporation to authorize the issuance of Series A preferred stock ("preferred stock").  Upon approval of the amendment at a special shareholders meeting on January 21, 2013, the warrant was cancelled and 1,000 shares of preferred stock were issued to Oaktree.

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

In accordance with the Investment Agreement, the preferred stock will convert into common stock at such time that the $22.3 million of senior convertible notes has been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  The preferred stock will automatically convert into such number of shares of our common stock that will result in Oaktree having received 67.9% of our total common stock on a pro forma fully diluted basis as of November 20, 2012.  As discussed in Note 9, Debt, the preferred stock conversion rate increased from 64.38% to 67.9% in March 2013 in connection with a forbearance and commitment letter with Oaktree.

The number of shares of common stock into which the preferred stock will be converted is dependent upon the number of common shares outstanding at the date of conversion.  The number of shares of common stock outstanding may change significantly depending upon the outcome of an exchange offer that may occur in 2013 in accordance with the Investment Agreement.  Under the exchange offer, we expect to offer the convertible bondholders the option to receive (i) new Term B Loan debt in exchange for its senior convertible notes in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock.

On January 22, 2013, we recorded a final mark-to-market adjustment of $2.9 million to adjust the warrant liability to $15.1 million, its fair value at the cancellation date.  The $2.9 million loss is recorded in other income (expense), net.  The cancellation of the warrant and the issuance of 1,000 shares of preferred stock resulted in the settlement of the warrant liability and an increase to additional paid-in-capital of $15.1 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

We determined the fair value of the warrant liability to be equal to the estimated incremental equity value of the Company to be transferred to Oaktree upon the issuance of the preferred stock.  As of December 28, 2012 and January 22, 2013, this estimated incremental equity value represents the value associated with the increase in Oaktree's ownership from 49.0% to 64.38% of our total common stock on a pro forma fully diluted basis as of November 20, 2012.  We determined the equity value using the fully diluted common shares outstanding and then derived the estimated incremental equity value attributed to the preferred stock.  In addition, we calculated our business enterprise value using both an income approach and a market approach in order to validate that the estimated business enterprise value implied in our warrant liability valuation was reasonable. The income approach calculation was based on the discounted cash flow method and utilized Level 3 inputs, including our revenue and expense projections, a weighted average cost of capital, and a long-term growth rate. The market approach calculations utilized Level 3 inputs, including our revenue and expense projections, EBITDA multiples determined by current trading market multiples of EBITDA for companies operating in businesses similar to us, and revenue multiples related to recent acquisitions of companies operating in businesses similar to us.

On March 11, 2013, in connection with the letter agreement, we increased the preferred stock conversion rate from 64.38% to 67.9%.  The adjustment to the conversion rate had a fair value of $5.8 million and was calculated as the estimated incremental equity value transferred to Oaktree as a result of the change in the preferred stock conversion rate.  The increase in the fair value of the preferred stock as a result of the adjustment to the conversion rate has been recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs will be amortized using the effective interest method through the maturity date of the debt.

(11)	Per share amounts

Net loss per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2013	March 30, 2012
Net loss	$(7,130)	$(4,303)
Less: Net loss attributable to non-controlling interest	(14)	(197)
Net loss attributable to Pulse Electronics Corporation	$(7,116)	$(4,106)

Basic loss per share:
Shares	79,573	41,422
Per share amount	$(0.09)	$(0.10)

Diluted loss per share:
Shares	79,573	41,422
Per share amount	$(0.09)	$(0.10)

As we had net losses in the three months ended March 29, 2013 and March 30, 2012, we did not include any common stock equivalents related to stock options and restricted shares in our calculation of diluted loss per share.  There were approximately 1.3 million and 1.2 million stock options outstanding as of March 29, 2013 and March 30, 2012, respectively, and unvested restricted shares outstanding of approximately $0.8 million and 0.6 million as of March 29, 2013 and March 30, 2012, respectively.

Also, for the three months ended March 30, 2012, we did not include any common stock equivalents related to the 2.6 million of unvested warrants that were issued in March 2012 in our basic or diluted loss per share since these warrants were unvested.  In addition, for the three months ended March 29, 2013 and March 30, 2012, the effect of the convertible notes and the convertible Series A preferred stock was antidilutive and therefore excluded from our diluted loss per share calculation.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(12)	Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs during the three months ended March 29, 2013 were as follows (in millions):

Balance accrued at December 28, 2012	$0.7
Net expense	0.0
Cash payments	(0.5)
Non-cash charges	0.2
Balance accrued at March 29, 2013	$0.4

During the three months ended March 29, 2013 and March 30, 2012, we incurred costs of less than $0.1 million and $1.5 million, respectively, associated with restructuring actions.

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

As of March 29, 2013, we had $0.4 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

(13)	Fair Value Measurements

During the three months ended March 29, 2013, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets as of March 29, 2013 and December 28, 2012 (in millions):

	Fair Value Measurements at March 29, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$--	$--	$1.7
Total assets	$--	$--	$1.7

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

	Fair Value Measurements at December 28, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$--	$--	$7.5
Total assets	$--	$--	$7.5

Liabilities:
Warrant liability	$--	$--	$12.2
Total liabilities	$--	$--	$12.2

The warrant liability measured at fair value on a recurring basis was $12.2 million as of December 28, 2012. During the three months ended March 29, 2013, the warrant liability was cancelled. The valuation of the warrant liability was based on an estimated business enterprise value, which includes significant unobservable inputs that makes the warrant liability a Level 3 measurement. Refer to the discussion of the valuation methodology and assumptions in Note 10, Preferred stock.

Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

A reconciliation of the activity for the assets and liabilities measured at fair value based on unobservable measure criteria for the quarter ended March 29, 2013 are as follows (in millions):

	Warrant liability	Assets held for sale
Fair value at December 28, 2012	$12.2	$7.5
Settlement of warrant liability	15.1	--
Long-lived assets sold	--	(5.7)
Foreign currency impact	--	(0.1)
Fair value at March 29, 2013	--	1.7

Change in fair value (included in other income (expense), net)	$(2.9)	$--

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited Condensed Consolidated Balance Sheets. As of March 29, 2013, the estimated fair value of our senior convertible notes was approximately $16.6 million, as determined through the use of Level 2 fair value inputs.  As of March 29, 2013, the estimated fair value of our Oaktree term loans was approximately $79.0 million. The fair value of the Oaktree term loans is derived from a model that includes significant unobservable inputs which make the Oaktree term loans a Level 3 measurement. These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

Management believes that there is no material risk of loss from changes in inherent market rates or prices in our financial instruments due to the materiality of our financial instruments in relation to our Unaudited Condensed Consolidated Balance Sheets.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(14)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs and legal reserve for the three months ended March 29, 2013 and March 30, 2012, as applicable, were as follows (in thousands):

	March 29, 2013	March 30, 2012
Net sales:
Network	$35,831	$38,754
Power	27,585	31,690
Wireless	21,390	23,691
Total net sales	$84,806	$94,135

Operating profit (loss) excluding severance, impairment and other associated costs and legal reserve cost:
Network	$1,332	$(873)
Power	1,169	2,332
Wireless	(1,494)	(2,054)
Operating profit (loss) excluding severance, impairment and other associated costs and legal reserve costs	1,007	(595)

Severance, impairment and other associated costs	19	1,537
Legal reserve	38	--
Operating profit (loss)	950	(2,132)

Interest expense, net	(5,114)	(2,593)
Other (expense) income, net	(2,532)	1,079

Loss before income taxes	$(6,696)	$(3,646)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 28, 2012 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 28, 2012 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

●	Inventory valuation;
●	Revenue recognition;
●	Divestiture accounting;
●	Intangible assets;
●	Income taxes;
●	Defined benefit plans;
●	Contingency accruals; and
●	Severance, impairment and other associated costs.

Actual results could differ from our estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 28, 2012.

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

Historically, our gross margin has been significantly affected by product mix and capacity utilization.  The markets served by each of our segments are characterized by relatively short product life cycles, which causes significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period.  In addition, our U.S. dollar reported results of operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and Chinese renminbi.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout or manufacturing operations. We also remain committed to the implementation of our new ERP system to enhance visibility, reduce cost, and enhance customer service.  During our fiscal year 2012, we implemented our new ERP system in the majority of our manufacturing plants in China as part of the phased implementation schedule.  The full global implementation of our new ERP system, which will replace multiple legacy systems of the Company, is expected to be completed in 2013.

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

Divestitures. We have completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position. Refer to Note 2, Divestitures and assets held for sale, to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding divestitures.

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

Results of Operations

Three months ended March 29, 2013 compared to the three months ended March 30, 2012

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	March 29	March 30			Results as % of net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$84,806	$94,135	$(9,329)	(9.9)%	100.0%	100.0%
Cost of sales	64,625	75,737	11,112	14.7	(76.2)	(80.5)
Gross profit	20,181	18,398	1,783	9.7	23.8	19.5

Selling, general and administrative expenses	19,174	18,993	(181)	(1.0)	(22.6)	(20.2)
Severance, impairment and other associated costs	19	1,537	1,518	98.8	(0.0)	(1.6)
Legal reserve	38	--	(38)	(100.0)	(0.0)	--
Operating profit (loss)	950	(2,132)	3,082	144.6	1.1	(2.3)

Interest expense, net	(5,114)	(2,593)	(2,521)	(97.2)	(6.0)	(2.8)
Other (expense) income, net	(2,532)	1,079	(3,611)	(334.7)	(3.0)	1.1

Loss before income taxes	(6,696)	(3,646)	(3,050)	(83.7)	(7.9)	(3.9)

Income tax expense	(434)	(657)	223	33.9	(0.5)	(0.7)

Net loss	$(7,130)	$(4,303)	$(2,827)	(65.7)%	(8.4)%	(4.6)%

Net sales.  Net sales decreased by $9.3 million, or 9.9%, to $84.8 million compared with $94.1 million in the prior-year quarter, reflecting ongoing economic and industry weakness which constrained demand for Network and Power products, plus unfavorable timing and lower demand in the Wireless segment, particularly in smartphones.

Net sales for our three segments for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands):

	March 29, 2013	March 30, 2012
Network	$35,831	$38,754
Power	27,585	31,690
Wireless	21,390	23,691
Net sales	$84,806	$94,135

Gross profit.  Gross profit increased by $1.8 million from $20.2 million compared to $18.4 million in the prior-year quarter.  Gross profit as a percentage of net sales increased to 23.8% for the three months ended March 29, 2013 as compared to 19.5% for the three months ended March 30, 2012.  The higher gross profit margin compared to the prior year reflects the favorable effects of manufacturing plant consolidations and other cost reduction programs, improved operating efficiencies and lower new product ramp costs in Wireless.

Selling, general and administrative expenses.   Total selling, general and administrative expenses were $19.2 million, essentially flat from $19.0 million in the first quarter of 2012, as the Company sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended March 29, 2013 and March 30, 2012, respectively, RD&E was as follows (in thousands):

	March 29, 2013	March 30, 2012
RD&E	$5,534	$5,988
Percentage of sales	6.5%	6.4%

Our RD&E spending as a percentage of sales in the quarter ended March 29, 2013 is relatively consistent with the quarter ended March 30, 2012.  RD&E spending includes legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the three months ended March 29, 2013 and March 30, 2012, we incurred approximately $0.3 million and $0.1 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended March 29, 2013, we incurred less than $0.1 million of restructuring expenses. During the three months ended March 30, 2012  we incurred restructuring expenses of $1.5 million, which included severance, lease termination and other costs associated with our ongoing initiative to reorganize and reduce the excess capacity and complexity of our manufacturing footprint in China as we shift manufacturing to lower cost facilities; $0.6 million of workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless' audio components business, which we initiated in 2011.

Interest.   Net interest expense increased by $2.5 million to $5.1 million compared with $2.6 million in the prior year quarter.  The increase was primarily due to an increase on our borrowing rate of 4.2%, as well as higher debt levels compared to the prior quarter.  Also, interest expense on our debt increased by $0.8 million due to higher debt fee and discount amortization as a result of the Oaktree term loans.

Other.  During the three months ended March 29, 2013, we incurred $2.5 million of other expense, net, which consisted of a $2.9 million loss on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China, as well as foreign currency gains related to changes in the varying currencies of our intercompany lending program of $0.1 million. During the three months ended March 30, 2012, we incurred net foreign currency gains of approximately $0.6 million, as well a gain of $0.4 million recognized on the sale of  equipment related to our encapsulated transformer product line.

Income taxes.  The income tax expense for the three months ended March 29, 2013 and March 30, 2012 was as follows (in thousands):

	March 29, 2013	March 30, 2012
Income tax expense	$434	$657
Effective tax rate	(6)%	(18)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  The Company will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the first quarter of 2013 versus the first quarter of 2012 was primarily due to the change in the distribution of income earned by the Company's operating entities.  In addition, there were additional jurisdictions where losses were incurred in which the Company will not be able to realize a tax benefit.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $25.4 million of cash and cash equivalents at March 29, 2013 compared with $31.5 million at December 28, 2012. The decrease in cash mainly reflects the use of proceeds from the Oaktree investment for transaction fees and expenses and working capital needs, specifically supplier payments.

We continue to analyze and review various strategies to efficiently reinvest cash outside of the U.S. If any of these earnings were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At March 29, 2013, a majority owned foreign subsidiary and its subsidiaries held approximately $11.1 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2013 to further these objectives and improve the operating efficiency of the Company.

Cash Flow from Operating Activities

Net cash used in operating activities was $2.9 million for the three months ended March 29, 2013 as compared to $7.5 million for the three months ended March 30, 2012.  The decrease in the use of cash for operations during the three months ended March 29, 2013 was due to higher operating profit and accounts receivable collections compared to the prior year quarter.  These increases were partially offset by decreases in our accounts payable and accrued expenses during the three months ended March 29, 2013.

Cash Flow from Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 29, 2013, primarily consisting of capital expenditures of $1.6 million.

Net cash provided by investing activities was $1.3 million for the three months ended March 30, 2012, primarily consisting of $5.1 million of proceeds received for the pending sale of two of our manufacturing plants in China, as well as $0.5 million for equipment related to our encapsulated transformer product line, partially offset by capital expenditures of $3.5 million during the quarter.

Capital expenditures in both periods include the continuing implementation of our ERP system, as well as initiatives to drive higher levels of automation throughout our manufacturing operations and investments in programs which we believe are essential to our future growths.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 29, 2013 was $1.5 million, consisting of cash used in the payment of debt issuance costs of $1.0 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Net cash provided by financing activities during the three months ended March 30, 2012 was $9.7 million, consisting of additional borrowings of $11.0 million, partially offset by $1.3 million of cash used in the payment of debt issuance costs relating to our senior credit facility amendment in March 2012.

Financing Transactions

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years.  Interest is due on the last business day of the calendar quarter.  In the three months ended March 29, 2013, the principal balance on the Oaktree term loans increased by $4.3 million due to PIK interest elections made on December 31, 2012 and March 29, 2013.

These term loans mature on November 20, 2017 and are secured by a first lien on the collateral that secured our pre-existing senior secured credit facility and on our available unencumbered assets.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

Outstanding borrowings are subject to financial covenants computed on a quarterly basis as of the most recent quarter end.   On March 11, 2013, we entered into a forbearance and commitment letter (the "letter agreement") with Oaktree under which Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for the fourth quarter of 2012 and for each quarter in 2013.

The Secured Leverage Ratio is calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement). The Total Net Debt Leverage Ratio is calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined in the credit agreement) and (b) our rolling four quarters' EBITDA.

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
(1)    Subject to the letter agreement dated March 11, 2013, as discussed in Note 9, Debt, to the accompanying Unaudited Condensed Consolidated Financial Statements.

In addition, we are required to maintain an unrestricted cash balance of $10.0 million (subject to the letter agreement dated March 11, 2013) and our capital expenditures are limited to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

The credit agreement also includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. In the letter agreement, Oaktree agreed that we have provided notice with respect to the Halo Electronics case and the Turkish legal matter discussed in Note 8, Commitments and contingencies, to the accompanying Unaudited Condensed Consolidated Financial Statements.  With respect to these matters, Oaktree has agreed to forbear from taking any action including acceleration of payment of the term loans in the event of judgments or orders of payments that may arise through January 1, 2014.  With respect to the Halo Electronics case, Oaktree has agreed to the forbearance provided that the Company files an appeal following a court judgment.

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of the Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of March 29, 2013, we are in compliance with these financial covenants.

The financial covenants in effect for the quarter ended March 31, 2014 and thereafter assume significant improvement in certain operating metrics such as EBITDA.  Based on the current business conditions and forecast, there can be no assurance that we will be in compliance with these covenants and we may be required to seek waivers, a forbearance or an amendment to the credit agreement.  There can be no certainty that any such waiver, amendment or forbearance will be forthcoming. Any failure to meet debt service or any breach of our debt covenants would likely have a material adverse effect on the Company’s financial condition.

In January 2013, we issued 1,000 shares of Series A non-voting preferred stock of the Company to Oaktree upon cancellation of a warrant liability. Refer to further discussion in Note 10, Preferred stock, to the accompanying Unaudited Condensed Consolidated Financial Statements.

The Series A preferred stock will convert into common stock at such time that the $22.3 million of outstanding senior convertible notes have been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  As of December 28, 2012, in accordance with the Investment Agreement, the preferred stock was convertible into such number of shares of our common stock that would result in Oaktree having received 64.38% of our total common stock on a pro forma fully diluted basis as of November 20, 2012.  In consideration for the forbearance and incremental loan commitment discussed above, in March 2013 we agreed to adjust the preferred stock conversion rate to 67.9% of our total common stock on a pro forma fully diluted basis as of November 20, 2012.  As of March 29, 2013, the number of common shares into which the preferred stock will be converted will be within a range of 58.3 million shares to 132.4 million shares of common stock.

In the second phase of the Oaktree recapitalization, we plan to offer each holder of our outstanding senior convertible notes the option to receive, in exchange for their senior convertible notes, (i) new Term B Loan debt in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock (the “Exchange Offer”).  To the extent, following the completion of the Exchange Offer, the holders of 90% or more of the senior convertible notes, including those already exchanged by Oaktree, have exchanged their senior convertible notes for Term B Loans and common stock, the principal amount of Oaktree's Term B Loan will be reduced by 20%.  If all of the senior convertible notes are retired, following completion of the Exchange Offer, the former holders of such senior convertible notes will hold 35.0 million shares of common stock or 14.05% of our common stock on a pro forma fully diluted as of November 20, 2012.

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

We will need to achieve the minimum continued listing standards at the completion of the 18-month plan period.  Additionally, we are allowed a six-month cure period to regain the minimum average closing share price of $1.00, unless a corporate action requiring shareholder approval is contemplated.  We are seeking shareholder approval in our upcoming annual meeting to amend our Amended and Restated Articles of Incorporation to effect a reverse stock split of our outstanding shares of Common Stock at a ratio of not less than 1-for-10 and not more than 1-for-40 at the discretion of our Board. Shareholder approval of this proposal will authorize the Board, in its discretion, to effect a reverse stock split at any time prior to May 17, 2014 and, if it does so, to determine the ratio of the reverse stock split within the approved range.  Although we believe that implementing the reverse split is likely to lead to compliance with the NYSE rules, there can be no assurance that the closing share price after implementation of the reverse split will succeed in restoring such compliance.

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

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors. Additionally, if our common stock is not listed on the NYSE or another national exchange, holders of our 7.0% senior convertible notes due December 15, 2014 will be entitled to require us to repurchase these notes. Except as provided and subject to the conditions in the letter agreement with Oaktree of March 11, 2013, we can give no assurance that we would be able to repay the senior convertible notes in fiscal 2013, prior to the maturity date, or obtain any required replacement financing.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 8, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our former electrical business (“Electrical”) in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  In February 2013, we had preliminary discussions with the PBGC whereby we offered to make periodic payments through 2019 to fund the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of December 28, 2012. There can be no assurance that an agreement will be reached, or if reached, the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.  We expect to contribute approximately $1.1 million to our defined benefit plans in 2013.

During the three months ended March 29, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012.

Our retained earnings are free from legal or contractual restrictions as of March 29, 2013, with the exception of approximately $23.5 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested

We do not maintain any off-balance-sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

New and Recently Adopted Accounting Pronouncements

Please see Note 1, General, to the Notes to Unaudited Condensed Consolidated Financial Statements for a description of new and recently adopted accounting pronouncements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 28, 2012.

Item 4:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 29, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has an ongoing initiative to implement a new enterprise resource planning system (“ERP”). The ERP system is being implemented in stages through fiscal 2013. Management has implemented the necessary procedures and controls to maintain effective internal control over financial reporting as the implementation continues.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Refer to Note 8, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Item 1a	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Item 6	Exhibits

(a)	Exhibits

The Exhibit Index is on page 25.

Exhibit Index

10.37(2)	Amendment No. 2 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated April 15, 2013 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

May 7, 2013	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)