Form 10-Q
period 2013-06-28
PULSE ELECTRONICS CORP
filed 2013-08-07
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2013, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 6, 2013: 7,958,915

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands, except per share data

	June 28, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$23,163	$31,475
Accounts receivable, net	62,716	62,957
Inventory, net	31,908	31,434
Prepaid expenses and other current assets	16,781	21,500
Total current assets	134,568	147,366

Long-term assets:
Property, plant and equipment	98,617	94,114
Less accumulated depreciation	68,065	64,708
Net property, plant and equipment	30,552	29,406
Deferred income taxes	766	2,443
Intangible assets, net	2,834	3,067
Other assets	10,582	6,316
	$179,302	$188,598

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$63,432	$65,883
Accrued expenses and other current liabilities	33,239	44,197
Warrant liability	--	12,175
Total current liabilities	96,671	122,255

Long-term liabilities:
Long-term debt	106,539	96,753
Deferred income taxes	7,616	7,616
Other long-term liabilities	8,417	11,518

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 and 0 shares authorized; 1,000 and 0 shares outstanding at June 28, 2013 and December 28, 2012, respectively	--	--
Common stock, $0.125 par value, 31,000,000 and 17,500,000 shares authorized; 7,958,915 and 7,947,338 outstanding at June 28, 2013 and December 28, 2012, respectively	995	994
Additional paid-in-capital	257,001	235,162
Accumulated deficit	(324,829)	(312,484)
Accumulated other comprehensive income	20,816	20,703
Total Pulse Electronics Corporation shareholders' deficit	(46,017)	(55,625)
Non-controlling interest	6,076	6,081
Total shareholders’ deficit	(39,941)	(49,544)
	$179,302	$188,598

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

  Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$88,258	$100,383	$173,064	$194,518
Cost of sales	67,508	81,179	132,133	156,916
Gross profit	20,750	19,204	40,931	37,602

Selling, general and administrative expenses	19,008	18,742	38,182	37,735
Severance, impairment and other associated costs	93	515	112	2,052
Legal reserve	37	50	75	50
Operating profit (loss)	1,612	(103)	2,562	(2,235)

Other expense:
Interest expense, net	(6,774)	(3,752)	(11,888)	(6,345)
Other expense, net	(408)	(1,148)	(2,940)	(69)
Total other expense	(7,182)	(4,900)	(14,828)	(6,414)

Loss before income taxes	(5,570)	(5,003)	(12,266)	(8,649)

Income tax benefit (expense)	349	(1,491)	(84)	(2,148)

Net loss	(5,221)	(6,494)	(12,350)	(10,797)

Less: Net earnings (loss) attributable to non-controlling interest	9	(97)	(5)	(294)

Net loss attributable to Pulse Electronics Corporation	$(5,230)	$(6,397)	$(12,345)	$(10,503)

Basic loss per share	$(0.65)	$(1.53)	$(1.55)	$(2.53)

Diluted loss per share	$(0.65)	$(1.53)	$(1.55)	$(2.53)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Comprehensive loss:
Net loss	$(5,221)	$(6,494)	$(12,350)	$(10,797)
Other comprehensive income:
Currency translation adjustment	626	546	113	144
Total comprehensive loss	(4,595)	(5,948)	(12,237)	(10,653)

Less: Comprehensive earnings (loss) attributable to non-controlling interests	9	(97)	(5)	(294)
Comprehensive loss attributable to Pulse Electronics Corporation	$(4,604)	$(5,851)	$(12,232)	$(10,359)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net loss	$(12,350)	$(10,797)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,611	3,884
Stock incentive plan expense	1,002	841
Amortization and write-off of deferred loan costs	764	2,113
Amortization of debt discount	2,378	--
Payment-in-kind interest on debt	6,056	--
Change in fair value on warrant liability	2,878	--
Other, net	745	264
Changes in assets and liabilities:
Accounts receivable	485	(11,820)
Inventory	547	4,292
Prepaid expenses and other current assets	924	(751)
Accounts payable and accrued expenses	(7,053)	7,779
Severance, impairment and other associated costs, net of cash payments	(553)	(2,139)
Net cash used in operating activities	(566)	(6,334)

Cash flows from investing activities:
Capital expenditures	(5,717)	(6,284)
Proceeds from sale of property, plant and equipment	133	585
Foreign currency impact on intercompany lending	(122)	(83)
Deposit received from pending divestiture	--	4,932
Net cash used in investing activities	(5,706)	(850)

Cash flows from financing activities:
Credit facility borrowings	--	11,000
Debt issuance costs	(1,519)	(1,584)
Change in restricted cash	(500)	--
Net cash (used in) provided by financing activities	(2,019)	9,416

Net effect of exchange rate changes on cash	(21)	(71)

Net (decrease) increase in cash and cash equivalents	(8,312)	2,161
Cash and cash equivalents at beginning of period	31,475	17,606
Cash and cash equivalents at end of period	$23,163	$19,767

Supplemental cash flows disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$660	$740
Debt issuance costs included in accounts payable and accrued liabilities	$1,060	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 2012.  Results for the six month period ended June 28, 2013 are not necessarily indicative of annual results.

On May 22, 2013, we implemented a 1-for-10 reverse stock split of our common stock following shareholder approval at the annual meeting. As a result of the split, every ten shares of issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in the par value per share. Accordingly, we have adjusted the basic and diluted loss per share on the Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 29, 2012, to reflect the impact of the reverse stock split. We have also adjusted the number of issued and outstanding shares of  common stock presented on the Unaudited Condensed Consolidated Balance Sheet at December 28, 2012 and have adjusted all share and per share amounts in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Reclassifications

We have reclassified certain items in our Unaudited Condensed Consolidated Financial Statements to conform to the current year presentation.

New accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment was effective at the beginning of our fiscal year 2013. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures.

(2)	Divestitures and assets held for sale

During 2012, we entered into a series of definitive agreements for the sale of three of our manufacturing plants in China and equipment related to our encapsulated transformer product line.  During 2012, we completed the sale of our encapsulated transformer assets and one of our manufacturing plants and recognized a $0.7 million gain for the sale of these assets. In 2012, we also received $6.1 million in cash deposits in connection with the remaining assets, the sales of which were pending the completion of certain administrative closing conditions in China. As of December 28, 2012, these remaining assets had a net carrying value of $5.7 million and were classified as held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheet.  During the first quarter of 2013, we completed the sales of the two manufacturing plants and recognized a $0.2 million gain for the sale of these assets.

During 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within other current assets in the Unaudited Condensed Consolidated Balance Sheets.  During 2012, we completed the sale of a portion of this real estate for an amount immaterial to our Unaudited Condensed Consolidated Financial Statements and are actively marketing the remaining properties. These assets remain classified as held for sale at June 28, 2013 and have a net carrying value of approximately $1.8 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(3)	Inventory

Inventory as of June 28, 2013 and December 28, 2012 consisted of the following (in thousands):

	June 28, 2013	December 28, 2012

Finished goods	$18,966	$18,563
Work in progress	3,376	4,276
Raw materials and supplies	9,566	8,595
	$31,908	$31,434

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 28, 2013 and December 28, 2012 consisted of the following (in thousands):

	June 28, 2013	December 28, 2012

Income taxes payable	$4,147	$6,631
Accrued compensation	10,024	8,893
Accrued restructuring costs	298	733
Deposit on pending divestitures (Note 2)	100	6,100
Legal reserve	5,504	5,716
Other accrued expenses	13,166	16,124
	$33,239	$44,197

(5)	Intangible assets, net

The net carrying amounts of intangible assets as of June 28, 2013 and December 28, 2012 consisted of the following (in thousands):

	June 28, 2013	December 28, 2012
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(3,066)	(2,833)
Technology	(2,000)	(2,000)
Total	(5,066)	(4,833)

Net intangible assets subject to amortization	234	467

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$2,834	$3,067

As of June 28, 2013, the weighted average useful life of intangible assets with finite lives was less than one year.  Amortization expense for intangible assets was $0.2 million for the six months ended June 28, 2013 and June 29, 2012, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(6)	Income taxes

The income tax expense for the six months ended June 28, 2013 and June 29, 2012 was as follows (in thousands):

	June 28, 2013	June 29, 2012
Income tax expense	$84	$2,148
Effective tax rate	(0.7)%	(24.8)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate for the six months ended June 28, 2013 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.

We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of June 28, 2013, we have approximately $0.5 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties increased by $0.3 million during the six months ended June 28, 2013.

At June 28, 2013, we had approximately $7.8 million of unrecognized tax benefits, a net decrease of less than $0.1 million from the year ended December 28, 2012.  Approximately $2.0 million is recorded as other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheet as of June 28, 2013.  The $2.0 million in other long-term liabilities reflects an adjustment made in the second quarter of 2013 to reclassify approximately $1.7 million of unrecognized tax benefits from other long-term liabilities to deferred tax assets.  In making this reclassification, we followed the accounting guidance proposed by the Emerging Issues Task Force regarding the presentation of unrecognized tax benefits when net operating losses and other tax credit carryforwards exist, which was ratified by the FASB on June 26, 2013.  The new standard must be adopted by public entities in the interim periods of annual reporting periods beginning after December 15, 2013.  However, the standard allows for early adoption of the guidance.  The Company has adopted this guidance in the second quarter of 2013.

We expect approximately $4.8 million of unrecognized tax benefits to be released or settled in the next twelve months due to the expiration of statute.

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

Our net periodic pension benefit was less than $0.1 million and $0.4 million for the six months ended June 28, 2013 and June 29, 2012, respectively.  In the six months ended June 28, 2013, we contributed less than $0.1 million to our defined benefit plans.

(8)	Commitments and contingencies

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters could have a material adverse effect on our consolidated financial position, results from operations and cash flows.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. (“Halo”) in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringed certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages. On November 26, 2012, the jury returned a verdict ruling in favor of Halo and found that Pulse willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for approximately $2.0 million for past damages and interest and has also found that a royalty should apply on all future domestic sales under licenses to use these patents.
On May 29, 2013, the District Court entered final judgment in the case, which allows the case to be appealed. Halo has filed a notice of appeal with the Court of Appeals for the Federal Circuit; however, the appeal is stayed pending the outcome of certain post-judgment motions filed by Pulse in the District Court requesting a new trial on certain issues as well as a motion for a judgment as a matter of law on other issues. The District Court recently ruled against Halo on the willful infringement issue thereby precluding Halo from seeking treble damages and attorney’s fees. In addition, although the District Court granted Halo's motion for a permanent injunction against the eight product groups subject to the jury verdict, the District Court granted Pulse's emergency motion to stay the injunction for 90 days through October 15, 2013. Accordingly, we are free to sell the products subject to a 4.5% royalty on relevant U.S. sales during the stay period.

In light of the Court’s summary judgment order and its ruling that we are liable for infringement with respect to our U.S. sales of the products, we increased our legal reserve by approximately $1.8 million to $2.0 million during the fourth quarter of 2012. We intend to continue presenting a vigorous defense against the remaining claims in the case, to maintain our counterclaim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, to contest the amount of damages asserted by Halo, and to consider our rights of appeal with respect to any adverse rulings, including but not limited to infringement.

During the six months ended June 28, 2013 and June 29, 2012, we incurred $0.6 million and $0.4 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year assessments on non-income tax related assessments relating to our former operations. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the six months ended June 28, 2013, we recorded a $0.3 million decrease to the legal reserve due to foreign currency revaluation.

(9)	Debt

Long-term debt, net of discount, as of June 28, 2013 and December 28, 2012 consisted of the following (in thousands):

	June 28, 2013	December 28, 2012
Oaktree term loans	$110,919	$103,514
Senior convertible notes	22,315	22,315
Less: Oaktree term loans discount	(26,695)	(29,076)
	$106,539	$96,753

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years. Interest is due on the last business day of the calendar quarter.  During the six months ended June 28, 2013, the principal balance on the Oaktree term loans increased by $7.4 million due to PIK interest elections made on December 31, 2012, March 29, 2013 and June 28, 2013.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

Upon closing of the Oaktree term loans on November 20, 2012, we issued to Oaktree 3.7 million shares of our common stock and a warrant to purchase 19.9% of the common stock of Technitrol, our wholly-owned subsidiary. The common stock and warrant were recorded as a discount on the Oaktree loans which is being accreted over the term of the loans using the effective interest rate method.  On January 22, 2013, the warrant was cancelled and the Company issued 1,000 shares of Series A preferred stock to Oaktree.  Refer to discussion of the preferred stock in Note 10, Preferred stock.

Outstanding borrowings are subject to certain financial covenants, including a secured leverage ratio, total net debt leverage ratio and a minimum liquidity requirement.  In addition, the credit agreement limits our capital expenditures to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  In May 2013, we obtained a limited waiver from Oaktree to increase the aggregate capital expenditure limit in 2013 and 2014 from $22.0 million to $27.0 million.

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

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes. Terms of the incremental term loan will be identical to those of Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of June 28, 2013, we are in compliance with these financial covenants.

In consideration for the forbearance and additional commitment, we agreed to adjust the conversion rate for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  The adjustment to the conversion rate had a fair value of $5.8 million, which was recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs will be amortized through interest expense using the effective interest method through the maturity date of the debt.

As of June 28, 2013, we have certain post-closing obligations under the Oaktree credit agreement for which we have set aside $0.5 million of cash in an escrow account. This restricted cash has been classified within prepaid and other current assets in our Unaudited Condensed Consolidated Balance Sheet.

Senior Convertible Notes

On December 22, 2009, we issued senior convertible notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year. At June 28, 2013, we have $22.3 million of outstanding principal on our senior convertible notes.

These convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and commitments of our subsidiaries.  Holders of our convertible notes may convert their notes to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate, which is approximately 15.66 shares of common stock per $1,000 in principal amount of notes.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

In accordance with the Investment Agreement with Oaktree and subject to Oaktree’s agreement of the terms of an offer, we may offer each holder of our senior convertible notes the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  To the extent the holders of 90% of the outstanding senior convertible notes, including those exchanged by Oaktree in November 2012, exchange their notes under this optional exchange, then the principal  amount of Oaktree's Term B Loan of $28.5 million will be reduced by 20%. As of June 28, 2013, we have not reached mutually agreed upon terms of the exchange offer with Oaktree and there can be no assurance that an exchange offer will occur.

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

In accordance with the Investment Agreement, the preferred stock will convert into common stock at such time that the $22.3 million of senior convertible notes has been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  The preferred stock will automatically convert into such number of shares of our common stock that will result in Oaktree having received 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  As discussed in Note 9, Debt, the preferred stock conversion rate increased from 64.38% to 67.9% in March 2013 in connection with a forbearance and commitment letter with Oaktree.

The number of shares of common stock into which the preferred stock will be converted is dependent upon the number of common shares outstanding at the date of conversion.  The number of shares of common stock outstanding may change significantly depending upon the outcome of an exchange offer that may occur in accordance with the Investment Agreement.  Under the exchange offer, we may offer the senior convertible note holders the option to receive (i) new Term B Loan debt in exchange for its senior convertible notes in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock. As of June 28, 2013, we have not reached mutually agreed upon terms of the exchange offer with Oaktree and there can be no assurance that an exchange offer will occur.

On January 22, 2013, we recorded a final mark-to-market adjustment of $2.9 million to adjust the warrant liability to $15.1 million, its fair value at the cancellation date.  The $2.9 million loss is recorded in other expense, net.  The cancellation of the warrant and the issuance of 1,000 shares of preferred stock resulted in the settlement of the warrant liability and an increase to additional paid-in-capital of $15.1 million.

We determined the fair value of the warrant liability to be equal to the estimated incremental equity value of the Company to be transferred to Oaktree upon the issuance of the preferred stock.  As of December 28, 2012 and January 22, 2013, this estimated incremental equity value represented the value associated with the increase in Oaktree's ownership from 49.0% to 64.38% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  We determined the equity value using the fully diluted common shares outstanding and then derived the estimated incremental equity value attributed to the preferred stock.  In addition, we calculated our business enterprise value using both an income approach and a market approach in order to validate that the estimated business enterprise value implied in our warrant liability valuation was reasonable. The income approach calculation was based on the discounted cash flow method and utilized Level 3 inputs, including our revenue and expense projections, a weighted average cost of capital, and a long-term growth rate. The market approach calculations utilized Level 3 inputs, including our revenue and expense projections, EBITDA multiples determined by current trading market multiples of EBITDA for companies operating in businesses similar to us, and revenue multiples related to recent acquisitions of companies operating in businesses similar to us.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(11)	Per share amounts

Net loss per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net loss	$(5,221)	$(6,494)	$(12,350)	$(10,797)
Less: Net earnings (loss) attributable to non-controlling interest	9	(97)	(5)	(294)
Net loss attributable to Pulse Electronics Corporation	$(5,230)	$(6,397)	$(12,345)	$(10,503)

Basic loss per share:
Shares	7,994	4,169	7,976	4,155
Per share amount	$(0.65)	$(1.53)	$(1.55)	$(2.53)

Diluted loss per share:
Shares	7,994	4,169	7,976	4,155
Per share amount	$(0.65)	$(1.53)	$(1.55)	$(2.53)

As we had net losses in the three and six months ended June 28, 2013 and June 29, 2012, we did not include any common stock equivalents related to stock options and restricted shares in our calculation of diluted loss per share.  There were approximately 0.4 million and 0.1 million stock options outstanding as of June 28, 2013 and June 29, 2012, respectively, and unvested restricted shares outstanding of approximately 0.1 million as of June 28, 2013 and June 29, 2012, respectively, that were excluded from the computation of weighted average shares outstanding.

Also, for the three and six months ended June 29, 2012, we did not include any common stock equivalents related to the 0.2 million of unvested warrants to purchase our common stock for $0.10 per share in our basic or diluted loss per share since these warrants were unvested as of June 29, 2012.  In addition, for the three and six months ended June 28, 2013 and June 29, 2012, the effect of the convertible notes and the convertible Series A preferred stock was antidilutive and therefore excluded from our diluted loss per share calculation.

(12)	Severance, impairment and other associated costs

The changes in the accrued restructuring costs related to severance, impairment and other associated costs during the six months ended June 28, 2013 were as follows (in millions):

Balance accrued at December 28, 2012	$0.7
Net expense	0.1
Cash payments	(0.7)
Non-cash charges	0.2
Balance accrued at June 28, 2013	$0.3

During the six months ended June 28, 2013 and June 29, 2012, we incurred costs of $0.1 million and $2.1 million, respectively, associated with restructuring actions.

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

As of June 28, 2013, we had $0.3 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(13)	Fair Value Measurements

During the six months ended June 28, 2013, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012 (in millions):

	Fair Value Measurements at June 28, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$--	$--	$1.8
Total assets	$--	$--	$1.8

	Fair Value Measurements at December 28, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$--	$--	$7.5
Total assets	$--	$--	$7.5

Liabilities:
Warrant liability	$--	$--	$12.2
Total liabilities	$--	$--	$12.2

The warrant liability measured at fair value on a recurring basis was $12.2 million as of December 28, 2012. During the first quarter of 2013, the warrant liability was cancelled. The valuation of the warrant liability was based on an estimated business enterprise value, which includes significant unobservable inputs that makes the warrant liability a Level 3 measurement. Refer to the discussion of the valuation methodology and assumptions in Note 10, Preferred stock.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

A reconciliation of the activity for the assets and liabilities measured at fair value based on unobservable measure criteria for the quarter ended June 28, 2013 are as follows (in millions):

	Warrant liability	Assets held for sale
Fair value at December 28, 2012	$12.2	$7.5
Change in fair value (included in other expense, net)	2.9	--
Settlement of warrant liability	(15.1)	--
Long-lived assets sold	--	(5.7)
Fair value at June 28, 2013	$--	$1.8

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited Condensed Consolidated Balance Sheets. As of June 28, 2013, the estimated fair value of our senior convertible notes was approximately $16.7 million, as determined through the use of Level 2 fair value inputs.  As of June 28, 2013, the estimated fair value of our Oaktree term loans was approximately $82.7 million. The fair value of the Oaktree term loans is derived from a model that includes significant unobservable inputs which make the Oaktree term loans a Level 3 measurement. These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

(14)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs and legal reserve for the three and six months ended June 28, 2013 and June 29, 2012, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales:
Network	$38,454	$41,699	$74,285	$80,453
Power	29,554	32,121	57,139	63,811
Wireless	20,250	26,563	41,640	50,254
Total net sales	$88,258	$100,383	$173,064	$194,518

Operating profit (loss) excluding severance, impairment and other associated costs and legal reserve cost:
Network	$922	$817	$2,254	$(56)
Power	1,910	2,045	3,079	4,377
Wireless	(1,090)	(2,400)	(2,584)	(4,454)
Operating profit (loss) excluding severance, impairment and other associated costs and legal reserve costs	1,742	462	2,749	(133)

Severance, impairment and other associated costs	93	515	112	2,052
Legal reserve	37	50	75	50
Operating profit (loss)	1,612	(103)	2,562	(2,235)

Interest expense, net	(6,774)	(3,752)	(11,888)	(6,345)
Other expense, net	(408)	(1,148)	(2,940)	(69)

Loss before income taxes	$(5,570)	$(5,003)	$(12,266)	$(8,649)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout our manufacturing operations. We also remain committed to the implementation of our new enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service.  As of June 28, 2013, we implemented our new ERP system in our manufacturing plants in China as part of a phased implementation schedule.  The full global implementation of our new ERP system, which will replace multiple legacy systems of the Company, is expected to be substantially completed in 2013.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs.  The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges and changes in operating strategies, and the impact of rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. During the second quarter of 2013, there were minimum wage increases implemented in a portion of our manufacturing locations, with remaining increases to take effect in our other locations in the third quarter of 2013. Such wage rate increases are expected to have an unfavorable impact on our overall profit margin in the future.

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

Results of Operations

Three months ended June 28, 2013 compared to the three months ended June 29, 2012

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Three Months Ended				Results as % of
	June 28	June 29			net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$88,258	$100,383	$(12,125)	(12.1)%	100.0%	100.0%
Cost of sales	67,508	81,179	13,671	16.8	(76.5)	(80.9)
Gross profit	20,750	19,204	1,546	8.1	23.5	19.1

Selling, general and administrative expenses	19,008	18,742	(266)	(1.4)	(21.5)	(18.7)
Severance, impairment and other associated costs	93	515	422	81.9	(0.1)	(0.5)
Legal reserve	37	50	13	26.0	(0.0)	(0.0)
Operating profit (loss)	1,612	(103)	1,715	1,665.0	1.8	(0.1)

Interest expense, net	(6,774)	(3,752)	(3,022)	(80.5)	(7.7)	(3.7)
Other expense, net	(408)	(1,148)	740	64.5	(0.5)	(1.1)

Loss before income taxes	(5,570)	(5,003)	(567)	(11.3)	(6.3)	(5.0)

Income tax benefit (expense)	349	(1,491)	1,840	123.4	0.4	(1.5)

Net loss	$(5,221)	$(6,494)	$1,273	19.6%	(5.9)%	(6.5)%

Net sales.  Net sales decreased by $12.1 million, or 12.1%, to $88.3 million compared with $100.4 million in the prior-year quarter, reflecting ongoing economic and industry weakness which constrained demand for Network and Power products, plus lower demand in the Wireless segment, particularly in smartphone programs in which we participate.

Net sales for our three segments for the three months ended June 28, 2013 and June 29, 2012 were as follows (in thousands):

	June 28, 2013	June 29, 2012
Network	$38,454	$41,699
Power	29,554	32,121
Wireless	20,250	26,563
Net sales	$88,258	$100,383

Gross profit.  Gross profit increased by $1.5 million to $20.8 million compared to $19.2 million in the prior-year quarter.  Gross profit as a percentage of net sales increased to 23.5% for the three months ended June 28, 2013 as compared to 19.1% in the prior-year quarter.  The higher gross profit margin compared to the prior year reflects the favorable effects of manufacturing plant consolidations and other cost reduction programs and resulting operational efficiencies. In addition, we incurred ramp up costs and inefficiencies in the prior year associated with the growth in our Wireless segment.

Selling, general and administrative expenses.   Total selling, general and administrative expenses were $19.0 million, essentially flat from $18.7 million in the second quarter of 2012, as we maintained sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended June 28, 2013 and June 29, 2012, respectively, RD&E was as follows (in thousands):

	2013	2012
RD&E	$5,748	$6,287
Percentage of sales	6.5%	6.3%

Our RD&E spending as a percentage of sales in the quarter ended June 28, 2013 is relatively consistent with the quarter ended June 29, 2012.  RD&E spending includes legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the three months ended June 28, 2013 and June 29, 2012, we incurred approximately $0.3 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the three months ended June 28, 2013, we incurred $0.1 million of restructuring expenses. During the three months ended June 29, 2012, we incurred restructuring expenses of $0.5 million, primarily related to severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China.

Interest.   Net interest expense increased by $3.0 million to $6.8 million compared with $3.8 million in the prior year quarter.  The increase was primarily due to higher borrowing rates and debt levels compared to the prior-year period. Also, interest expense increased due to higher debt fee and discount amortization from our Oaktree term loans.

Other.   Net other expense for the three months ended June 28, 2013 is primarily attributable to our foreign currency exchange activity related to changes in the various currencies of our intercompany lending program.  During the three months ended June 28, 2013, we incurred $0.4 million in foreign currency losses compared to $1.3 million losses in the prior year, primarily due to the settlement of intercompany advances and loans denominated in euro compared to the prior year.

Income taxes.  The income tax (benefit) expense for the three months ended June 28, 2013 and June 29, 2012 was as follows (in thousands):

	June 28, 2013	June 29, 2012
Income tax (benefit) expense	$(349)	$1,491
Effective tax rate	6.3%	(29.8)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the second quarter of 2013 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.

Results of Operations

Six months ended June 28, 2013 compared to the six months ended June 29, 2012

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Six Months Ended				Results as % of
	June 28	June 29			net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$173,064	$194,518	$(21,454)	(11.0)%	100.0%	100.0%
Cost of sales	132,133	156,916	24,783	15.8	(76.3)	(80.7)
Gross profit	40,931	37,602	3,329	8.9	23.7	19.3

Selling, general and administrative expenses	38,182	37,735	(447)	(1.2)	(22.1)	(19.4)
Severance, impairment and other associated costs	112	2,052	1,940	94.5	(0.1)	(1.1)
Legal reserve	75	50	(25)	(50.0)	(0.0)	(0.0)
Operating profit (loss)	2,562	(2,235)	4,797	214.6	1.5	(1.1)

Interest expense, net	(11,888)	(6,345)	(5,543)	(87.4)	(6.9)	(3.3)
Other expense, net	(2,940)	(69)	(2,871)	4,160.9	(1.7)	(0.0)

Loss before income taxes	(12,266)	(8,649)	(3,617)	(41.8)	(7.1)	(4.4)

Income tax expense	(84)	(2,148)	2,064	96.1	(0.0)	(1.1)

Net loss	$(12,350)	$(10,797)	$(1,553)	(14.4)%	(7.1)%	(5.6)%

Net sales.  Net sales for the six months ended June 28, 2013 decreased by $21.5 million, or 11.0%, to $173.1 million compared with $194.5 million in the prior-year period, reflecting ongoing economic and industry weakness which constrained demand for Network and Power products, plus lower demand in the Wireless segment, particularly in smartphone programs in which we participate.

Net sales for our three segments for the six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands):

	June 28, 2013	June 29, 2012
Network	$74,285	$80,453
Power	57,139	63,811
Wireless	41,640	50,254
Net sales	$173,064	$194,518

Gross profit.  Gross profit for the six months ended June 28, 2013 increased by $3.3 million to $40.9 million compared to $37.6 million in the prior-year period.  Gross profit as a percentage of net sales increased to 23.7% for the six months ended June 28, 2013 as compared to 19.3% for the prior-year period. The higher gross profit margin compared to the prior year reflects the favorable effects of manufacturing plant consolidations and other cost reduction programs and resulting operational efficiencies. In addition, we incurred ramp up costs and inefficiencies in the prior year associated with the growth in our Wireless segment.

Selling, general and administrative expenses.   Total selling, general and administrative expenses in the six months ended June 28, 2013 were $38.2 million, essentially flat from $37.7 million in the prior-year period, as we maintained sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the six months ended June 28, 2013 and June 29, 2012, respectively, RD&E was as follows (in thousands):

	2013	2012
RD&E	$11,282	$12,275
Percentage of sales	6.5%	6.3%

Our RD&E spending as a percentage of sales in the six months ended June 28, 2013 is relatively consistent with the six months ended June 29, 2012.  RD&E spending includes legal expenses incurred in connection with the patent lawsuit filed by Halo Electronics.  During the six months ended June 28, 2013 and June 29, 2012, we incurred approximately $0.6 million and $0.4 million of legal expenses, respectively, related to this matter.  Refer to further discussion in Note 8, Commitments and contingencies.

Severance, impairment and other associated costs.  During the six months ended June 28, 2013, we incurred $0.1 million of restructuring expenses.  During the six months ended June 29, 2012, we incurred restructuring expenses of $2.1 million, of which $1.1 million included severance, lease termination and other costs associated with our ongoing initiative to reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities, $0.8 million of workforce reductions, primarily in Europe; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.

Interest.   Net interest expense increased by $5.5 million to $11.9 million compared with $6.3 million in the prior-year period.  The increase was primarily due to higher borrowing rates and debt levels compared to the prior-year period. Also, interest expense increased due to higher debt fee and discount amortization from our Oaktree term loans.

Other.  During the six months ended June 28, 2013, we incurred $2.9 million of other expense, net, which consisted of a $2.9 million loss on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China, as well as foreign currency losses related to changes in the various currencies of our intercompany lending program of $0.3 million. During the six months ended June 29, 2012, we incurred a $0.4 million gain recognized on the sale of equipment related to our encapsulated transformer product line, which was offset by the foreign currency losses related to changes in the various currencies of our intercompany lending program of $0.7 million.

Income taxes.  The income tax expense for the six months ended June 28, 2013 and June 29, 2012 was as follows (in thousands):

	June 28, 2013	June 29, 2012
Income tax expense	$84	$2,148
Effective tax rate	(0.7)%	(24.8)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the six months ended June 28, 2013 compared to the prior-year period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $23.2 million of cash and cash equivalents at June 28, 2013 compared with $31.5 million at December 28, 2012. The decrease in cash mainly reflects the use of proceeds from the Oaktree investment for transaction fees and expenses, working capital needs and capital expenditures.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At June 28, 2013, a majority owned foreign subsidiary and its subsidiaries held approximately $11.8 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2013 to further these objectives and improve the operating efficiency of the Company.

We believe that we will maintain sufficient financing from operations and cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows.  In July 2013, we initiated a program to reduce operating expenses by approximately $6.0 million on an annualized basis by the end of the first quarter of 2014.  Completion of the reductions may enable the Company to make significant progress towards its targeted operating expense levels and ensure continued cash growth regardless of sales trends.  Many of the contemplated actions are efficiency improvements related to the implementation of the ERP system and are expected to affect all segments.  The Company expects that it will incur cash severance and restructuring costs associated with the action in an amount still to be determined.

There can be no assurance that plans to improve operating performance and financial position will be successful. If we are unable to generate additional cash flows through our cost reduction initiatives and/or are unable to raise sufficient additional capital to fulfill our financial commitments in a timely manner, our business prospects, financial condition and results of operations will likely be materially and adversely affected.

Cash Flow from Operating Activities

Net cash used in operating activities was $0.6 million for the six months ended June 28, 2013 as compared to $6.3 million for the six months ended June 29, 2012.  The decrease in the use of cash for operations during the six months ended June 28, 2013 was primarily due to higher operating profit, accounts receivable collections, as well as lower severance, tax and interest payments compared to the prior-year period. These increases were partially offset by decreases in our accounts payable and accrued expenses during the six months ended June 28, 2013.

Cash Flow from Investing Activities

Net cash used in investing activities was $5.7 million for the six months ended June 28, 2013, primarily consisting of capital expenditures.

Net cash used in investing activities was $0.9 million for the six months ended June 29, 2012, primarily consisting of $4.9 million of proceeds received for the pending sale of two of our manufacturing plants in China, as well as $0.6 million for equipment related to our encapsulated transformer product line, partially offset by capital expenditures of $6.3 million during the period.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 28, 2013 was $2.0 million, consisting of cash used in the payment of debt issuance costs of $1.5 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Net cash provided by financing activities during the six months ended June 29, 2012 was $9.4 million, consisting of additional borrowings of $11.0 million, partially offset by $1.6 million of cash used in the payment of debt issuance costs relating to our senior credit facility amendment in March 2012.

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years.  Interest is due on the last business day of the calendar quarter.  During the six months ended June 28, 2013, the principal balance on the Oaktree term loans increased by $7.4 million due to PIK interest elections made on December 31, 2012, March 29, 2013 and June 28, 2013.  Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the PIK interest on behalf of Oaktree.  During the six months ended June 28, 2013, we remitted approximately $0.8 million of foreign withholding taxes on PIK interest accrued on the Oaktree term loans.

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

The secured leverage ratio is calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement). The total net debt leverage ratio is calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined in the credit agreement) and (b) our rolling four quarters' EBITDA. The secured leverage and total net debt leverage ratio requirements, as defined in the agreement are set forth in the table below:

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

In addition, we are required to maintain an unrestricted cash balance of $10.0 million (subject to forbearance in the letter agreement dated March 11, 2013) and our capital expenditures are limited to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter. In May 2013, we obtained a limited waiver from Oaktree to increase the aggregate capital expenditure limit in 2013 and 2014 from $22.0 million to $27.0 million.

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

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of the Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of June 28, 2013, we are in compliance with these financial covenants.

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

The Series A preferred stock will convert into common stock at such time that the $22.3 million of outstanding senior convertible notes have been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  As of December 28, 2012, in accordance with the Investment Agreement, the preferred stock was convertible into such number of shares of our common stock that would result in Oaktree having received 64.38% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  In consideration for the forbearance and incremental loan commitment discussed above, in March 2013 we agreed to adjust the preferred stock conversion rate to 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  As of June 28, 2013, the number of common shares into which the preferred stock will be converted will be within a range of 5.8 million shares to 13.2 million shares of common stock.

In a further phase of the Oaktree recapitalization, we may offer each holder of our outstanding senior convertible notes the option to receive, in exchange for their senior convertible notes, (i) new Term B Loan debt in a principal amount equaling up to 80% of the principal amount of such holder’s senior convertible notes and (ii) shares of common stock (the “Exchange Offer”). Oaktree must agree to the terms of an offer.  To the extent, following the completion of the Exchange Offer, the holders of 90% or more of the senior convertible notes, including those already exchanged by Oaktree, have exchanged their senior convertible notes for Term B Loans and common stock, the principal amount of Oaktree's Term B Loan will be reduced by 20%.  If all of the senior convertible notes are retired, following completion of the Exchange Offer, the former holders of such senior convertible notes will hold 3.5 million shares of common stock or 14.05% of our common stock (on a pro forma fully diluted as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree). As of June 28, 2013, we have not reached mutually agreed upon terms of the exchange offer with Oaktree and there can be no assurance that an exchange offer will occur.

Certain Other Matters Relating to Liquidity

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million.  On November 12, 2012, we submitted a plan for remediation of the deficiency related to the market capitalization and stockholders’ equity requirements to the NYSE, which they accepted on January 3, 2013. The plan includes our consideration of other options regarding the eventual retirement of the convertible bonds, either before or at its maturity, which we believe may help us to regain compliance with the average market capitalization requirement.  The Company is required to provide the Exchange staff with updates in connection with the initiatives of the plan of compliance at least quarterly or upon the Exchange’s request and the Exchange staff will review the Company periodically for compliance with the plan during the extension periods.  Failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the Company being delisted from the Exchange. There can be no assurance that the Company will be able to make progress consistent with its plan to regain compliance with the Exchange’s continued listing standards in a timely manner, or at all.

On October 10, 2012, the NYSE notified us that we failed to meet an additional listing standard because the average closing share price of our common stock was below the NYSE’s minimum standard of $1.00 per share during a consecutive 30 trading-day period.  On May 22, 2013, we implemented a 1-for-10 reverse stock split of our common stock following shareholder approval at the annual meeting. As a result of the split, every ten shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock and reduced our total common shares outstanding on the effective date from 79.5 million shares to 7.9 million shares. On July 3, 2013, the NYSE notified the Company that our stock price was above the NYSE’s minimum requirement of $1.00 based on a 30-trading day average.  Accordingly, the Company is now in compliance with the $1.00 continued listing criterion.

We face the risk that the average market capitalization may not rise to a level necessary to satisfy the NYSE requirements. The market capitalization requirements provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances.

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors. Additionally, if our common stock is not listed on the NYSE or another national exchange, holders of our senior convertible notes due December 15, 2014 will be entitled to require us to repurchase these notes. Except as provided and subject to the conditions in the letter agreement with Oaktree of March 11, 2013, we can give no assurance that we would be able to repay the senior convertible notes in fiscal 2013, prior to the maturity date, or obtain any required replacement financing.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 8, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings. As discussed in Note 8, the court entered final judgment in the Halo lawsuit on May 28, 2013 and has ordered the Company to pay a bond in the amount of approximately $1.6 million to secure Halo’s interest through the appeal process, which we are required to pay in the third quarter of 2013.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our former electrical contact business (“Electrical”) in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  In February 2013, we had preliminary discussions with the PBGC whereby we offered to make periodic payments through 2019 to fund the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of June 28, 2013 and would only affect the timing of those payments. There can be no assurance that an agreement will be reached, or if reached, the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.  We expect to contribute approximately $1.1 million to our defined benefit plans in 2013.

During the six months ended June 28, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012.

Our retained earnings are free from legal or contractual restrictions as of June 28, 2013, with the exception of approximately $23.3 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 28, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 Refer to Note 8, Commitments and contingencies, to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Item 1a	Risk Factors

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the statement regarding forward-looking statements on page 16 in this Quarterly Report on Form 10-Q.

Our intellectual property rights may not be adequately protected or third parties may claim we have violated their intellectual property rights.

We may not be successful in protecting our intellectual property through patent laws, other regulations or by contract.  As a result, other companies may be able to develop and market similar products, which could materially and adversely affect our market share and results of operations.

Also, from time to time, we may receive claims asserting that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in May 2013, a Federal Court entered a judgment in favor of Halo Electronics, Inc. in its patent infringement suit against us, which we intend to appeal. The Court imposed a permanent injunction halting the U.S. sale of certain surface mount transformers; however, the Court subsequently issued an emergency stay suspending the injunction through October 15, 2013. Although we do not believe the injunction will have a material adverse impact on our relationship with customers and the sales of our products, particularly in light of the stay and the fact that we are developing new products that we believe will not infringe third party rights, there can be no assurance that such products will be qualified by, and acceptable to, our customers or that such replacements will not infringe the patents or other proprietary rights of third parties.

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management’s attention from administering our business.  Third party infringement claims against us or our customers with respect to our current or future products could result in the overall loss of the right to use technology important to our business, could compel us to enter into costly royalty arrangements, and could cause harm to our reputation and the reputation of our customers. Any of the foregoing could have a material and adverse effect on our business and results of operations.

Item 6	Exhibits

(a)	Exhibits

The Exhibit Index is on page 27.

Exhibit Index

10.37(2)
Amendment No. 2 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated April 15, 2013 (incorporated by reference to Exhibit 10.37(2) to our Form 10-Q for the three months ended March 28, 2013).

3.3	Amended and Restated Articles of Incorporation of Pulse Electronics Corporation (incorporated by reference to Exhibit 3.3 to our Form 8-k dated May 17, 2013).

10.35(1)	Amendment to the Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(1) to our Form 8-k dated May 17, 2013).

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended June 28, 2013, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

August 6, 2013	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)