Form 10-Q
period 2013-09-30
PULSE ELECTRONICS CORP
filed 2013-11-05
CIK 96763

   UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2013, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 5, 2013: 7,958,565

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands, except per share data

	September 27, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$25,580	$31,475
Accounts receivable, net	67,462	62,957
Inventory, net	32,860	31,434
Prepaid expenses and other current assets	19,861	21,500
Total current assets	145,763	147,366

Long-term assets:
Property, plant and equipment	95,467	94,114
Less accumulated depreciation	66,567	64,708
Net property, plant and equipment	28,900	29,406
Deferred income taxes	766	2,443
Intangible assets, net	2,717	3,067
Other assets	10,074	6,316
	$188,220	$188,598

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$71,662	$65,883
Accrued expenses and other current liabilities	37,216	44,197
Warrant liability	--	12,175
Total current liabilities	108,878	122,255

Long-term liabilities:
Long-term debt	107,820	96,753
Deferred income taxes	7,616	7,616
Other long-term liabilities	10,832	11,518

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 and 0 shares authorized; 1,000 and 0 shares outstanding at September 27, 2013 and December 28, 2012, respectively	--	--
Common stock, $0.125 par value, 31,000,000 and 17,500,000 shares authorized; 7,958,565 and 7,947,338 outstanding at September 27, 2013 and December 28, 2012, respectively	995	994
Additional paid-in-capital	257,421	235,162
Accumulated deficit	(332,461)	(312,484)
Accumulated other comprehensive income	20,999	20,703
Total Pulse Electronics Corporation shareholders' deficit	(53,046)	(55,625)
Non-controlling interest	6,120	6,081
Total shareholders’ deficit	(46,926)	(49,544)
	$188,220	$188,598

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Net sales	$94,840	$88,233	$267,904	$282,751
Cost of sales	73,194	71,281	205,327	228,198
Gross profit	21,646	16,952	62,577	54,553

Selling, general and administrative expenses	18,417	18,049	56,599	55,784
Severance, impairment and other associated costs	2,670	3,851	2,782	5,901
Debt restructuring and associated costs	--	814	--	814
Legal reserve	36	--	111	50
Operating profit (loss)	523	(5,762)	3,085	(7,996)

Other expense:
Interest expense, net	(6,231)	(3,754)	(18,119)	(10,099)
Other income (expense), net	57	948	(2,883)	877
Total other expense	(6,174)	(2,806)	(21,002)	(9,222)

Loss before income taxes	(5,651)	(8,568)	(17,917)	(17,218)

Income tax expense	(1,937)	(356)	(2,021)	(2,504)

Net loss	(7,588)	(8,924)	(19,938)	(19,722)

Less: Net earnings (loss) attributable to non-controlling interest	44	35	39	(259)

Net loss attributable to Pulse Electronics Corporation	$(7,632)	$(8,959)	$(19,977)	$(19,463)

Basic loss per share	$(0.95)	$(2.11)	$(2.49)	$(4.65)

Diluted loss per share	$(0.95)	$(2.11)	$(2.49)	$(4.65)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(7,588)	$(8,924)	$(19,938)	$(19,722)
Other comprehensive income (loss):
Currency translation adjustment	183	(539)	296	(396)
Total comprehensive loss	(7,405)	(9,463)	(19,642)	(20,118)

Less: Comprehensive earnings (loss) attributable to non-controlling interests	44	35	39	(259)
Comprehensive loss attributable to Pulse Electronics Corporation	$(7,449)	$(9,498)	$(19,681)	$(19,859)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Nine Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net loss	$(19,938)	$(19,722)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,434	5,923
Stock incentive plan expense	1,396	1,324
Amortization and write-off of deferred loan costs	1,303	3,299
Amortization of debt discount	3,659	--
Payment-in-kind interest on debt	9,267	--
Change in fair value on warrant liability	2,878	--
Severance, impairment and other associated costs, net of cash payments	1,629	(1,368)
Other, net	432	(118)
Changes in assets and liabilities:
Accounts receivable	(4,017)	3,871
Inventory	(303)	5,272
Prepaid expenses and other current assets	(222)	(2,988)
Accounts payable and accrued expenses	3,732	(34)
Net cash provided by (used in) operating activities	5,250	(4,541)

Cash flows from investing activities:
Capital expenditures	(7,829)	(6,999)
Cash restricted due to litigation	(1,550)	--
Proceeds from sale of property, plant and equipment	534	591
Foreign currency impact on intercompany lending	(120)	(256)
Deposit received from pending divestiture	--	6,532
Net cash used in investing activities	(8,965)	(132)

Cash flows from financing activities:
Credit facility borrowings	--	11,000
Debt issuance costs	(1,700)	(1,584)
Change in restricted cash	(500)	--
Net cash (used in) provided by financing activities	(2,200)	9,416

Net effect of exchange rate changes on cash	20	(1)

Net (decrease) increase in cash and cash equivalents	(5,895)	4,742
Cash and cash equivalents at beginning of period	31,475	17,606
Cash and cash equivalents at end of period	$25,580	$22,348

Supplemental cash flows disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$325	$1,500
Debt issuance costs included in accounts payable and accrued liabilities	$1,320	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Pulse Electronics Corporation (“Pulse Electronics”, “Pulse”, or “the Company”, which may be referred to as “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 2012.  Results for the nine month period ended September 27, 2013 are not necessarily indicative of annual results.

On May 22, 2013, we implemented a 1-for-10 reverse stock split of our common stock following shareholder approval at the annual meeting. As a result of the split, every ten shares of issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in the par value per share. Accordingly, we have adjusted the basic and diluted loss per share on the Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2012, to reflect the impact of the reverse stock split. We have also adjusted the number of issued and outstanding shares of  common stock presented on the Unaudited Condensed Consolidated Balance Sheet at December 28, 2012 and have adjusted all share and per share amounts in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

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

During 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.  During 2012, we completed the sale of a portion of this real estate for an amount immaterial to our Unaudited Condensed Consolidated Financial Statements and are actively marketing the remaining properties. These assets remain classified as held for sale at September 27, 2013 and have a net carrying value of approximately $1.8 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(3)	Inventory

Inventory as of September 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	September 27, 2013	December 28, 2012

Finished goods	$19,363	$18,563
Work in progress	3,518	4,276
Raw materials and supplies	9,979	8,595
	$32,860	$31,434

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	September 27, 2013	December 28, 2012

Income taxes payable	$6,636	$6,631
Accrued compensation	10,413	8,893
Accrued restructuring costs	976	733
Deposit on pending divestitures (Note 2)	100	6,100
Legal reserve	5,423	5,716
Other accrued expenses	13,668	16,124
	$37,216	$44,197

(5)	Intangible assets, net

The net carrying amounts of intangible assets as of September 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	September 27, 2013	December 28, 2012
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(3,183)	(2,833)
Technology	(2,000)	(2,000)
Total	(5,183)	(4,833)

Net intangible assets subject to amortization	117	467

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,600	2,600

Intangible assets, net	$2,717	$3,067

As of September 27, 2013, the weighted average useful life of intangible assets with finite lives was less than one year.  Amortization expense for intangible assets was $0.4 million for each of the nine months ended September 27, 2013 and September 28, 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(6)	Income taxes

The income tax expense for the nine months ended September 27, 2013 and September 28, 2012 was as follows (in thousands):

	September 27, 2013	September 28, 2012
Income tax expense	$2,021	$2,504
Effective tax rate	(11.3)%	(14.5)%

             The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. We provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate for the nine months ended September 27, 2013 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities. During the three months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million.  The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year and current year financial statements.

 We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of September 27, 2013, we have approximately $0.5 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties increased by $0.2 million during the nine months ended September 27, 2013.

At September 27, 2013, we had approximately $3.6 million of unrecognized tax benefits, a net decrease of $4.3 million from the year ended December 28, 2012. The decrease is a result of the release of unrecognized tax benefits due to statute expiration. Of the $3.6 million of unrecognized tax benefits, approximately $1.4 million is recorded as other long-term liabilities and $2.2 million is recorded as an offset to deferred tax assets in the Unaudited Condensed Consolidated Balance Sheet as of September 27, 2013.  In the second quarter of 2013, we implemented the accounting guidance regarding the presentation of unrecognized tax benefits when net operating losses and other tax credit carryforwards exist, which was ratified by the FASB in June 2013.  The new standard required public companies to adopt the guidance in the interim periods of annual reporting periods beginning after December 15, 2013, however early adoption was permitted.  As a result of the adoption, the Company reclassified $1.7 million of unrecognized tax benefits from long-term liabilities to deferred tax assets in the second quarter of 2013.

             We expect approximately $2.2 million of unrecognized tax benefits to be released in the next twelve months due to the expiration of statute or settlement.

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

Our net periodic pension benefit was less than $0.1 million for the nine months ended September 27, 2013 and September 28, 2012, respectively.  In the nine months ended September 27, 2013, we contributed less than $0.1 million to our defined benefit plans.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. (“Halo”) in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringed certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages. On November 26, 2012, the jury returned a verdict ruling in favor of Halo and found that Pulse willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for approximately $2.0 million for past damages and interest and for a royalty on all future domestic sales under licenses to use these patents.

On May 29, 2013, the District Court entered final judgment in the case. Halo and Pulse have filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals are in the process of being briefed, with completion anticipated in January 2014.  In July 2013, the District Court ruled against Halo on the willful infringement issue thereby precluding Halo from seeking treble damages and attorney’s fees. In addition, although the District Court granted Halo's motion for a permanent injunction against the eight product groups subject to the jury verdict, the District Court granted Pulse's emergency motion to stay the injunction for 90 days through October 15, 2013. Accordingly, Pulse was free to sell the products subject to a 4.5% royalty on relevant U.S. sales during the stay period.

In relation to the appeal filed in the Halo legal matter, Pulse was required by the Court to post a $1.6 million bond in the third quarter of 2013.  The amount of the bond is held in an interest-bearing account in the Company’s name, but is restricted and has been classified within prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheet. The restriction will continue until the resolution of this legal matter.

In light of the Court’s summary judgment order and its ruling that we are liable for infringement with respect to our U.S. sales of the products, we increased our legal reserve by approximately $1.8 million to $2.0 million during the fourth quarter of 2012. We intend to continue presenting a vigorous defense in the appellate process including maintaining our claim that Pulse owes no liability whatsoever to Halo due to the invalidity of the Halo patents, and contesting the amount of damages asserted by Halo.

During the three months ended September 27, 2013 and September 28, 2012, we incurred $0.4 million and $0.2 million of legal expenses, respectively, related to this matter. During the nine months ended September 27, 2013 and September 28, 2012, we incurred $1.0 million and $0.6 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the nine months ended September 27, 2013, we recorded a $0.4 million decrease to the legal reserve due to foreign currency revaluation.

(9)	Debt

Long-term debt, net of discount, as of September 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	September 27, 2013	December 28, 2012
Oaktree term loans	$110,919	$103,514
Senior convertible notes	22,315	22,315
Less: Oaktree term loans discount	(25,414)	(29,076)
	$107,820	$96,753

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years. Interest is due on the last business day of the calendar quarter.  During the nine months ended September 27, 2013, the principal balance on the Oaktree term loans increased by $7.4 million due to PIK interest elections made on December 31, 2012, March 29, 2013 and June 28, 2013. The PIK interest election for the third quarter of 2013 was made subsequent to our fiscal quarter-end on September 30, 2013; therefore interest accrued during the fiscal quarter of $3.2 million was classified within other long-term liabilities at September 27, 2013 in our Unaudited Condensed Consolidated Balance Sheet.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

These term loans mature on November 20, 2017 and are secured by a first lien on the collateral, which includes the shares and assets of certain domestic and international subsidiaries.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

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

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes. Terms of the incremental term loan would be identical to those of Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of September 27, 2013, we were in compliance with these financial covenants.

In consideration for the forbearance and additional commitment, we agreed to adjust the conversion rate for the preferred stock held by Oaktree such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  The adjustment to the conversion rate had a fair value of $5.8 million, which was recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs are being amortized to interest expense over the term of the loans using the effective interest method.

As of September 27, 2013, we have certain post-closing obligations under the Oaktree credit agreement for which we have set aside $0.5 million of cash in an escrow account. This restricted cash has been classified within prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheet.

Senior Convertible Notes

On December 22, 2009, we issued senior convertible notes, which will mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year. At September 27, 2013, we have $22.3 million of outstanding principal on our senior convertible notes.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

Our Investment Agreement with Oaktree contemplated an offering to the holders of our senior convertible notes with the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  As of September 27, 2013 the exchange offer as originally contemplated was not consummated.  However, we are currently pursuing a number of options to retire the convertible notes prior to maturity, including public and/or private exchange offers that may include a combination of Term B Loans due in 2017, shares of our common stock, or cash. There can be no assurance that an exchange of these notes will be completed.

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

The number of shares of common stock into which the preferred stock will be converted is dependent upon the number of common shares outstanding at the date of conversion. The number of shares of common stock outstanding may change significantly depending upon the outcome of an exchange offer which may occur. Our Investment Agreement with Oaktree contemplated an offering to the holders of our senior convertible notes with the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  As of September 27, 2013 the exchange offer as originally contemplated was not consummated.  However, we are currently pursuing a number of options to retire the convertible notes prior to maturity, including public and/or private exchange offers that may include a combination of Term B Loans due in 2017, shares of our common stock, or cash. There can be no assurance that an exchange of these notes will be completed.

On January 22, 2013, we recorded a mark-to-market adjustment of $2.9 million to adjust the warrant liability to $15.1 million, its fair value at the cancellation date.  The $2.9 million loss is recorded in other expense, net.  The cancellation of the warrant and the issuance of 1,000 shares of preferred stock resulted in the settlement of the warrant liability and an increase to additional paid-in-capital of $15.1 million.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

On March 11, 2013, in connection with the letter agreement, we increased the preferred stock conversion rate from 64.38% to 67.9%.  The adjustment to the conversion rate had a fair value of $5.8 million and was calculated as the estimated incremental equity value transferred to Oaktree as a result of the change in the preferred stock conversion rate.  The increase in the fair value of the preferred stock as a result of the adjustment to the conversion rate has been recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs are being amortized to interest expense over the term of the loans using the effective interest method.

(11)	Per share amounts

Net loss per share calculations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Net loss	$(7,588)	$(8,924)	$(19,938)	$(19,722)
Less: Net earnings (loss) attributable to non-controlling interest	44	35	39	(259)
Net loss attributable to Pulse Electronics Corporation	$(7,632)	$(8,959)	$(19,977)	$(19,463)

Basic loss per share:
Shares	8,007	4,243	8,016	4,183
Per share amount	$(0.95)	$(2.11)	$(2.49)	$(4.65)

Diluted loss per share:
Shares	8,007	4,243	8,016	4,183
Per share amount	$(0.95)	$(2.11)	$(2.49)	$(4.65)

As we had net losses in the three and nine months ended September 27, 2013 and September 28, 2012, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.4 million and 0.1 million stock options outstanding as of September 27, 2013 and September 28, 2012, respectively, and unvested restricted shares and restricted share units outstanding of approximately 0.3 million and 0.1 million as of September 27, 2013 and September 28, 2012, respectively, that were excluded from the computation of weighted average shares outstanding.

Also, for the nine months ended September 28, 2012, we did not include any common stock equivalents related to the 0.1 million of unvested warrants to purchase our common stock for $0.10 per share in our basic or diluted loss per share since these warrants were unvested as of September 28, 2012.  In addition, for the three and nine months ended September 27, 2013 and September 28, 2012, the effect of the convertible notes and the convertible Series A preferred stock was antidilutive and therefore excluded from our diluted loss per share calculation.

(12)	Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs during the nine months ended September 27, 2013 were as follows (in millions):

Balance accrued at December 28, 2012	$0.7
Net expense	2.8
Cash payments	(1.2)
Non-cash charges	(1.3)
Balance accrued at September 27, 2013	$1.0

During the nine months ended September 27, 2013 and September 28, 2012, we incurred costs of $2.8 million and $5.9 million, respectively, associated with restructuring actions and the impairment of fixed assets.

During the first nine months of 2013, the total charges of $2.8 million included $1.2 million of severance costs.  The severance costs consisted of $0.7 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in our Wireless segment.  Additionally, the charges included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment.  In the third quarter of 2013, we decided not to make any further investments in this project and wrote off the permanently idled equipment.

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

As of September 27, 2013, we had $1.0 million accrued for costs associated with our ongoing restructuring actions, of which a majority will be paid within one year.

(13)	Fair Value Measurements

During the nine months ended September 27, 2013, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets as of September 27, 2013 and December 28, 2012 (in millions):

	Fair Value Measurements at September 27, 2013
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

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

A reconciliation of the activity for the assets and liabilities measured at fair value based on unobservable measure criteria for the nine months ended September 27, 2013 are as follows (in millions):

	Warrant liability	Assets held for sale
Fair value at December 28, 2012	$12.2	$7.5
Change in fair value (included in other expense, net)	2.9	--
Settlement of warrant liability	(15.1)	--
Long-lived assets sold	--	(5.7)
Fair value at September 27, 2013	$--	$1.8

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited Condensed Consolidated Balance Sheets. As of September 27, 2013, the estimated fair value of our senior convertible notes was approximately $16.7 million, as determined through the use of Level 2 fair value inputs.  As of September 27, 2013, the estimated fair value of our Oaktree term loans was approximately $85.1 million. The fair value of the Oaktree term loans is derived from a model that includes significant unobservable inputs which make the Oaktree term loans a Level 3 measurement. These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

(14)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs and legal reserve costs for the three and nine months ended September 27, 2013 and September 28, 2012, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Net sales:
Network	$39,472	$39,902	$113,757	$120,355
Power	28,116	28,932	85,255	92,743
Wireless	27,252	19,399	68,892	69,653
Total net sales	$94,840	$88,233	$267,904	$282,751

Operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs and legal reserve costs:
Network	$1,726	$2,487	$3,980	$2,431
Power	2,170	678	5,249	5,056
Wireless	(667)	(4,262)	(3,251)	(8,718)
Operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs and legal reserve costs	3,229	(1,097)	5,978	(1,231)

Severance, impairment and other associated costs	2,670	3,851	2,782	5,901
Debt restructuring and related costs	--	814	--	814
Legal reserve	36	--	111	50
Operating profit (loss)	523	(5,762)	3,085	(7,996)

Interest expense, net	(6,231)	(3,754)	(18,119)	(10,099)
Other income (expense), net	57	948	(2,883)	877

Loss before income taxes	$(5,651)	$(8,568)	$(17,917)	$(17,218)

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout our manufacturing operations. We also committed capital to the implementation of our new enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service.  As of the end of October 2013, the majority of our sites are now live on our new ERP system.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs.  The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges, changes in operating strategies, and rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. There were minimum wage increases implemented in a portion of our manufacturing locations in the second quarter of 2013, with wage increases in our remaining locations taking effect in the third quarter of 2013. Such wage rate increases have and will continue to have an unfavorable impact on our overall profit margin in the future.

Divestitures. We have completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position. Refer to Note 2, Divestitures and assets held for sale, to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding divestitures.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in certain European countries and the United States, and income earned in lower tax jurisdictions, such as Hong Kong and China.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility or non-deductibility of severance and impairment costs and other similar costs as well as by changes in our net deferred tax assets valuation allowance.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Results of Operations

Three months ended September 27, 2013 compared to the three months ended September 28, 2012

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Three Months Ended				Results as % of
	September 27,	September 28,			net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$94,840	$88,233	$6,607	7.5%	100.0%	100.0%
Cost of sales	73,194	71,281	(1,913)	(2.7)	(77.2)	(80.8)
Gross profit	21,646	16,952	4,694	27.7	22.8	19.2

Selling, general and administrative expenses	18,417	18,049	(368)	(2.0)	(19.4)	(20.5)
Severance, impairment and other associated costs	2,670	3,851	1,181	30.7	(2.8)	(4.4)
Debt restructuring and related costs	--	814	814	100.0	--	(0.9)
Legal reserve	36	--	(36)	(100.0)	(0.0)	--
Operating profit (loss)	523	(5,762)	6,285	109.1	0.6	(6.5)

Interest expense, net	(6,231)	(3,754)	(2,477)	(66.0)	(6.6)	(4.3)
Other income, net	57	948	(891)	(94.0)	0.1	1.1

Loss before income taxes	(5,651)	(8,568)	2,917	34.0	(6.0)	(9.7)

Income tax expense	(1,937)	(356)	(1,581)	(444.1)	(2.0)	(0.4)

Net loss	$(7,588)	$(8,924)	$1,336	15.0%	(8.0)%	(10.1)%

Net sales.  Net sales increased by $6.6 million, or 7.5%, to $94.8 million compared with $88.2 million in the prior-year quarter, due to increased demand in the Wireless segment, particularly in smartphone programs in which we participate, partially offset by modest declines in the Network and Power segments.

Net sales for our three segments for the three months ended September 27, 2013 and September 28, 2012 were as follows (in thousands):

	September 27,	September 28,
	2013	2012
Network	$39,472	$39,902
Power	28,116	28,932
Wireless	27,252	19,399
Net sales	$94,840	$88,233

Gross profit.  Gross profit increased by $4.7 million to $21.6 million compared to $17.0 million in the prior-year quarter.  Gross profit as a percentage of net sales increased to 22.8% for the three months ended September 27, 2013 as compared to 19.2% in the prior-year quarter.  The higher gross profit margin compared to the prior year reflects the favorable effects of higher Wireless revenue and resulting efficiencies of manufacturing plant consolidations and other cost reduction programs which more than offset the labor cost increases in China. In addition, we incurred ramp up costs and inefficiencies in the prior year associated with the growth in our Wireless segment.

 Selling, general and administrative expenses.   Total selling, general and administrative expenses increased by 2.0% to $18.4 million, compared to $18.0 million in the prior-year quarter, which included a $1.0 million favorable impact of an intellectual property licensing agreement.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended September 27, 2013 and September 28, 2012, respectively, RD&E was as follows (in thousands):

	2013	2012
RD&E	$5,596	$6,127
Percentage of sales	5.9%	6.9%

Our RD&E spending as a percentage of sales in the quarter ended September 27, 2013 decreased slightly as a percentage of sales compared to the prior-year quarter primarily due to decreases in spending in the Wireless segment.

 Severance, impairment and other associated costs.  During the three months ended September 27, 2013, we incurred $2.7 million associated with restructuring actions and the impairment of fixed assets. The severance costs consisted of $0.6 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in the Wireless segment.  The charges also included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment. During the three months ended September 28, 2012, we incurred restructuring expenses of $3.9 million, primarily related to severance and other costs associated with our initiative to reorganize the capacity of our manufacturing plants in China and $0.7 million for write-downs of fixed assets that are no longer in use.

Debt restructuring and related costs.  During the three months ended September 28, 2012, we incurred $0.8 million of costs related to financing and strategic alternatives we were pursuing to increase liquidity and repay the borrowings under our senior credit facility. The majority of these costs represented fees of our financial and legal advisors and related to refinancing projects that were not ultimately consummated.

Interest.   Net interest expense increased by $2.5 million to $6.2 million compared with $3.8 million in the prior-year quarter.  The increase was primarily due to higher borrowing rates and debt levels compared to the prior-year period. Also, interest expense increased due to higher debt fee and discount amortization from our Oaktree term loans.

 Other.   Net other income for the three months ended September 27, 2013 is primarily attributable to our foreign currency exchange activity related to changes in the various currencies of our intercompany lending program.  During the three months ended September 27, 2013, we incurred less than $0.1 million in foreign currency gains compared to $0.9 million in the prior-year period, primarily due to the settlement of intercompany advances and loans denominated in euro compared to the prior-year period.

Income taxes.  The income tax expense for the three months ended September 27, 2013 and September 28, 2012 was as follows (in thousands):

	September 27, 2013	September 28, 2012
Income tax expense	$1,937	$356
Effective tax rate	(34.3)%	(4.2)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the third quarter of 2013 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.  During the three months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million.  The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year and current year financial statements.

Results of Operations

Nine months ended September 27, 2013 compared to the nine months ended September 28, 2012

The table below presents our results of operations and the change in those results from period to period in percentage and dollars (in thousands):

	Nine Months Ended				Results as % of
	September 27,	September 28,			net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$267,904	$282,751	$(14,847)	(5.3)%	100.0%	100.0%
Cost of sales	205,327	228,198	22,871	10.0	(76.6)	(80.7)
Gross profit	62,577	54,553	8,024	14.7	23.4	19.3

Selling, general and administrative expenses	56,599	55,784	(815)	(1.5)	(21.1)	(19.7)
Severance, impairment and other associated costs	2,782	5,901	3,119	52.9	(1.0)	(2.1)
Debt restructuring and related costs	--	814	814	100.0	--	(0.3)
Legal reserve	111	50	(61)	(122.0)	(0.0)	(0.0)
Operating profit (loss)	3,085	(7,996)	11,081	138.6	1.2	(2.8)

Interest expense, net	(18,119)	(10,099)	(8,020)	(79.4)	(6.8)	(3.6)
Other (expense) income, net	(2,883)	877	(3,760)	(428.7)	(1.1)	0.3

Loss before income taxes	(17,917)	(17,218)	(699)	(4.1)	(6.7)	(6.1)

Income tax expense	(2,021)	(2,504)	483	19.3	(0.8)	(0.9)

Net loss	$(19,938)	$(19,722)	$(216)	(1.1)%	(7.4)%	(7.0)%

Net sales.  Net sales for the nine months ended September 27, 2013 decreased by $14.8 million, or 5.3%, to $267.9 million compared with $282.8 million in the prior-year period, reflecting ongoing economic and industry weakness which constrained demand for Network and Power products.

Net sales for our three segments for the nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands):

	September 27,	September 28,
	2013	2012
Network	$113,757	$120,355
Power	85,255	92,743
Wireless	68,892	69,653
Net sales	$267,904	$282,751

Gross profit.  Gross profit for the nine months ended September 27, 2013 increased by $8.0 million to $62.6 million compared to $54.6 million in the prior-year period.  Gross profit as a percentage of net sales increased to 23.4% for the nine months ended September 27, 2013 as compared to 19.3% for the prior-year period. The higher gross profit margin compared to the prior year reflects the favorable effects of manufacturing plant consolidations and other cost reduction programs and resulting operational efficiencies which more than offset the labor cost increases in China. In addition, we incurred ramp up costs and inefficiencies in the prior year associated with the growth in our Wireless segment.

 Selling, general and administrative expenses.   Total selling, general and administrative expenses increased by $0.8 million, or 1.5%, to $56.6 million in the nine months ended September 27, 2013 compared with $55.8 million in the prior-year period.  The prior-year period included a $1.0 million favorable impact of an intellectual property licensing agreement.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the nine months ended September 27, 2013 and September 28, 2012, respectively, RD&E was as follows (in thousands):

	2013	2012
RD&E	$16,878	$18,402
Percentage of sales	6.3%	6.5%

Our RD&E spending as a percentage of sales in the nine months ended September 27, 2013 is relatively consistent with the nine months ended September 28, 2012.

Severance, impairment and other associated costs.  During the nine months ended September 27, 2013, we incurred $2.8 million associated with restructuring actions and the impairment of fixed assets. These charges included $1.2 million of severance costs. The severance costs consisted of $0.7 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in the Wireless Division.  Additionally, the charges included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network Division.  During the nine months ended September 28, 2012, we incurred restructuring expenses of $5.9 million, of which $3.7 million was related to severance, lease termination and other costs associated with our ongoing initiative to reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities; $1.1 million of workforce reductions, primarily in Europe; $0.2 million related to severance and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.

Debt restructuring and related costs.  During the nine months ended September 28, 2012, we incurred $0.8 million of costs related to financing and strategic alternatives we were pursuing to increase liquidity and repay the borrowings under our credit facility by its maturity date in February 2013. The majority of these costs represent fees of our financial and legal advisors and related to refinancing projects that were not ultimately consummated.

Interest.   Net interest expense increased by $8.0 million to $18.1 million compared with $10.1 million in the prior-year period.  The increase was primarily due to higher borrowing rates and debt levels compared to the prior-year period. Also, interest expense increased due to higher debt fee and discount amortization from our Oaktree term loans.

Other.  During the nine months ended September 27, 2013, we incurred $2.9 million of other expense, net, which consisted of a $2.9 million loss on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China, as well as foreign currency losses related to changes in the various currencies of our intercompany lending program of $0.2 million. During the nine months ended September 28, 2012, we incurred a $0.4 million gain recognized on the sale of equipment related to our encapsulated transformer product line, as well as foreign currency gains related to changes in the various currencies of our intercompany lending program of $0.2 million.

Income taxes.  The income tax expense for the nine months ended September 27, 2013 and September 28, 2012 was as follows (in thousands):

	September 27, 2013	September 28, 2012
Income tax expense	$2,021	$2,504
Effective tax rate	(11.3)%	(14.5)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates.  We continue to provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods, to overcome the negative evidence which currently exists.  The change in the effective tax rate in the nine months ended September 27, 2013 compared to the prior-year period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.  During the three months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million.  The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year and current year financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $25.6 million of cash and cash equivalents at September 27, 2013 compared with $31.5 million at December 28, 2012. The decrease in cash mainly reflects the use of proceeds from the Oaktree investment for transaction fees and expenses of $1.7 million, payment of a $1.6 million bond in relation to the appeal filed in the Halo matter, working capital needs and capital expenditures.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At September 27, 2013, a majority owned foreign subsidiary and its subsidiaries held approximately $12.3 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2013 to further these objectives and improve the operating efficiency of the Company.

We believe that we will maintain sufficient financing from operations and cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows.  In July 2013, we initiated a program to reduce operating expenses by approximately $6.0 million on an annualized basis by the end of the first quarter of 2014.  Completion of the reductions may enable the Company to make significant progress towards its targeted operating expense levels and ensure continued cash growth regardless of sales trends.  Many of the contemplated actions are efficiency improvements related to the implementation of the ERP system and are expected to affect all segments.  The Company recorded $0.5 million in severance expense in the third quarter of 2013 related to these actions and expects to begin to realize savings from those actions in the fourth quarter of 2013.  The initiative is on track to achieve the expected $6.0 million annualized expense savings by the end of the first quarter of 2014.  There may be additional severance expense recognized in future periods in connection with the actions.

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

Cash Flow from Operating Activities

Net cash provided by operating activities was $5.3 million for the nine months ended September 27, 2013 as compared to net cash used in operating activities of $4.5 million for the nine months ended September 28, 2012.  The increase in the cash provided by operating activities during the nine months ended September 27, 2013 was primarily due to higher operating profit, increases in our accounts payable and accrued expenses, as well as lower severance, tax and interest payments compared to the prior-year period. These increases were partially offset by increases in our accounts receivable during the nine months ended September 27, 2013.

Cash Flow from Investing Activities

Net cash used in investing activities was $9.0 million for the nine months ended September 27, 2013, primarily consisting of $7.8 million of capital expenditures, as well as an increase in restricted cash of $1.6 million due to the payment of a bond in relation to the appeal filed in the Halo matter, partially offset by $0.5 million of proceeds received for the sale of equipment.

Net cash used in investing activities was $0.1 million for the nine months ended September 28, 2012, primarily consisting of $7.0 million of capital expenditures, offset by $6.5 million of proceeds received for the pending sale of two of our manufacturing plants in China, as well as $0.6 million for equipment related to our encapsulated transformer product line.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 27, 2013 was $2.2 million, consisting of cash used in the payment of debt issuance costs of $1.7 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Net cash provided by financing activities during the nine months ended September 28, 2012 was $9.4 million, consisting of additional borrowings of $11.0 million, partially offset by $1.6 million of cash used in the payment of debt issuance costs relating to our senior credit facility amendment in March 2012.

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

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) for the first three years.  Interest is due on the last business day of the calendar quarter.  During the nine months ended September 27, 2013, the principal balance on the Oaktree term loans increased by $7.4 million due to PIK interest elections made on December 31, 2012, March 29, 2013 and June 28, 2013.  The PIK interest election for the third quarter of 2013 was made subsequent to our fiscal quarter-end on September 30, 2013; therefore interest accrued during the fiscal quarter of $3.2 million was classified within other long-term liabilities at September 27, 2013 in our Unaudited Condensed Consolidated Balance Sheet. Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of Oaktree.  During the nine months ended September 27, 2013, we remitted approximately $1.3 million of foreign withholding taxes on interest accrued on the Oaktree term loans.

These term loans mature on November 20, 2017 and are secured by a first lien on the collateral, which includes the shares and assets of certain domestic and international subsidiaries.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

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

The letter agreement also included an incremental loan commitment of $23.0 million upon which we can draw at any time prior to March 31, 2014 in the event that our common stock is not listed on the NYSE or another national exchange and the holders of our senior convertible notes require us to repurchase these notes.  Terms of the incremental term loan will be identical to those of the Term A Loan.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is 13.00 to 1.00 and the total net debt leverage ratio is 14.00 to 1.00.  As of September 27, 2013, we are in compliance with these financial covenants.

The financial covenants in effect for the quarter ended March 31, 2014 and thereafter assume significant improvement in certain operating metrics such as EBITDA.  Based on the current business conditions and forecast, there can be no assurance that we will be in compliance with these covenants and we may be required to seek waivers, a forbearance or an amendment to the credit agreement.  There can be no certainty that any such waiver, amendment or forbearance will be forthcoming, or what the cost of such waiver, amendment or forbearance, if obtained, will be. Any failure to meet debt service or any breach of our debt covenants would likely have a material adverse effect on the Company’s financial condition.

In January 2013, we issued 1,000 shares of Series A non-voting preferred stock of the Company to Oaktree upon cancellation of a warrant liability. Refer to further discussion in Note 10, Preferred stock, to the accompanying Unaudited Condensed Consolidated Financial Statements.

The Series A preferred stock will convert into common stock at such time that the $22.3 million of outstanding senior convertible notes have been discharged or conversion of the preferred stock would not otherwise constitute a “change in control” under the terms of the senior convertible notes.  As of December 28, 2012, in accordance with the Investment Agreement, the preferred stock was convertible into such number of shares of our common stock that would result in Oaktree having received 64.38% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  In consideration for the forbearance and incremental loan commitment discussed above, in March 2013 we agreed to adjust the preferred stock conversion rate to 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  As of September 27, 2013, the number of common shares into which the preferred stock will be converted will be within a range of 5.8 million shares to 13.2 million shares of common stock.

Our Investment Agreement with Oaktree contemplated an offering to the holders of our senior convertible notes with the option to receive new secured Term B Loans due in 2017 in exchange for the outstanding senior convertible notes at up to 80% of the par amount, as well as shares of our common stock.  As of September 27, 2013 the exchange offer as originally contemplated was not consummated.  However, we are currently pursuing a number of options to retire the convertible notes prior to maturity, including public and/or private exchange offers that may include a combination of Term B Loans due in 2017, shares of our common stock, or cash. There can be no assurance that an exchange of these notes will be completed.

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

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 8, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings. As discussed in Note 8, the court entered final judgment in the Halo lawsuit on May 29, 2013 and has ordered the Company to pay a bond in the amount of approximately $1.6 million to secure Halo’s interest through the appeal process, which we paid in the third quarter of 2013.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our former electrical contact business (“Electrical”) in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  In early 2013, we had preliminary discussions with the PBGC whereby we offered to make periodic payments through 2019 to fund the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of September 27, 2013 and would only affect the timing of those payments. There can be no assurance that an agreement will be reached, or if reached, the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.  Based on these preliminary discussions, we may contribute up to $2.6 million to our defined benefit plans in 2014.

During the nine months ended September 27, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012.

Our retained earnings are free from legal or contractual restrictions as of September 27, 2013, with the exception of approximately $23.5 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 27, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has an ongoing initiative to implement a new ERP system. The ERP system is being implemented in stages through fiscal 2013. Management has implemented the necessary procedures and controls to maintain effective internal control over financial reporting as the implementation continues.

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

Also, from time to time, we may receive claims asserting that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in May 2013, a Federal Court entered a judgment in favor of Halo Electronics, Inc. in its patent infringement suit against us, which we have appealed. The Court imposed a permanent injunction halting the U.S. sale of certain surface mount transformers; however, the Court subsequently issued an emergency stay suspending the injunction through October 15, 2013. Although we do not believe the injunction will have a material adverse impact on our relationship with customers and the sales of our products, particularly in light of the stay and the fact that we have developed new products that we believe will not be determined to infringe third party rights, there can be no assurance that such products will be qualified by, and acceptable to, our customers or that such replacements will not infringe the patents or other proprietary rights of third parties.

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

Item 6	Exhibits

(a)	Exhibits

The Exhibit Index is on page 28.

Exhibit Index

3.3	Amended and Restated Articles of Incorporation of Pulse Electronics Corporation (incorporated by reference to Exhibit 3.3 to our Form 8-k dated May 17, 2013).

10.32	Amended Exhibit A to Pulse Electronics Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-k dated October 11, 2013).

10.35(1)	Amendment to the Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(1) to our Form 8-k dated May 17, 2013).

10.37(2)
Amendment No. 2 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated April 15, 2013 (incorporated by reference to Exhibit 10.37(2) to our Form 10-Q for the three months ended March 28, 2013).

10.41	Employment Letter Agreement dated October 11, 2013 for Michael C. Bond (incorporated by reference to Exhibit 10.41 to our Form 8-k dated October 11, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended September 27, 2013, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

November 5, 2013	/s/ Drew A. Moyer
(Date)	Drew A. Moyer
Senior Vice President and Chief Financial Officer (duly authorized officer, principal accounting officer)