Form 10-K
period 2013-12-27
PULSE ELECTRONICS CORP
filed 2014-03-13
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 27, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission File No. 1-5375

PULSE ELECTRONICS CORPORATION
(Exact name of registrant as specified in Charter)

PENNSYLVANIA	23-1292472
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

12220 World Trade Drive, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	858-674-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, par value $0.125 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large accelerated filer  ☐   Accelerated filer   ☐   Non-accelerated filer   ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 28, 2013 is $20,852,000 computed by reference to the closing price on the New York Stock Exchange on such date.

Title of each class	Number of shares outstanding March 12, 2014
Common stock, par value $0.125 per share	17,217,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the registrant’s 2014 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K where indicated.

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

General

We were incorporated in Pennsylvania on April 10, 1947 and are headquartered in San Diego, California.  Our mailing address is 12220 World Trade Drive, San Diego, CA 92128-3797, and our telephone number is 858-674-8100.  Our website is www.pulseelectronics.com. Information contained on our website is not incorporated into this Annual Report. Our ticker symbol on the New York Stock Exchange is “PULS.”

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

Network generated $150.6 million, or 42.3% of our revenues, for the year ended December 27, 2013 and $158.1 million, or 42.4% of our revenues, for the year ended December 28, 2012.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Power generated $111.5 million, or 31.4 % of our revenues, for the year ended December 27, 2013 and $120.2 million, or 32.2 % of our revenues, for the year ended December 28, 2012.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Wireless generated $93.6 million, or 26.3% of our revenues, for the year ended December 27, 2013 and $94.9 million, or 25.4% of our revenues, for the year ended December 28, 2012.  Refer to Note 19, Segment and geographical information, to the Consolidated Financial Statements for additional information regarding our segments.

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

Sales, Customers and Distribution

Each of our segments sells products predominantly through our worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel.  During the sales process, there is close interaction between our engineers and those in our customers’ organizations.  This interaction extends throughout a product’s life cycle, engendering strong customer relationships.  Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 27, 2013, we had approximately 52 salespeople in 8 sales offices worldwide.

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

For the year ended December 27, 2013, one individual customer in our Network segment accounted for 10.8% of our consolidated net sales.  In addition, one customer in our Network segment, when aggregated with their CEM suppliers, represents more than 10% of our consolidated net sales. Sales to our 10 largest customers accounted for 49.9% of net sales for the year ended December 27, 2013 and 50.1% of net sales for the year ended December 28, 2012.

A large percentage of our net sales are made outside of the United States.  For the years ended December 27, 2013 and December 28, 2012, 86.9% and 87.6% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed custom manufacturing processes intended to maximize production efficiency without sacrificing the quality of our products.  Specifically, Network’s manufacturing of magnetic components, connectors, chokes and filters is labor intensive and can be highly variable.  Our model enables flexibility of production to contain costs during slower periods, which reflects the often unpredictable nature of market demand for our product lines. As the cost of labor increases, we are making investments in automation for this product line. However, our model may also prevent us from increasing production capacity over periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas and automotive products of our Wireless and Power segments is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.  Our products are primarily manufactured in China where we have four manufacturing plants.

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

Research, development and engineering expenditures were $22.2 million for the year ended December 27, 2013 and $24.9 million for the year ended December 28, 2012.  In limited circumstances, we generate revenue as a result of providing research, development and engineering services to our customers.  However, this revenue is not material to our Consolidated Financial Statements.

Competition

We do not believe that any one company competes with the breadth of our product lines on a global basis.  However, each of our segments has strong competition within individual product lines, both domestically and internationally.  In addition, several OEMs internally, or through CEMs, manufacture certain of our product offerings. We pursue opportunities to demonstrate to OEMs that our economies of scale, purchasing power and core competencies in manufacturing enable us to produce better engineered products more efficiently.  Increasingly, we compete against manufacturers located in low cost of labor countries, many of which sometimes aggressively seek market share at the detriment of profits.

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

Employees

As of December 27, 2013, we had approximately 10,000 full-time employees compared to 12,000 at December 28, 2012.  We utilize temporary staff to supplement our labor capacity, and we have excluded temporary staff from our full-time employment figures.   Approximately 200 full-time employees were located in the United States and 9,700 were located in China.  None of our employees were covered by collective-bargaining agreements during the year ended December 27, 2013.  Also, we did not experience any major work stoppages during 2013, and we consider relationships with our employees to be in good standing.

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

Backlog

Our backlog of unfilled orders at December 27, 2013 and December 28, 2012 was approximately $40.8 million and $36.1 million, respectively.   Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be canceled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will typically be filled within six months.  We do not believe that our backlog is an accurate indicator of near-term business activity because of variability in lead times, capacity, and demand uncertainty on the part of our customers, and, also, the increased use of vendor managed inventory and similar consignment type arrangements, tend to limit the significance of our backlog.

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

We have a significant amount of indebtedness. As of March 2014, we had aggregate indebtedness, excluding debt discounts, of approximately $134.2 million with interest rates on our Term A and B Loans of 12.0% and 10.0%, respectively. Our high level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•	requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
•	increasing our costs of borrowing.

The terms of our debt restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  In the fourth quarter of 2012, we did not meet certain of these financial covenants.  Oaktree Capital Management L.P. and affiliates (collectively, “Oaktree”) agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants in the fourth quarter of 2012 and in 2013 in a forbearance and commitment letter dated March 11, 2013.  Oaktree agreed to a forbearance with respect to the Secured Leverage Ratio, calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters’ EBITDA, and the Total Net Debt Leverage Ratio, calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined) and (b) our rolling four quarters’ EBITDA.  On February 21, 2014, we entered into an amendment to the credit agreement, which provides some relief from our financial covenants with respect to the Secured Leverage Ratio, Total Net Debt Leverage Ratio and Minimum Liquidity covenants.  Furthermore, for periods after December 27, 2013, the amended credit agreement will relieve us from having to comply with the covenant that previously required us not to permit the Total Net Debt Leverage Ratio to exceed certain specified ratios.

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

Our primary lender and majority stockholder, Oaktree, may have interests that diverge from our interests and the interests of other security holders.

Oaktree is our primary creditor and beneficially owns a majority of our common stock. Oaktree may have interests that diverge from our interests and the interests of other security holders. In addition, so long as Oaktree maintains ownership at specified thresholds, it has the right to nominate a majority of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted by contract from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders that would have a material adverse effect on our Company. Oaktree’s ownership and control may also have the effect of delaying or preventing a change of control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Oaktree’s ownership and control may also limit our ability to issue stock, incur further debt, or dispose of any material assets of the Company or its subsidiaries.

Oaktree and affiliates can exercise significant control over the Company.

Oaktree beneficially owns a majority equity position in us.  As a result, as long as Oaktree maintains ownership at specified thresholds, it has the right to nominate a majority of our board of directors, and therefore, has the ability to exert actual control over our management policies and affairs, the outcome of matters submitted to our stockholders, including amendments to the our organizational documents, any proposed merger or other business combination, our financing, consolidation or sale of all or substantially all of our assets and other corporate transactions.  In addition, Oaktree is entitled to certain information rights and a right to participate in future offerings of our equity securities. This concentration of ownership may also delay or prevent a change of control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Oaktree’s ownership and control may also limit our ability to issue stock, incur further debt, or dispose of any material assets of the Company or its subsidiaries.

We are a “controlled company” within the meaning of the NYSE Listed Company Manual and, as a result, qualify for exemptions from certain corporate governance standards, which may limit the presence of independent directors on our board of directors or board committees.

Oaktree beneficially owns a majority equity position in the Company. Accordingly, it has the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.

Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We currently do not rely on any of these exemptions, but we cannot provide any assurance that we will not utilize one or more of these exemptions in the future.

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

If our inventory becomes obsolete, it may adversely affect our future performance and operating results.

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

We will lose business and our revenues may decrease if one or more of these major customers:

•	does not submit additional purchase orders;
•	does not enter into new agreements with us;
•	elects to reduce or delay their purchase orders; or
•	elects to terminate their relationship with us.

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

The products we manufacture utilize materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries.

We are in the process of determining the country of origin of certain metals that we purchase from our suppliers, as required by the Dodd-Frank Act. Under regulations promulgated pursuant to that Act, we will be required to submit a report regarding our usage of conflict minerals in May 2014.  The supply chain due diligence and verification of sources is complex and requires substantial effort to arrive at a substantive conclusion. We are in the process of aggregating and assessing preliminary responses from our vendors. We may conclude that our full compliance is undeterminable for our 2014 declaration as we continue to finalize the required due diligence processes. If after conducting supply chain due diligence and verification of sources, we conclude that we are required to make changes to our supply chain, we may not be able to obtain such minerals at acceptable prices and there may be additional costs associated with complying with the Dodd-Frank Act.  We may also encounter challenges to satisfy customers who require that all of the components in our products are certified as conflict free.  If we are unable to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Risks inherent in doing business internationally may include:

•	the inability to repatriate or transfer cash on a timely or efficient basis;
•	economic and political instability;
•	expropriation and nationalization;
•	trade restrictions;
•	capital and exchange control programs;
•	transportation delays;
•	uncertain rules of law; and
•	uncertain changes in the laws and policies of the United States or of the countries in which we manufacture and sell our products.

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

A significant portion of our cash is held offshore by international subsidiaries and may be denominated in currencies other than the U.S. dollar.  While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax and earnings consequences due to necessary cash transfers.  For example, these adverse consequences would occur if the transfer of cash into the United States is taxed with no available foreign tax credit to offset the U.S. tax liability, resulting in lower net earnings.  Also, we may be prohibited or significantly delayed when transferring cash from a country such as the PRC, as there are foreign exchange ceilings imposed by local governments and often lengthy approval processes, which foreign governments require for international cash transfers.  We have not experienced any significant liquidity restrictions in any of the countries in which we operate and we do not presently foresee any.

At December 27, 2013, the Company’s majority owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $12.7 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  During fiscal 2012, this majority owned subsidiary declared a dividend of approximately $7.0 million, which was paid in November 2012.  Distributions to minority shareholders, withholding and other taxes reduced the net proceeds of the dividend to the Company to approximately $4.8 million.  Access to this subsidiary's cash in the future could be subject to similar offsets.

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

We believe that the following factors, among others, may have had and may continue to have a significant negative impact on the market price and volatility of our common stock:

•	the notice of non-compliance with listing standards we received from the New York Stock Exchange that we previously announced;
•	the amount, terms, and timing of our debt obligations;
•	developments regarding our ability to raise additional capital;
•	soft market demand conditions in certain primary markets;
•	economic and other external factors;
•	actual or anticipated period-to-period fluctuations in our financial results;
•	variations in our operating performance and the performance of our competitors;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	strategic decisions by us or our competitors, such as acquisitions, divestures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest; and
•	natural disasters and other calamities.

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

The market price of our common stock could decline due to the issuance or sale of a large number of shares in the market, including the issuance of shares underlying our remaining convertible notes and warrants to purchase common stock issued in March 2012.

To the extent we issue or sell additional shares of common stock to third parties, we may be required to issue additional shares of common stock to Oaktree under a top-up option in the Investment Agreement. The top-up option provides that Oaktree will have the option to purchase a number of additional shares of common stock to retain its ownership percentage in the Company. As of February 21, 2014, its ownership percentage is 69.8% of our outstanding common stock (which reflects Oaktree's beneficial ownership of 65,855 warrants to purchase our common stock).

Potential share issuances may have a dilutive effect on our common stock and could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

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

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million and that we must achieve such an average market capitalization over a consecutive 30-day trading period on or before March 27, 2014, or be subject to delisting.  The market capitalization requirements provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. On November 12, 2012, we submitted a plan for remediation of the deficiency related to the market capitalization and stockholders’ equity requirements to the NYSE, which they accepted on January 3, 2013.  We are required to provide the Exchange staff with updates in connection with the initiatives of the plan of compliance at least quarterly or upon the Exchange’s request and the Exchange staff will review us periodically for compliance with the plan during the extension periods.  Failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our common stock being delisted from the Exchange. There can be no assurance that we will be able to make progress consistent with its plan to regain compliance with the Exchange’s continued listing standards in a timely manner, or at all.

We face the risk that the average market capitalization may not rise to a level necessary to satisfy the NYSE requirements. Furthermore, even if we regain compliance with the continuing listing standards of the NYSE, we cannot provide assurance that we will continue to list on the NYSE or any other exchange as a public company.

A delisting of our common stock and/or a termination of our public reporting obligations is likely to reduce the liquidity and value of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

Item 1b	Unresolved Staff Comments

None.

Item 2	Properties

During the year ended December 27, 2013 our corporate headquarters was located in San Diego, California, where we own approximately 50,000 square feet of office space. We operated six manufacturing plants in the U.S. and PRC as of December 27, 2013.  We seek to maintain facilities in those regions where we market and sell our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations as of December 27, 2013:

Location	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing

Dongguan, PRC	50,000	Leased	100%
Mianyang, PRC	410,000	Leased	83%
Suzhou, PRC	117,000	Leased	100%
Suining, PRC	136,000	Leased	95%
Vancouver, Washington	30,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	763,000

In addition to these manufacturing locations, we have 146,000 square feet of space used for engineering, sales and administrative support functions at various locations in the U.S. and globally. We lease approximately 227,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

Item 3	Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “PULS.”  The following table sets forth the high and low closing sales prices in each quarter of the last two years. All share prices have been adjusted to reflect the 1-for-10 reverse stock split effected in May 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 High	$4.80	$4.00	$6.05	$4.08
2013 Low	$2.80	$2.62	$2.60	$2.73

2012 High	$31.50	$25.10	$21.30	$7.40
2012 Low	$23.60	$17.90	$6.80	$2.80

Holders

On December 27, 2013, there were approximately 226 registered holders of our common stock, which has a par value of $0.125 per share. During 2013, our shareholders approved an amendment to our Articles of Incorporation increasing the number of shares of our outstanding common stock to 31,000,000 from 17,500,000. Additionally, the amendment permitted 2,000 shares of newly-authorized Series A Preferred Stock. For additional information, refer to Item 7, Liquidity and Capital Resources.

Dividends

No cash dividends were declared or paid during the fiscal years ended December 27, 2013 and December 28, 2012. Our agreements with Oaktree prohibit us from paying dividends to our shareholders. Accordingly, we have no intention to pay cash dividends in the foreseeable future.

Equity Compensation Plan Information

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

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

Historically, our gross margin has been significantly affected by product mix and capacity utilization.  The markets served by each of our segments are characterized by varying product life cycles, which in some cases cause significant product turnover each year and, subsequently, frequent variations in the prices of products sold.  Due to the constantly changing quantity of parts each segment offers and the frequent changes in our average selling prices, we cannot isolate the impact of changes in unit volume and unit prices on our net sales or gross margin in any given period.  In addition, our operations are subject to changes in foreign exchange rates, especially the U.S. dollar as compared to the euro and Chinese renminbi, which affect our U.S. dollar reported results of operations.

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. Also, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout our manufacturing operations. We also committed capital to the implementation of our new enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service. As of the end of fiscal year 2013, the majority of our sites are now live on our new ERP system.

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

Divestitures. We have completed divestitures to streamline our operations, to focus on our core businesses, to reduce our external debt and to strengthen our financial position. Refer to Note 16, Divestitures and assets held for sale, to the accompanying Consolidated Financial Statements for additional information regarding divestitures.

International Operations. At December 27, 2013, we had manufacturing operations in the U.S. and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other countries outside of the U.S.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our Consolidated Financial Statements.

Income Taxes. Our effective income tax rate is affected by the proportion of our income earned in higher tax jurisdictions, such as those in Europe and the United States, and income earned in lower tax jurisdictions, such as Singapore, China and Hong Kong.  This mix of income can vary significantly from one period to another.  Additionally, our effective income tax rate will be impacted from period to period by significant transactions and the deductibility or non-deductibility of severance and impairment costs and other similar costs as well as by changes in our net deferred tax assets valuation allowance.  Changes in operations, tax legislation, estimates, judgments and forecasts may also affect our tax rate from period to period.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. Our significant accounting policies are summarized in Note 1, Summary of significant accounting policies, to the accompanying Consolidated Financial Statements. The following accounting policies are considered to be the most critical as they require significant judgments and assumptions that involve inherent risks and uncertainties.

Inventory Valuation

We carry our inventories at lower of cost or market.  Inventory provisions are created to write down excess and obsolete inventory to market value.  The establishment of inventory provisions requires judgments and estimates, primarily related to the expected demand for our inventory.  We estimate the expected demand for our inventory on hand using historical demand trends and forecasted demand.  Our forecasted demand is based upon customer orders, market conditions, and other factors.  While the expected demand may change over time and may cause final amounts to differ materially from original estimates, we do not believe that a reasonable change in these assumptions would result in a material impact to our Consolidated Financial Statements.   In addition, inventory purchases are made based upon customer orders and the trend of product sales over recent historical periods.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, then we may be required to write down our inventory, which would cause a negative impact to gross margin.  However, if we were subsequently able to sell or use a significant portion of inventory that was previously written down, our gross margin could be positively affected.

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

We have agreements with certain distributors that provide limited rights of return.  For instance, one agreement allows the distributor to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price when sold to specific customers on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs. We believe these agreements are customary in our industry, and have met each of the criteria established in the applicable accounting guidance prior to recognizing revenue. We do not believe any of our discounts or return programs are material to our Consolidated Financial Statements.

Divestiture Accounting

Historically, we have engaged in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, also, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business or assets at the lower of its carrying amount or at its estimated fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates which include determining when it is appropriate to classify the business as held for sale, if the business meets the specifications of a discontinued operation, determining the fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.   Furthermore, when removing the divested business or assets from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Intangible Assets, net

  We test our indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  We measure the fair value of indefinite-lived intangible assets, which consists of two trade names in our Wireless and Network segments, using the relief from royalty method.  This method assumes that the trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The determination of the fair value of the trade names requires us to make significant estimates and assumptions using Level 3 inputs, including the future revenue for the related trade names, the appropriate royalty rate, and the weighted average cost of capital.

As a result of the annual impairment review of our indefinite-lived intangible assets, we recorded an impairment charge of approximately $0.6 million during fiscal 2013.  Of the $0.6 million impairment charge, $0.4 million resulted from a significant decline in product revenues related to the Network trade name primarily due to customer losses in the fourth quarter of 2013, and $0.2 million resulted from a decline in forecasted product revenues related to the Wireless trade name due to a change in our plans with respect to branding certain new products to be sold in the future.

Changes in our assumptions concerning projected financial results or any of the other underlying assumptions could have a significant impact on the fair value of the trade names or the amount of the impairment charge. Additionally, significant changes in any of these estimates or assumptions in the future may result in a future impairment. Changes in key assumptions would have affected the impairment charge recorded in 2013 as follows (in millions, except percentages):

	Assumption	Increase 100 basis points	Decrease 100 basis points
Discount rate	15.0%	$0.1	$(0.1)
Terminal growth rate	0.0%	$(0.1)	$0.1
Royalty rate	1.0 - 4.0%	$(0.5)	$0.7

Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over three to seven years.   We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its estimated fair value.

Income Taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We make assumptions, judgments and estimates to determine our current provision for income taxes and, also, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also take into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset. As of December 27, 2013, we could not sustain a conclusion that it was more likely than not that we would realize our deferred tax assets in the US and certain other locations resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

In the fourth quarter of 2012, we reassessed our previous assertion with regard to permanently invested foreign earnings.  As a result of our assessment of our potential cash needs in the U.S. in conjunction with certain distributions in 2012, we determined that $40.0 million of previously unremitted foreign earnings would not be permanently reinvested and therefore we recorded a deferred tax liability in 2012 for the net tax-effect of these earnings. Aside from this change, we have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings, which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations, and thus are permanently reinvested outside of the U.S. The majority of our cash requirements are generated by our non-U.S. subsidiaries, as our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S.  In addition, we expect to use a significant portion of the cash to service debt outside of the U.S.  We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S. As of December 27, 2013, the amount of cash associated with permanently reinvested foreign earnings was approximately $14.3 million. We have not, nor do we anticipate the need to repatriate these funds to the U.S.  However, if funds are repatriated, we would need to accrue and pay taxes on such amounts.

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

Severance, Impairment and Other Associated Costs

Severance, impairment and other associated costs, which we refer to as restructuring costs, involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, and consolidation of facilities within countries. We recognize termination costs based on requirements established per our severance policy, government law, or previous actions. Facility exit costs generally reflect the cost to terminate a facility lease before the end of its term (measured at fair value at the time we cease using the facility) or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets' carrying values over fair value.

The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized.

New Accounting Pronouncements

Refer to Note 1, Summary of significant accounting policies, to the accompanying Consolidated Financial Statements for our discussion of new accounting pronouncements.

Results of Operations

Year ended December 27, 2013 compared to the year ended December 28, 2012

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of net sales
	2013	2012	Change $	Change %	2013	2012
Net sales	$355,676	$373,169	$(17,493)	(4.7)%	100.0%	100.0%
Cost of sales	274,009	298,898	24,889	8.3	(77.0)	(80.1)
Gross profit	81,667	74,271	7,396	10.0	23.0	19.9

Selling, general and administrative expenses	73,894	74,712	818	1.1	(20.8)	(20.0)
Severance, impairment and other associated costs	3,342	5,932	2,590	43.7	(0.9)	(1.6)
Debt restructuring and related costs	--	1,198	1,198	(100.0)	--	(0.3)
Legal reserve	147	5,523	5,376	97.3	(0.0)	(1.5)
Cost related to unsolicited takeover attempt	--	(545)	(545)	100.0	--	0.1
Operating profit (loss)	4,284	(12,549)	16,833	134.1	1.2	(3.4)

Interest expense, net	(24,492)	(17,435)	(7,057)	(40.5)	(6.9)	(4.7)
Other income (expense), net	(2,432)	5,213	(7,645)	(146.7)	(0.7)	1.4

Loss from continuing operations before income taxes	(22,640)	(24,771)	2,131	8.6	(6.4)	(6.6)

Income tax expense	(4,383)	(6,979)	2,596	37.2	(1.2)	(1.9)

Net loss from continuing operations	(27,023)	(31,750)	4,727	14.9	(7.6)	(8.5)

Net loss from discontinued operations	--	(345)	345	100.0	--	(0.1)

Net loss	$(27,023)	$(32,095)	$5,072	15.8%	(7.6)%	(8.6)%

Net sales.  Net sales for the year ended December 27, 2013 decreased by $17.5 million, or 4.7%, to $355.7 million compared with $373.2 million in the prior-year period, reflecting ongoing economic and industry weakness which constrained demand for Network and Power products.

Net sales for our three segments for the years ended December 27, 2013 and December 28, 2012 were as follows (in millions):

	2013	2012
Network	$150.6	$158.1
Power	111.5	120.2
Wireless	93.6	94.9
Net sales	$355.7	$373.2

Gross profit. Gross profit for the year ended December 27, 2013 increased by $7.4 million to $81.7 million compared to $74.3 million in the prior-year period.  Gross profit as a percentage of net sales increased to 23.0% for the year ended December 27, 2013 as compared to 19.9% for the prior-year period. The higher gross profit margin compared to the prior year reflects the favorable effects of manufacturing plant consolidations and other cost reduction programs and resulting operational efficiencies which more than offset the labor cost increases in China. In addition, we incurred ramp up costs and inefficiencies in the prior year associated with the growth in our Wireless segment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.8 million, or 1.1%, to $73.9 million in the year ended December 27, 2013 compared with $74.7 million in the prior year, which included a $1.0 million favorable impact of reaching an agreement on intellectual property licensing.  The decrease compared to prior year was primarily due to aggressive expense reduction actions and sustained scrutiny over all discretionary spending.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the year ended December 27, 2013 and December 28, 2012, respectively, RD&E was as follows (in thousands):

	2013	2012
RD&E	$22,238	$24,856
Percentage of sales	6.3%	6.7%

Our RD&E spending as a percentage of sales in the year ended December 27, 2013 decreased slightly as a percentage of sales compared to the prior year primarily due to decreases in spending in our Wireless segment.

Severance, impairment and other associated costs.  During fiscal 2013, the total charges of $3.3 million included $1.1 million of severance costs, which consisted of $0.6 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in our Wireless segment. Additionally, we recorded total impairment charges of $2.2 million, including the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment that we decided to abandon in the third quarter of 2013, as well as $0.6 million related to two trade names in our Wireless and Network segments in the fourth quarter of 2013. Refer to Note 4, Intangible assets, net, for further details.

During fiscal 2012, the total charges of $5.9 million included $3.9 million for severance, lease termination and other costs associated with our restructuring program to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities.  Additionally, $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.  These costs were partially offset by a $0.2 million favorable settlement on our remaining lease obligations for our former corporate headquarters.

Debt restructuring and related costs. During fiscal 2012, we incurred $1.2 million of costs related to financing and strategic alternatives we were pursuing to increase liquidity and repay the borrowings under our senior credit facility. The majority of these costs represented fees of our financial and legal advisors and related to refinancing projects that were not ultimately consummated.

Legal reserve. During fiscal 2012, we recorded litigation reserves totaling $5.5 million related to the Halo lawsuit and Turkish VAT-related dispute. During fiscal 2013, we increased our legal reserves by $0.1 million for interest accrued on these disputes.  Both of these lawsuits are further described in Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

 Costs related to unsolicited takeover attempt.  During fiscal 2012, we recorded a $0.5 million gain due to a settlement with an advisor regarding amounts owed for services rendered in the prior year in connection with our unsolicited takeover defense.

Interest.   Net interest expense increased by $7.1 million to $24.5 million compared with $17.4 million in the prior year.  The increase was primarily due to higher borrowing rates and debt levels compared to the prior-year period. Also, interest expense increased due to higher debt fee and discount amortization from our Oaktree term loans.

Other.  During fiscal 2013, we incurred $2.4 million of other expense, net, which consisted of a $2.9 million loss for the change in fair value on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, partially offset by a $0.7 million gain on the sale of assets related to two manufacturing plants in China and a trade name, as well as foreign currency losses related to changes in the various currencies of our intercompany lending program of $0.3 million.  During fiscal 2012, other expense, net primarily consisted of a $4.2 million unrealized gain for the change in fair value on the warrant liability issued to Oaktree and a $0.7 million gain on the sale of assets related to the sale of equipment and a manufacturing plant in China.

Income taxes.  The effective tax rate for the year ended December 27, 2013 was a tax expense of 19.4% compared to 28.2% for the year ended December 28, 2012. The 2013 effective tax rate was primarily impacted by assessments and permanent non-deductible expenses in foreign jurisdictions.  The 2012 effective tax rate was primarily impacted by a tax reserve that was recorded in connection with an audit in a foreign jurisdiction, as well as U.S. and foreign withholding taxes incurred. The 2012 tax rate was not impacted by the change we made in fiscal 2012 to our assertion of previously permanently reinvested foreign earnings and the establishment of a deferred tax liability, due to the offsetting reversal of available valuation allowance in the U.S.

Discontinued operations. During fiscal 2012, our results from discontinued operations included $0.3 million of costs relating to certain legal matters related to our former Medtech operations.

 Liquidity and Capital Resources

The Company had $26.9 million of cash and cash equivalents at December 27, 2013 compared with $31.5 million at December 28, 2012. The decrease in cash mainly reflects the use of proceeds from the Oaktree investment for transaction fees and expenses of $2.2 million, payment of a $1.6 million bond in relation to the appeal filed in the Halo matter, working capital needs and capital expenditures.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At December 27, 2013, a majority owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $12.7 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2014 to further these objectives and improve the operating efficiency of the Company.

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under previous credit facilities. Since 2008, our revenues and earnings have decreased significantly due to a variety of factors, including recessionary economic conditions, weaknesses in our specific markets, and the negative effects of leverage and debt service costs, including interest expense.  As a result, we faced liquidity and capital resource challenges, and have also suffered a decline in the market capitalization of our common stock.

In response to these liquidity and capital resource challenges, in November 2012, we entered into agreements with Oaktree to recapitalize our company.  In February 2014, we announced that we had reached agreements with the holders of approximately $20.7 million of our $22.3 million of outstanding senior convertible notes due in December 2014 to exchange their notes for $14.9 million of new Term B Loans, 1.1 million shares of common stock, and $2.1 million of cash. The exchange transactions will reduce our outstanding debt and the amount of cash required for debt service and will extend the maturity of the exchanged debt beyond 2014, allowing us to further focus on our long term strategy and the execution of our business plans.

We believe that we will maintain sufficient financing from operations and cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows.  In the third quarter of 2013, we initiated a program to reduce operating expenses by approximately $6.0 million on an annualized basis by the end of the third quarter of 2014.  Completion of the reductions may enable us to make significant progress towards our targeted operating expense levels and ensure continued cash growth regardless of sales trends.  Many of the contemplated actions are efficiency improvements related to the implementation of the ERP system and are expected to affect all segments.  We recorded $0.5 million in severance expense in the third quarter of 2013 related to these actions and expect to begin to realize savings from those actions in the fourth quarter of 2013.  The initiative is on track to achieve the expected $6.0 million annualized expense savings by the end of the third quarter of 2014.  There may be additional severance expense recognized in future periods in connection with the actions.

Cash Flow from Operating Activities

Net cash provided by operating activities was $8.0 million for the year ended December 27, 2013, as compared to net cash used in operating activities of $9.7 million for the comparable period in 2012, an increase of $17.7 million.  The increase in the cash provided by operating activities during the year ended December 27, 2013 was primarily due to higher operating profit, as well as lower severance, tax and interest payments compared to the prior-year period.

Cash Flow from Investing Activities

Net cash used in investing activities was $9.9 million for the year ended December 27, 2013, primarily consisting of $8.7 million of capital expenditures, as well as an increase in restricted cash of $1.6 million due to the payment of a bond in relation to the appeal filed in the Halo matter, partially offset by $0.6 million of proceeds received for the sale of equipment.

Net cash used in investing activities was $0.3 million for the year ended December 28, 2012, primarily consisting of $7.9 million of capital expenditures, offset by $7.5 million of proceeds received for the pending sale of two of our manufacturing plants in China, as well as $0.6 million for the sale of equipment related to our encapsulated transformer product line.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 27, 2013 was $2.7 million, consisting of cash used in the payment of debt issuance costs of $2.2 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Net cash provided by financing activities during the year ended December 28, 2012 was $23.8 million. The primary source of cash from financing activities was $86.0 million of proceeds from long-term borrowings.  The primary use of cash for financing activities included a $55.0 million repayment of our senior credit facility, $6.0 million of debt issuance costs relating to our senior credit facility amendment in March 2012 and refinancing with Oaktree, and a $1.3 million dividend paid to minority shareholders of our majority-owned non-U.S. subsidiary.

Financing Transactions

On November 20, 2012, we entered into a credit agreement with certain affiliates of investment funds managed by Oaktree Capital Management, L.P. (such affiliates of such investment funds collectively, “Oaktree”) pursuant to which Oaktree extended a new $75.0 million senior secured Term A Loan and exchanged $28.5 million of principal and unpaid interest of our outstanding senior convertible notes for a new $28.5 million secured Term B Loan.  We used approximately $55.0 million of the proceeds to retire our senior credit facility and are using the remaining $20.0 million for working capital, transaction fees, general business purposes, and cash on hand.

On March 11, 2013, we entered into a forbearance and commitment letter with Oaktree (the “Letter Agreement”). Oaktree agreed, subject to certain specified conditions to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for the fourth quarter of 2012 and for each quarter in 2013. In addition, the credit agreement includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. With respect to the Halo Electronics case and the Turkish legal matter, subject to certain specified conditions, Oaktree agreed to forbear from taking any action including acceleration of payment of the term loans in the event of judgments or orders of payments that arise through January 1, 2014.  Refer to further discussion of these legal matters in Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

On February 21, 2014, we amended the credit agreement including modifications to the financial covenants.  The amendment also extended the waiver of any default with respect to the judgments in the Halo Electronics case and the Turkish legal matter through the maturity date of our term loans subject to certain specified conditions.  In consideration for the February 2014 amendment to the credit agreement, we have agreed to pay Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which will be added to the principal of the outstanding Term A Loan and Term B Loan owed to Oaktree on a pro rata basis.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.1 million of cash in exchange for approximately $20.7 million of the outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

Term Loans

As of December 27, 2013, we have $114.2 million of outstanding principal on our term loans ($90.0 million, net of discount). On November 20, 2012, we entered into a credit agreement with Oaktree pursuant to which Oaktree extended a new $75.0 million senior secured Term A Loan and exchanged $28.5 million of principal and unpaid interest of our outstanding senior convertible notes for a new $28.5 million secured Term B Loan.  We used approximately $55.0 million of the proceeds to retire our senior credit facility and are using the remaining $20.0 million for working capital, transaction fees, general business purposes, and cash on hand.

On February 21, 2014, we issued an additional $14.9 million of Term B Loans to certain holders of our senior convertible notes in connection with the Exchange Transaction.  Refer to discussion of the Exchange Transaction below.

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) until November 2015.  We plan to pay the interest due on these term loans in the form of additional principal through November 2015.  Interest is due on the last business day of the calendar quarter.

During the year ended December 27, 2013, the principal balance on the term loans increased by $10.7 million due to PIK interest elections made during the year.  Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of Oaktree.  During fiscal year 2013, we remitted approximately $1.9 million of foreign withholding taxes on interest accrued on the term loans.

These term loans mature on November 20, 2017 and are secured by a first priority lien on the collateral, which includes the shares and assets of certain domestic and international subsidiaries.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loan is not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

Debt covenants

Outstanding term loans are subject to financial covenants computed on a quarterly basis as of the most recent quarter end.  In accordance with the Letter Agreement, Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we failed to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for each quarter in 2013.

Under the February 2014 amendment to the credit agreement, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants for fiscal year 2014 through the maturity date.  In addition, the secured leverage ratio covenants were modified.  The secured leverage ratio is calculated as the ratio of consolidated secured debt, which includes the term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement).

Under the credit agreement, as amended in February 2014, the secured leverage ratio requirements, as defined in the agreement, are set forth in the table below:

Test Period End Date(s)	Secured Leverage Ratio
March 31, 2014 through December 31, 2014	11.00 to 1.00
March 31, 2015 through December 31, 2015	9.50 to 1.00
March 31, 2016 through December 31, 2016	8.00 to 1.00
March 31, 2017 through December 31, 2017	5.00 to 1.00

In addition, our capital expenditures are limited to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

We are also subject to financial covenants with respect to the $23.0 million loan commitment in the Letter Agreement.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is not to exceed 13.00 to 1.00 and the total net debt leverage ratio is not to exceed 14.00 to 1.00.  As of December 27, 2013, we were in compliance with these financial covenants.  The loan commitment expires on March 31, 2014.

Stock issuances and Board of Directors

Upon closing of the Oaktree term loans in November 2012, we issued to Oaktree 3.7 million shares of our common stock and a warrant to issue 19.9% of the common stock of a wholly-owned subsidiary of the Company.  The warrant was issued pending shareholder approval of an amendment to the Company's Articles of Incorporation that would authorize the issuance of Series A non-voting preferred stock. Upon approval of the amendment at a special shareholder meeting on January 21, 2013, the warrant was terminated and 1,000 shares of Series A non-voting preferred stock of the Company were issued to Oaktree.

In accordance with the Investment Agreement, the Series A preferred stock was automatically convertible into such number of shares of our common stock that would result in Oaktree having received 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the Series A preferred stock was convertible into shares of common stock at such time that we acquired and cancel at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.  Refer to further discussion in Note 7, Preferred stock, to the accompanying Consolidated Financial Statements.

Also pursuant to the February 2014 amendment to the Investment Agreement, we agreed to grant Oaktree an expansion of its right to nominate individuals to serve as members of the Company’s Board of Directors.  As such, we agreed to appoint three of Oaktree’s designees to the Board and to expand the current number of directors of the Board from seven to nine. We also agreed that, in connection with any meeting of its shareholders at which directors are to be elected, Oaktree shall have the right to designate individuals to the Company’s slate of director nominees in proportion to its equity ownership of the Company. So long as Oaktree beneficially owns a majority of our outstanding common stock it will have the right to designate no less than a majority of the individuals comprising the members of such slate.

Convertible Note Exchange Transaction

At December 27, 2013, we had $22.3 million of outstanding principal on our senior convertible notes that will mature on December 15, 2014. The notes bear a coupon rate of 7.0% per annum.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash.  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.1 million of cash in exchange for approximately $20.7 million of the outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

Following the Exchange Transaction, we have $1.6 million of outstanding principal on our senior convertible notes.  Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock to Oaktree, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.  We expect to provide notice on March 13, 2014 to all holders of outstanding senior convertible notes that a change in control occurred.  We will be required to pay the $1.6 million of outstanding amounts due on either May 1, 2014, or December 15, 2014, the maturity date, depending upon elections made by the note holders.

Senior Credit Facility

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

In connection with the March 2012 amendment to the senior credit facility, we issued to the bank group at that time warrants to purchase approximately 0.26 million shares of our common stock at an exercise price of $0.10 per share. The warrants vested over time until we repaid the outstanding borrowings under the senior credit facility in full by certain dates. Consequently, warrants to purchase 0.12 million shares of common stock became vested during the year ended December 28, 2012, of which 0.02 million warrants have been exercised. Warrants to purchase 0.14 million additional shares of common stock reverted back to us and were canceled upon retirement of the outstanding borrowings under the senior credit facility on November 20, 2012.

Certain Other Matters Relating to Liquidity

On September 27, 2012, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million and that we must achieve such an average market capitalization over a consecutive 30-day trading period on or before March 27, 2014.  On November 12, 2012, we submitted a plan for remediation of the deficiency related to the market capitalization and stockholders’ equity requirements to the NYSE, which they accepted on January 3, 2013. The plan included our consideration of other options regarding the eventual retirement of the senior convertible notes, either before or at maturity.  We are required to provide the Exchange staff with updates in connection with the initiatives of the plan of compliance at least quarterly or upon the Exchange’s request and the Exchange staff will review us periodically for compliance with the plan during the extension periods.  Failure to make progress consistent with the compliance plan or to regain compliance with the continued listing standards by March 27, 2014 could result in our common stock being delisted from the Exchange.

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

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements for a discussion of certain legal proceedings. As discussed in Note 10, Commitments and contingencies, the court entered final judgment in the Halo lawsuit on May 29, 2013 and ordered the Company to pay a bond in the amount of approximately $1.6 million to secure Halo’s interest through the appeal process, which we paid in the third quarter of 2013.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our Electrical segment in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  We have had ongoing discussions with the PBGC regarding potential additional funding of the plan.  Based on our most recent discussions with the PBGC, we may contribute up to $1.0 million to the plan within the next year and may make similar annual payments in future years until we have funded the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of December 27, 2013. There can be no assurance that the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.

Our retained earnings are free from legal or contractual restrictions as of December 27, 2013, with the exception of approximately $27.4 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $27.4 million includes approximately $3.4 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

Contractual Obligations

Future payments related to contractual obligations, including the changes to interest and principal payments as a result of the Exchange Transaction were as follows (in thousands):

	Amounts expected to be paid by period
	Total (1)	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Senior convertible notes	$1,570	$1,570	$--	$--	$--
Term A loan (2)	108,762	--	--	108,762	--
Term B loan (2)	56,948	--	--	56,948	--
Interest on long-term debt	38,039	384	2,112	35,543	--
Operating leases	$10,459	$4,083	$4,197	$1,382	$797

(1)Excludes other obligations under employment contracts that are generally only payable upon a change of control.

(2)	The Term A and Term B loans permit us to pay interest in kind through November 2015, in lieu of cash payment, such that amounts due for interest are added to the outstanding balance of the facility. This table assumes that interest on these loans will be paid in kind through November 2015.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 27, 2013, we had unrecognized tax benefits of approximately $3.5 million.  Refer to Note 8, Income taxes, to the accompanying Consolidated Financial Statements.

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

There were no disagreements with accountants on accounting or financial disclosures during the last two fiscal years. On June 26, 2013, the Audit Committee of the Company’s Board of Directors dismissed KPMG LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP to serve as the Company’s new independent registered public accounting firm. For more information with respect to this matter, see our Current Report on Form 8-K dated June 26, 2013.

Item 9a	Controls and Procedures

Based on their evaluation as of December 27, 2013, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting are processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 27, 2013, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

The Company has an ongoing initiative to implement a new enterprise resource planning system. During the quarter ended December 27, 2013, we implemented certain modules of our ERP system at the majority of our sales and distribution locations.  We have modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9b	Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pulse Electronics Corporation

We have audited the internal control over financial reporting of Pulse Electronics Corporation and subsidiaries (the “Company”) as of December 27, 2013, based on criteria established in the 1992  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 27, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Diego, California
March 12, 2014

Part III

Item 10	Directors, Executive Officers and Corporate Governance

The disclosure required by this item is incorporated by reference to the sections entitled, “Directors and Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

We make available free of charge our Statement of Principles Policy and all of our Board and Committee charters on our company website at www.pulseelectronics.com and, also, in print to any shareholder upon request.  Copies may be requested from Investor Relations, Pulse Electronics Corporation, 12220 World Trade Drive, San Diego, CA 92128-3797, or by telephone at 858-674-8100.  We intend to disclose any amendments to our Statement of Principles Policy, and any waiver from a provision of our Statement of Principles Policy, on our website within five business days following such amendment or waiver.  The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

Item 13	Certain Relationships, Related Transactions and Director Independence

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

Item 14	Principal Accounting Fees and Services

The disclosure required by this item is incorporated by reference in our definitive proxy statement to be used in connection with our 2014 Annual Shareholders Meeting.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

Consolidated Financial Statements

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 74 through 77 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pulse Electronics Corporation

We have audited the accompanying consolidated balance sheet of Pulse Electronics Corporation and subsidiaries (the “Company”) as of December 27, 2013, and the related consolidated statements of operation, comprehensive loss, cash flows, and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 27, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Diego, California
March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pulse Electronics Corporation:

We have audited the accompanying consolidated balance sheet of Pulse Electronics Corporation and subsidiaries (the Company) as of December 28, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ deficit for the year then ended. These consolidated financial statements the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 28, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
March 13, 2013

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

December 27, 2013 and December 28, 2012
In thousands, except per share data

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,902	$31,475
Accounts receivable, net	62,185	62,957
Inventory, net	36,726	31,434
Prepaid expenses and other current assets	18,966	21,500
Total current assets	144,779	147,366

Long-term assets:
Property, plant and equipment	96,610	94,114
Less accumulated depreciation	68,655	64,708
Net property, plant and equipment	27,955	29,406
Deferred income taxes	4,557	2,443
Intangible assets, net	2,040	3,067
Deferred loan costs and other assets	9,503	6,316
	$188,834	$188,598

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$70,871	$65,883
Accrued expenses and other current liabilities	36,335	44,197
Current portion of long-term debt	22,315	--
Warrant liability	--	12,175
Total current liabilities	129,521	122,255

Long-term liabilities:
Long-term debt	90,030	96,753
Deferred income taxes	11,786	7,616
Other long-term liabilities	11,055	11,518

Commitments and contingencies ( Note 10 )

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 and 0 shares authorized; 1,000 and 0 shares outstanding at December 27, 2013 and December 28, 2012, respectively	--	--
Common stock: $0.125 par value, 31,000,000 and 17,500,000 shares authorized: 7,955,508 and 7,947,338 outstanding at December 27, 2013 and December 28, 2012, respectively	995	994
Additional paid-in capital	257,816	235,162
Accumulated deficit	(339,618)	(312,484)
Accumulated other comprehensive income	21,057	20,703
Total Pulse Electronics Corporation deficit	(59,750)	(55,625)
Non-controlling interest	6,192	6,081
Total shareholders’ deficit	(53,558)	(49,544)
	$188,834	$188,598

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

Years ended December 27, 2013 and December 28, 2012
In thousands, except per share data

	2013	2012

Net sales	$355,676	$373,169
Cost of sales	274,009	298,898
Gross profit	81,667	74,271

Selling, general and administrative expenses	73,894	74,712
Severance, impairment and other associated costs	3,342	5,932
Debt restructuring and related costs	--	1,198
Legal reserve	147	5,523
Cost related to unsolicited takeover attempt	--	(545)
Operating income (loss)	4,284	(12,549)

Other (expense) income:
Interest expense, net	(24,492)	(17,435)
Other income (expense), net	(2,432)	5,213
Total other expense	(26,924)	(12,222)

Loss from continuing operations before income taxes	(22,640)	(24,771)

Income tax expense	(4,383)	(6,979)

Net loss from continuing operations	(27,023)	(31,750)

Net loss from discontinued operations	--	(345)

Net loss	(27,023)	(32,095)

Less: Net earnings (loss) attributable to non-controlling interest	111	(109)

Net loss attributable to Pulse Electronics Corporation	$(27,134)	$(31,986)

Basic loss per share:
Basic shares outstanding	7,994	4,667
Net loss from continuing operations	$(3.39)	$(6.78)
Net loss from discontinued operations	--	(0.07)
Net loss attributable to Pulse Electronics Corporation	$(3.39)	$(6.85)

Diluted loss per share:
Diluted shares outstanding	7,994	4,667
Net loss from continuing operations	$(3.39)	$(6.78)
Net loss from discontinued operations	--	(0.07)
Net loss attributable to Pulse Electronics Corporation	$(3.39)	$(6.85)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

Years ended December 27, 2013 and December 28, 2012
In thousands

	2013	2012
Comprehensive loss:
Net loss	$(27,023)	$(32,095)
Other comprehensive (loss) income:
Currency translation adjustment	402	(352)
Pension adjustments, net of tax	(43)	(922)
Unrealized holding losses on securities	(5)	--
Total comprehensive loss	(26,669)	(33,369)

Less: Comprehensive income (loss) attributable to non-controlling interests	111	(109)
Comprehensive loss attributable to Pulse Electronics Corporation	$(26,780)	$(33,260)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Cash Flows

Years ended December 27, 2013 and December 28, 2012
In thousands

	2013	2012
Cash flows from operating activities:
Net loss	$(27,023)	$(32,095)
Net loss from discontinued operations	--	345
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,393	7,824
Stock incentive plan expense	1,914	1,889
Gain on disposal of assets	(614)	(626)
Amortization/write-off of loan costs	1,876	5,772
Loss on extinguishment of debt	1,152	1,465
Amortization of debt discount	4,869	527
Payment-in-kind interest on debt	12,572	--
Change in fair value on warrant liability	2,878	(4,206)
Severance, impairment and other associated costs, net of cash payments	1,708	(2,254)
Deferred income taxes	1,034	1,399
Other, net	132	(2,950)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	1,448	(3,268)
Inventory	(3,766)	4,032
Prepaid expenses and other current assets	1,247	(1,117)
Accounts payable	6,029	12,850
Accrued expenses and other current liabilities	(4,866)	722
Net cash provided by (used in) operating activities	7,983	(9,691)
Cash flows from investing activities:
Capital expenditures	(8,690)	(7,910)
Cash restricted due to litigation	(1,550)	--
Cash received from pending and completed dispositions	--	7,525
Proceeds from sale of property, plant and equipment	585	628
Foreign currency impact on intercompany lending	(210)	(548)
Net cash used in investing activities	(9,865)	(305)
Cash flows from financing activities:
Long term borrowings	--	86,000
Principal payments on long-term debt	--	(54,950)
Debt issuance costs	(2,229)	(5,967)
Dividend to non-controlling interest	--	(1,264)
Change in restricted cash	(500)	--
Net cash (used in) provided by financing activities	(2,729)	23,819

Net effect of exchange rate changes on cash	38	46

Net (decrease) increase in cash and cash equivalents	(4,573)	13,869
Cash and cash equivalents at beginning of year	31,475	17,606
Cash and cash equivalents at end of year	$26,902	$31,475

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficit

Years ended December 27, 2013 and December 28, 2012
In thousands

	Preferred Stock		Common Stock		Capital in excess	Accumulated	Accumulated other comprehensive	Non-controlling	Total (deficit)
	Shares	Amount	Shares	Amount	of Par Value	Deficit	income (loss)	interest	equity
Balance at December 30, 2011	--	$--	4,198	$525	218,270	$(280,498)	$21,977	$7,454	$(32,272)
Stock options, awards, and related compensation	--	--	69	--	2,125	--	--	--	2,125
Issuance of common stock to Oaktree	--	--	3,673	469	12,754	--	--	--	13,223
Adjustments to defined benefit plans	--	--	--	--	--	--	(922)	--	(922)
Dividend to non-controlling interest	--	--	--	--	--	--	--	(1,264)	(1,264)
Warrants issued in connection with credit facility	--	--	--	--	2,013	--	--	--	2,013
Warrants exercised in connection with credit facility	--	--	7	--	--	--	--	--	--
Net loss	--	--	--	--	--	(31,986)	--	(109)	(32,095)
Currency translation adjustments	--	--	--	--	--	--	(352)	--	(352)
Balance at December 28, 2012	--	$--	7,947	$994	235,162	$(312,484)	$20,703	$6,081	$(49,544)
Rounding impact of 10-1 reverse stock split	--	--	--	1	(1)	--	--	--	--
Issuance of series A preferred stock	1	--	--	--	15,053	--	--	--	15,053
Additional commitment from forbearance agreement	--	--	--	--	5,793	--	--	--	5,793
Stock options, awards, and related compensation	--	--	(4)	--	1,809	--	--	--	1,809
Adjustments to defined benefit plans	--	--	--	--	--	--	(43)	--	(43)
Warrants exercised in connection with credit facility	--	--	13	--	--	--	--	--	--
Unrealized holding losses on securities	--	--	--	--	--	--	(5)	--	(5)
Net loss	--	--	--	--	--	(27,134)	--	111	(27,023)
Currency translation adjustments	--	--	--	--	--	--	402	--	402
Balance at December 27, 2013	1	$--	7,956	$995	257,816	$(339,618)	$21,057	$6,192	$(53,558)

In May 2013, the Company effected a 1-for-10 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Summary of significant accounting policies

The Company

Pulse Electronics Corporation is a global producer of precision-engineered electronic components and modules.  We sometimes refer to Pulse Electronics Corporation as “Pulse Electronics”, “Pulse”, “the Company”, “we” or “our.”  We operate our business in three segments: our Network product group (“Network”), our Power product group (“Power”) and our Wireless product group (“Wireless”).

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of Pulse Electronics and all of its wholly-owned subsidiaries.  All intercompany accounts, transactions and profits are eliminated in consolidation.

On May 22, 2013, we implemented a 1-for-10 reverse stock split of our common stock following shareholder approval at the annual meeting. As a result of the split, every ten shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock, without any change in the par value per share. Accordingly, we have adjusted the basic and diluted loss per share on the Consolidated Statements of Operations for the year ended December 28, 2012, to reflect the impact of the reverse stock split. We have also adjusted the number of issued and outstanding shares of  common stock presented on the Consolidated Balance Sheet at December 28, 2012, the Consolidated Statement of Changes in Shareholders’ Deficit for the year ended December 28, 2012, and have adjusted all share and per share amounts in the accompanying notes to the Consolidated Financial Statements.

Fiscal periods

We operate on a fiscal year basis.  Our fiscal year ends on the last Friday of December each calendar year.  For 2013 and 2012, our fiscal years ended on December 27, 2013 and December 28, 2012, respectively. Fiscal 2013 and 2012 were each 52 weeks in length.

Use of estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

Reclassifications

We have reclassified certain items in our Consolidated Financial Statements to conform to the current year presentation.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses on accounts receivable based on evaluation of the aging of receivables, payment histories of our customers, financial condition of our customers, and the overall economic environment. We write off individual accounts against the allowance when we become aware of our customer’s inability to meet its financial obligation to us.  As of December 27, 2013 and December 28, 2012, we had an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  We establish inventory provisions to write down excess and obsolete inventory to market value.  Inventory that is written down to its market value in the ordinary course of business is not subsequently written back up.  Our inventory reserves at December 27, 2013 and December 28, 2012 were $3.9 million and $3.9 million, respectively.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves, which would negatively affect our gross margin.

Divestiture accounting

We have engaged in divestitures to streamline our operations, to focus on our core businesses, to reduce our debt and to strengthen our financial position.  When the operations and cash flows of the divestiture have been or will be eliminated from our ongoing operations and, when we do not expect to have any significant continuing involvement with such operations, we may report the business that has either been disposed of, or is classified as held for sale, as a discontinued operation.  If we plan to dispose of the business by sale, we are required to report the divested business or assets at the lower of its carrying amount or at its estimated fair value less costs to sell in the period it is classified as held for sale.  These assessments require judgments and estimates, which include determining when it is appropriate to classify the business or assets as held for sale, if the business meets the specifications of a discontinued operation, determining the estimated fair value of the business and determining the level and type of involvement, if any, we will have with the disposed business in the future.  Furthermore, when removing the divested business from our Consolidated Balance Sheets, and, if necessary, restating results in prior periods, we are required to make assumptions, judgments and estimates regarding, among other things, the assets, liabilities and activities of the business and their relation to our continuing businesses.

Intangible assets, net

We test our indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  We measure the fair value of indefinite-lived intangible assets, which consist of trade names, using the relief from royalty method.  This method assumes that the trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The determination of the fair value of the trade names requires us to make significant estimates and assumptions using Level 3 inputs, including the future revenue for the related trade names, the appropriate royalty rate, and the weighted average cost of capital.

Other finite-lived intangible assets are amortized over their respective estimated useful lives on a straight-line basis over three to seven years.   We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

We have agreements with certain U.S. distributors which provide limited rights of return.  For instance, one agreement allows the distributor to return unsalable products based upon a percentage of qualified purchases, which we refer to as stock rotation.  Another agreement provides credit to the distributor for the difference between our catalog price and a discounted price when sold to specific customers on specific parts, which we refer to as ship and debit.  We record a reduction of revenue with a corresponding increase in accrued expenses each period based on the historical experience of returns or credits under each of these programs.  We believe these agreements are customary in our industry, and have met the criteria established in the applicable accounting guidance prior to recognizing revenue.  We do not believe any of our discounts or return programs are material to our Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Stock-based compensation

We sponsor incentive compensation plans under which we have issued stock options and restricted stock.  All compensation costs relating to stock-based awards are recognized in our Consolidated Financial Statements based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment or performance requirements are attained.  Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  We value our stock options according to the fair value method using the Black-Scholes option pricing model. These options expire seven years from the date of grant and generally have 25% annual vesting over four years.  An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised, if necessary, in subsequent periods, if actual forfeiture rates differ from those estimates. The value of the stock-based compensation at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three to four years.

Foreign currency translation

 For our non-U.S. dollar functional currency subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ deficit and comprehensive loss. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the entity that is party to the transaction are remeasured at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurement are recorded in the Consolidated Statements of Operations as a component of other income (expense), net. In fiscal 2013 and 2012, we incurred foreign currency losses of $0.3 million and $0.2 million, respectively.

Research and development

Our research, development and engineering expenses (“RD&E”), which are expensed when incurred, are included in selling, general and administrative expenses were approximately $22.2 million and $24.9 million in 2013 and 2012, respectively.  RD&E includes the costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, the adaptation of existing technology to specific situations and customer requirements and, also, legal fees associated with certain technology matters, if material.  The research and development components of our RD&E, which generally include those costs associated with new technology, new products or significant changes to current products or processes, were approximately $15.6 million and $18.4 million in 2013 and 2012, respectively.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Income taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, also, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes and, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.  Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset.  As of December 27, 2013, we could not sustain a conclusion that it was more likely than not that we would realize our deferred tax assets in the US and certain other locations resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets.  We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

We recognize the tax benefit from uncertain tax positions only after determining that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  We regularly reassess the positions taken and record any changes, as appropriate.  Interest and penalties accrued on uncertain tax positions are recorded in income tax expense.

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

Severance, impairment and other associated costs

Severance, impairment and other associated costs, which we refer to as restructuring costs, involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, or consolidation of facilities within countries. We recognize termination costs based on requirements established per severance policy, government law, or previous actions. Facility exit costs generally reflect the cost to terminate a facility lease before the end of its term (measured at fair value at the time we cease using the facility) or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets' carrying values over fair value.

The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized.

Debt issuance costs and debt discount

Debt issuance costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt using the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs and the debt discount is included in interest expense. If we extinguish debt prior to its original maturity date, the unamortized balance of debt issuance costs is written off to interest expense.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

We review the carrying amount and remaining useful life of our long-lived assets, which includes property, plant and equipment, for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Other factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. The amount of impairment recognized is the difference between the carrying value of the asset group and its estimated fair value.  Fair value estimates are based on assumptions concerning the amount and timing of estimated cash flows and discount rates, reflecting varying degrees of risk.

Assets held for sale

Long-lived assets to be disposed of and for which management has committed to a plan to divest and is actively marketing the asset are classified as held for sale within prepaid and other current assets on the Consolidated Balance Sheets and are reported at the lower of book value or estimated fair market value, less applicable selling costs. Depreciation and amortization expense is not recorded on assets to be divested once they are classified as held for sale.

Software development costs

We capitalize costs incurred to develop or obtain internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred for training, data conversion, and maintenance, as well as spending in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in software within property, plant and equipment in our Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is three to seven years.

We capitalized $2.2 million and $4.3 million of software costs during 2013 and 2012, respectively, which primarily relate to employee, consultant and related personnel costs incurred in the implementation of our new ERP system in various locations of the Company. At December 27, 2013 and December 28, 2012, capitalized software costs, a portion of which is classified as construction in process, net of accumulated depreciation were $8.8 million and $7.2 million, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and may be applied retrospectively. The Company elected early adoption in the second quarter of 2013.  As a result of the adoption, the Company reclassified $1.7 million of unrecognized tax benefits from long-term liabilities to deferred tax assets in the second quarter of 2013.

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment was effective at the beginning of our fiscal year 2013. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures.

(2)	Inventory

Inventory as of December 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	2013	2012

Finished goods	$21,573	$18,563
Work in progress	3,570	4,276
Raw materials and supplies	11,583	8,595
	$36,726	$31,434

(3)	Property, plant and equipment

Property, plant and equipment as of December 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	2013	2012

Land	$745	$745
Buildings and improvements	8,374	8,047
Machinery and equipment	77,522	75,562
Software	8,069	2,753
Construction in progress	1,900	7,007
Property, plant and equipment, gross	96,610	94,114

Accumulated depreciation	(68,655)	(64,708)
	$27,955	$29,406

Depreciation expense for years ended December 27, 2013 and December 28, 2012 was $6.9 million and $7.3 million, respectively.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	2013	2012

Income taxes payable	$6,493	$6,631
Accrued compensation	10,003	8,893
Accrued restructuring costs	493	733
Deposit on pending divestitures (Note 16)	--	6,100
Legal reserve	5,302	5,716
Other accrued expenses	14,044	16,124
	$36,335	$44,197

(5)	Intangible assets, net

Intangible assets as of December 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	2013	2012
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(3,300)	(2,833)
Technology	(2,000)	(2,000)
Total	(5,300)	(4,833)

Net intangible assets subject to amortization	--	467

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,040	2,600

	$2,040	$3,067

In the fourth quarter of 2013, we recorded an impairment charge of approximately $0.6 million related to two trade names in our Wireless and Network segments.  Of the $0.6 million impairment charge, $0.4 million resulted from a significant decline in product revenues related to the Network trade name primarily due to customer losses in the fourth quarter of 2013, and $0.2 million resulted from a decline in forecasted product revenues related to the Wireless trade name due to a change in our plans with respect to branding certain new products to be sold in the future.

As of December 27, 2013, our intangible assets with finite lives were fully amortized. Amortization expense for intangible assets was approximately $0.5 million for the years ended December 27, 2013 and December 28, 2012.

(6)	Debt

Total long-term debt, net of discount, as of December 27, 2013 and December 28, 2012 consisted of the following (in thousands):

	2013	2012
Oaktree term loans	$114,237	$103,514
Senior convertible notes	22,315	22,315
Less: Oaktree term loans discount	(24,207)	(29,076)
	112,345	96,753
Less: current portion of long-term debt	(22,315)	--
	$90,030	$96,753

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Overview

On November 20, 2012, we entered into a credit agreement with certain affiliates of investment funds managed by Oaktree Capital Management, L.P. (such affiliates of such investment funds collectively, “Oaktree”) pursuant to which Oaktree extended a new $75.0 million senior secured Term A Loan and exchanged $28.5 million of principal and unpaid interest of our outstanding senior convertible notes for a new $28.5 million secured Term B Loan. As a result of the Oaktree refinancing, we repaid $55.0 million of debt outstanding under our existing senior credit facility, which was scheduled to mature in February 2013.

On March 11, 2013, we entered into a forbearance and commitment letter with Oaktree (“Letter Agreement”).  Oaktree agreed, subject to certain specified conditions to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for the fourth quarter of 2012 and for each quarter in 2013. In addition, the credit agreement includes events of default, including receipt of a judgment or order for payment in excess of the threshold amount as defined in the credit agreement. With respect to the Halo Electronics case and the Turkish legal matter, subject to certain specified conditions, Oaktree agreed to forbear from taking any action including acceleration of payment of the term loans in the event of judgments or orders of payments that arise through January 1, 2014. Refer to further discussion of these legal matters in Note 10, Commitments and contingencies.

On February 21, 2014, we amended the credit agreement, including modifications to the financial covenants.  The amendment also extended the waiver of any default with respect to the judgments in the Halo Electronics case and the Turkish legal matter through the maturity date of November 20, 2017 subject to certain specified conditions.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.1 million of cash in exchange for approximately $20.7 million of the $22.3 million of outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

Term Loans

As of December 27, 2013 and December 28, 2012, the Oaktree term loans had a carrying value of $90.0 million and $74.4 million, respectively, reconciled as follows:

	Term A	Term B	Total
Amount borrowed	$75,000	$28,514	$103,514
Discount associated with warrant and common stock	(21,449)	(8,154)	(29,603)
Carrying value, November 20, 2012	53,551	20,360	73,911
Accretion of discount	377	150	527
Carrying value, December 28, 2012	53,928	20,510	74,438
Accretion of discount	3,497	1,373	4,870
PIK Interest	8,155	2,567	10,722
Carrying value, December 27, 2013	$65,580	$24,450	$90,030

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) through November 2015. Interest is due on the last business day of the calendar quarter.  During the year ended December 27, 2013, the principal balance on the Oaktree term loans increased by $10.7 million due to PIK interest elections made during 2013. The PIK interest election for the fourth quarter of 2013 was made on December 31, 2013, subsequent to our fiscal year-end; therefore interest accrued during the fiscal quarter of $3.2 million was classified within other long-term liabilities at December 27, 2013 in our Consolidated Balance Sheet.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Debt discount

Upon closing of the Oaktree term loans on November 20, 2012, we issued to Oaktree 3.7 million shares of our common stock and a warrant to purchase 19.9% of the common stock of Technitrol, our wholly-owned subsidiary. The common stock and warrant were recorded as a discount of $29.6 million on the Oaktree loans, which is being accreted over the term of the loans using the effective interest rate method.  The common stock was valued at $13.2 million based on the trading price at the closing date, and the warrant was valued at $16.4 million based on the estimated incremental equity value of the Company to be transferred to Oaktree.  On January 22, 2013, the warrant was cancelled and the Company issued 1,000 shares of Series A preferred stock to Oaktree.  Refer to discussion of the preferred stock in Note 7, Preferred stock.

Debt covenants

During the year ended December 27, 2013, in accordance with the Letter Agreement, Oaktree agreed to forbear from taking any action, including acceleration of payment of the term loans, if we failed to satisfy the secured leverage ratio, the total net debt leverage ratio, and the minimum liquidity covenants included in the credit agreement for each quarter in 2013.

Under the February 2014 amendment to the credit agreement, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants for fiscal year 2014 through the maturity date.  In addition, the secured leverage ratio covenants were modified.  The secured leverage ratio is calculated as the ratio of consolidated secured debt, which includes the term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement).

The secured leverage ratio requirements, as defined in the amended agreement, are set forth in the table below:

Test Period End Date(s)	Secured Leverage Ratio
March 31, 2014 through December 31, 2014	11.00 to 1.00
March 31, 2015 through December 31, 2015	9.50 to 1.00
March 31, 2016 through December 31, 2016	8.00 to 1.00
March 31, 2017 through December 31, 2017	5.00 to 1.00

In addition, our capital expenditures are limited to $10.0 million in fiscal 2013, $12.0 million in fiscal 2014, and $14.0 million in fiscal 2015 and in each fiscal year thereafter.

As of December 27, 2013, we are also subject to financial covenants with respect to the loan commitment in the Letter Agreement.  The effectiveness of the loan commitment is subject to compliance with certain covenants including the following financial covenants for each quarter in 2013: the secured leverage ratio is not to exceed 13.00 to 1.00 and the total net debt leverage ratio is not to exceed 14.00 to 1.00.  As of December 27, 2013, we are in compliance with these financial covenants.  The loan commitment expires on March 31, 2014.

Debt issuance costs

We incurred debt issuance costs in connection with the credit agreement and Letter Agreement.  These debt issuance costs were deferred and are being amortized to interest expense over the term of the loans using the effective interest method. As of December 27, 2013 and December 28, 2012, we have $9.3 million and $4.1 million, respectively, of unamortized deferred loan costs.  The short-term portion of these unamortized deferred loan costs is recorded in prepaid and other current assets and the long-term portion is recorded in deferred loan costs and other assets on our Consolidated Balance Sheets.

The debt issuance costs incurred in connection with the Letter Agreement included the cost associated with the change in the conversion rate of the preferred stock held by Oaktree from 64.38% to 67.9%.  In consideration for the forbearance and additional commitment, the preferred stock conversion rate was revised such that the total common stock issued to Oaktree upon conversion of the preferred stock will equal approximately 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  The adjustment to the conversion rate had a fair value of $5.8 million, based on the market capitalization of the Company’s common stock, which was recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  Refer to further discussion in Note 7, Preferred stock.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Restricted cash

As of December 27, 2013, we have certain post-closing obligations under the Oaktree credit agreement for which we have set aside $0.5 million of cash in an escrow account. This restricted cash has been classified within prepaid expenses and other current assets in our Consolidated Balance Sheet.

Senior Convertible Notes

On December 22, 2009, we issued senior convertible notes, which mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year. At December 27, 2013, we have $22.3 million of outstanding principal on our senior convertible notes.

These convertible notes rank junior to any secured indebtedness to the extent of the assets that secure such indebtedness, and are structurally subordinated in right of payment to all indebtedness and commitments of our subsidiaries.  Holders of our convertible notes may convert their notes to common stock at their option any day prior to the close of business on December 14, 2014.  Upon conversion, for each $1,000 in principal amount outstanding, we will deliver a number of shares of our common stock equal to the conversion rate, which is approximately 15.66 shares of common stock per $1,000 in principal amount of notes. The initial conversion price was approximately $63.84 per share of common stock.  The conversion rate is subject to change upon the occurrence of specified normal and customary events as defined by the indenture, such as stock splits or stock dividends, but will not be adjusted for accrued interest.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash.  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.1 million of cash in exchange for approximately $20.7 million of the $22.3 million of outstanding convertible senior notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012. Refer to Note 20, Subsequent events, for further discussion of the Exchange Transaction in February 2014.

Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.  We expect to provide notice on March 13, 2014 to all holders of outstanding senior convertible notes that a change in control occurred.  We will be required to pay the $1.6 million of outstanding amounts due on either May 1, 2014, or December 15, 2014, the maturity date, depending upon elections made by the note holders.

Senior Credit Facility

Prior to the Oaktree refinancing, we had a senior credit facility that provided for $55.0 million of borrowings.  On March 9, 2012, we amended our senior credit facility and the revised terms reduced the borrowings permitted under the credit facility from $60.8 million to $55.0 million, increased the interest rate on the outstanding borrowings, reduced our permitted capital expenditures and reduced the available cash we were required to maintain.  We incurred fees and expenses related to the March 2012 amendment, including $1.3 million of fees upon execution of the amendment, legal fees, and other expenses.  In addition, we recorded a charge of approximately $0.3 million to write off previously capitalized fees and costs that related to the credit facility and its amendments.

In connection with the March 2012 amendment to the senior credit facility, we issued to the bank group at that time warrants to purchase approximately 0.26 million shares of our common stock at an exercise price of $0.10 per share. The warrants vested over time until we repaid the outstanding borrowings under the senior credit facility in full by certain dates. Consequently, warrants to purchase 0.12 million shares of common stock became vested during the year ended December 28, 2012, of which 0.02 million warrants have been exercised. Warrants to purchase 0.14 million additional shares of common stock reverted back to us and were canceled upon retirement of the outstanding borrowings under the senior credit facility on November 20, 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

We recorded the fair value of the equity-classified warrants of $2.0 million as debt issuance costs. The value of the warrants was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.46%, volatility of 80.0%, a three-year term, and no dividend yield.  The valuation also took into account the probability that warrants would vest and become exercisable at June 28, 2012, September 28, 2012, and December 31, 2012.  These vesting probabilities were based on management's estimates regarding the probability of success and timing related to the possible sale of certain non-strategic assets and additional financing opportunities that would enable us to repay the outstanding borrowings under the credit facility by these dates.

The senior credit facility was scheduled to mature in February 2013; however, we repaid the $55.0 million outstanding under the credit facility on November 20, 2012 in conjunction with the issuance of the Oaktree term loans.

Loss on Extinguishment of Debt

During the year ended December 28, 2012, the Company recorded a loss on early extinguishment of debt of $3.2 million in connection with the Oaktree refinancing transactions, which included the write-off of debt issuance costs of $1.7 million and lender fees incurred of $1.5 million.  During the year ended December 27, 2013, the Company incurred an additional $1.2 million of debt extinguishment costs for lender fees incurred in connection with post-closing obligations under the Oaktree credit agreement.

Aggregate Long-term Debt Maturities

The aggregate maturities of current and long-term debt at December 27, 2013, excluding future payment in kind interest elections made on our Oaktree term loans, are as follows (in thousands):

Year Ending
2014	$22,315
2015	--
2016	--
2017	114,237
2018	--
Thereafter	--
$136,552

(7)	Preferred stock

In accordance with the Investment Agreement with Oaktree dated November 7, 2012, we issued to Oaktree a warrant to purchase 19.9% of the common stock of a wholly-owned subsidiary of the Company.  The warrant was issued pending shareholder approval of an amendment to the Company's Articles of Incorporation to authorize the issuance of Series A preferred stock ("preferred stock").  Upon approval of the amendment at a special shareholders meeting on January 21, 2013, the warrant was terminated and 1,000 shares of preferred stock was issued to Oaktree in accordance with the Investment Agreement.

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

In accordance with the Investment Agreement, the preferred stock was automatically convertible into such number of shares of our common stock that would result in Oaktree having received 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).

In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the 1,000 shares of Series A preferred stock held by Oaktree would convert into shares of common stock at such time that we acquired and cancel at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

On March 11, 2013, in connection with the Letter Agreement, we increased the preferred stock conversion rate from 64.38% to 67.9%.  The adjustment to the conversion rate had a fair value of $5.8 million, and has been recorded as a deferred loan cost, with an offsetting increase to additional paid-in capital.  These deferred loan costs are being amortized to interest expense over the term of the loans using the effective interest method.

We determined the fair value of the warrant liability and the fair value of the change in the preferred stock conversion rate to be equal to the estimated incremental value of the Company’s common stock to be transferred to Oaktree upon the issuance of the preferred stock.  As of January 22, 2013, this estimated incremental value represented the value associated with the increase in Oaktree's ownership from 49.0% to 64.38% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  As of March 11, 2013, the estimated incremental equity value represented the value associated with the increase in Oaktree's ownership from 64.38% to 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).  We determined the value using the fully diluted common shares outstanding and then derived the estimated incremental equity value attributed to the preferred stock.  In addition, we calculated our business enterprise value using both an income approach and a market approach in order to validate that the estimated business enterprise value implied in our warrant liability valuation was reasonable. The income approach calculation was based on the discounted cash flow method and utilized Level 3 inputs, including our revenue and expense projections, a weighted average cost of capital, and a long-term growth rate. The market approach calculations utilized Level 3 inputs, including our revenue and expense projections, EBITDA multiples determined by current trading market multiples of EBITDA for companies operating in businesses similar to us, and revenue multiples related to recent acquisitions of companies operating in businesses similar to us.

(8)	Income taxes

For the years ended December 27, 2013 and December 28, 2012, our loss from continuing operations before income taxes was as follows (in thousands):

	2013	2012
Domestic	$(14,832)	$(138,770)
Non-U.S.	(7,808)	113,999
Total	$(22,640)	$(24,771)

For the years ended, December 27, 2013 and December 28, 2012, our income tax expense was as follows (in thousands):

Current:	2013	2012
Federal	$462	$602
State and local	55	102
Non-U.S.	2,952	8,234
	3,469	8,938
Deferred:
Federal	140	124
State and local	(55)	--
Non-U.S.	829	(2,083)
	914	(1,959)
Net tax expense	$4,383	$6,979

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

A reconciliation of the U.S statutory federal income tax rate with our effective income tax rate was as follows:

	2013		2012
U.S. statutory federal income tax rate	35%		35%
Decrease (increase) resulting from:
State and local income taxes, net of federal tax effect	--		(1)
Non-deductible expenses and other	(21)		(62)
Withholding taxes	(5)		(9)
Tax credits	5		62
Tax effect of valuation allowance	(8)		(214)
Foreign rate differential	(25)		161
Effective tax rate	(19	) %	(28	) %

The 2013 effective tax rate was primarily impacted by assessments and permanent non-deductible expenses in foreign jurisdictions. The 2012 effective tax rate was primarily impacted by a tax reserve that was recorded in connection with an audit in a non-US jurisdiction as well as U.S. and foreign withholding taxes incurred. At December 27, 2013 and December 28, 2012, we had approximately $3.5 million and $7.9 million accrued for uncertain tax positions, of which $1.7 million and $4.1 million was classified as other long-term liabilities, respectively.  If all of our tax benefits were recognized as of December 27, 2013, approximately $1.8 million would impact the 2013 effective tax rate.

A reconciliation of the liability for uncertain tax positions for the years ended December 27, 2013 and December 28, 2012 was as follows (in thousands):

	2013	2012
Unrecognized tax benefits at the beginning of the year	$7,880	$17,300

Additions to tax positions related to current year	1,202	1,415
Reductions to tax positions related to prior years	(1,058)	(7,090)
Lapses in statutes of limitation	(4,502)	(3,745)

Unrecognized tax benefits at the end of the year	$3,522	$7,880

As of December 27, 2013, we have approximately $0.4 million accrued for interest and/or penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2009 are subject to future examination by local tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.  We expect our unrecognized tax benefits to change by $1.8 million within the next twelve months.

Several of our foreign subsidiaries continue to operate under tax holidays or incentive arrangements as granted by various jurisdictions in China.  The nature and extent of such arrangements vary, and the benefits of most arrangements will phase out in the future according to the specific terms as set forth by the foreign tax authorities. In the years ended December 27, 2013 and December 28, 2012, the favorable impact of tax holidays is not significant and the amount of benefit related to tax holidays was reduced due to losses and valuation allowances.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Deferred tax assets and liabilities from continuing operations included the following (in thousands):

Assets:	2013	2012
Inventories	$936	$1,132
Plant and equipment	5,145	6,155
Vacation pay and other compensation	234	218
Pension expense	1,100	928
Stock awards	1,194	68
Accrued liabilities	1,896	1,522
Net operating losses – federal, state and foreign	19,739	22,216
Tax credits	7,368	10,780
Acquired intangibles	2,851	4,120
Other	5,844	8,246
Total deferred tax assets	46,307	55,385
Valuation allowance	(38,191)	(44,697)
Net deferred tax assets	$8,116	$10,688

Liabilities:
Foreign earnings not permanently invested	$9,243	$9,535
Restructuring	1,551	1,551
Acquired intangibles	583	529
Other	3,653	3,282
Total deferred tax liabilities	15,030	14,897
Net deferred tax liabilities	$(6,914)	$(4,209)

Short-term deferred tax assets	$1,305	$1,056
Short-term deferred tax liabilities	(990)	(92)
Long-term deferred tax assets	4,557	2,443
Long-term deferred tax liabilities	(11,786)	(7,616)
Net deferred tax liabilities	$(6,914)	$(4,209)

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 27, 2013, we could not sustain a conclusion that it was more likely than not that we would realize most of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. The majority of deferred tax assets which are not subject to a valuation allowance are located in China. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. The decrease in the valuation allowance during the year ended December 27, 2013 is primarily a result of a true-up regarding certain transactions related to the change in control. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Unless utilized, our net operating losses will expire in fiscal years 2014 through 2033, our foreign tax credit carry forwards will expire in fiscal years 2014 through 2023 and our research and development credit carry forwards will start to expire in 2019.

In the fourth quarter of 2012, we reassessed our previous assertion with regard to permanently invested foreign earnings.  As a result of our assessment of our potential cash needs in the U.S. in conjunction with certain distributions in 2012 we determined that $40.0 million of previously unremitted foreign earnings would not be permanently reinvested and therefore we recorded a deferred tax liability in 2012 for the net tax-effect of these earnings. Aside from this change, we have generally not provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations and, thus are permanently reinvested outside of the U.S. for the majority of our foreign earnings. The majority of our cash requirements are generated by our non-U.S. subsidiaries, our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S. In addition, we expect to use a significant portion of the cash to service debt outside of the U.S. We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S.  As of December 27, 2013, the amount of cash associated with permanently reinvested foreign earnings was approximately $14.3 million. We have not, nor do we anticipate the need to repatriate these funds to the U.S.  However, if funds are repatriated, we would need to accrue and pay taxes on such amounts.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

As of December 27, 2013, we have estimated there was approximately $267.2 million of accumulated and undistributed earnings in these foreign subsidiaries. Determination of the potential amount of unrecognized deferred income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

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

The components of our net pension cost (income) related to our defined benefit plans for the years ended December 27, 2013 and December 28, 2012, respectively, was as follows (in thousands):

	2013	2012
Service cost	$19	$--
Interest cost	1,616	1,685
Expected return on plan assets	(1,692)	(1,615)
Amortization of transition obligation	--	5
Amortization of prior service costs	--	1
Recognized actuarial gains	14	--
Curtailment gains	(16)	(18)
Net periodic pension cost (income)	$(59)	$58

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The financial status of our defined benefit plans at December 27, 2013 and December 28, 2012 was as follows (in thousands):

	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,636	$38,195
Service cost	19	--
Interest cost	1,616	1,685
Actuarial (gains) losses	(3,280)	2,969
Benefits paid	(2,056)	(2,152)
Plan curtailments	(16)	(61)

Projected benefit obligation at end of year	$36,919	$40,636

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$35,117	$33,569

Actual return on plan assets	(1,644)	3,592
Employer contributions	123	108
Benefits paid	(2,056)	(2,152)

Fair value of plan assets at end of year	$31,540	$35,117

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$263	$235
Non-current liabilities	(5,642)	(5,754)
Net amount recorded	$(5,379)	$(5,519)

The accumulated benefit obligations for the defined pension plans were $36.8 million and $40.2 million as of December 27, 2013 and December 28, 2012, respectively.  The unrecognized components of our net periodic pension costs have been included in accumulated other comprehensive income.  For the years ended December 27, 2013 and December 28, 2012, the accumulated other comprehensive income for our defined benefit plans included the following components (in thousands):

	2013	2012
Actuarial losses	$(4,065)	$(4,027)
Plan curtailment	(84)	(84)
Amortization of prior service costs	(20)	(20)
Amortization of transition obligations	(7)	(7)
Accumulated other comprehensive income	$(4,176)	$(4,138)

 The pension cost to be amortized from accumulated other comprehensive income in 2013 related to our defined benefit pension plans is expected to be less than $0.1 million.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets as of December 27, 2013 and December 28, 2012 were as follows (in thousands):

	2013	2012
Projected benefit obligation	$36,682	$40,477
Accumulated benefit obligation	$36,760	$40,384
Plan assets	$31,118	$34,723

 We expect to contribute $1.1 million to our defined benefit plans in 2014.  Additionally, we expect to make benefit payments in 2014 of $2.1 million from our defined benefit plans.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Our domestic defined benefit retirement plan has been subject to a claim by the Pension Benefit Guarantee Corporation (“PBGC”) relating to the sale of our Electrical segment in 2010. Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination. We have had ongoing discussions with the PBGC regarding potential additional funding of the plan. Based on our most recent discussions with the PBGC, we may contribute up to $1.0 million to the plan within the next year and may make similar annual payments in future years until we have funded the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of December 27, 2013. There can be no assurance that the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.

The defined benefit plans’ weighted-average asset allocations at December 27, 2013 and December 28, 2012 were as follows:

Asset category:	2013	2012
Equity securities	11%	11%
Fixed income securities	87%	89%
Other	2%	0%
Total	100%	100%

Our asset allocation policy is reviewed at least quarterly. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, and possible payment of additional benefits, potential plan termination and tolerance for risk and cash requirements for benefit payments.

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 27, 2013 and December 28, 2012 is as follows (in millions):

	2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
Corporate bonds (2)	27.5	27.5	--	--
Short-term debt securities (3)	0.5	0.5	--	--
Equity securities:
Domestic small-cap value (4)	1.0	1.0	--	--
Domestic mid-cap value (5)	1.9	1.9	--	--
International diversified value (6)	0.5	0.5	--	--
Fair value of plan assets	$31.5	$31.5	$--	$--

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category (1):

Cash and cash equivalents	$0.1	$0.1	$--	$--
Fixed income securities:
Corporate bonds (2)	30.8	30.8	--	--
Short-term debt securities (3)	0.5	0.5	--	--
Equity securities:
Domestic small-cap value (4)	1.1	1.1	--	--
Domestic mid-cap value (5)	2.1	2.1	--	--
International diversified value (6)	0.5	0.5	--	--
Fair value of plan assets	$35.1	$35.1	$--	$--

(1)	See Note 15, Fair Value Measurements, for a description of the three levels within the fair value hierarchy.
(2)	Debt securities that specialize in investment grade bonds of institutional investors and other treasury related securities
(3)	Generally, money market securities that maintain cash for interim purchases.
(4)	Equity securities that focus on domestic public companies with low market capitalization.
(5)	Equity securities that focus on domestic public companies with a mid-rated market capitalization.
(6)	Equity securities that focus on international public companies but diversify their market capitalization to limit investment.

The assumptions used to develop our defined benefit plan data were as follows:

	2013		2012
Discount rate	4.9%		4.1%
Annual compensation increases	N/	A	N/	A
Expected long-term rates of return on plan assets	5.0%		5.0%

Our measurement date is the last day of the calendar year.

The following table shows our expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2014	$2,140
2015	2,115
2016	2,189
2017	2,206
2018	2,235
Thereafter	26,034
$36,919

Some of our non-U.S. subsidiaries have defined contribution pension plans which provide benefits for substantially all of their employees.  The net pension expense pertaining to these plans included in our results of operations for the years ended December 27, 2013 and December 28, 2012 were $1.1 million and $1.1 million, respectively.

We maintain a defined contribution 401(k) plan that covers substantially all of our U.S. employees.  The total contribution expense under the 401(k) plan was approximately $0.7 million and $0.9 million for the years ended December 27, 2013 and December 28, 2012, respectively. During 2013, we amended these plans and temporarily suspended employer matching contributions.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(10)	Commitments and contingencies

We conduct a portion of our operations on leased premises, and also lease certain equipment under operating leases.  Total rental expense for the years ended December 27, 2013 and December 28, 2012 were $4.6 million and $5.1 million, respectively.  The aggregate minimum rental commitments under non-cancelable leases in effect at December 27, 2013 are as follows (in thousands):

Year Ending
2014	$4,083
2015	2,625
2016	1,572
2017	846
2018	536
Thereafter	797
$10,459

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. (“Halo”) in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringed certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages. On November 26, 2012, the jury returned a verdict ruling in favor of Halo and found that we willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for approximately $2.0 million for past damages and interest and for a royalty on all future domestic sales under licenses to use these patents.

On May 29, 2013, the District Court entered final judgment in the case. Halo and the Company have filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals are in the process of being briefed, with completion on the briefing anticipated in April 2014.  Pursuant to the Federal Circuits requirements, the parties will engage in another mediation session in April 2014.  A hearing before the Federal Circuit is expected to occur in July or August 2014.  In July 2013, the District Court ruled against Halo on the willful infringement issue thereby precluding Halo from seeking treble damages and attorney’s fees. In addition, although the District Court granted Halo's motion for a permanent injunction against the eight product groups subject to the jury verdict, the District Court granted Pulse's emergency motion to stay the injunction for 90 days through October 15, 2013. Accordingly, we were free to sell the products subject to a 4.5% royalty on relevant U.S. sales during the stay period. The stay period has expired and we are no longer selling the products subject to the injunction.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

In relation to the appeal filed in the Halo legal matter, we were required by the Court to post a $1.6 million bond in the third quarter of 2013 for the actual damage amount. The amount of the bond is held in an interest-bearing account in the Company’s name, but is restricted and has been classified within prepaid expenses and other current assets in our Consolidated Balance Sheet. The restriction will continue until the resolution of this legal matter.

In light of the Court’s summary judgment order and its ruling that we are liable for infringement with respect to our U.S. sales of the products, we increased our legal reserve by approximately $1.8 million to $2.0 million during the fourth quarter of 2012. We intend to continue presenting a vigorous defense in the appellate process including maintaining our claim that we owe no liability whatsoever to Halo due to the invalidity of the Halo patents, and contesting the amount of damages asserted by Halo.

During the year ended December 27, 2013 and December 28, 2012, we incurred $1.3 million and $1.2 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations, which was upheld in December 2013. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. In January 2014, the Company appealed the decision and requested an annulment of the penalties. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the year ended December 27, 2013, we recorded a $0.5 million decrease to the legal reserve primarily due to foreign currency revaluation.

(11)	Accumulated other comprehensive income

A reconciliation of our accumulated balances for each component of other comprehensive income for the years ended December 27, 2013 and December 28, 2012, respectively, was as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding Losses on Securities	Total
Balance at December 30, 2011	$(3,211)	$25,176	$12	$21,977

Current year changes	(922)	(352)	--	(1,274)

Balance at December 28, 2012	(4,133)	24,824	12	20,703

Current year changes	(43)	402	(5)	354

Balance at December 27, 2013	$(4,176)	$25,226	$7	$21,057

(12)	Stock-based compensation

We have an incentive compensation plan for our employees and outside directors.  One component of this plan is restricted stock and restricted stock units, which grants the recipient the right of ownership of our common stock, generally conditional on continued service for a specified period.  Another component is stock options.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 27, 2013 and December 28, 2012 (in thousands):
	2013	2012
Restricted stock and units	$898	$957
Stock options	1,016	932
Total after-tax stock-based compensation expense	$1,914	$1,889

Total stock-based compensation included in:
Selling, general and administrative expenses	$1,914	$1,889

There was no income tax benefit for the years ended December 27, 2013 and December 28, 2012 due to the establishment of a full valuation allowance on deferred tax assets in the fourth quarter of 2011.

Restricted stock and units

A summary of our restricted stock activity for the years ended December 27, 2013 and December 28, 2012, was as follows (in thousands, except per share data):

	2013		2012
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock and units	104	$26.92	58	$39.70
Granted	284	3.80	59	11.17
Vested	(55)	17.15	(10)	13.57
Forfeited/canceled	(33)	7.82	(3)	10.63
Ending nonvested restricted stock and units	300	$8.91	104	$26.92

As of December 27, 2013, there was approximately $1.2 million of total unrecognized compensation cost related to grants of restricted stock units expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock options

A summary of our stock option activity for the years ended December 27, 2013 and December 28, 2012, respectively, was as follows (in thousands, except per share data):

	2013			2012
	Shares	Weighted Average Option Exercise Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Exercise Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	127	$45.10		125	$46.40
Granted	253	3.82		4	7.30
Exercised	--	--		--	--
Forfeited/canceled	(37)	12.69		(2)	48.32
Ending stock options outstanding	343	18.13	--	127	45.10	--
Ending stock options exercisable	54	$45.44	--	24	$43.70	--

The weighted-average fair value of all stock options granted during 2013 was calculated as $2.73 per share on the date of grant using the Black-Scholes option-pricing model, which involves management assumptions about the expected term of the option, the risk free interest rate and the estimated volatility. The expected term is calculated using the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has sufficient historical exercise data to estimate the expected life of the options.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company's stock is used as the basis for the volatility assumption since the Company believes the historical volatility is representative of the expected volatility over the expected term. The weighted-average assumptions of our stock options issued during 2013 and 2012 based on the date of grant are as follows:

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2013	2012
Dividend yield	0.0%	0.0%
Volatility	97.6%	81.8%
Risk-free interest rate	0.8%	0.8%
Expected life (years)	4.8	4.8

The exercise prices of the options outstanding as of December 27, 2013 range from $3.80 per share to $61.50 per share.  As of December 27, 2013, there was approximately $1.1 million of total unrecognized compensation costs related to our outstanding stock option grants to be recognized over a weighted-average period of approximately 2.3 years. There were no stock options exercised during the years ended December 27, 2013 and December 28, 2012.

(13)	Per share amounts

For the years ended December 27, 2013 and December 28, 2012, our loss per share calculations was as follows (in thousands, except per share amounts):

	2013	2012
Net loss from continuing operations	$(27,023)	$(31,750)
Net loss from discontinued operations	--	(345)
Less: Net earnings (loss) attributable to non-controlling interest	111	(109)
Net loss attributable to Pulse Electronics Corporation	$(27,134)	$(31,986)

Basic loss per share:
Shares	7,994	4,667
Continuing operations	$(3.39)	$(6.78)
Discontinued operations	--	(0.07)
Per share amount	$(3.39)	$(6.85)

Diluted loss per share:
Shares	7,994	4,667
Continuing operations	$(3.39)	$(6.78)
Discontinued operations	--	(0.07)
Per share amount	$(3.39)	$(6.85)

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share.

As we had a net loss for the years ended December 27, 2013 and December 28, 2012, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.3 million and 0.1 million of stock options outstanding as of December 27, 2013 and December 28, 2012, respectively, and unvested restricted shares and restricted share units outstanding of approximately 0.3 million and 0.1 million as of December 27, 2013 and December 28, 2012, respectively, that were excluded from the computation of weighted average shares outstanding.

In addition, for the year ended December 27, 2013 and December 28, 2012, the effect of the convertible notes and the convertible Series A preferred stock was antidilutive and therefore excluded from our diluted loss per share calculation.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(14)	Severance, impairment and other associated costs

Year Ended December 27, 2013

During the year ended December 27, 2013, the total charges of $3.3 million included $1.1 million of severance costs, which consisted of $0.6 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in our Wireless segment. Additionally, we recorded total impairment charges of $2.2 million, including the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment that we decided to abandon in the third quarter of 2013, as well as $0.6 million related to two trade names in our Wireless and Network segments.   Refer to Note 4, Intangible assets, net, for further details.

As of December 27, 2013, we had $0.5 million accrued for costs associated with our ongoing restructuring actions, of which a majority is expected to be paid within one year.

Year Ended December 28, 2012

During the year ended December 28, 2012 the total charges of $5.9 million included $3.9 million for severance, lease termination and other costs associated with our restructuring program initiated in 2010 to reduce and reorganize the capacity of our manufacturing plants in China as we shift manufacturing to lower cost facilities.  Additionally, $1.1 million related to global workforce reductions, primarily in Europe; $0.2 million related to severance, and $0.7 million for the write-down of fixed assets no longer in use as a result of the shutdown of our Korea manufacturing operations and relocation of this manufacturing to facilities in China; and $0.2 million of additional costs associated with our withdrawal from Wireless’ audio components business, which we initiated and substantially completed in 2011.  These amounts were partially offset by a $0.2 million favorable settlement of a lease obligation in the fourth quarter of 2012 for our former corporate headquarters.

The change in the accrual related to severance and other associated costs for the year ended December 27, 2013 and December 28, 2012 was as follows (in millions):

Balance accrued at December 30, 2011	$4.2

Net expense	5.9
Cash payments	(8.2)
Non-cash charges	(1.2)

Balance accrued at December 28, 2012	0.7

Net expense	3.3
Cash payments	(1.6)
Non-cash charges	(1.9)

Balance accrued at December 27, 2013	$0.5

(15)	Fair Value Measurements

 During the year ended December 27, 2013 and December 28, 2012, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets as of December 27, 2013 and December 28, 2012 (in millions):

	Fair Value Measurements at December 27, 2013
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-lived assets held for sale	$1.9	$--	$--	$1.9
Total	$1.9	$--	$--	$1.9

	Fair Value Measurements at December 28, 2012
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-lived assets held for sale	$7.5	$--	$--	$7.5
Total Assets	$7.5	$--	$--	$7.5

Liabilities:
Warrant Liability	$12.2	$--	$--	$12.2
Total Liabilities	$12.2	$--	$--	$12.2

The warrant liability measured at fair value on a recurring basis was $12.2 million as of December 28, 2012. During the first quarter of 2013, the warrant liability was cancelled. The valuation of the warrant liability was based on an estimated business enterprise value, which includes significant unobservable inputs that makes the warrant liability a Level 3 measurement. Refer to the discussion of the valuation methodology and assumptions in Note 7, Preferred stock.

Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

A reconciliation of the activity for the assets and liabilities measured at fair value based on unobservable measure criteria for years ended December 27, 2013 and December 28, 2012 are as follows (in millions):

	Warrant liability	Assets held for sale
Fair value at December 30, 2011	$--	$8.2
Issuance of warrant liability	16.4	--
Change in fair value (included in other expense, net)	(4.2)	--
Long-lived assets sold	--	(0.7)
Fair value at December 28, 2012	12.2	7.5
Change in fair value (included in other expense, net)	2.9	--
Settlement of warrant liability	(15.1)	--
Long-lived assets sold	--	(5.7)
Foreign currency impact	--	0.1
Fair value at December 27, 2013	$--	$1.9

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of December 27, 2013, the estimated fair value of our senior convertible notes was approximately $16.5 million, as determined through the use of Level 2 fair value inputs.  As of December 27, 2013, the estimated fair value of our Oaktree term loans was approximately $89.5 million. The fair value of the Oaktree term loans is derived from a model that includes significant unobservable inputs which make the Oaktree term loans a Level 3 measurement. These liabilities are not measured at their fair value in our Consolidated Balance Sheets for any period presented.

(16)	Divestitures and assets held for sale

During 2012, we entered into a series of definitive agreements for the sale of three of our manufacturing plants in China and equipment related to our encapsulated transformer product line.  During 2012, we completed the sale of our encapsulated transformer assets and one of our manufacturing plants and recognized a $0.7 million gain for the sale of these assets. In 2012, we also received $6.1 million in cash deposits in connection with the remaining assets, the sales of which were pending the completion of certain administrative closing conditions in China. As of December 28, 2012, these remaining assets had a net carrying value of $5.7 million and were classified as held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheet.  During the first quarter of 2013, we completed the sales of the two manufacturing plants and recognized a $0.2 million gain for the sale of these assets. During the fourth quarter of 2013, we completed the remaining asset sale under these definitive agreements with the sale of a trademark related to our encapsulated transformer assets and recognized a $0.5 million gain.

During 2012, we recorded $0.3 million of costs incurred in connection with an unfavorable litigation outcome involving our former Medtech components business which was sold in 2009.

During 2011, we reclassified the land and building located in our former operations in Tunisia as held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheets.  During 2012, we completed the sale of a portion of this real estate for an amount immaterial to our Consolidated Financial Statements and are actively marketing the remaining properties. These assets remain classified as held for sale at December 27, 2013 and have a net carrying value of approximately $1.9 million.

(17)	Statement of cash flow supplementary information

The following table presents our non-cash investing and financing activities supplemental cash flow disclosure for the years ended December 27, 2013 and December 28, 2012 (in thousands):

	2013	2012
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$391	$1,548
Debt issuance costs included in accounts payable	1,508	1,247
Common stock and warrant issued in connection with Oaktree recapitalization	--	29,603
Warrant issued in connection with senior credit facility amendment	--	2,013
Cash payments made during the year:
Income taxes	3,257	10,039
Interest	$3,436	$6,973

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(18)	Quarterly financial data (unaudited)

Quarterly results (unaudited) for the years ended December 27, 2013 and December 28, 2012 are summarized as follows (in thousands, except per share data):

	Quarter Ended
2013:	March 29	June 28	Sept. 27	Dec. 27
Net sales	$84,806	$88,258	$94,840	$87,772
Gross profit	20,181	20,750	21,646	19,090

Net loss from continuing operations	(7,130)	(5,221)	(7,588)	(7,084)
Net loss (earnings) attributable to non-controlling interest	14	(9)	(44)	(72)
Net loss attributable to Pulse Electronics Corporation	$(7,116)	$(5,230)	$(7,632)	$(7,156)

Basic loss per share	$(0.89)	$(0.65)	$(0.95)	$(0.89)
Diluted loss per share	$(0.89)	$(0.65)	$(0.95)	$(0.89)

	Quarter Ended
2012:	March 30	June 29	Sept. 28	Dec. 28
Net sales	$94,135	$100,383	$88,233	$90,418
Gross profit	18,398	19,204	16,952	19,717

Net loss from continuing operations	(4,303)	(6,494)	(8,924)	(12,029)
Net loss from discontinued operations	--	--	--	(345)
Net loss (earnings) attributable to non-controlling interest	197	97	(35)	(150)
Net loss attributable to Pulse Electronics Corporation	$(4,106)	$(6,397)	$(8,959)	$(12,524)

Basic loss earnings per share	$(0.99)	$(1.53)	$(2.11)	$(2.05)
Diluted loss earnings per share	$(0.99)	$(1.53)	$(2.11)	$(2.05)

(19)	Segment and geographical information

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

Selling, general and administrative expenses related to the world-wide operation, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based the ratio of its respective net sales to our consolidated net sales.

Our Chief Operating Decision Maker (“CODM”), which we have identified as our Chief Executive Officer, allocates resources and assesses the performance of each segment based on a review of each segment’s net sales and operating profit excluding severance, impairment and other associated costs, debt restructuring and related costs, legal reserve, and costs related to unsolicited takeover attempt.  Also, the CODM does not review a measure of segment assets.   Many of our long-term assets, including manufacturing facilities and equipment, are shared between our segments; therefore, capital expenditures related to long-term assets cannot be assigned to a specific segment.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Net sales and operating profit (loss) excluding severance, impairment and other associated costs, debt restructuring costs, legal reserve and costs related to unsolicited takeover attempt per segment for the years ended December 27, 2013 and December 28, 2012 was as follows (in thousands):

	2013	2012
Net sales:
Network	$150,570	$158,089
Power	111,544	120,145
Wireless	93,562	94,935
Total net sales	$355,676	$373,169

Operating income (loss) from continuing operations before severance, impairment and other associated costs, debt restructuring and related costs, legal reserve and costs related to unsolicited takeover attempt:

Network	$4,839	$3,519
Power	7,607	5,941
Wireless	(4,673)	(9,901)
Operating income (loss) excluding severance, impairment and other associated costs, debt restructuring and related costs, legal reserve and costs related to unsolicited takeover attempt	7,773	(441)

Severance, impairment and other associated costs	3,342	5,932
Debt restructuring and related costs	--	1,198
Legal reserve	147	5,523
Costs related to unsolicited takeover attempt	--	(545)
Operating income (loss)	4,284	(12,549)

Interest expense, net	(24,492)	(17,435)
Other income (expense) , net	(2,432)	5,213

Loss from continuing operations before income taxes	$(22,640)	$(24,771)

Depreciation and amortization per segment for the years ended December 27, 2013 and December 28, 2012 was as follows (in thousands):

	2013	2012
Depreciation and amortization:
Network	$2,102	$1,814
Power	1,286	2,119
Wireless	4,005	3,891
Total	$7,393	$7,824

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table summarizes our net customer sales in the geographic areas or regions where our sales are significant for the years ended December 27, 2013 and December 28, 2012 (in thousands):

	2013	2012
Sales to customers in:
China	$182,033	$190,845
United States	46,528	46,395
Asia, other than China	52,683	56,969
Europe	66,520	67,575
Other	7,912	11,385
Total	$355,676	$373,169

For the year ended December 27, 2013, one individual customer in our Network segment accounted for 10.8% of our consolidated net sales.  For the year ended December 28, 2012, no single customer accounted for more than 10% of our consolidated net sales.  In addition, one customer in our Network segment, when aggregated with their CEM suppliers, represents more than 10% of our consolidated net sales in 2012 and 2013.

The following table summarizes our net property, plant and equipment in the geographic areas or regions where our assets are significant (in thousands):

	2013	2012
Net property, plant and equipment located in:
China	$14,723	$16,127
United States	11,614	12,034
Korea	1,045	575
Europe	538	631
Other	35	39
Total	$27,955	$29,406

(20)	Subsequent events

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of our $22.3 million outstanding senior convertible notes to exchange their notes for various combinations of Term B Loans, shares of our common stock, and cash (collectively, the “Exchange Transaction”). In aggregate, we exchanged approximately $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.1 million in cash for approximately $20.7 million of the outstanding $22.3 million senior convertible notes.

The Term B Loan is identical to that issued in our refinancing transaction with Oaktree in November 2012.  The interest rate is 10% per annum and is payable-in-kind through November 20, 2015. The term loan matures on November 20, 2017, and is secured by a first lien on the collateral, which includes the shares and assets of certain domestic and international subsidiaries. It is non-amortizing and may be prepaid without any penalty; however the Term B Loan may not be repaid until the existing Term Loan A issued in the Oaktree refinancing is paid in full.

On February 21, 2014, we amended the credit agreement with Oaktree, including modifications to the financial covenants.  Under the amendment, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants for fiscal year 2014 through the maturity date.  In addition, the secured leverage ratio covenants were modified to provide us with additional flexibility to continue to execute our long term strategy.

Pursuant to the amendment, we agreed to grant Oaktree an expansion of its right to nominate individuals to serve as members of the Company's Board of Directors.  As such, we agreed to appoint three of Oaktree’s designees to the Board and to expand the current number of directors of the Board from seven to nine. We also agreed that, in connection with any meeting of its shareholders at which directors are to be elected, Oaktree shall have the right to designate individuals to the Company’s slate of director nominees in proportion to its equity ownership of the Company. So long as Oaktree beneficially owns a majority of our outstanding common stock it will have the right to designate no less than a majority of the individuals comprising the members of such slate.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

In consideration for the covenant modification, we paid Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which was added to the principal of the outstanding Term A Loan and Term B Loan on a pro rata basis.

In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the 1,000 shares of Series A preferred stock held by Oaktree will convert into shares of common stock at such time that we acquire and cancel at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.

Exhibit Index

3.1
Amended and Restated Articles of Incorporation of Pulse Electronics Corporation, filed with the Pennsylvania Department of State on January 22, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated January 21, 2013).

3.1(2)
Amendment to Amended and Restated Articles of Incorporation of Pulse Electronics Corporation, dated February 21, 2014 (incorporated by reference to Exhibit 3.1(2) to our Form 8-K dated February 21, 2014).

3.2	Statement with Respect to Shares, filed with the Pennsylvania Department of State on January 22, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated January 21, 2013).

3.3	By-Laws, amended and restated as of October 28, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated October 28, 2011).

3.3(1)	Amended and Restated Articles of Incorporation of Pulse Electronics Corporation (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 17, 2013).

4.6	Indenture between Technitrol, Inc. and Wells Fargo Bank, National Association, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated December 22, 2009).

4.7	Form of 7.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated December 22, 2009).

10.2	Restricted Stock Plan II, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 30, 2011).

10.3	2001 Stock Option Plan, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 30, 2011).

10.3(1)	Form of Stock Option Agreement (incorporated by reference to 10.3 (1) to our Form 10-K for the year ended December 28, 2012).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

10.5(5)
 Amendment No. 3 dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto (incorporated by reference to 10.5 (5) to our Form 10-K for the year ended December 30, 2011).

10.6
Warrant Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.11 to our Form 10-K for the year ended December 30, 2011).

10.6(1)
Warrant Shares Registration Rights Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the credit agreement dated as of March 9, 2012 (incorporated by reference to 10.6 (1) to our Form 10-K for the year ended December 30, 2011).

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

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to our Form 8-K dated January 4, 2011).

10.28	Employment Agreement between Pulse Electronics Corporation and Ralph Faison dated January 4, 2011 (incorporated by reference to Exhibit 10.28 to our Form 8-K dated January 4, 2011).

10.28(1)	Amendment to Employment Agreement between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.29 to our Form 8-K dated September 16, 2011).

10.28(2)	Amendment to Employment Agreement between Pulse Electronics Corporation and Ralph E. Faison (incorporated by reference to Exhibit 10.31 to our Form 8-K dated November 17, 2011).

10.29(2)	Employment Letter Agreement dated July 30, 2012 for Alan H. Benjamin (incorporated by reference to Exhibit 10.29.1 to our Form 8-K dated August 3, 2012).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-K for the year ended December 28, 2012).

10.30(1)	Pulse Electronics Directors Compensation Policy (incorporated by reference to Exhibit 10.30(1) to our Form 10-K for the year ended December 28, 2012)

10.30(2)	Director Restricted Stock Agreements (incorporated by reference to Exhibit 10.30(2) to our Form 10-K for the year ended December 28, 2012)

10.30(3)	Director Restricted Stock Agreements (filed herewith)

10.31(1)	Amended Exhibit A to Pulse Electronics Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated October 11, 2013).

10.32	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012 and Exhibit 10.32.1 to our Form 8-K dated August 3, 2012).

10.34	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

10.35	Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to our Form 8-K dated May 18, 2012).

10.35(1)	Amendment to the Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(1) to our Form 8-k dated May 17, 2013).

10.36
Fourth Amended and Restated credit agreement, by and among Pulse Electronics Corporation, Pulse Electronics (Singapore) Pte Ltd., J.P. Morgan Chase Bank, N.A., and the Lenders thereto, dated November 7, 2012 (incorporated by reference to Exhibit 10.36 to our Form 8-K dated November 7, 2012).

10.36(1)
Letter Agreement relating to certain amendments and the grant of a security interest, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated November 19, 2012 (incorporated by reference to Exhibit 10.36(1) to our Form 10-K for the year ended December 28, 2012).

10.36(2)
Second Amendment Letter Agreement relating to certain amendments, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 13, 2013 (incorporated by reference to Exhibit 10.36(2) to our Form 10-K for the year ended December 28, 2012).

10.36(3)
Amendment No. 3, dated as of February February 21 2014, to Credit Agreement, dated as of February 28, 2008, among Pulse Electronics Corporation, Pulse Electronics (Singapore) Pte Ltd, the lenders party thereto and Cantor Fitzgerald Securities, as Administrative Agent (incorporated by reference to Exhibit 10.36(3) to our Form 8-K dated February 21, 2014).

10.37
Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated November 7, 2012 (incorporated by reference to Exhibit 10.37 to our Form 8-K dated November 7, 2012).

10.37(1)
Amendment No. 1 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 11, 2013 (incorporated by reference to Exhibit 10.37(1) to our Form 10-K for the year ended December 28, 2012).

10.37(2)
Amendment No. 2 to Investment Agreement, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated April 15, 2013 (incorporated by reference to Exhibit 10.37(2) to our Form 10-Q for the three months ended March 28, 2013).

10.37(3)
Amendment No. 3, dated February 21, 2014, to the Investment Agreement, dated as of November 7, 2012 as amended on March 11, 2013, and as further amended on April 15, 2013, among Pulse Electronics Corporation, Technitrol Delaware, Inc., Pulse Electronics (Singapore) Pte. Ltd., OCM PE Holdings, L.P. and certain of its affiliated funds (incorporated by reference to Exhibit 10.36(3) to our Form 8-K dated February 21, 2014).

10.40
Forbearance and Commitment Letter, by and among Pulse Electronics Corporation, certain subsidiaries of Pulse Electronics Corporation and Oaktree, dated March 11, 2013 (incorporated by reference to Exhibit 10.40 to our Form 10-K for the year ended December 28, 2012).

10.41	Employment Letter Agreement dated October 11, 2013 for Michael C. Bond (incorporated by reference to Exhibit 10.41 to our Form 8-K dated October 11, 2013).

10.41(1)
Note Exchange Agreement, dated February 21, 2014, between Angelo Gordon & Co., L.P., Pulse Electronics Corporation and Pulse Electronics (Singapore) Pte. Ltd. (incorporated by reference to Exhibit 10.41 to our Form 8-K dated February 21, 2014).

10.42
Note Exchange Agreement, dated February 21, 2014, between Cannell Capital LLC, Pulse Electronics Corporation and Pulse Electronics (Singapore) Pte. Ltd. (incorporated by reference to Exhibit 10.42 to our Form 8-K dated February 21, 2014).

10.43
Note Exchange Agreement, dated February 21, 2014, between Harber Capital, LLC, Pulse Electronics Corporation and Pulse Electronics (Singapore) Pte. Ltd. (incorporated by reference to Exhibit 10.43 to our Form 8-K dated February 21, 2014).

10.44
Note Exchange Agreement, dated February 21, 2014, between Oppenheimer & Co. Inc., Pulse Electronics Corporation and Pulse Electronics (Singapore) Pte. Ltd. (incorporated by reference to Exhibit 10.44 to our Form 8-K dated February 21, 2014).

10.45
Note Exchange Agreement, dated February 21, 2014, between Wolverine Flagship Fund Trading Limited, Pulse Electronics Corporation and Pulse Electronics (Singapore) Pte. Ltd. (incorporated by reference to Exhibit 10.44 to our Form 8-K dated February 21, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Annual Report on Form 10-K for the year ended December 27, 2013, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE ELECTRONICS CORPORATION

By	/s/Ralph E. Faison
Ralph E. Faison
President and Chief Executive Officer

Date	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/John E. Burrows, Jr.	By	/s/Justin C. Choi
	John E. Burrows, Jr.		Justin C. Choi
	Director		Director

Date	March 12, 2014	Date	March 12, 2014

By	/s/John E. Major
	John E. Major	By	/s/Ralph E. Faison
	Director		Ralph E. Faison
President and Chief Executive Officer
Date	March 12, 2014		(Principal Executive Officer)

By	/s/ Steven G. Crane	Date	March 12, 2014
Steven G. Crane
Director
		By	/s/Michael C. Bond
Date	March 12, 2014		Michael C. Bond
Senior Vice President
By	/s/ Kenneth Liang		and Chief Financial Officer
	Kenneth Liang		(Principal Financial Officer)
Director
		Date	March 12, 2014
Date	March 12, 2014
		By	/s/Dana M. Kinsch
By	/s/ Kaj Vazales		Dana M. Kinsch
	Kaj Vazales		Corporate Controller
	Director		and Chief Accounting Officer
(Principal Accounting Officer)
Date	March 12, 2014
		Date	March 12, 2014
By	/s/ Michael Alan Kreger
Michael Alan Kreger
Director

Date	March 12, 2014

By	/s/Gary E. Sutton
Gary E. Sutton
Director

Date	March 12, 2014