Form 10-Q
period 2014-03-28
PULSE ELECTRONICS CORP
filed 2014-05-12
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2014, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 12, 2014: 17,217,690

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands, except per share data

	March 28, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$20,555	$26,902
Accounts receivable, net	57,656	62,185
Inventory, net	36,126	36,726
Prepaid expenses and other current assets	18,329	18,966
Total current assets	132,666	144,779

Long-term assets:
Property, plant and equipment	96,887	96,610
Less accumulated depreciation	69,997	68,655
Net property, plant and equipment	26,890	27,955
Deferred income taxes	4,557	4,557
Intangible assets, net	2,040	2,040
Deferred loan costs and other assets	11,020	9,503
	$177,173	$188,834

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$63,424	$70,871
Accrued expenses and other current liabilities	36,384	36,335
Current portion of long-term debt	1,570	22,315
Total current liabilities	101,378	129,521

Long-term liabilities:
Long-term debt	111,328	90,030
Deferred income taxes	11,786	11,786
Other long-term liabilities	11,506	11,055

Commitments and contingencies ( Note 7 )

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 shares authorized; 0 and 1,000 shares outstanding at March 28, 2014 and December 27, 2013, respectively	--	--
Common stock, $0.125 par value, 31,000,000 shares authorized; 17,217,690 and 7,955,508 outstanding at March 28, 2014 and December 27, 2013, respectively	2,152	995
Additional paid-in capital	260,375	257,816
Accumulated deficit	(348,663)	(339,618)
Accumulated other comprehensive income	21,105	21,057
Total Pulse Electronics Corporation deficit	(65,031)	(59,750)
Non-controlling interest	6,206	6,192
Total shareholders’ deficit	(58,825)	(53,558)
	$177,173	$188,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended
	March 28, 2014	March 29, 2013
Net sales	$81,652	$84,806
Cost of sales	64,126	64,625
Gross profit	17,526	20,181

Selling, general and administrative expenses	17,922	19,174
Severance, impairment and other associated costs	961	19
Legal reserve	11	38
Operating (loss) profit	(1,368)	950

Other expense:
Interest expense, net	(7,118)	(5,114)
Other expense, net	(73)	(2,532)
Total other expense	(7,191)	(7,646)

Loss before income taxes	(8,559)	(6,696)

Income tax expense	(472)	(434)

Net loss	(9,031)	(7,130)

Less: Net earnings (loss) attributable to non-controlling interest	14	(14)

Net loss attributable to Pulse Electronics Corporation	$(9,045)	$(7,116)

Basic loss per share:
Basic shares outstanding	12,650	7,957
Basic loss per share	$(0.72)	$(0.89)

Diluted loss per share:
Diluted shares outstanding	12,650	7,957
Diluted loss per share	$(0.72)	$(0.89)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended
	March 28, 2014	March 29, 2013
Comprehensive loss:
Net loss	$(9,031)	$(7,130)
Other comprehensive income (loss):
Currency translation adjustment	48	(513)
Total comprehensive loss	(8,983)	(7,643)

Less: Comprehensive earnings (loss) attributable to non-controlling interests	14	(14)
Comprehensive loss attributable to Pulse Electronics Corporation	$(8,997)	$(7,629)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net loss	$(9,031)	$(7,130)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,802	1,749
Stock incentive plan expense	506	579
Amortization and write-off of deferred loan costs	797	288
Amortization of debt discount	1,309	1,154
Payment-in-kind interest on debt	3,566	2,935
Change in fair value on warrant liability	-	2,878
Severance, impairment and other associated costs, net of cash payments	644	(537)
Other, net	921	(511)
Changes in assets and liabilities:
Accounts receivable	4,324	1,865
Inventory	498	2,445
Prepaid expenses and other current assets	521	(943)
Accounts payable and accrued expenses	(8,451)	(7,810)
Net cash used in operating activities	(2,594)	(3,038)

Cash flows from investing activities:
Capital expenditures	(951)	(1,588)
Proceeds from sale of property, plant and equipment	402	36
Net cash used in investing activities	(549)	(1,552)

Cash flows from financing activities:
Principal repayments of debt	(2,386)	--
Debt issuance costs	(1,314)	(966)
Change in restricted cash	500	(500)
Net cash used in financing activities	(3,200)	(1,466)

Net effect of exchange rate changes on cash	(4)	19

Net decrease in cash and cash equivalents	(6,347)	(6,037)
Cash and cash equivalents at beginning of period	26,902	31,475
Cash and cash equivalents at end of period	$20,555	$25,438

Supplemental cash flows disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$390	$973
Debt issuance costs included in accounts payable and accrued liabilities	1,683	1,113
Conversion of senior convertible notes to common stock	$3,477	$--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 27, 2013.  Results for the three month period ended March 28, 2014 are not necessarily indicative of annual results.

On May 22, 2013, we implemented a 1-for-10 reverse stock split of our common stock following shareholder approval at the annual meeting. As a result of the split, every ten shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock, without any change in the par value per share. Accordingly, we have adjusted the basic and diluted loss per share on the Unaudited Condensed Consolidated Statements of Operations for the three month period ended March 29, 2013, to reflect the impact of the reverse stock split. We have also adjusted all share and per share amounts in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Reclassifications

We have reclassified certain items in our Unaudited Condensed Consolidated Financial Statements to conform to the current year presentation.

New accounting pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements ("FASB ASC Topic 205") and FASB ASC Topic 360, Property, Plant and Equipment ("FASB ASC Topic 360"). The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.

(2)	Inventory

Inventory as of March 28, 2014 and December 27, 2013 consisted of the following (in thousands):

	March 28, 2014	December 27, 2013

Finished goods	$21,290	$21,573
Work in progress	3,828	3,570
Raw materials and supplies	11,008	11,583
	$36,126	$36,726

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(3)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 28, 2014 and December 27, 2013 consisted of the following (in thousands):

	March 28, 2014	December 27, 2013

Income taxes payable	$5,616	$6,493
Accrued compensation	9,936	10,003
Accrued restructuring costs (Note 11)	1,122	493
Legal reserve	5,189	5,302
Other accrued expenses	14,521	14,044
	$36,384	$36,335

(4)	Intangible assets, net

The net carrying amounts of intangible assets as of March 28, 2014 and December 27, 2013 consisted of the following (in thousands):

	March 28, 2014	December 27, 2013
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(3,300)	(3,300)
Technology	(2,000)	(2,000)
Total	(5,300)	(5,300)

Net intangible assets subject to amortization	-	-

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,040	2,040

	$2,040	$2,040

As of December 27, 2013, our intangible assets with finite lives were fully amortized.  Amortization expense for intangible assets was $0.1 million for the three months ended March 29, 2013.

(5)	Income taxes

The income tax expense for the three months ended March 28, 2014 and March 29, 2013 was as follows (in thousands):

	March 28, 2014	March 29, 2013
Income tax expense	$472	$434
Effective tax rate	(5.5)%	(6.5)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates, and could vary significantly based on the distribution of earnings. We provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate for the three months ended March 28, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities. There could be volatility in the quarterly effective tax rate in future quarters due to this mix.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

At March 28, 2014, we had approximately $3.6 million of unrecognized tax benefits, which is unchanged from the year ended December 27, 2013.  We expect our unrecognized tax benefits to decrease by $1.8 million within the next twelve months due to the expiration of statutes of limitation.   In connection with this decrease in our unrecognized tax benefits, we expect to record a $0.1 million tax benefit. We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of March 28, 2014, we have approximately $0.4 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties decreased by less than $0.1 million during the three months ended March 28, 2014.

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

Our net periodic pension cost (income) related to our defined benefit plans was $0.1 million and less than $(0.1) million for the three months ended March 28, 2014 and March 29, 2013, respectively.

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

On May 29, 2013, the District Court entered final judgment in the case. Halo and Pulse have filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals are fully briefed and completed as of May 1, 2014.  A hearing before the Federal Circuit is expected to occur in June or July 2014.   In July 2013, the District Court ruled against Halo on the willful infringement issue thereby precluding Halo from seeking treble damages and attorney’s fees. In addition, although the District Court granted Halo's motion for a permanent injunction against the eight product groups subject to the jury verdict, the District Court granted Pulse's emergency motion to stay the injunction for 90 days through October 15, 2013. Accordingly, we were free to sell the products subject to a 4.5% royalty on relevant U.S. sales during the stay period. The stay period has expired and we are no longer selling the products subject to the injunction.

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

During the three months ended March 28, 2014 and March 29, 2013, we incurred $0.3 million and $0.3 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations, which was upheld in December 2013. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. In January 2014, the Company appealed the decision and requested an annulment of the penalties. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the three months ended March 28, 2014, we recorded a $0.1 million decrease to the legal reserve due to foreign currency revaluation.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(8)	Debt

Long-term debt, net of discount, as of March 28, 2014 and December 27, 2013 consisted of the following (in thousands):

	March 28, 2014	December 27, 2013
Term A Loan	$86,991	$83,155
Term B Loan	47,235	31,082
Senior convertible notes	1,570	22,315
Less: Term Loan discounts	(22,898)	(24,207)
	112,898	112,345
Less: current portion	(1,570)	(22,315)
	$111,328	$90,030

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loans is 10.0% per annum.  Interest on the term loans may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) through November 20, 2015.  Interest is due on the last business day of the calendar quarter.  During the three months ended March 28, 2014, the principal balance on the term loans increased by $3.3 million due to PIK interest elections made on December 31, 2013. The PIK interest election for the first quarter of 2014 was made subsequent to our fiscal quarter-end on March 28, 2014; therefore, interest accrued during the fiscal quarter of $3.4 million was classified within other long-term liabilities at March 28, 2014 in our Unaudited Condensed Consolidated Balance Sheet.

            The Term A and B Loans mature on November 20, 2017 and are secured by a first lien on the collateral, which includes the shares and assets of certain domestic and international subsidiaries.  The term loans are non-amortizing and may be prepaid without any penalty.  While the Term B Loans are not junior in relative lien priority to the Term A Loan, the Term B Loan may not be repaid until the Term A Loan is paid in full.

On February 21, 2014, we amended the credit agreement with Oaktree Capital Management L.P. and affiliates (collectively, “Oaktree”), including modifications to the financial covenants.  Under the amendment, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants through the maturity date.  The amendment also extended the waiver of any default with respect to the judgments in the Halo Electronics case and the Turkish legal matter through the maturity date subject to certain specified conditions.

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of March 28, 2014, we were in compliance with these financial covenants.

In consideration for the covenant modification, we paid Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which was added to the principal of the outstanding Term A Loan and Term B Loan on a pro rata basis.  These costs have been capitalized and will be amortized over the remaining term of these loans using the effective interest rate method.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of our $22.3 million outstanding senior convertible notes to exchange their notes for various combinations of Term B Loans, shares of our common stock, and cash (collectively, the “Exchange Transaction”). In aggregate, we exchanged approximately $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million in cash for approximately $20.7 million of the outstanding $22.3 million senior convertible notes.  The new Term B Loans are identical to the Term B Loans issued in our refinancing transaction with Oaktree in November 2012.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

We incurred approximately $1.0 million of debt issuance costs in connection with the issuance of the new Term B Loans, which have been capitalized as a deferred loan cost and will be amortized to interest expense over the term of the loans using the effective interest method.

As of March 28, 2014 and December 27, 2013, we have $11.7 million and $9.3 million, respectively, of unamortized deferred loan costs. The short-term portion of these unamortized deferred loan costs is recorded in prepaid expenses and other current assets and the long-term portion is recorded in deferred loan costs and other assets on our Unaudited Condensed Consolidated Balance Sheets.

Loss on Extinguishment of Debt

During the three months ended March 28, 2014, interest expense included debt extinguishment costs of $0.7 million, which included a $0.2 million write-off of unamortized debt issuance costs and $0.5 million of legal fees primarily attributed to the extinguishment of the senior convertible notes. During the three months ended March 28 2013, interest expense included $0.3 million of debt extinguishment costs for lender fees incurred in connection with post-closing obligations under the Oaktree credit agreement.

Senior Convertible Notes

On December 22, 2009, we issued senior convertible notes, which mature on December 15, 2014.  The notes bear a coupon rate of 7.0% per annum that is payable semi-annually in arrears on June 15 and December 15 of each year.

Following the Exchange Transaction, we had $1.6 million of outstanding principal on our remaining senior convertible notes.  Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock to Oaktree, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.  On March 13, 2014, we provided notice to the remaining holders of our outstanding senior convertible notes that a change in control had occurred.  In April 2014, the holders requested payment of the $1.6 million of outstanding senior convertible notes, which we paid on May 1, 2014.

(9)	Preferred stock

As of December 27, 2013, 1,000 shares of Series A preferred stock were held by Oaktree.  In accordance with the Investment Agreement, subject to certain conditions, the preferred stock was automatically convertible into such number of shares of our common stock that would result in Oaktree having received 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).

In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the 1,000 shares of Series A preferred stock held by Oaktree was convertible into shares of common stock at such time that we acquired and cancelled at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.

Pursuant to the amendment, we agreed to grant Oaktree an expansion of its right to nominate individuals to serve as members of our Board of Directors.  As such, we agreed to appoint three of Oaktree’s designees to the Board and to expand the current number of directors of the Board from seven to nine. We also agreed that, in connection with any meeting of its shareholders at which directors are to be elected, Oaktree shall have the right to designate individuals to the Company’s slate of director nominees in proportion to its equity ownership of the Company. So long as Oaktree beneficially owns a majority of our outstanding common stock, it will have the right to designate no less than a majority of the individuals comprising the members of such slate.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(10)	Per share amounts

Net loss per share calculations was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2014	March 29, 2013
Net loss	$(9,031)	$(7,130)
Less: Net earnings (loss) attributable to non-controlling interest	14	(14)
Net loss attributable to Pulse Electronics Corporation	$(9,045)	$(7,116)

Basic loss per share:
Shares	12,650	7,957
Per share amount	$(0.72)	$(0.89)

Diluted loss per share:
Shares	12,650	7,957
Per share amount	$(0.72)	$(0.89)

As we had net losses in the three months ended March 28, 2014 and March 29, 2013, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.3 million and 0.1 million stock options outstanding as of March 28, 2014 and March 29, 2013, respectively, and unvested restricted shares and restricted share units outstanding of approximately 0.3 million and 0.1 million as of March 28, 2014 and March 29, 2013, respectively, that were excluded from the computation of weighted average shares outstanding.

For the three months ended March 28, 2014 and March 29, 2013, the effect of the senior convertible notes and the Series A preferred stock was antidilutive and therefore excluded from our diluted loss per share calculation.

(11)	Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs during the three months ended March 28, 2014 were as follows (in millions):

Balance accrued at December 27, 2013	$0.5
Net expense	1.0
Cash payments	(0.4)
Non-cash charges	-
Balance accrued at March 28, 2014	$1.1

During the three months ended March 28, 2014 and March 29, 2013, we incurred costs of $1.0 million and less than $0.1 million, respectively, associated with restructuring actions.

During the first quarter of 2014, the costs of $1.0 million primarily related to our operating expense reduction program initiated in the second quarter of 2013, including severance costs associated with consolidation of certain general and administrative functions and workforce reductions in our Wireless segment. We initiated this program to make progress towards the Company’s targeted operating expense model and estimate the remaining costs associated with this program will be approximately $1.2 million, although this estimate is subject to change as we refine the actions to be taken.  We expect to complete this restructuring program by the fourth quarter of 2014 and expect to achieve annualized cost savings of approximately $9.0 million.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(12)	Fair Value Measurements

During the three months ended March 28, 2014, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets as of March 28, 2014 and December 27, 2013 (in millions):

	Fair Value Measurements at March 28, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Level 1	Level 2	Level 3
Long-lived assets held for sale	$--	$--	$1.9
Total assets	$--	$--	$1.9

	Fair Value Measurements at December 27, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$--	$--	$1.9
Total assets	$--	$--	$1.9

         Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value.  During the three months ended March 28, 2014, there were no fair value adjustments to our long-lived assets held for sale.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited  Condensed Consolidated Balance Sheets. As of March 28, 2014, the estimated fair value of our senior convertible notes was approximately $1.6 million, based on actual settlement amounts on May 1, 2014.  As of March 28, 2014, the estimated fair value of our term loans was approximately $107.4 million. The fair value of the term loans is derived from a model that includes significant unobservable inputs that make the term loans a Level 3 measurement. These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(13)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs for the three months ended March 28, 2014 and March 29, 2013, were as follows (in thousands):

	Three Months Ended
	March 28, 2014	March 29, 2013
Net sales:
Network	$34,942	$35,831
Power	26,487	27,585
Wireless	20,223	21,390
Total net sales	$81,652	$84,806

Operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs:
Network	$931	$1,332
Power	1,317	1,169
Wireless	(2,644)	(1,494)
Operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs	(396)	1,007

Severance, impairment and other associated costs	961	19
Legal reserve	11	38
Operating (loss) profit	(1,368)	950

Interest expense, net	(7,118)	(5,114)
Other expense, net	(73)	(2,532)

Loss before income taxes	$(8,559)	$(6,696)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of our financial condition and results of operations as well as other sections of this report contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described in the “Risk Factors” section of this report and our other reports filed with the Securities and Exchange Commission.  Except to the extent required by law, we assume no obligation to update or revise any forward-looking statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 27, 2013 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 27, 2013 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

●	Inventory valuation;
●	Revenue recognition;
●	Divestiture accounting;
●	Intangible assets;
●	Income taxes;
●	Defined benefit plans;
●	Contingency accruals; and
●	Severance, impairment and other associated costs.

Actual results could differ from our estimates as described in the significant and critical accounting policies in our Annual Report on Form 10-K for the period ended December 27, 2013.

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

Technology and Strategic Investments.  Our products evolve along with changes in technology, changes in the availability and price of raw materials and changes in design preferences of the end users of our products. In addition, regulatory requirements can occasionally impact the design and functionality of our products. We address these dynamic conditions, as well as our customers’ desires, by continually investing in the development of each of our segments’ products and by maintaining a diverse product portfolio, which contains both mature and emerging technologies.  We remain committed to technological development through investing in research, development and engineering activities focused on designing next generation products, improving our existing products and improving our manufacturing processes.  If we determine that any of our segments’ manufacturing processes would benefit from capital investment, we may allocate resources to fund the expansion of property, plant and equipment used in these processes.  For example, we have committed capital to drive higher levels of automation throughout our manufacturing operations. We also committed capital to the implementation of our new enterprise resource planning (“ERP”) system to enhance visibility, reduce cost, and enhance customer service. The majority of our sites are now live on our new ERP system.

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs. The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges, changes in operating strategies, and rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. There were minimum wage increases implemented in a portion of our manufacturing locations in the second quarter of 2013, with wage increases in our remaining locations taking effect in the third quarter of 2013. In 2014, we anticipate an increase in minimum wages to take effect in the third quarter. Such wage rate increases have and will continue to have an unfavorable impact on our overall profit margin in the future.

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

Results of Operations

Three months ended March 28, 2014 compared to the three months ended March 29, 2013

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of
	Three Months Ended				net sales
	March 28, 2014	March 29, 2013	Change $	Change %	2014	2013
Net sales	$81,652	$84,806	$(3,154)	(3.7)%	100.0%	100.0%
Cost of sales	64,126	64,625	499	0.8	(78.5)	(76.2)
Gross profit	17,526	20,181	(2,655)	(13.2)	21.5	23.8

Selling, general and administrative expenses	17,922	19,174	1,252	6.5	(21.9)	(22.6)
Severance, impairment and other associated costs	961	19	(942)	(4,957.9)	(1.2)	(0.0)
Legal reserve	11	38	27	71.1	(0.0)	(0.0)
Operating (loss) profit	(1,368)	950	(2,318)	244.0	(1.7)	1.1

Interest expense, net	(7,118)	(5,114)	(2,004)	(39.2)	(8.7)	(6.0)
Other expense, net	(73)	(2,532)	2,459	97.1	(0.1)	(3.0)

Loss before income taxes	(8,559)	(6,696)	(1,863)	(27.8)	(10.5)	(7.9)

Income tax expense	(472)	(434)	(38)	(8.8)	(0.6)	(0.5)

Net loss	$(9,031)	$(7,130)	$(1,901)	(26.7)%	(11.1)%	(8.4)%

Net sales.  Net sales decreased by $3.1 million, or 3.7%, to $81.7 million compared with $84.8 million in the prior year quarter, reflecting ongoing industry weakness in our Network and Power segments and lower demand in our Wireless smartphone and infrastructure products.

Net sales for our three segments for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands):

	March 28, 2014	March 29, 2013
Network	$34,942	$35,831
Power	26,487	27,585
Wireless	20,223	21,390
Net sales	$81,652	$84,806

Gross profit.  Gross profit decreased by $2.7 million to $17.5 million compared to $20.2 million in the prior year quarter.  Gross profit as a percentage of net sales decreased to 21.5% for the three months ended March 28, 2014 as compared to 23.8% in the prior year quarter.  The lower gross profit margin was mainly due to higher production costs, particularly labor costs in China.

 Selling, general and administrative expenses.   Total selling, general and administrative expenses decreased by $1.3 million, or 6.5%, to $17.9 million, compared to $19.2 million in the prior year quarter, mainly due to results of actions related to previously announced expense reduction initiatives.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended March 28, 2014 and March 29, 2013, respectively, RD&E was as follows (in thousands):

	March 28, 2014	March 29, 2013
RD&E	$5,449	$5,534
Percentage of sales	6.7%	6.5%

Our RD&E spending as a percentage of sales in the quarter ended March 28, 2014 is relatively consistent compared to the quarter ended March 29, 2013.

 Severance, impairment and other associated costs.  During the three months ended March 28, 2014, we incurred costs of $1.0 million primarily related to our operating expense reduction program initiated in the second quarter of 2013, including severance costs associated with consolidation of certain general and administrative functions and workforce reductions in our Wireless segment. During the three months ended March 29, 2013, we incurred less than $0.1 million of restructuring expenses.

Interest expense, net.   Net interest expense increased by $2.0 million to $7.1 million compared with $5.1 million in the prior-year quarter, mainly due to higher borrowing rates and debt levels, as well as an increase in our loan fee and debt discount amortization expense.  As well, interest expense compared to the prior year increased due to higher debt extinguishment costs incurred on the senior convertible note exchange transaction, which included the write-off of unamortized loan costs and legal fees expensed as part of the transaction.

 Other expense, net.   During the three months ended March 28, 2014, we incurred $0.1 million of other expense, net, primarily related to losses on our foreign currency exchange activity related to changes in varying currencies of our intercompany lending program.  During the three months ended March 29, 2013, we incurred $2.5 million of other expense, net, which consisted of a $2.9 million loss for the change in fair value on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China, as well as foreign currency gains related to changes in the varying currencies of our intercompany lending program of $0.1 million.

Income taxes.  The income tax expense for the three months ended March 28, 2014 and March 29, 2013 was as follows (in thousands):

	March 28, 2014	March 29, 2013
Income tax expense	$472	$434
Effective tax rate	(5.5)%	(6.5)%

The change in the effective tax rate in the first quarter of 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities.  In addition, there were additional jurisdictions where losses were incurred in which the Company will not be able to realize a tax benefit.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $20.6 million of cash and cash equivalents at March 28, 2014 compared with $26.9 million at December 27, 2013. The decrease in cash mainly reflects cash consideration and fees associated with the senior convertible note exchange transactions, capital expenditures, and working capital needs.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At March 28, 2014, a majority-owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $12.8 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2014 to further these objectives and improve the operating efficiency of the Company.

In February 2014, we announced that we had reached agreements with the holders of approximately $20.7 million of our $22.3 million of outstanding senior convertible notes due in December 2014 to exchange their notes for $14.9 million of new Term B Loans, 1.1 million shares of common stock, and $2.4 million of cash. The exchange transactions reduced our outstanding debt and the amount of cash required for debt service and will extend the maturity of the exchanged debt beyond 2014, allowing us to further focus on our long-term strategy and the execution of our business plans.

We believe that we will maintain sufficient financing from operations and cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows.  In the second quarter of 2013, we initiated a program to reduce operating expenses by approximately $9.0 million on an annualized basis by the end of the fourth quarter of 2014.  Completion of the reductions may enable us to make significant progress towards our targeted operating expense levels and ensure continued cash growth regardless of sales trends.  The actions contemplated include efficiency improvements related to the implementation of the ERP system and consolidation of certain management functions that are expected to affect all segments, and workforce reductions in our Wireless segment to better align such resources with product demand.  As of March 28, 2014, we have recorded $1.5 million of severance expenses related to these actions and estimate the remaining costs associated with this program will be approximately $1.2 million, although this estimate is subject to change as we refine the actions that will be taken.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $2.6 million and $3.0 million for the three months ended March 28, 2014 and March 29, 2013, respectively.  The decrease in cash used in operating activities was mainly due to lower interest and severance payments, higher accounts receivable collections, partially offset by lower operating profit compared to the prior year period.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 28, 2014, consisting of $1.0 million of capital expenditures, partially offset by $0.4 million of proceeds received for the sale of a trademark.

Net cash used in investing activities was $1.6 million for the three months ended March 29, 2013, primarily consisting of capital expenditures of $1.6 million.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 28, 2014 was $3.2 million, consisting of $2.4 million paid to our senior convertible note holders as part of the exchange transaction and payments of debt issuance costs of $1.3 million, partially offset by an increase in restricted cash of $0.5 million related to the release of cash held in escrow in connection with our completion of post-closing obligations under the Oaktree credit agreement.

Net cash used in financing activities during the three months ended March 29, 2013 was $1.5 million, consisting of cash used in the payment of debt issuance costs of $1.0 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Financing Transactions

As of March 28, 2014, we have $134.2 million of outstanding principal on our term loans ($111.3 million, net of discount). On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million of cash in exchange for approximately $20.7 million of the outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

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

During the quarter ended March 28, 2014, the principal balance on the term loans increased by $3.3 million due to PIK interest elections made on December 31, 2014.  Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of our lenders.  During the three months ended March 28, 2014, we remitted approximately $0.6 million of foreign withholding taxes on interest accrued on the term loans.

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

Debt covenants

On February 21, 2014, we amended the credit agreement including modifications to the financial covenants.  The amendment also extended the waiver of any default with respect to the judgments in the Halo Electronics case and the Turkish legal matter through the maturity date of our term loans subject to certain specified conditions.  In consideration for the February 2014 amendment to the credit agreement, we paid Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which was added to the principal of the outstanding Term A Loan and Term B Loan owed to Oaktree on a pro rata basis.

Under the February 2014 amendment to the credit agreement, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants through the maturity date.  In addition, the secured leverage ratio covenants were modified.  The secured leverage ratio is calculated as the ratio of consolidated secured debt, which includes the term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement).

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of March 28, 2014, we were in compliance with these financial covenants.

Stock issuances

In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the Series A preferred stock was convertible into shares of common stock at such time that we acquired and cancelled at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.  Upon conversion of the Series A Preferred Stock, Oaktree beneficially owns approximately 68.7% of the outstanding common stock (not including shares of common stock and common stock equivalents acquired by Oaktree prior to the transaction contemplated by the Investment Agreement that closed in November 2012).

Following the Exchange Transaction, we had $1.6 million of outstanding principal on our remaining senior convertible notes.  Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock to Oaktree, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.  On March 13, 2014, we provided notice to the remaining holders of our outstanding senior convertible notes that a change in control had occurred.  In April 2014, the holders requested payment of the $1.6 million of outstanding senior convertible notes, which we paid on May 1, 2014.

Certain Other Matters Relating to Liquidity

On September 27, 2012, the New York Stock Exchange (the "NYSE") notified the Company that it had fallen below the NYSE’s continued listing standard for average market capitalization because we failed to maintain an average market capitalization over a consecutive 30-day trading period of at least $50.0 million (the "Minimum Market Capitalization Test"). The market capitalization requirements provide that the NYSE will promptly initiate suspension and delisting procedures with respect to the Company's common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. During the first quarter of 2014, the Company regained compliance with the continued listing requirements. The Company will be subject to a 12-month follow-up period to ensure that it remains in compliance with the NYSE's listing standards. If the Company falls below any such standard, the NYSE may re-evaluate the Company's method of recovery and may take appropriate actions, which, depending on circumstances may include truncating the prescribed NYSE compliance procedures or beginning the initiation of trading suspension procedures. The Company will also be subject to normal continued NYSE listing monitoring.  There can be no assurance that we will be able to continue to maintain compliance with the continued listing requirements.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 7, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our former electrical contact business (“Electrical”) in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  We have had ongoing discussions with the PBGC regarding potential additional funding of the plan. Based on our most recent discussions with the PBGC, we may contribute up to $0.8 million to the plan within the next year and may make similar annual payments in future years until we have funded the plan by $6.2 million. The potential additional funding would have no impact on the liability recorded as of March 28, 2014. There can be no assurance that the final terms of any agreement reached with the PBGC will reflect the terms offered by the Company in these preliminary discussions.

During the three months ended March 28, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2013.

Our retained earnings are free from legal or contractual restrictions as of March 28, 2014, with the exception of approximately $27.2 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $27.2 million includes approximately $3.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of March 28, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.	Legal Proceedings

 Refer to Note 7, Commitments and contingencies, to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Item 1a.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.

Item 6.	Exhibits

(a)	Exhibits

The Exhibit Index is on page 23.

Exhibit Index

3.1	Articles of Incorporation, amended and restated as of May 18, 2011 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated May 24, 2011).

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

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended March 28, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

May 12, 2014	/s/ Michael C. Bond
(Date)	Michael C. Bond
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)