Form 10-Q
period 2014-06-27
PULSE ELECTRONICS CORP
filed 2014-08-05
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2014, or

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
Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 5, 2014: 17,569,268

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands

	June 27, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$24,774	$26,902
Accounts receivable, net	64,381	62,185
Inventory, net	30,920	36,726
Prepaid expenses and other current assets	17,490	18,966
Total current assets	137,565	144,779

Long-term assets:
Property, plant and equipment	96,639	96,610
Less accumulated depreciation	70,984	68,655
Net property, plant and equipment	25,655	27,955
Deferred income taxes	4,557	4,557
Intangible assets, net	2,040	2,040
Deferred loan costs and other assets	10,632	9,503
Total assets	$180,449	$188,834

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$69,112	$70,871
Accrued expenses and other current liabilities	38,089	36,335
Current portion of long-term debt	-	22,315
Total current liabilities	107,201	129,521

Long-term liabilities:
Long-term debt	116,231	90,030
Deferred income taxes	11,786	11,786
Other long-term liabilities	12,029	11,055
Total liabilities	247,247	242,392

Commitments and contingencies ( Note 7 )

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 shares authorized; 0 and 1,000 shares outstanding at June 27, 2014 and December 27, 2013, respectively	-	-
Common stock, $0.125 par value, 31,000,000 shares authorized; 17,303,839 and 7,955,508 outstanding at June 27, 2014 and December 27, 2013, respectively	2,152	995
Additional paid-in capital	260,832	257,816
Accumulated deficit	(356,472)	(339,618)
Accumulated other comprehensive income	20,514	21,057
Total Pulse Electronics Corporation shareholders' deficit	(72,974)	(59,750)
Non-controlling interest	6,176	6,192
Total shareholders’ deficit	(66,798)	(53,558)
	$180,449	$188,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$93,567	$88,258	$175,219	$173,064
Cost of sales	73,830	67,508	137,956	132,133
Gross profit	19,737	20,750	37,263	40,931

Selling, general and administrative expenses	17,026	19,008	34,948	38,182
Severance, impairment and other associated costs	976	93	1,937	112
Legal reserve	11	37	22	75
Operating profit	1,724	1,612	356	2,562

Other expense:
Interest expense, net	(6,361)	(6,774)	(13,479)	(11,888)
Other income (expense), net	318	(408)	245	(2,940)
Total other expense	(6,043)	(7,182)	(13,234)	(14,828)

Loss before income taxes	(4,319)	(5,570)	(12,878)	(12,266)

Income tax (expense) benefit	(3,520)	349	(3,992)	(84)

Net loss	(7,839)	(5,221)	(16,870)	(12,350)

Less: Net (loss) earnings attributable to non-controlling interest	(30)	9	(16)	(5)

Net loss attributable to Pulse Electronics Corporation	$(7,809)	$(5,230)	$(16,854)	$(12,345)

Basic loss per share:
Basic shares outstanding	17,322	7,994	14,992	7,976
Basic loss per share	$(0.45)	$(0.65)	$(1.12)	$(1.55)

Diluted loss per share:
Diluted shares outstanding	17,322	7,994	14,992	7,976
Diluted loss per share	$(0.45)	$(0.65)	$(1.12)	$(1.55)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Comprehensive loss:
Net loss	$(7,839)	$(5,221)	$(16,870)	$(12,350)
Other comprehensive (loss) income:
Currency translation adjustment	(591)	626	(543)	113
Total comprehensive loss	(8,430)	(4,595)	(17,413)	(12,237)

Less: Comprehensive (loss) earnings attributable to non-controlling interests	(30)	9	(16)	(5)
Comprehensive loss attributable to Pulse Electronics Corporation	$(8,400)	$(4,604)	$(17,397)	$(12,232)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
In thousands

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net loss	$(16,870)	$(12,350)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,631	3,611
Stock incentive plan expense	743	1,002
Amortization and write-off of deferred loan costs	1,542	764
Amortization of debt discount	2,665	2,378
Payment-in-kind interest on debt	7,498	6,056
Change in fair value on warrant liability	-	2,878
Severance, impairment and other associated costs, net of cash payments	1,306	(553)
Other, net	566	623
Changes in assets and liabilities:
Accounts receivable	(2,461)	485
Inventory	5,705	547
Prepaid expenses and other current assets	1,401	924
Accounts payable and accrued expenses	(1,673)	(7,053)
Net cash provided by (used in) operating activities	4,053	(688)

Cash flows from investing activities:
Capital expenditures	(1,423)	(5,717)
Proceeds from sale of assets	402	133
Net cash used in investing activities	(1,021)	(5,584)

Cash flows from financing activities:
Principal repayments of debt	(3,956)	-
Debt issuance costs	(1,631)	(1,519)
Taxes paid related to net share settlement of equity awards	(47)	-
Change in restricted cash	500	(500)
Net cash used in financing activities	(5,134)	(2,019)

Net effect of exchange rate changes on cash	(26)	(21)

Net decrease in cash and cash equivalents	(2,128)	(8,312)
Cash and cash equivalents at beginning of period	26,902	31,475
Cash and cash equivalents at end of period	$24,774	$23,163

Supplemental cash flows disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$517	$660
Debt issuance costs included in accounts payable and accrued liabilities	$2,186	$1,060
Conversion of senior convertible notes to common stock	$3,477	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	General

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 27, 2013.  Results for the six month period ended June 27, 2014 are not necessarily indicative of annual results.

Reclassifications

We have reclassified certain items in our Unaudited Condensed Consolidated Financial Statements to conform to the current year presentation.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, a new topic in the FASB Accounting Standards Codification (“ASC”) Topic 606 (“FASB ASC Topic 606”).  The standard implements a five step process for revenue recognition in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either a full retrospective or modified retrospective transition method. The Company is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements ("FASB ASC Topic 205") and FASB ASC Topic 360, Property, Plant and Equipment ("FASB ASC Topic 360"). The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.

(2)	Inventory

Inventory consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Finished goods	$19,212	$21,573
Work in progress	3,219	3,570
Raw materials and supplies	8,489	11,583
	$30,920	$36,726

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(3)	Intangible assets, net

Intangible assets consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300

Accumulated amortization:
Customer relationships	(3,300)	(3,300)
Technology	(2,000)	(2,000)
Total	(5,300)	(5,300)

Net intangible assets subject to amortization	-	-

Intangible assets not subject to amortization (indefinite lives):
Tradename	2,040	2,040

	$2,040	$2,040

As of December 27, 2013, our intangible assets with finite lives were fully amortized.  Amortization expense for intangible assets was $0.2 million for the six months ended June 28, 2013.

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Income taxes payable	$6,798	$6,493
Accrued compensation	10,528	10,003
Accrued restructuring costs (Note 11)	1,799	493
Legal reserve	5,288	5,302
Other accrued expenses	13,676	14,044
	$38,089	$36,335

(5)	Income taxes

The income tax expense for the six months ended was as follows (in thousands):

	June 27, 2014	June 28, 2013
Income tax expense	$3,992	$84
Effective tax rate	(31.0)%	(0.7)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates, and could vary significantly based on the distribution of earnings. We provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate for the six months ended June 27, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized. There could be volatility in the quarterly effective tax rate in future quarters due to changes in the forecasted distribution of earnings and losses amongst the Company’s various tax jurisdictions.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

At June 27, 2014, we had approximately $3.6 million of unrecognized tax benefits, which is an increase of $0.1 million from the year ended December 27, 2013.  We expect our unrecognized tax benefits to decrease by $1.7 million within the next twelve months due to the expiration of statutes of limitation.   We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of June 27, 2014, we have approximately $0.4 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties decreased by less than $0.1 million during the six months ended June 27, 2014.

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

Our net periodic pension expense (income) related to our defined benefit plans was $0.1 million and less than $(0.1) million for the six months ended June 27, 2014 and June 28, 2013, respectively.

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

On May 29, 2013, the District Court entered final judgment in the case. Halo and Pulse have filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals were fully briefed and completed on May 1, 2014.  A hearing before the Federal Circuit will occur on August 4, 2014.

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

During the three months ended June 27, 2014 and June 28, 2013, we incurred $0.1 million and $0.3 million of legal expenses, respectively, related to this matter. During the six months ended June 27, 2014 and June 28, 2013, we incurred $0.4 million and $0.6 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations, which was upheld in December 2013. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. In January 2014, we appealed the decision and requested an annulment of the penalties. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the six months ended June 27, 2014, we recorded a decrease to the legal reserve of less than a $0.1 million due to foreign currency revaluation.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

(8)	Debt

Long-term debt, net of discount, consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Term A Loan	$89,578	$83,155
Term B Loan	48,195	31,082
Senior convertible notes	-	22,315
Less: Term Loan discounts	(21,542)	(24,207)
	116,231	112,345
Less: current portion	-	(22,315)
	$116,231	$90,030

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loans is 10.0% per annum.  Interest on the term loans may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) through November 20, 2015.  Interest is due on the last business day of the calendar quarter.  During the six months ended June 27, 2014, the principal balance on the term loans increased by $6.9 million due to PIK interest elections made on December 31, 2013 and March 31, 2014. The PIK interest election for the second quarter of 2014 was made subsequent to our fiscal quarter-end; therefore, interest accrued during the second quarter of $3.8 million was classified within other long-term liabilities at June 27, 2014 in our Unaudited Condensed Consolidated Balance Sheet.

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

On February 21, 2014, we amended the credit agreement with Oaktree Capital Management L.P. and affiliates (collectively, “Oaktree”), including modifications to the financial covenants.  Under the amendment, we are no longer subject to the minimum liquidity and the total net debt leverage ratio covenants through the maturity date.  The amendment also extended the waiver of any default with respect to the judgments in the Halo Electronics case and the Turkish legal matter through the maturity date, subject to certain conditions specified in the credit agreement.

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of June 27, 2014, we were in compliance with these financial covenants.

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

On May 1, 2014, we repaid the $1.6 million of outstanding principal on our remaining senior convertible notes.  Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock to Oaktree, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

Debt Issuance and Extinguishment Costs

We incurred approximately $1.5 million of debt issuance costs in connection with the issuance of the new Term B Loans, which have been capitalized as a deferred loan cost and will be amortized to interest expense over the term of the loans using the effective interest method.

As of June 27, 2014 and December 27, 2013, we have $11.5 million and $9.3 million, respectively, of unamortized deferred loan costs. The short-term portion of these unamortized deferred loan costs are classified in prepaid expenses and other current assets and the long-term portion is classified in deferred loan costs and other assets in our Unaudited Condensed Consolidated Balance Sheets.

During the six months ended June 27, 2014, interest expense included debt extinguishment costs of $1.0 million, which included a $0.2 million write-off of unamortized debt issuance costs and $0.8 million of legal fees primarily attributed to the extinguishment of the senior convertible notes. During the six months ended June 27, 2013, interest expense included $0.6 million of debt extinguishment costs for lender fees incurred in connection with post-closing obligations under the Oaktree credit agreement.

(9)	Preferred stock

As of December 27, 2013, Oaktree held 1,000 shares of Series A preferred stock.  In accordance with the Investment Agreement, subject to certain conditions, the preferred stock was automatically convertible into such number of shares of our common stock that would result in Oaktree having received 67.9% of our total common stock (on a pro forma fully diluted basis as of November 20, 2012, and without giving effect to shares of common stock and warrants previously owned by Oaktree).

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

Pursuant to the amendment, we agreed to grant Oaktree an expansion of its right to nominate individuals to serve as members of our Board of Directors.  As such, we agreed to appoint three of Oaktree’s designees to the Board and to expand the current number of directors of the Board from seven to nine. We also agreed that, in connection with any meeting of our shareholders at which directors are to be elected, Oaktree shall have the right to designate individuals to our slate of director nominees in proportion to its equity ownership of the Company. So long as Oaktree beneficially owns a majority of our outstanding common stock, it will have the right to designate no less than a majority of the individuals comprising the members of such slate.

(10)	Per share amounts

Net loss per share calculations was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net loss	$(7,839)	$(5,221)	$(16,870)	$(12,350)
Less: Net (loss) earnings attributable to non-controlling interest	(30)	9	(16)	(5)
Net loss attributable to Pulse Electronics Corporation	$(7,809)	$(5,230)	$(16,854)	$(12,345)

Basic loss per share:
Shares	17,322	7,994	14,992	7,976
Per share amount	$(0.45)	$(0.65)	$(1.12)	$(1.55)

Diluted loss per share:
Shares	17,322	7,994	14,992	7,976
Per share amount	$(0.45)	$(0.65)	$(1.12)	$(1.55)

As we had net losses in the three and six months ended June 27, 2014 and June 28, 2013, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.3 million and 0.4 million stock options outstanding as of June 27, 2014 and June 28, 2013, respectively, and unvested restricted shares and restricted share units outstanding of approximately 0.9 million and 0.1 million as of June 27, 2014 and June 28, 2013, respectively, that were excluded from the computation of weighted average shares outstanding.

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

Prior to repayment of the senior convertible notes and conversion of the Series A preferred stock into common shares, the effect of these instruments was antidilutive and therefore excluded from our diluted loss per share calculation for the six months ended June 27, 2014 and June 28, 2013.

(11)	Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs were as follows (in thousands):

Balance accrued at December 27, 2013	$493
Net expense	1,937
Cash payments	(631)
Non-cash charges	-
Balance accrued at June 27, 2014	$1,799

During the six months ended June 27, 2014 and June 28, 2013, we incurred costs of $1.9 million and $0.1 million, respectively, associated with restructuring actions.

During the first six months of 2014, we incurred $1.7 million of costs related to our operating expense reduction program initiated in the second quarter of 2013 to make progress towards our targeted operating expense model.  These costs included severance costs associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment.  In addition, we incurred $0.2 million of severance costs related to a program we initiated in the third quarter of 2013 to lower overhead costs and reorganize certain indirect labor functions in China.  We have substantially completed both of these programs as of June 27, 2014.

(12)	Fair Value Measurements

During the six months ended June 27, 2014, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following tables presents our fair value hierarchy for those assets measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 27, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$-	$-	$1.8
Total assets	$-	$-	$1.8

Pulse Electronics Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued

	Fair Value Measurements at December 27, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$-	$-	$1.9
Total assets	$-	$-	$1.9

         Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value.  During the six months ended June 27, 2014, our long-lived assets held for sale decreased by $0.1 million due to effects of changes in foreign currency and no fair value adjustments were made during the period.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited Condensed Consolidated Balance Sheets. As of June 27, 2014, the estimated fair value of our term loans was approximately $112.2 million. The fair value of the term loans was estimated using a discounted cash flow approach.  The discounted cash flow approach uses a risk-adjusted yield to present value the contractual cash flows of the term loans. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy.  These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

(13)	Business segment information

Our segments’ net sales and operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales:
Network	$42,157	$38,454	$77,099	$74,285
Power	28,086	29,554	54,573	57,139
Wireless	23,324	20,250	43,547	41,640
Total net sales	$93,567	$88,258	$175,219	$173,064

Operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs:
Network	$2,078	$922	$3,009	$2,254
Power	2,195	1,910	3,512	3,079
Wireless	(1,562)	(1,090)	(4,206)	(2,584)
Operating profit (loss) excluding severance, impairment and other associated costs, and legal reserve costs	2,711	1,742	2,315	2,749

Severance, impairment and other associated costs	976	93	1,937	112
Legal reserve	11	37	22	75
Operating profit	1,724	1,612	356	2,562

Interest expense, net	(6,361)	(6,774)	(13,479)	(11,888)
Other income (expense), net	318	(408)	245	(2,940)

Loss before income taxes	$(4,319)	$(5,570)	$(12,878)	$(12,266)

(14)	Subsequent events

On July 14, 2014, we announced that Ralph E. Faison resigned from our Board of Directors and as our Chief Executive Officer and President.  In connection with his termination of employment on July 14, 2014, Mr. Faison is entitled to an aggregate severance payment of $2.6 million payable in equal installments over a twenty-four month period, subject to Section 409A of the Internal Revenue Code of 1986.  Mr. Faison will also receive full vesting in respect of 271,083 restricted stock units and 93,645 stock options that we previously granted to him.  Our Board of Directors has named Alan H. Benjamin, Chief Operating Officer, as interim Chief Executive Officer, and John E. Major, lead independent member of our Board of Directors, as interim Chairman of the Board.  We are undertaking a search for a permanent Chief Executive Officer.

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

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs. The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges, changes in operating strategies, and rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. There were minimum wage increases implemented in a portion of our manufacturing locations in the second quarter of 2013, with wage increases in our remaining locations taking effect in the third quarter of 2013. In 2014, there will be an increase in minimum wages which will take effect in the third quarter. Such wage rate increases have and will continue to have an unfavorable impact on our overall profit margin in the future.

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

Results of Operations

Three months ended June 27, 2014 compared to the three months ended June 28, 2013

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of
	Three Months Ended				net sales
	June 27, 2014	June 28, 2013	Change $	Change %	2014	2013
Net sales	$93,567	$88,258	$5,309	6.0%	100.0%	100.0%
Cost of sales	73,830	67,508	(6,322)	(9.4)	(78.9)	(76.5)
Gross profit	19,737	20,750	(1,013)	(4.9)	21.1	23.5

Selling, general and administrative expenses	17,026	19,008	1,982	10.4	(18.2)	(21.5)
Severance, impairment and other associated costs	976	93	(883)	(949.5)	(1.0)	(0.1)
Legal reserve	11	37	26	70.3	(0.0)	(0.0)
Operating profit	1,724	1,612	112	(6.9)	1.8	1.8

Interest expense, net	(6,361)	(6,774)	413	6.1	(6.8)	(7.7)
Other income (expense), net	318	(408)	726	177.9	0.3	(0.5)

Loss before income taxes	(4,319)	(5,570)	1,251	22.5	(4.6)	(6.3)

Income tax (expense) benefit	(3,520)	349	(3,869)	1,108.6	(3.8)	0.4

Net loss	$(7,839)	$(5,221)	$(2,618)	(50.1)%	(8.4)%	(5.9)%

Net sales.  Net sales increased by $5.3 million, or 6.0%, to $93.6 million compared with $88.3 million in the prior year quarter, mainly due to broadly increased industry demand in our Network segment and higher demand in smartphone programs in our Wireless segment, which were partially offset by lower automotive product sales in our Power segment.

Net sales for our three segments for the three months ended were as follows (in thousands):

	June 27, 2014	June 28, 2013
Network	$42,157	$38,454
Power	28,086	29,554
Wireless	23,324	20,250
Net sales	$93,567	$88,258

Gross profit.  Gross profit decreased by $1.0 million to $19.7 million compared to $20.8 million in the prior year quarter.  Gross profit as a percentage of net sales decreased to 21.1% for the three months ended June 27, 2014 as compared to 23.5% in the prior year quarter.  The lower gross profit margin was mainly due to higher production costs, particularly labor costs in China, as well as lower pricing for our Wireless products.

Selling, general and administrative expenses.   Total selling, general and administrative expenses decreased by $2.0 million, or 10.4%, to $17.0 million, compared to $19.0 million in the prior year quarter, mainly due to results of actions related to previously announced expense reduction initiatives.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended, RD&E was as follows (in thousands):

	June 27, 2014	June 28, 2013
RD&E	$4,852	$5,748
Percentage of sales	5.2%	6.5%

Our RD&E spending as a percentage of sales in the three months ended June 27, 2014 decreased slightly in amount and as a percentage of sales compared to the prior year quarter primarily due to results of actions related to previously announced expense reduction initiatives.

Severance, impairment and other associated costs.  During the three months ended June 27, 2014, we incurred costs of $1.0 million, of which $0.8 million related to our operating expense reduction program initiated in the second quarter of 2013, including severance costs associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment.  The remaining $0.2 million of costs related to severance associated with a program initiated in the third quarter of 2013 to lower overhead costs and reorganize certain indirect labor functions in China.  During the three months ended June 28, 2013, we incurred $0.1 million of restructuring expenses.

Interest expense, net.   Net interest expense decreased by $0.4 million to $6.4 million compared with $6.8 million in the prior year quarter, primarily attributable to a reduction in the non-U.S. withholding taxes we paid on behalf of our lenders with respect to the PIK interest.  The decrease in the non-U.S. withholding tax is due to tax status changes made by our lenders during the three months ended June 27, 2014.  These savings were partially offset by increases in our interest expense due to higher borrowing rates and debt levels, as well as an increase in our loan fee and debt discount amortization.

Other, net.  Net other expense for the three months ended June 27, 2014 and June 28, 2013 is primarily attributable to our foreign currency exchange activity related to changes in the various currencies of our intercompany lending program.  During the three months ended June 27, 2014, we incurred $0.3 million in foreign currency gains compared to $0.4 million losses in the prior year, primarily due to the strengthening of various foreign currencies against the U.S. dollars, resulting in favorable gains on intercompany advances and loans held by our non-U.S. dollar-functional subsidiaries.

Income taxes.  The income tax expense for the three months ended was as follows (in thousands):

	June 27, 2014	June 28, 2013
Income tax expense (benefit)	$3,520	$(349)
Effective tax rate	(81.5)%	6.3%

The change in the effective tax rate for the three months ended June 27, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by our operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized.

Results of Operations

Six months ended June 27, 2014 compared to the six months ended June 28, 2013

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of
	Six Months Ended				net sales
	June 27, 2014	June 28, 2013	Change $	Change %	2014	2013
Net sales	$175,219	$173,064	$2,155	1.2%	100.0%	100.0%
Cost of sales	137,956	132,133	(5,823)	(4.4)	(78.7)	(76.3)
Gross profit	37,263	40,931	(3,668)	(9.0)	21.3	23.7

Selling, general and administrative expenses	34,948	38,182	3,234	8.5	(19.9)	(22.1)
Severance, impairment and other associated costs	1,937	112	(1,825)	(1,629.5)	(1.1)	(0.1)
Legal reserve	22	75	53	70.7	(0.0)	(0.0)
Operating profit	356	2,562	(2,206)	86.1	0.2	1.5

Interest expense, net	(13,479)	(11,888)	(1,591)	(13.4)	(7.7)	(6.9)
Other income (expense), net	245	(2,940)	3,185	(108.3)	0.1	(1.7)

Loss before income taxes	(12,878)	(12,266)	(612)	(5.0)	(7.3)	(7.1)

Income tax expense	(3,992)	(84)	(3,908)	(4,652.4)	(2.3)	(0.0)

Net loss	$(16,870)	$(12,350)	$(4,520)	(36.6)%	(9.6)%	(7.1)%

Net sales.  Net sales increased by $2.2 million, or 1.2%, to $175.2 million compared with $173.1 million in the prior year period, mainly due to broadly increased industry demand in our Network segment and higher demand in smartphone programs in our Wireless segment, which were partially offset by lower automotive product sales in our Power segment.

Net sales for our three segments for the six months ended were as follows (in thousands):

	June 27, 2014	June 28, 2013
Network	$77,099	$74,285
Power	54,573	57,139
Wireless	43,547	41,640
Net sales	$175,219	$173,064

Gross profit.  Gross profit decreased by $3.7 million to $37.3 million compared to $40.9 million in the prior year quarter.  Gross profit as a percentage of net sales decreased to 21.3% for the six months ended June 27, 2014 as compared to 23.7% in the prior year period.  The lower gross profit margin was mainly due to lower pricing for our Wireless products and higher production costs, particularly labor costs in China.

Selling, general and administrative expenses.   Total selling, general and administrative expenses decreased by $3.2 million, or 8.5%, to $34.9 million, compared to $38.2 million in the prior year period, mainly due to results of actions related to previously announced expense reduction initiatives.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the six months ended, RD&E was as follows (in thousands):

	June 27, 2014	June 28, 2013
RD&E	$10,301	$11,282
Percentage of sales	5.9%	6.5%

Our RD&E spending as a percentage of sales in the six months ended June 27, 2014 decreased slightly in amount and as a percentage of sales compared to the prior year quarter primarily due to decreases in spending in our Wireless segment.

Severance, impairment and other associated costs.  During the six months ended June 27, 2014, we incurred costs of $1.9 million, of which $1.7 million related to our operating expense reduction program initiated in the second quarter of 2013, including severance costs associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment.  The remaining $0.2 million of costs related to severance associated with a program initiated in the third quarter of 2013 to lower overhead costs and reorganize certain indirect labor functions in China.  During the six months ended June 28, 2013, we incurred $0.1 million of restructuring expenses.

Interest expense, net.   Net interest expense increased by $1.6 million to $13.5 million compared with $11.9 million in the prior year period, mainly due to higher borrowing rates and debt levels, as well as an increase in our loan fee and debt discount amortization expense.  Additionally, interest expense compared to the prior year increased $0.4 million due to higher debt extinguishment costs incurred on the senior convertible note exchange transaction, which included the write-off of unamortized loan costs and legal fees expensed as part of the transaction.

Other, net.   During the six months ended June 27, 2014, we generated $0.2 million of other income, net, primarily related to gains on our foreign currency exchange activity related to changes in varying currencies of our intercompany lending program.  During the six months ended June 28, 2013, we incurred $2.9 million of other expense, net, which consisted of a $2.9 million loss for the change in fair value on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, as well as foreign currency losses related to changes in the varying currencies of our intercompany lending program of $0.3 million; partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China.

Income taxes.  The income tax expense for the six months ended was as follows (in thousands):

	June 27, 2014	June 28, 2013
Income tax expense	$3,992	$84
Effective tax rate	(31.0)%	(0.7)%

The change in the effective tax rate for the six months ended June 27, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by our operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $24.8 million of cash and cash equivalents at June 27, 2014 compared with $26.9 million at December 27, 2013. The decrease in cash mainly reflects the payment of cash consideration for the convertible bond exchange transactions of $2.4 million, refinancing transaction fees and expenses of $1.6 million, and capital expenditures of $1.4 million, partially offset by $4.1 million provided by operating activities.  Additionally, in the second quarter of 2014 the Company redeemed the remaining senior convertible notes outstanding after the exchange transaction for $1.6 million in cash.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At June 27, 2014, a majority-owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $12.9 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used during 2014 to further these objectives and improve the operating efficiency of the Company.

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

We believe that we will maintain sufficient financing from operations and cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows.  In the second quarter of 2013, we initiated a program to reduce operating expenses by approximately $9.0 million on an annualized basis, which we substantially completed in the second quarter of 2014.  Although we have not finalized any specific plans at this time, we continue to review our cost structure and will undertake actions in the future to further reduce our operating expenses and improve profitability.

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

Cash Flow from Operating Activities

Net cash provided by operating activities was $4.1 million for the six months ended June 27, 2014 compared to net cash used in operating activities of $0.7 million for the six months ended June 28, 2013.  The increase in cash provided by operating activities was mainly due to decreases in inventory levels compared to prior year, as well as lower severance and interest payments.

Cash Flow from Investing Activities

Net cash used in investing activities was $1.0 million for the six months ended June 27, 2014, consisting of $1.4 million of capital expenditures, partially offset by $0.4 million of proceeds received for the sale of a trademark.

Net cash used in investing activities was $5.6 million for the six months ended June 28, 2013, primarily consisting of capital expenditures of $5.7 million.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 27, 2014 was $5.1 million, mainly consisting of $2.4 million paid to our senior convertible note holders as part of the exchange transaction, payments of debt issuance costs of $1.6 million, and $1.6 million of payments made to settle the remaining senior convertible notes. These payments were partially offset by a decrease in restricted cash of $0.5 million related to the release of cash held in escrow in connection with our completion of post-closing obligations under the Oaktree credit agreement.

Net cash used in financing activities during the six months ended June 28, 2013 was $2.0 million, consisting of cash used in the payment of debt issuance costs of $1.5 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Financing Transactions

As of June 27, 2014, we have $137.8 million of outstanding principal on our term loans ($116.2 million, net of discount). On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million of cash in exchange for approximately $20.7 million of the outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

On May 1, 2014, we repaid the $1.6 million of outstanding principal on our remaining senior convertible notes.  Pursuant to the Series A preferred stock conversion and the resulting issuance of 8.2 million shares of common stock to Oaktree, a “change in control” under the terms of the senior convertible notes was deemed to have occurred since Oaktree beneficially owns a majority of the outstanding shares of our common stock. Such change in control triggered our obligation to repurchase all remaining outstanding senior convertible notes.

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

During the six months ended June 27, 2014, the principal balance on the term loans increased by $6.9 million due to PIK interest elections made on December 31, 2013 and March 31, 2014.  Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of our lenders.  In the first quarter of 2014, we incurred approximately $0.6 million of foreign withholding taxes on interest accrued on the term loans.  In the second quarter of 2014, the majority of our lenders made tax status changes that reduced the foreign withholding taxes incurred on the term loans.  For the quarter ended June 27, 2014, we incurred less than $0.1 million in foreign withholding taxes, and expect to incur a similar amount of costs in future periods.

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of June 27, 2014, we were in compliance with these financial covenants.

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

Certain Other Matters Relating to Liquidity

On June 25, 2014, the New York Stock Exchange (the “NYSE” or the “Exchange”) notified us that we had fallen below one of the Exchange’s continued listing standards, which requires companies whose total stockholders’ equity is less than $50.0 million to maintain an average global market capitalization over a consecutive 30-day trading period of not less than $50.0 million.

Under applicable NYSE rules, we have 45 days from the receipt of the notice to demonstrate our ability to achieve compliance with the market capitalization listing standards within nine months of receipt of the notice. We intend to work with the NYSE to evaluate our options to cure the deficiency within the prescribed timeframe. If the Exchange grants us the nine-month cure period, our shares of common stock will continue to be listed on the NYSE during such time, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress. Under the applicable rules, the Exchange has the right to initiate delisting proceedings if we cannot demonstrate our ability to achieve compliance on a timely basis; the NYSE does not grant us the nine-month cure period; or the NYSE grants us the nine-month cure period but we do not make satisfactory progress to cure.

If the common stock ultimately were to be delisted for any reason, it could reduce the liquidity and market price of the common stock and negatively impact our ability to conduct equity financings and access the public capital markets.

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

Our domestic defined benefit retirement plan has been subject to the pursuit of an alleged claim relating to the sale of our former electrical contact business (“Electrical”) in 2010 by the Pension Benefit Guarantee Corporation (“PBGC”).  Communications from the PBGC have indicated that the sale of Electrical’s North America operations may have resulted in a partial plan termination.  We have had previous discussions with the PBGC regarding potential additional funding of the plan, which would require us to make annual contributions of up to $0.8 million to the plan until we have funded the plan by $6.2 million. In July 2014, the PBGC announced a moratorium on the enforcement of ERISA 4062(e) regulation cases until the end of the year.  Accordingly, we do not anticipate any additional funding in 2014.

During the six months ended June 27, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2013, except for contractual severance payments we will make to certain senior executives that terminated their employment with the Company in 2014, including severance payments we will make to our former CEO further described in Note 14, Subsequent events, as follows: $0.5 million in 2014, $2.4 million in 2015 and $0.7 million in 2016.

Our retained earnings are free from legal or contractual restrictions as of June 27, 2014, with the exception of approximately $26.9 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $26.9 million includes approximately $3.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of June 27, 2014.  Based upon that evaluation, the interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 7, Commitments and contingencies, to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

Item 1a.	Risk Factors

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 27, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. You should also refer to the statement regarding forward-looking statements on page 13 in this Quarterly Report on Form 10-Q.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

On June 25, 2014, the New York Stock Exchange notified us that we had fallen below one of the Exchange’s continued listing standards, which requires companies whose total stockholders’ equity is less than $50.0 million to maintain an average global market capitalization over a consecutive 30-day trading period of not less than $50.0 million.

Under applicable NYSE rules, we have 45 days from the receipt of the notice to demonstrate our ability to achieve compliance with the market capitalization listing standards within nine months of receipt of the notice. We intend to work with the NYSE to evaluate our options to cure the deficiency within the prescribed timeframe. If the Exchange grants us the nine-month cure period, our shares of common stock will continue to be listed on the NYSE during such time, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress. Under the applicable rules, the Exchange has the right to initiate delisting proceedings if we cannot demonstrate our ability to achieve compliance on a timely basis; the NYSE does not grant us the nine-month cure period; or the NYSE grants us the nine-month cure period but we do not make satisfactory progress to cure.

If the common stock ultimately were to be delisted for any reason, it could reduce the liquidity and market price of the common stock and negatively impact our ability to conduct equity financings and access the public capital markets.

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

3.3	By-Laws, amended and restated as of May 18, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 24, 2011).

3.3(1)	Amended and Restated Articles of Incorporation of Pulse Electronics Corporation (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 17, 2013).

10.35(2)	Amendment to the Pulse Electronics Corporation's 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(2) to our Form 8-K dated May 12, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Employment Letter, dated July 16, 2014, between Alan Benjamin and Pulse Electronics Corporation (incorporated by reference to Exhibit 99.2 to our Form 8-K dated July 16, 2014).

99.3	Separation Agreement and Release of Claims, dated July 16, 2014, between Ralph Faison and Pulse Electronics Corporation (incorporated by reference to Exhibit 99.3 to our Form 8-K dated July 16, 2014).

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended June 27, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

August 7, 2014	/s/ Michael C. Bond
(Date)	Michael C. Bond
Senior Vice President and Chief Financial Officer (Principal Financial Officer)