Form 10-Q
period 2014-09-26
PULSE ELECTRONICS CORP
filed 2014-11-10
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	The Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2014, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 10, 2014: 17,475,139

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (Unaudited)
In thousands, except share and per share data

	September 26, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$22,433	$26,902
Accounts receivable, net	61,373	62,185
Inventory, net	35,698	36,726
Prepaid expenses and other current assets	18,093	18,966
Total current assets	137,597	144,779
Long-term assets:
Property, plant and equipment	97,655	96,610
Less accumulated depreciation	72,684	68,655
Net property, plant and equipment	24,971	27,955
Deferred income taxes	4,557	4,557
Intangible assets, net	2,040	2,040
Deferred loan costs and other assets	9,753	9,503
Total assets	$178,918	$188,834
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$67,840	$70,871
Accrued expenses and other current liabilities	36,863	36,335
Current portion of long-term debt	—	22,315
Total current liabilities	104,703	129,521
Long-term liabilities:
Long-term debt	121,541	90,030
Deferred income taxes	11,786	11,786
Other long-term liabilities	12,418	11,055
Total liabilities	250,448	242,392
Commitments and contingencies ( Note 5 )
Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 shares authorized; 0 and 1,000 shares outstanding at September 26, 2014 and December 27, 2013, respectfully	—	—
Common stock, $0.125 par value, 31,000,000 shares authorized; 17,475,332 and 7,955,508 outstanding at September 26, 2014 and December 27, 2013, respectively	2,152	995
Additional paid-in capital	262,045	257,816
Accumulated deficit	(362,920)	(339,618)
Accumulated other comprehensive income	20,970	21,057
Total Pulse Electronics Corporation shareholders' deficit	(77,753)	(59,750)
Non-controlling interest	6,223	6,192
Total shareholders’ deficit	(71,530)	(53,558)
	$178,918	$188,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	$88,205	$94,840	$263,424	$267,904
Cost of sales	67,029	73,194	204,985	205,327
Gross profit	21,176	21,646	58,439	62,577

Selling, general and administrative expenses	17,434	18,453	52,404	56,710
Severance, impairment and other associated costs	1,247	2,670	3,184	2,782
CEO transition costs	4,053	—	4,053	—
Operating (loss) profit	(1,558)	523	(1,202)	3,085

Other expense:
Interest expense, net	(6,345)	(6,231)	(19,824)	(18,119)
Other (expense) income, net	(716)	57	(471)	(2,883)
Total other expense	(7,061)	(6,174)	(20,295)	(21,002)

Loss before income taxes	(8,619)	(5,651)	(21,497)	(17,917)

Income tax benefit (expense)	2,218	(1,937)	(1,774)	(2,021)

Net loss	(6,401)	(7,588)	(23,271)	(19,938)

Less: Net earnings attributable to non-controlling interest	47	44	31	39

Net loss attributable to Pulse Electronics Corporation	$(6,448)	$(7,632)	$(23,302)	$(19,977)

Basic loss per share	$(0.37)	$(0.95)	$(1.47)	$(2.49)

Diluted loss per share	$(0.37)	$(0.95)	$(1.47)	$(2.49)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
In thousands

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Comprehensive loss:
Net loss	$(6,401)	$(7,588)	$(23,271)	$(19,938)
Other comprehensive income (loss):
Currency translation adjustment	456	183	(87)	296
Total comprehensive loss	(5,945)	(7,405)	(23,358)	(19,642)

Less: Comprehensive earnings attributable to non-controlling interests	47	44	31	39
Comprehensive loss attributable to Pulse Electronics Corporation	$(5,992)	$(7,449)	$(23,389)	$(19,681)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands

	Nine Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net loss	$(23,271)	$(19,938)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,524	5,434
Stock incentive plan expense	2,234	1,396
Amortization and write-off of deferred loan costs	2,295	1,303
Amortization of debt discount	4,060	3,659
Payment-in-kind interest on debt	11,542	9,267
Change in fair value on warrant liability	—	2,878
Severance, impairment and other associated costs, net of cash payments	2,051	1,629
CEO transition costs, net of cash payments	2,660	—
Other, net	1,781	312
Changes in assets and liabilities:
Accounts receivable	523	(4,017)
Inventory	885	(303)
Prepaid expenses and other current assets	402	(222)
Accounts payable and accrued expenses	(6,869)	3,732
Net cash provided by operating activities	3,817	5,130

Cash flows from investing activities:
Capital expenditures	(2,467)	(7,829)
Cash restricted due to litigation	—	(1,550)
Proceeds from sale of assets	411	534
Net cash used in investing activities	(2,056)	(8,845)

Cash flows from financing activities:
Principal repayments of debt	(3,956)	—
Debt issuance costs	(2,455)	(1,700)
Taxes paid related to net share settlement of equity awards	(293)	—
Change in restricted cash	500	(500)
Net cash used in financing activities	(6,204)	(2,200)

Net effect of exchange rate changes on cash	(26)	20

Net decrease in cash and cash equivalents	(4,469)	(5,895)
Cash and cash equivalents at beginning of period	26,902	31,475
Cash and cash equivalents at end of period	$22,433	$25,580

Supplemental disclosures of non-cash investing and financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$634	$325
Debt issuance costs included in accounts payable and accrued liabilities	$1,362	$1,320
Conversion of senior convertible notes to common stock	$3,477	$—

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 27, 2013.  Results for the nine month period ended September 26, 2014 are not necessarily indicative of annual results.

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

(2) Inventory

Inventory consisted of the following (in thousands):

	September 26, 2014	December 27, 2013
Finished goods	$23,184	$21,573
Work in progress	4,098	3,570
Raw materials and supplies	8,416	11,583
	$35,698	$36,726

(3) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 26, 2014	December 27, 2013
Income taxes payable	$2,628	$6,493
Accrued compensation	13,798	10,003
Accrued restructuring costs (Note 9)	2,544	493
Legal reserve	5,132	5,302
Other accrued expenses	12,761	14,044
	$36,863	$36,335

(4) Income taxes

The income tax expense for the nine months ended was as follows (in thousands):

	September 26, 2014	September 27, 2013
Income tax expense	$1,774	$2,021
Effective tax rate	(8.3)%	(11.3)%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates, and could vary significantly based on the distribution of earnings. We provide a full valuation allowance against losses in the majority of jurisdictions in which we operate.  We will continue to evaluate the realizability of our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including, but not limited to, cumulative earnings in successive recent periods to overcome the negative evidence the Company has encountered with its recent history of cumulative losses.  The change in the effective tax rate for the nine months ended September 26, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by the Company's operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized. During the three months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million. The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year financial statements. There could be volatility in the quarterly effective tax rate in future quarters due to changes in the forecasted distribution of earnings and losses amongst the Company’s various tax jurisdictions.
     At September 26, 2014, we had approximately $1.9 million of unrecognized tax benefits, which is a decrease of $1.6 million from the year ended December 27, 2013.  The decrease is a result of the release of unrecognized tax benefits due to statute expiration. We expect our unrecognized tax benefits to decrease by $0.3 million within the next twelve months due to the expiration of statutes of limitation.   We recognize interest and penalties, if any, related to income tax matters as income tax expense.  As of September 26, 2014, we have approximately $0.3 million accrued for interest and penalties related to uncertain income tax positions.  The accrual balance for interest and penalties decreased by $0.1 million during the nine months ended September 26, 2014.

(5) Commitments and contingencies

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. (“Halo”) in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:07-cv-00331-PMP-PAL. The plaintiff, Halo, claims that we infringed certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages. On November 26, 2012, the jury returned a verdict ruling in favor of Halo and found that Pulse willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for approximately $2.0 million for past damages and interest and for a royalty on all future domestic sales under licenses to use these patents. In post trial briefing, the judge ruled that Pulse did not willfully infringe the patents, and set aside the jury's finding on that issue.

On May 29, 2013, the District Court entered final judgment in the case. Halo and Pulse have filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals were fully briefed and completed on May 1, 2014.  A hearing before the Federal Circuit occurred on August 4, 2014. The Federal Circuit issued an opinion on October 22, 2014 in which it upheld the judgment and findings of the District Court.  The parties may appeal the decision to the full Federal Circuit panel or, alternatively, appeal to the United States Supreme Court.  The appeal in the full Federal Circuit panel must be made by November 21, 2014, and an appeal to the Supreme Court would be required to be made by January 20, 2015 if no appeal to the Federal Circuit is made.

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

During the three months ended September 26, 2014 and September 27, 2013, we incurred $0.2 million and $0.4 million of legal expenses, respectively, related to this matter. During the nine months ended September 26, 2014 and September 27, 2013, we incurred $0.6 million and $1.0 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations, which was upheld in December 2013. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. In January 2014, we appealed the decision and requested an annulment of the penalties. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the nine months ended September 26, 2014, we recorded a decrease to the legal reserve of $0.2 million due to foreign currency revaluation.

(6) Debt

Long-term debt, net of discount, consisted of the following (in thousands):

	September 26, 2014	December 27, 2013
Term A Loan	$92,295	$83,155
Term B Loan	49,392	31,082
Senior convertible notes	—	22,315
Less: Term Loan discounts	(20,146)	(24,207)
	121,541	112,345
Less: current portion	—	(22,315)
	$121,541	$90,030

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loans is 10.0% per annum.  Interest on the term loans may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) through November 20, 2015.  Interest is due on the last business day of the calendar quarter.  During the nine months ended September 26, 2014, the principal balance on the term loans increased by $10.8 million due to PIK interest elections made on December 31, 2013, March 31, 2014 and June 30, 2014. The PIK interest election for the third quarter of 2014 was made subsequent to our fiscal quarter-end; therefore, interest accrued during the third quarter of $3.9 million was classified within other long-term liabilities at September 26, 2014 in our Unaudited Condensed Consolidated Balance Sheet.

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of September 26, 2014, we were in compliance with these financial covenants.

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

Debt Issuance and Extinguishment Costs

During the nine months ended September 26, 2014, we incurred approximately $1.5 million of debt issuance costs in connection with the issuance of the new Term B Loans, which have been capitalized as a deferred loan cost and will be amortized to interest expense over the term of the loans using the effective interest method.

As of September 26, 2014 and December 27, 2013, we have $10.8 million and $9.3 million, respectively, of unamortized deferred loan costs. The short-term portion of these unamortized deferred loan costs are classified in prepaid expenses and other current assets and the long-term portion is classified in deferred loan costs and other assets in our Unaudited Condensed Consolidated Balance Sheets.

During the nine months ended September 26, 2014, interest expense included debt extinguishment costs of $1.0 million, which included a $0.2 million write-off of unamortized debt issuance costs and $0.8 million of legal fees primarily attributed to the extinguishment of the senior convertible notes. During the nine months ended September 27, 2013, interest expense included $0.8 million of debt extinguishment costs for lender fees incurred in connection with post-closing obligations under the Oaktree credit agreement.

(7) Preferred stock

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

(8) Per share amounts

Net loss per share calculations were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net loss	$(6,401)	$(7,588)	$(23,271)	$(19,938)
Less: Net loss earnings attributable to non-controlling interest	47	44	31	39
Net loss attributable to Pulse Electronics Corporation	$(6,448)	$(7,632)	$(23,302)	$(19,977)
Basic loss per share:
Weighted average number of shares outstanding	17,528	8,007	15,840	8,016
Per share amount	$(0.37)	$(0.95)	$(1.47)	$(2.49)
Diluted loss per share:
Weighted average number of shares outstanding	17,528	8,007	15,840	8,016
Per share amount	$(0.37)	$(0.95)	$(1.47)	$(2.49)

As we had net losses in the three and nine months ended September 26, 2014 and September 27, 2013, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.3 million and 0.4 million of stock options outstanding as of September 26, 2014 and September 27, 2013, respectively, and approximately 0.6 million and 0.3 million of unvested restricted shares and restricted share units as of September 26, 2014 and September 27, 2013, respectively, that were excluded from the computation of weighted average shares outstanding.

In addition, prior to repayment of the senior convertible notes and conversion of the Series A preferred stock into common shares, the effect of these instruments was antidilutive and therefore excluded from our diluted loss per share calculation for the nine months ended September 26, 2014 and for the three and nine months ended September 27, 2013.

(9) Severance, impairment and other associated costs

The changes in the accrual related to severance, impairment and other associated costs were as follows (in thousands):

Balance accrued at December 27, 2013	$493
Net expense	3,184
Cash payments	(1,133)
Non-cash charges	—
Balance accrued at September 26, 2014	$2,544

During the nine months ended September 26, 2014 and September 27, 2013, we incurred charges of $3.2 million and $2.8 million, respectively, associated with restructuring actions and the impairment of fixed assets.

During the first nine months of 2014, the total charges of $3.2 million primarily consisted of severance costs related to various operating expense reduction programs initiated by the Company to make progress towards our targeted operating expense model. These costs included $1.2 million related to actions we initiated in the third quarter of 2014 to consolidate and relocate certain general and administrative functions to lower cost locations. We expect these actions to be completed by the first quarter of 2015. In addition, we incurred $1.7 million related to a program initiated in the second quarter of 2013 associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment and $0.2 million million of severance costs related to a program we initiated in the third quarter of 2013 to lower overhead and reorganize certain indirect labor functions in China. These programs have been substantially completed as of September 26, 2014.

During the first nine months of 2013, the total charges of $2.8 million included $1.2 million of severance costs.  The severance costs consisted of $0.7 million related to a restructuring action initiated and completed during the third quarter of 2013 to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in our Wireless segment.  Additionally, the charges included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment.  In the third quarter of 2013, we decided not to make any further investments in this project and wrote off the permanently idled equipment.

(10) Fair Value Measurements

During the nine months ended September 26, 2014, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring basis.  We categorize our financial assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following tables presents our fair value hierarchy for those assets measured at fair value on a recurring basis in our Unaudited Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 26, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$—	$—	$1.7
Total assets	$—	$—	$1.7

	Fair Value Measurements at December 27, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Long-lived assets held for sale	$—	$—	$1.9
Total assets	$—	$—	$1.9

Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value.  During the nine months ended September 26, 2014, our long-lived assets held for sale decreased by $0.2 million due to effects of changes in foreign currency and no fair value adjustments were made during the period.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Unaudited Condensed Consolidated Balance Sheets. As of September 26, 2014, the estimated fair value of our term loans was approximately $117.4 million. The fair value of the term loans was estimated using a discounted cash flow approach.  The discounted cash flow approach uses a risk-adjusted yield to present value the contractual cash flows of the term loans. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy.  These liabilities are not measured at their fair value in our Unaudited Condensed Consolidated Balance Sheets for any period presented.

(11) Business segment information

We evaluate the performance of our operating segments primarily based on net sales and operating profit (loss) excluding severance, impairment and other associated costs, CEO transition costs, legal entity restructuring costs, and legal reserve costs (“segment operating profit”). A summary of net sales and segment operating profit (loss) by reportable operating segment is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales:
Network	$39,635	$39,472	$116,734	$113,757
Power	26,657	28,116	81,230	85,255
Wireless	21,913	27,252	65,460	68,892
Total net sales	$88,205	$94,840	$263,424	$267,904

Segment operating profit (loss):
Network	$2,676	$1,726	$5,685	$3,980
Power	2,685	2,170	6,197	5,249
Wireless	(1,031)	(667)	(5,237)	(3,251)
Segment operating profit	4,330	3,229	6,645	5,978

Severance, impairment and other associated costs	1,247	2,670	3,184	2,782
CEO transition costs	4,053	—	4,053	—
Legal entity restructuring costs	577	—	577	—
Legal reserve	11	36	33	111
Operating (loss) profit	(1,558)	523	(1,202)	3,085

Interest expense, net	(6,345)	(6,231)	(19,824)	(18,119)
Other (expense) income, net	(716)	57	(471)	(2,883)

Loss before income taxes	$(8,619)	$(5,651)	$(21,497)	$(17,917)

(12) Subsequent events

On September 25, 2014, our Board of Directors decided to voluntarily delist our common stock from the New York Stock Exchange (the "NYSE") and deregister our common stock from the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and therefore, terminate our obligations to file periodic and current reports with the SEC.

On October 6, 2014, we filed a Form 25 with the Securities and Exchange Commissions ("SEC") to voluntarily delist our common stock on the NYSE. On October 16, 2014, our common stock was delisted from the NYSE and our shares began trading on the OTC Markets. The OTC Markets is an electronic network through which participating broker-dealers can make markets and enter orders to buy and sell shares of issuers. However, we cannot provide any assurance that trading in our common stock will continue on the OTC Markets or otherwise. Moreover, our common stock may become more illiquid than it was when it traded on the NYSE, which could negatively impact market prices for our stock and make it more difficult for shareholders to sell their shares.

On October 16, 2014, we filed a Form 15 with the SEC to deregister our common stock and we expect the termination of registration under the Exchange Act to become effective on the first day of fiscal 2015. Pursuant to SEC Rule 12h-3, we are required to continue to provide Exchange Act reporting for fiscal 2014, including the Form 10-K, since a registration statement was filed on Form S-8 and became effective under the Securities Act of 1933 (the "Securities Act") in 2014.

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

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 27, 2013 describes the following critical accounting policies, which are significantly impacted by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements:

•Inventory valuation;
•Revenue recognition;
•Divestiture accounting;
•Intangible assets;
•Income taxes;
•Defined benefit plans;
•Contingency accruals; and
•Severance, impairment and other associated costs.

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

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs. The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges, changes in operating strategies, and rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. There were minimum wage increases implemented in a portion of our manufacturing locations in the second quarter of 2013, with wage increases in our remaining locations taking effect in the third quarter of 2013. In 2014, there were minimum wage increases that took effect in the third quarter, with wage increases in other locations taking effect in the fourth quarter of 2014. Such wage rate increases have and will continue to have an unfavorable impact on our overall profit margin in the future.

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

Results of Operations
Three months ended September 26, 2014 compared to the three months ended September 27, 2013
The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended				Results as % of net sales
	September 26, 2014	September 27, 2013	Change $	Change %	2014	2013
Net sales	$88,205	$94,840	$(6,635)	(7.0)%	100.0%	100.0%
Cost of sales	67,029	73,194	6,165	8.4	(76.0)	(77.2)
Gross profit	21,176	21,646	(470)	(2.2)	24.0	22.8

Selling, general and administrative expenses	17,434	18,453	1,019	5.5	(19.8)	(19.5)
Severance, impairment and other associated costs	1,247	2,670	1,423	53.3	(1.4)	(2.8)
CEO transition costs	4,053	—	(4,053)	100.0	(6.0)	—
Operating (loss) profit	(1,558)	523	(2,081)	397.9	(1.8)	0.6

Interest expense, net	(6,345)	(6,231)	(114)	(1.8)	(7.2)	(6.6)
Other (expense) income, net	(716)	57	(773)	1,356.1	(0.8)	0.1

Loss before income taxes	(8,619)	(5,651)	(2,968)	(52.5)	(9.8)	(6.0)

Income tax benefit (expense)	2,218	(1,937)	4,155	214.5	2.5	(2.0)

Net loss	$(6,401)	$(7,588)	$1,187	15.6%	(7.3)%	(8.0)%

Net sales.  Net sales decreased by $6.6 million, or 7.0%, to $88.2 million compared with $94.8 million in the prior year quarter, due to weakness in specific product lines, particularly mobile handset antennas in our Wireless segment and certain automotive products in our Power segment; partially offset by slightly higher demand in our core Network and Power products and wireless infrastructure antennas in our Wireless segment.

Net sales for our three segments for the three months ended were as follows (in thousands):

	September 26, 2014	September 27, 2013
Network	$39,635	$39,472
Power	26,657	28,116
Wireless	21,913	27,252
Net sales	$88,205	$94,840

Gross profit.  Gross profit decreased by $0.5 million to $21.2 million compared to $21.6 million in the prior year quarter.  Gross profit as a percentage of net sales increased to 24.0% for the three months ended September 26, 2014 as compared to 22.8% in the prior year quarter.  The higher gross profit margin was mainly due to improved product mix and manufacturing efficiency improvement initiatives; partially offset by higher labor costs in China.

Selling, general and administrative expenses.   Total selling, general and administrative expenses decreased by $1.0 million, or 5.5%, to $17.4 million, compared to $18.5 million in the prior year quarter. The decrease was mainly due to results of actions taken related to previously announced expense reduction initiatives; partially offset by legal entity restructuring costs of $0.6 million incurred during the three months ended September 26, 2014 to streamline our structure and improve its administrative efficiency.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the three months ended, RD&E was as follows (in thousands):

	September 26, 2014	September 27, 2013
RD&E	$4,752	$5,596
Percentage of sales	5.4%	5.9%

Our RD&E spending as a percentage of sales in the three months ended September 26, 2014 decreased slightly in amount and as a percentage of sales compared to the prior year quarter primarily due to results of actions taken related to previously announced expense reduction initiatives.

Severance, impairment and other associated costs.  During the three months ended September 26, 2014, we incurred costs of $1.2 million related to actions we initiated in the third quarter of 2014 to consolidate and relocate certain general and administrative functions to lower cost locations. During the three months ended September 27, 2013, we incurred $2.7 million associated with restructuring actions and the impairment of fixed assets. The severance costs in 2013 consisted of $0.6 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in the Wireless segment.  The charges also included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment.

CEO transition costs. During the three months ended September 26, 2014, we recorded a one-time charge of $4.1 million related to the resignation in July 2014 of our former CEO, including $2.7 million of aggregate severance benefits, $1.2 million of non-cash stock compensation due to accelerated vesting of stock options and restricted stock units previously granted to him, and $0.2 million of legal and advisory costs.

Interest expense, net.   Net interest expense decreased by $0.1 million to $6.3 million compared with $6.2 million in the prior year quarter, primarily attributable to a reduction in the non-U.S. withholding taxes we incurred on behalf of our lenders with respect to the PIK interest as a result of tax status changes made by our lenders during the second quarter of 2014. These savings were partially offset by increases in our interest expense due to higher borrowing rates and debt levels, as well as an increase in our loan fee and debt discount amortization.

Other, net.  Net other expense for the three months ended September 26, 2014 and September 27, 2013 is primarily attributable to changes in the various currencies of our intercompany lending program.  During the three months ended September 26, 2014, we incurred foreign currency losses of $0.7 million compared to foreign currency gains of less than $0.1 million in the prior year, primarily due to the weakening of various foreign currencies against the U.S. dollar, resulting in unrealized losses on intercompany advances and loans held by our non-U.S. dollar-functional subsidiaries.

Income taxes.  The income tax expense for the three months ended was as follows (in thousands):

	September 26, 2014	September 27, 2013
Income tax (benefit) expense	$(2,218)	$1,937
Effective tax rate	25.7%	(34.3)%

The change in the effective tax rate for the three months ended September 26, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by our operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized.  During the three months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million. The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year financial statements.

Results of Operations

Nine months ended September 26, 2014 compared to the nine months ended September 27, 2013

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of
	Nine Months Ended				net sales
	September 26, 2014	September 27, 2013	Change $	Change %	2014	2013
Net sales	$263,424	$267,904	$(4,480)	(1.7)%	100.0%	100.0%
Cost of sales	204,985	205,327	342	0.2	(77.8)	(76.6)
Gross profit	58,439	62,577	(4,138)	(6.6)	22.2	23.4

Selling, general and administrative expenses	52,404	56,710	4,306	7.6	(19.9)	(21.2)
Severance, impairment and other associated costs	3,184	2,782	(402)	(14.5)	(1.2)	(1.0)
CEO transition costs	4,053	—	(4,053)	100.0	(2.0)	—
Operating (loss) profit	(1,202)	3,085	(4,287)	139.0	(0.5)	1.2

Interest expense, net	(19,824)	(18,119)	(1,705)	(9.4)	(7.5)	(6.8)
Other expense, net	(471)	(2,883)	2,412	(83.7)	(0.2)	(1.1)

Loss before income taxes	(21,497)	(17,917)	(3,580)	(20.0)	(8.2)	(6.7)

Income tax expense	(1,774)	(2,021)	247	12.2	(0.7)	(0.8)

Net loss	$(23,271)	$(19,938)	$(3,333)	(16.7)%	(8.8)%	(7.4)%

Net sales.  Net sales decreased by $4.5 million, or 1.7%, to $263.4 million compared with $267.9 million in the prior year period, due to weakness in specific product lines, particularly mobile handset antennas in our Wireless segment and certain automotive products in our Power segment; partially offset by broadly increased industry demand in our Network segment.

Net sales for our three segments for the nine months ended were as follows (in thousands):

	September 26, 2014	September 27, 2013
Network	$116,734	$113,757
Power	81,230	85,255
Wireless	65,460	68,892
Net sales	$263,424	$267,904

Gross profit.  Gross profit decreased by $4.1 million to $58.4 million compared to $62.6 million in the prior year quarter.  Gross profit as a percentage of net sales decreased to 22.2% for the nine months ended September 26, 2014 as compared to 23.4% in the prior year period.  The lower gross profit margin was mainly due to lower pricing for our Wireless products and higher production costs, particularly labor costs in China.

Selling, general and administrative expenses.   Total selling, general and administrative expenses decreased by $4.3 million, or 7.6%, to $52.4 million, compared to $56.7 million in the prior year period, mainly due to results of actions taken related to previously announced expense reduction initiatives.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the nine months ended, RD&E was as follows (in thousands):

	September 26, 2014	September 27, 2013
RD&E	$15,053	$16,878
Percentage of sales	5.7%	6.3%

Our RD&E spending as a percentage of sales in the nine months ended September 26, 2014 decreased slightly in amount and as a percentage of sales compared to the prior year quarter primarily due to results of actions taken related to previously announced expense reduction initiatives.

Severance, impairment and other associated costs. During the first nine months of 2014, the total charges of $3.2 million primarily consisted of severance costs related to various operating expense reduction programs initiated by the Company to make progress towards our targeted operating expense model. These costs included $1.2 million related to actions we initiated in the third quarter of 2014 to consolidate and relocate certain general and administrative functions to lower cost locations. In addition, we incurred $1.7 million related to a program initiated in the second quarter of 2013 associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment and $0.2 million million of severance costs related to a program we initiated in the third quarter of 2013 to lower overhead and reorganize certain indirect labor functions in China. During the nine months ended September 27, 2013, we incurred $2.8 million associated with restructuring actions and the impairment of fixed assets. These charges included $1.2 million of severance costs. The severance costs consisted of $0.7 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in the Wireless Division.  Additionally, the charges included the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network Division.

CEO transition costs. During the nine months ended September 26, 2014, we recorded a one-time charge of $4.1 million related to the resignation in July 2014 of our former CEO, including $2.7 million of aggregate severance benefits, $1.2 million of non-cash stock compensation due to accelerated vesting of stock options and restricted stock units previously granted to him, and $0.2 million of legal and advisory costs.

Interest expense, net.   Net interest expense increased by $1.7 million to $19.8 million compared with $18.1 million in the prior year period, mainly due to higher borrowing rates and debt levels, as well as an increase in our loan fee and debt discount amortization expense.  These increases were partially offset by a reduction in non-U.S. withholding taxes we incurred on behalf of our lenders with respect to the PIK interest as a result of tax status changes made by our lenders in the second quarter of 2014.

Other, net.   During the nine months ended September 26, 2014, we incurred $0.5 million of other expense, net, primarily related to changes in varying currencies of our intercompany lending program.  During the nine months ended September 27, 2013, we incurred $2.9 million of other expense, net, which consisted of a $2.9 million loss for the change in fair value on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, as well as foreign currency losses related to changes in the varying currencies of our intercompany lending program of $0.2 million; partially offset by a $0.2 million gain on the sale of assets related to two manufacturing plants in China.

Income taxes.  The income tax expense for the nine months ended was as follows (in thousands):

	September 26, 2014	September 27, 2013
Income tax expense	$1,774	$2,021
Effective tax rate	(8.3)%	(11.3)%

The change in the effective tax rate for the nine months ended September 26, 2014 versus the prior year comparative period was primarily due to the change in the distribution of where income was earned by our operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized.  During the nine months ended September 27, 2013, we also recorded an out-of-period adjustment to decrease income tax expense by $0.8 million. The adjustment relates to our income tax provision for the year ended December 28, 2012, and was determined to be immaterial to the prior year financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company had $22.4 million of cash and cash equivalents at September 26, 2014 compared with $26.9 million at December 27, 2013. The decrease in cash mainly reflects $4.0 million of debt repayments, including the payment of cash consideration for the convertible bond exchange transactions of $2.4 million in February 2014 and repayment of the remaining senior convertible notes of $1.6 million in May 2014, refinancing transaction fees and expenses of $2.5 million, and capital expenditures of $2.5 million, partially offset by $3.8 million provided by operating activities.

If earnings from non-U.S. operations were repatriated from our non-U.S. subsidiaries, it may require the payment of additional taxes. At September 26, 2014, a majority-owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $13.1 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income and withholding taxes and distributions to minority shareholders. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences. Management does not believe such restrictions will limit the Company’s ability to pursue its intended business strategy. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash on-hand may be used in the next twelve months to further these objectives and improve the operating efficiency of the Company.

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

We believe that we will generate sufficient financing from operations together with cash on-hand to meet funding requirements for the next twelve months. We continue to focus on cost reduction measures in an effort to generate additional cash flows. In the second quarter of 2013, we initiated a program to reduce operating expenses by approximately $9.0 million on an annualized basis, which we substantially completed in the second quarter of 2014. In the third quarter of 2014, we initiated further actions to reduce operating expenses including consolidation and relocation of certain general and administrative functions to lower cost locations and in October 2014, we initiated a workforce reduction in our Wireless segment. We expect these additional actions initiated in 2014 will reduce operating expenses by approximately $2.8 million on an annualized basis.

In addition, we believe our decision in the third quarter of 2014 to delist our common stock from the NYSE and deregister our common stock with the SEC plus other initiatives to reduce our structural complexity will result in significant savings to the Company and improve the focus on operational decision making.

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

Cash Flow from Operating Activities

Net cash provided by operating activities was $3.8 million for the nine months ended September 26, 2014 compared to net cash provided by operating activities of $5.1 million for the nine months ended September 27, 2013.  The decrease in cash provided by operating activities was mainly due to decreases in our working capital, primarily due to lower accounts payable and accrued expenses compared to the prior year; partially offset by lower interest payments.

Cash Flow from Investing Activities

Net cash used in investing activities was $2.1 million for the nine months ended September 26, 2014, consisting of $2.5 million of capital expenditures, partially offset by $0.4 million of proceeds received for the sale of a trademark.

Net cash used in investing activities was $8.8 million for the nine months ended September 27, 2013, primarily consisting of capital expenditures of $7.8 million, as well as an increase in restricted cash of $1.6 million due to the payment of a bond in relation to the appeal filed in the Halo matter, partially offset by $0.5 million of proceeds received for the sale of equipment.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 26, 2014 was $6.2 million, mainly consisting of $2.4 million paid to our senior convertible note holders as part of the exchange transaction, payments of debt issuance costs of $2.5 million, $1.6 million of payments made to settle the remaining senior convertible notes, and used $0.3 million to remit taxes withheld as part of the net share settlement of restricted stock vesting. These payments were partially offset by a decrease in restricted cash of $0.5 million related to the release of cash held in escrow in connection with our completion of post-closing obligations under the Oaktree credit agreement.

Net cash used in financing activities during the nine months ended September 27, 2013 was $2.2 million, consisting of cash used in the payment of debt issuance costs of $1.7 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Financing Transactions

As of September 26, 2014, we had $141.7 million of outstanding principal on our term loans ($121.5 million, net of discount). On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million of cash in exchange for approximately $20.7 million of the outstanding senior convertible notes.  The Term B Loans are identical to the Term B Loan issued to Oaktree in November 2012.

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

During the nine months ended September 26, 2014, the principal balance on the term loans increased by $10.8 million due to PIK interest elections made on December 31, 2013, March 31, 2014, and June 30, 2014.  Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of our lenders.  In the first quarter of 2014, we incurred approximately $0.6 million of foreign withholding taxes on interest accrued on the term loans.  In the second quarter of 2014, the majority of our lenders made tax status changes that reduced the foreign withholding taxes incurred on the term loans.  For the quarter ended September 26, 2014, we incurred less than $0.1 million in foreign withholding taxes, and expect to incur a similar amount of costs in future periods.

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

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter.  As of September 26, 2014, we were in compliance with these financial covenants.

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

Certain Other Matters Relating to Liquidity

On September 25, 2014, our Board of Directors decided to voluntarily delist our common stock from the NYSE and deregister our common stock from the reporting requirements of the Exchange Act, and therefore, terminate our obligations to file periodic and current reports with the SEC. We have submitted written notice to the NYSE of its decision to voluntarily delist our common stock and to terminate the registration of our common stock under the Exchange Act.

On October 6, 2014, we filed a Form 25 with the SEC to voluntarily delist our common stock on the NYSE. On October 16, 2014, our common stock was delisted from the NYSE and our shares began trading on the OTC Markets. The OTC Markets is an electronic network through which participating broker-dealers can make markets and enter orders to buy and sell shares of issuers. However, we cannot provide any assurance that trading in our common stock will continue on the OTC Markets or otherwise. Moreover, our common stock may become more illiquid than it was when it traded on the NYSE, which could negatively impact market prices for our stock and make it more difficult for shareholders to sell their shares.

On October 16, 2014, we filed a Form 15 with the SEC to deregister our common stock and expects the termination of registration under the Exchange Act to become effective on the first day of fiscal 2015. Pursuant to SEC Rule 12h-3, we are required to continue to provide Exchange Act reporting for fiscal 2014, including the Form 10-K, since a registration statement was filed on Form S-8 and became effective under the Securities Act in 2014.

We are a party to various legal proceedings, claims and assessments that arise in the ordinary course of business, and may continue to incur significant costs in defending or settling legal matters.  The total amount and timing of the expected future payments related to these matters cannot be estimated due to the uncertainty of the duration of the legal proceedings and the ultimate scope of other claims.  However, an unfavorable outcome in a single matter or in multiple legal matters during the same reporting period could have a material adverse effect on our consolidated financial position, results from operations and cash flows. Refer to Note 5, Commitments and contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

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

During the nine months ended September 26, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2013, except for contractual severance payments we will make to certain senior executives, including our former CEO, that terminated their employment with the Company in 2014, as follows: $0.3 million in 2014, $2.4 million in 2015 and $0.7 million in 2016.

Our retained earnings are free from legal or contractual restrictions as of September 26, 2014, with the exception of approximately $27.5 million of subsidiary retained earings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $27.5 million includes approximately $3.5 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of September 26, 2014.  Based upon that evaluation, the interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, as specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Refer to Note 5, Commitments and contingencies, to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of certain legal proceedings.

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

Our common stock is now quoted on the OTC Pink tier. Quotation of our common stock on the OTC Pink tier may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.
Currently, our common stock is quoted under the symbol “PULS” on the OTC Pink tier operated by OTC Market Group, a centralized electronic quotation service for over-the-counter securities. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on a national securities exchange such as the NYSE, which would likely have a material adverse effect on the liquidity of our common stock. There may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

We intend to deregister our common stock under the Securities Exchange Act of 1934. Deregistration may negatively affect the liquidity and trading prices of our common stock and result in less disclosure about us.
Given the significant cost and resource demands of being a public company, we have decided to deregister our common stock under the Exchange Act and “go dark.” By going dark, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease. We have been unable to obtain no-action relief from the SEC to allow us to deregister our common stock under Section 15(d) of the Exchange Act and end our reporting obligations thereunder prior to the end of the 2014 fiscal year. As a result, we are not be eligible to suspend our periodic reporting obligations until after the end of the year and we will be required to continuing filing periodic reports with the SEC through 2014 as well as our Annual Report on Form 10-K for 2014. Thus, we will incur additional costs associated with the preparation and filing of these reports.
Once we become eligible to deregister, we will file a Form 15 with the SEC and our obligation to file periodic reports will cease. There may be a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the OTC Pink tier. In addition, the market’s interpretation of our motivation for going dark could vary from cost savings, to negative changes in our prospects, to serving insider interests, amongst others, all of which may affect the overall price and liquidity of our common stock and our ability to sign contracts with new clients or to raise capital on terms acceptable to us or at all. In addition, companies with common stock quoted on the OTC Pink tier are not required to meet the reporting requirements set forth under the Exchange Act. There can be no assurances that we will provide limited financial information to allow for public trading of our common stock on the OTC Pink tier or that market makers will continue to make a market in our common stock. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

Item 6. Exhibits

(a)	Exhibits

The Exhibit Index is on page 27.

Exhibit Index

3.1	Articles of Incorporation, amended and restated as of May 18, 2011 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated May 24, 2011).

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

101.1
The following financial statements from the Pulse Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed  Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and the (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pulse Electronics Corporation
(Registrant)

November 10, 2014	/s/ Michael C. Bond
(Date)	Michael C. Bond
Senior Vice President and Chief Financial Officer (Principal Financial Officer)