Form 10-K
period 2014-12-26
PULSE ELECTRONICS CORP
filed 2015-03-20
CIK 96763

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2014

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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.125 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
(as defined in Rule 12b-2 of the Act).   Large accelerated filer  ☐   Accelerated filer   ☐   Non-accelerated filer   ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 27, 2014, is $13,515,067 computed by reference to the closing price on the New York Stock Exchange on such date.

Number of shares outstanding
Title of each class	March 20, 2015
Common stock, par value $0.125 per share	17,549,295

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

General

We were incorporated in Pennsylvania on April 10, 1947 and are headquartered in San Diego, California.  Our mailing address is 12220 World Trade Drive, San Diego, CA 92128-3797, and our telephone number is 858-674-8100.  Our website is www.pulseelectronics.com. Information contained on our website is not incorporated into this Annual Report. On October 16, 2014, we voluntarily delisted our common stock from the New York Stock Exchange. Our common stock currently trades on the on the Over-the-Counter (“OTC”) markets under the symbol "PULS".

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

Definitive Merger Agreement with Oaktree Capital Management, L.P.

On February 28, 2015, we entered into an Investment Agreement and Agreement and Plan of Merger (the “Merger Agreement”) with OCM PE Holdings, L.P., a Delaware limited partnership (“Parent”), and OCM PE Merger Sub, Inc., a Pennsylvania corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent and affiliates of investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) currently own approximately 68.8% of the outstanding shares of common stock, par value $0.125 per share, of the Company (“Common Stock”).

The Merger Agreement provides for the following transactions: (i) the extension of a loan (the “Loan”) by Parent or its affiliates to the Company or one or more of its subsidiaries in the amount of $8.5 million within 30 days of the date of the Merger Agreement, subject to the execution of mutually acceptable definitive loan, guarantee or collateral documentation and the satisfaction of certain other specified conditions precedent; (ii) at the closing, the contribution by Parent of $17.0 million in cash less the principal amount of the Loan, if any, to the Company, and the conversion of any such Loan, in exchange for such number of shares of Common Stock as shall be determined by dividing the aggregate investment amount of $17.0 million (together with accrued interest, dividends or other amounts accrued thereon) by $1.50, with the result that Parent and affiliates of investment funds managed by Oaktree will own in excess of 80% of the outstanding shares of Common Stock (collectively, the “Investment”); and (iii) following the consummation of the Investment, the short-form merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in accordance with Section 1924(b)(1)(ii) and Section 1924(b)(3) of the Pennsylvania Business Corporation Law of 1988, as amended (“PBCL”).

Upon the consummation of the Merger, each outstanding share of Common Stock (other than shares held by Parent, Oaktree or their affiliates and shares as to which the holder has properly exercised statutory dissenters rights under the PBCL)

will be canceled and converted into the right to receive cash in an amount equal to $1.50 per share, without interest. Following the Merger, the Company will terminate its reporting obligations to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Common Stock will no longer be publicly traded on the over-the-counter markets.

Upon the recommendation of a special committee of independent directors, the Merger Agreement and the transactions contemplated thereby have been unanimously approved by the Board of Directors of the Company other than Kaj Vazales, the director designated to the Board of Directors by Oaktree, who abstained from such decision. The Investment and the Merger are subject to customary closing conditions, and there can be no assurance that the transactions will close on the terms described herein, or at all. The Merger Agreement also contains certain termination rights for both Parent and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to reimburse Parent for its reasonable expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby.

The description of the terms of the Merger Agreement contained in this Form 10-K does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K on March 2, 2014.

Segment Overview

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

Network generated $152.6 million, or 44.4% of our revenues, for the year ended December 26, 2014 and $150.6 million, or 42.3% of our revenues, for the year ended December 27, 2013.

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

Power generated $105.9 million, or 30.8% of our revenues, for the year ended December 26, 2014 and $111.5 million, or 31.4% of our revenues, for the year ended December 27, 2013.

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

Wireless generated $85.0 million, or 24.8% of our revenues, for the year ended December 26, 2014 and $93.6 million, or 26.3% of our revenues, for the year ended December 27, 2013.

Products

The following table contains a list of some of the key products of our segments:

Primary Products	Function	Application

Network
Discrete filter or choke	Separate high and low frequency signals, share incoming and outgoing signals to match industry templates	Network switches, routers, hubs and personal computers Phone, fax and alarm systems used with digital subscriber lines or DSL
Filtered connectors, which combines a filter with a connector and stand alone connector products	Remove interference, or noise, from circuitry and connects electronic equipment	Local area networks, or LANs, and wide area networks, or WANs, equipment for personal computers and video game consoles
Inductor/chip inductor	Regulate and control electrical energy in a communication circuit	AC/DC & DC/DC power supplies Mobile phones and portable devices
Balun	Connect lines that are balanced to lines that are unbalanced	Cable television and other networks carrying high frequency signals
Transformer	Transfer electrical energy from one circuit to another and provide an impedance match between circuits	Electronic devices that are connected by a wire including PCs, laptops, game boxes, network switches, telephone equipment and DSL routers.
Splitter and diplexer	Split communication signals for further processing	Wide Area and telephone networks and cable television systems

Power
Power transformer	Modify circuit voltage	AC/DC & DC/DC power supplies or, generally, anything that plugs in for power
Signal transformer	Limit distortion of signals as they pass from one medium to another	Analog circuitry, military/aerospace navigation and weapons guidance systems
Automotive ignition coils	Provide power for automotive ignition	Ignition systems for automotive gasoline engines
Other automotive coils	Provide power for a variety of automotive electronic functions. Create or control mechanical movement.	Automotive management systems such as safety, communication, navigation, fuel efficiency and emissions control
Inductor/chip inductor	Regulate and control electrical energy under conditions of varying loads	Point of load conversion for power on various electronic devices, including servers, switches, computers, game boxes and telephone network equipment
Current and voltage sensors	Sense the presence of, amount of or phase of current or voltage	Inverters, smart meters, charging stations, electric grid control, flight power generation, motor control and industrial control

Wireless
Integrated antennas and integrated antenna modules	Capture and transmit voice, data and telemetry signals for mobile devices	Mobile phones, notebooks, tablets, laptops and wearable electronics such as smart watches
Mobile and portable antennas	Capture and transmit wireless signals, including Bluetooth, GPS, WiFi, RFID, NFC, VHF/UHF, 2G, 3G, and 4G	Global positioning systems, automotive antennas, wireless handsets/readers, femtocells, small cells, smart metering, and machine-to-machine communication
Mounts and cables	Mounting antennas onto mobile or stationary locations	Police cars, fire trucks, delivery vehicles, trains, base stations, masts, meters, indoor and outdoor building wireless infrastructure

Sales, Customers and Distribution

Each of our segments sells products predominantly through our worldwide direct sales forces. Given the highly technical nature of our customers’ needs, our direct salespeople typically team up with members of our engineering staff to discuss a sale with a customer’s purchasing and engineering personnel.  During the sales process, there is close interaction between our engineers and those in our customers’ organizations.  This interaction extends throughout a product’s life cycle, engendering strong customer relationships.  Also, we believe that our coordinated sales effort provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.  As of December 26, 2014, we had approximately 53 salespeople in seven sales offices worldwide.

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

For the years ended December 26, 2014 and December 27, 2013, one individual customer in our Network segment accounted for 12.7% and 10.8% of our consolidated net sales, respectively.  In addition, one customer in our Network segment, when aggregated with their CEM suppliers, represents more than 10% of our consolidated net sales. Sales to our 10 largest customers accounted for 54.1% of net sales for the year ended December 26, 2014 and 49.9% of net sales for the year ended December 27, 2013.

A large percentage of our net sales are made outside of the United States.  For the years ended December 26, 2014 and December 27, 2013, 87.2% and 86.9% of our net sales were outside of the United States, respectively.

Manufacturing

We have developed custom manufacturing processes intended to maximize production efficiency without sacrificing the quality of our products.  Specifically, Network’s manufacturing of magnetic components, connectors, chokes and filters is labor intensive and can be highly variable.  Our model enables flexibility of production to contain costs during slower periods, which reflects the often unpredictable nature of market demand for our product lines. As the cost of labor increases, we are making investments in automation for this product line. However, our model may also prevent us from increasing production capacity over periods of intense demand in tight labor markets.  Conversely, the manufacturing of our antennas and automotive products of our Wireless and Power segments is highly mechanized or, in some cases, automated, which causes costs and profitability related to these products to be sensitive to the volume of production.  Our products are primarily manufactured in our four manufacturing facilities in China. All of our sites are certified to the ISO9000 series of quality standards to bring the highest possible level of compliance to international standards.

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

Research, development and engineering expenditures for the years ended December 26, 2014 and December 27, 2013, were $19.6 million and $22.2 million, respectively.

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

Employees

As of December 26, 2014, we had approximately 9,400 full-time employees compared to approximately 10,000 at December 27, 2013.  We utilize temporary staff to supplement our labor capacity, and we have excluded temporary staff from our full-time employment figures.   Approximately 200 full-time employees were located in the United States, approximately100 were located in Europe, and approximately 9,100 were located in China.  None of our employees were covered by collective-bargaining agreements during the year ended December 26, 2014.  Also, we did not experience any major work stoppages during 2014, and we consider relationships with our employees to be in good standing.

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

Backlog

Our backlog of unfilled orders at December 26, 2014 and December 27, 2013 was approximately $53.3 million and $40.8 million, respectively.   Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be canceled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will typically be filled within six months.  We do not believe that our backlog is an accurate indicator of near-term business activity because of variability in lead times, capacity, and demand uncertainty on the part of our customers, and, also, the increased use of vendor managed inventory and similar consignment type arrangements, tend to limit the significance of our backlog.

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

Quotation of our common stock on the OTC Pink tier may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital. In October 2014, we voluntarily delisted our common stock from the New York Stock Exchange. Currently, our common stock is quoted under the symbol “PULS” on the OTC Pink tier operated by OTC Market Group, a centralized electronic quotation service for over-the-counter securities. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on a national securities exchange such as the NYSE, which would likely have a material adverse effect on the liquidity of our common stock. There may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

If our merger with OCM PE Merger Sub, Inc. (the "Merger Sub") does not close, our operations after any termination of the Investment Agreement and Agreement and Plan of Merger (the "Merger Agreement") may suffer from the effects of business uncertainties resulting from the failure to close the proposed merger and costs associated with the proposed merger. The failure of the proposed merger to close would also likely have an adverse effect on the market price of our common stock.

On February 28, 2015, we entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, and we will become a wholly-owned subsidiary of OCM PE Holdings, L.P., a Delaware limited partnership (“OCM PE Holdings”), and each of our shares of common stock issued and outstanding immediately prior to the effective time of the merger (other than shares of common stock owned by OCM PE Holdings and its affiliates and shares as to which the holder has properly asserted statutory dissenters rights under the PBCL) will be converted into the right to receive $1.50 in cash without interest, and cease to exist as of the effective time of the merger.

If the Merger Agreement is terminated or is materially delayed for any reason, the market price of our common stock may be adversely effected. We cannot provide any assurance that the transaction will be completed, that there will not be a delay in the completion of the transaction, or that all or any of the anticipated benefits of the transaction will be obtained. The termination or material delay may impair our ability to attract, retain, and motivate key personnel, including our executive leadership, and could cause customers, suppliers, financial counterparties, and others to seek to change existing business relationships with us. In addition, the market price of our common stock could decline.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger. Many of the fees and costs will be payable by us even if the merger is not completed.

Our debt levels could adversely affect our financial position, our liquidity and the perception of our financial condition in the financial markets.

We have a significant amount of indebtedness. As of February 2015, we had aggregate indebtedness, excluding debt discounts, of approximately $149.9 million with interest rates on our Term A and B Loans of 12.0% and 10.0%, respectively. Our high level of debt could have important consequences, including:

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

Covenants with our lenders require compliance with specific financial ratios that may make it difficult for us to obtain additional financing on acceptable terms for future acquisitions or other corporate needs.  In the fourth quarter of 2012, we did not meet certain of these financial covenants.  Oaktree Capital Management L.P. and affiliates (collectively, “Oaktree”) agreed to forbear from taking any action, including acceleration of payment of the term loans, if we fail to satisfy these covenants in the fourth quarter of 2012 and in 2013 in a forbearance and commitment letter dated March 11, 2013.  Oaktree agreed to a forbearance with respect to the Secured Leverage Ratio, calculated as the ratio of consolidated secured debt, which includes the Oaktree term loans, and our rolling four quarters’ EBITDA, the Total Net Debt Leverage Ratio, calculated as the ratio of (a) the sum of consolidated debt, which includes the Oaktree term loans and senior convertible notes, less unrestricted cash (as defined) and (b) our rolling four quarters’ EBITDA, and our Minimum Liquidity covenant (requiring unrestricted cash to equal at all times $10.0 million or more).  On February 21, 2014, we entered into an amendment to the credit agreement, which provides some relief from our financial covenants with respect to the Secured Leverage Ratio, Total Net Debt Leverage Ratio and Minimum Liquidity covenants.  Furthermore, for periods after December 27, 2013, the amended credit agreement will relieve us from having to comply with the covenant that previously required us not to permit the Total Net Debt Leverage Ratio to exceed certain specified ratios. In connection with the execution of the Merger Agreement, we obtained the written consent (the “Consent”) of the required lenders (“Lenders”) under the credit agreement agreeing to the transactions described and contemplated in the Merger Agreement. In addition, pursuant to the Consent, the Lenders also agreed to waive our compliance with the Secured Leverage Ratio covenant of the credit agreement with respect to the 2015 test period end dates.

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

Oaktree is our primary creditor and beneficially owns a majority of our common stock. Oaktree may have interests that diverge from our interests and the interests of other security holders. In addition, so long as Oaktree maintains ownership at specified thresholds, it has the right to nominate a majority of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted by contract from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders that would have a material adverse effect on our Company. Oaktree’s ownership and control may also have the effect of delaying or preventing a change of control, impeding a merger, consolidation, takeover or other business combination with an acquirer other than Oaktree or discourage a potential acquirer from making a tender offer. Oaktree’s ownership and control may also limit our ability to issue stock, incur further debt, or dispose of any material assets of the Company or its subsidiaries.

Oaktree and affiliates can exercise significant control over the Company.

Oaktree beneficially owns a majority equity position in us.  As a result, as long as Oaktree maintains ownership at specified thresholds, it has the right to nominate a majority of our board of directors, and therefore, has the ability to exert actual control over our management policies and affairs, the outcome of matters submitted to our stockholders, including amendments to the our organizational documents, any proposed merger or other business combination, our financing, consolidation or sale of all or substantially all of our assets and other corporate transactions.  In addition, Oaktree is entitled to certain information rights and a right to participate in future offerings of our equity securities. This concentration of ownership may also delay or prevent a change of control, impede a merger, consolidation, takeover or other business combination with an acquirer other than Oaktree or discourage a potential acquirer from making a tender offer. Oaktree’s ownership and control may also limit our ability to issue stock, incur further debt, or dispose of any material assets of the Company or its subsidiaries. On February 28, 2015, we entered into the Merger Agreement, pursuant to which, upon the terms and conditions thereof, an affiliate of Oaktree, the Merger Sub, will be merged with and into us, and as a result, we will be a wholly-owned subsidiary of OCM PE Holdings, L.P.

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

We have very little visibility into our customers’ future purchasing patterns and are highly dependent on customer forecasts.  However, these forecasts are non-binding and can often significantly change.  Given the fluctuation in growth rates and the occasional cyclically of demand for our products, as well as our reliance on our customers’ forecasts, it is difficult to accurately manage our production schedule, equipment and personnel needs, as well as our raw material and working capital requirements.

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

Our operating results may be adversely affected by regulations relating to the sourcing of certain raw materials.

The products we manufacture utilize materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries.

We are in the process of determining the country of origin of certain metals that we purchase from our suppliers, as required by the Dodd-Frank Act. Under regulations promulgated pursuant to that Act, we will be required to submit a report regarding our usage of conflict minerals in 2015.  The supply chain due diligence and verification of sources is complex and requires substantial effort to arrive at a substantive conclusion. We are in the process of aggregating and assessing preliminary responses from our vendors. We may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities or at competitive prices to meet customer demand.

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

At December 26, 2014, the Company’s majority owned foreign subsidiary located in Taiwan and its subsidiaries held approximately $13.0 million of our total consolidated cash and cash equivalents. Permanent access to funds from this subsidiary could be in the form of a dividend to its shareholders, which could result in income withholding taxes and distributions to minority shareholders.  During fiscal 2012, this majority owned subsidiary declared a dividend of approximately $7.0 million, which was paid in November 2012.  Distributions to minority shareholders, withholding and other taxes reduced the net proceeds of the dividend to the Company to approximately $4.8 million.  Access to this subsidiary's cash in the future could be subject to similar offsets.

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
We believe that the following factors, among others, may have had and may continue to have a significant negative impact on the market price and volatility of our common stock:

•	the amount, terms, and timing of our debt obligations;

•	developments regarding our ability to raise additional capital;

•	soft market demand conditions in certain primary markets;

•	economic and other external factors;

•	actual or anticipated period-to-period fluctuations in our financial results;

•	variations in our operating performance and the performance of our competitors;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	strategic decisions by us or our competitors, such as acquisitions, divestures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest; and natural disasters and other calamities.

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

Also, from time to time, we may receive claims asserting that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in May 2013, a Federal Court entered a judgment in favor of Halo Electronics, Inc. in its patent infringement suit against us. Both parties have appealed the decision, but in October 2014, the Court of Appeals ruled to keep the district court's judgment intact. Halo has further appealed the judgment and petitioned the Federal Circuit for rehearing en banc of several issues and Pulse has petitioned for rehearing of several issues it raised in the appeal. The Court also permitted two amicus filers to submit briefings in support of Halo's petition for rehearing. The Court has not yet ruled on any of the petitions for rehearing. The Court imposed a permanent injunction halting the U.S. sale of certain surface mount transformers; however, the Court subsequently issued an emergency stay suspending the injunction through October 15, 2013. Although we do not believe the injunction will have a material adverse impact on our relationship with customers and the sales of our products, particularly in light of the stay and the fact that we have developed new products that we believe will not be determined to infringe third party rights, there can be no assurance that such products will be qualified by, and acceptable to, our customers or that such replacements will not infringe the patents or other proprietary rights of third parties.

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

During the year ended December 26, 2014 our corporate headquarters was located in San Diego, California, where we own approximately 50,000 square feet of office space. We operated six manufacturing plants in the U.S. and PRC as of December 26, 2014.  We seek to maintain facilities in those regions where we market and sell our products in order to maintain a local presence with our customers.

The following is a list of the principal manufacturing locations as of December 26, 2014:

Location	Approx. Square Ft.	Owned/Leased	Approx. Percentage Used For Manufacturing
Dongguan, PRC	50,000	Leased	100%
Mianyang, PRC	385,000	Leased	100%
Suzhou, PRC	122,000	Leased	100%
Suining, PRC	136,000	Leased	100%
Vancouver, Washington	30,000	Leased	60%
Bristol, Pennsylvania	20,000	Leased	60%
Total	743,000

In addition to these manufacturing locations, we have 135,000 square feet of space used for engineering, sales and administrative support functions at various locations in the U.S. and globally. We lease approximately 208,000 square feet of space for dormitories, canteens and other employee-related facilities in the PRC.

Item 3	Legal Proceedings

On March 18, 2015, Matthew Odinotski and John Solak, or the Plaintiffs, individually and on behalf of all other similarly situated stockholders, filed a putative class action and derivative complaint in the Superior Court of the State of California, County of San Diego, against us, our directors, Oaktree Capital Management, L.P., OCM PE Holdings, L.P., and OCM PE Merger Sub, Inc. (the "Defendants"). The complaint asserts claims for breach of fiduciary duties.  The Plaintiffs seek unspecified compensatory damages, costs and expenses, including attorneys' and experts' fees, and injunctive relief.  We cannot, at this stage, quantify the potential impact of these claims or our defense of the case, if any, on our future consolidated financial position or results of operations.

Further information called for by this Item is incorporated herein by reference to Note 10, Commitments and contingencies, to the accompanying Consolidated Financial Statements.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On October 16, 2014, we voluntarily delisted our common stock from the New York Stock Exchange. Currently, our common stock is quoted under the symbol “PULS” on the OTC Pink tier operated by OTC Market Group, a centralized electronic quotation service for over-the-counter securities.  The following table sets forth the high and low closing sales prices in each quarter of the last two years. All share prices have been adjusted to reflect the 1-for-10 reverse stock split effected in May 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 High	$4.45	$3.93	$3.10	$1.56
2014 Low	$2.86	$2.56	$1.50	$0.80

2013 High	$4.80	$4.00	$6.05	$4.08
2013 Low	$2.80	$2.62	$2.60	$2.73

Holders

As of February 2015, there were approximately 684 registered holders of our common stock, which has a par value of $0.125 per share.

Dividends

No cash dividends were declared or paid during the fiscal years ended December 26, 2014 and December 27, 2013. The payment of cash dividends is prohibited by the terms of our credit agreements, and accordingly, we do not plan on paying dividends for the foreseeable future.

Equity Compensation Plan Information

Information as of December 26, 2014 concerning plans under which our equity securities are authorized for issuance is as follows:

Plan Category	Number of shares to be issued upon exercise of outstanding options, grant of restricted shares or other incentive shares	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	886,000 (1)	$18.87	424,199 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	886,000 (1)	$18.87	424,199 (2)
______________________

(1)	As of February 28, 2015, such number of shares to be issued upon exercise of outstanding options, grant of restricted shares or other incentive shares is 604,178.

(2)	As of February 28, 2015, such number of securities remaining available for issuance under equity compensation plans is 507,665.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cost Reduction Programs. We continue to simplify our operations to optimally match our capacity to the current and anticipated revenues and unit demand of each of our operating segments.  Specific actions to simplify our operations will dictate the future expenses associated with our cost reduction programs. Actions taken over the past several years, such as divestitures, plant closures, plant relocations, and reduction in personnel, have resulted in the elimination of a variety of future costs. The majority of these costs, not related to the impairment of long-lived assets, represent the annual salaries and benefits of terminated employees, including both those related to manufacturing and those that provided selling, general and administrative services. Also, we have experienced depreciation savings from disposed equipment and reductions in rental expense from the termination of lease agreements.  Historically, we have also reduced labor and overhead costs as a result of relocating factories with higher wage rates, such as those in southern China, to lower-cost areas in the central regions of China. The savings created by these cost reduction programs impact cost of goods sold and selling, general and administrative expenses, but the timing of such savings may not be apparent due to other performance factors such as unanticipated changes in demand, changes in unit selling prices, operational challenges, changes in operating strategies, and rising labor costs.  Wage rates in China, which are mandated by the government, have been steadily increasing. There were minimum wage increases implemented in 2013 and 2014. We anticipate similar government mandated minimum wage increases in 2015. Such wage rate increases have and will continue to have an unfavorable impact on our overall profit margin in the future.

International Operations. At December 26, 2014, we had manufacturing operations in the U.S. and China.  However, nearly all of our products are manufactured in China and sold to customers in China and other countries outside of the U.S.  Our net sales are denominated primarily in U.S. dollars, euros and Chinese renminbi.  Changing exchange rates often impact our financial results and our period-over-period comparisons.  This is particularly true of movements in the U.S. dollar’s exchange rate with the Chinese renminbi and the euro, and each of these and other foreign currencies relative to each other.  Sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower net sales and net earnings upon translation for our U.S. dollar denominated Consolidated Financial Statements.  Also, net earnings may be affected by the mix of sales and expenses by currency within each of our segments. Foreign currency gains or losses may be incurred when non-functional currency denominated transactions are remeasured to an operation’s functional currency for financial reporting purposes. An increase in the percentage of our transactions denominated in non-U.S. currencies may result in increased foreign exchange exposure on our Consolidated Statements of Operations. In addition, we may also experience a positive or negative translation adjustment to equity because our investments in non-U.S. dollar-functional subsidiaries may translate to more or less U.S. dollars in our Consolidated Financial Statements.

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

Inventories. We carry our inventories at lower of cost or market.  Inventory provisions are created to write down excess and obsolete inventory to market value.  The establishment of inventory provisions requires judgments and estimates, primarily related to the expected demand for our inventory.  We estimate the expected demand for our inventory on hand using historical demand trends and forecasted demand.  Our forecasted demand is based upon customer orders, market conditions, and other factors.  While the expected demand may change over time and may cause final amounts to differ materially from original estimates, we do not believe that a reasonable change in these assumptions would result in a material impact to our Consolidated Financial Statements.   In addition, inventory purchases are made based upon customer orders and the trend of product sales over recent historical periods.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, then we may be required to write down our inventory, which would cause a negative impact to gross margin.  However, if we were subsequently able to sell or use a significant portion of inventory that was previously written down, our gross margin could be positively affected.

Revenue Recognition. We recognize revenue on product sales in the period when the sales process is complete.  This generally occurs when persuasive evidence of an agreement exists, such as a sales contract or purchase order, title and risk of loss have been transferred, the sales price is fixed or determinable and collectability is reasonably assured.  Title and risk of loss pass at the time of shipment for the majority of our sales. We are not subject to any material customer acceptance provisions.

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

Intangible Assets. We test our indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  We measure the fair value of indefinite-lived intangible assets, which consists of two trade names in our Wireless and Network segments, using the relief from royalty method.  This method assumes that the trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The determination of the fair value of the trade names requires us to make significant estimates and assumptions using Level 3 inputs, including the future revenue for the related trade names, the appropriate royalty rate, and the weighted average cost of capital. However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statements.

In fiscal 2013, we recorded an impairment charge of approximately $0.6 million related to two trade names in our Wireless and Network segments.  Of the $0.6 million impairment charge, $0.4 million resulted from a significant decline in product revenues related to the Network trade name primarily due to customer losses in the fourth quarter of 2013, and $0.2 million resulted from a decline in forecasted product revenues related to the Wireless trade name due to a change in our plans with respect to branding certain new products to be sold in the future.

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

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also take into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset. As of December 26, 2014, we could not sustain a conclusion that it was more likely than not that we would realize our deferred tax assets in the US and certain other locations resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

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

We have not generally provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings, which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations, and thus are permanently reinvested outside of the U.S. The majority of our cash requirements are generated by our non-U.S. subsidiaries, as our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S.  In addition, we expect to use a significant portion of the cash to service debt outside of the U.S.  We continue to maintain our permanent reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S. As of December 26, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $14.7 million. We have not, nor do we anticipate the need to repatriate these funds to the U.S.  However, if funds are repatriated, we would need to accrue and pay taxes on such amounts.

Defined Benefit Plans. We maintain defined benefit pension plans for certain U.S. and non-U.S. employees.  The benefits under our domestic defined benefit plan were frozen as of December 31, 2010.  The costs and obligations of our defined benefit plans are dependent on actuarial assumptions. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, interest crediting rates, and mortality rates. The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments.  For our pension obligations in the United States, a yield curve constructed from a portfolio of high quality corporate debt securities with varying maturities is used to discount expected benefit payments to their present value.  This generates our discount rate assumption for our domestic pension plan.  For our non-U.S. plans, we use the market rates for high- quality corporate bonds to derive our discount rate assumption.  The expected return on plan assets represents a forward projection of the average rate of earnings expected from our invested pension assets.  We have estimated this rate based on historical returns of similarly diversified portfolios.  Changes in these assumptions could result in different expense and liability amounts, as well as a change in future contributions to the plans.  However, we do not believe that a range of reasonable changes to these assumptions would result in a material impact to our Consolidated Financial Statements.

Contingency Accruals. During the normal course of business, a variety of issues arise which may result in litigation, environmental compliance and other contingent obligations.  In developing our contingency accruals, we consider both the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We record contingency accruals when a liability is probable and the amount of exposure can be reasonably estimated.  We periodically evaluate available information to assess whether contingency accruals should be adjusted, which includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims.  The reserves may change in the future due to new developments impacting the probability of a loss, the estimate of such loss, and the probability of recovery of such loss from third parties. Litigation costs we incur in connection with a contingency are expensed as incurred.

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

The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.

New Accounting Pronouncements

Refer to Note 1, Summary of significant accounting policies, to the accompanying Consolidated Financial Statements for our discussion of new accounting pronouncements.

Results of Operations

Year ended December 26, 2014 compared to the year ended December 27, 2013

The following table below shows our results of operations and sets forth the components of net income as a percentage of net sales for the periods indicated (in thousands):

					Results as % of net sales
	2014	2013	Change $	Change %	2014	2013
Net sales	$343,534	$355,676	$(12,142)	(3.4)%	100.0%	100.0%
Cost of sales	266,623	274,009	7,386	2.7	(77.6)	(77.0)
Gross profit	76,911	81,667	(4,756)	(5.8)	22.4	23.0
Selling, general and administrative expenses	68,806	74,041	5,235	7.1	(20.0)	(20.8)
Severance, impairment and other associated costs	3,937	3,342	(595)	(17.8)	(1.1)	(0.9)
CEO transition costs	4,128	—	(4,128)	(100.0)	(1.2)	—
Operating profit	40	4,284	(4,244)	(99.1)	0.0	1.2
Interest expense, net	(26,317)	(24,492)	(1,825)	7.5	(7.7)	(6.9)
Other expense, net	(1,829)	(2,432)	603	(24.8)	(0.5)	(0.7)
Loss before income taxes	(28,106)	(22,640)	(5,466)	24.1	(8.2)	(6.4)
Income tax expense	(4,752)	(4,383)	(369)	8.4	(1.4)	(1.2)
Net loss	$(32,858)	$(27,023)	$(5,835)	21.6%	(9.6)%	(7.6)%

Net sales.  Net sales for the year ended December 26, 2014 decreased by $12.1 million, or 3.4%, to $343.5 million compared with $355.7 million in the prior-year period, due to weakness in specific product lines, particularly mobile handset antennas in our Wireless segment and certain automotive products in our Power segment, while demand for our core Network and Power products and wireless infrastructure antennas in our Wireless segment was largely flat compared to prior year.

Net sales for our three segments for the years ended December 26, 2014 and December 27, 2013 were as follows (in millions):

	2014	2013
Network	$152.6	$150.6
Power	105.9	111.5
Wireless	85.0	93.6
Net sales	$343.5	$355.7

Gross profit. Gross profit for the year ended December 26, 2014 decreased by $4.8 million to $76.9 million compared to $81.7 million in the prior-year period.  Gross profit as a percentage of net sales decreased to 22.4% for the year ended December 26, 2014 as compared to 23.0% for the prior-year period. The lower gross profit margin was mainly due to lower pricing for our Wireless products and higher production costs, particularly labor costs in China.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $5.2 million, or 7.1%, to $68.8 million in the year ended December 26, 2014 compared with $74.0 million in the prior year, mainly due to results of actions taken related to previously announced expense reduction initiatives.

Research, development and engineering expenses (“RD&E”) are included in selling, general and administrative expenses.  For the years ended December 26, 2014 and December 27, 2013, respectively, RD&E was as follows (in thousands):

	2014	2013
RD&E	$19,609	$22,238
Percentage of sales	5.7%	6.3%

Our RD&E spending as a percentage of sales in the year ended December 26, 2014 decreased slightly as a percentage of sales compared to the prior year primarily due to decreases in spending in our Wireless segment.

Severance, impairment and other associated costs.  During fiscal 2014, the total charges of $3.9 million primarily consisted of severance costs related to various operating expense reduction programs initiated by the Company to make progress towards our targeted operating expense model. These costs included $1.4 million related to actions we initiated in the third quarter of 2014 to consolidate and relocate certain general and administrative functions to lower cost locations, as well as $0.6 million of severance costs related to the shut-down of our Korean engineering facility announced during the fourth quarter of 2014. In addition, we incurred $1.7 million related to a program initiated in the second quarter of 2013 associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment and $0.2 million of severance costs related to a program we initiated in the third quarter of 2013 to lower overhead and reorganize certain indirect labor functions in China.

During fiscal 2013, the total charges of $3.3 million included $1.1 million of severance costs, which consisted of $0.6 million related to a restructuring action initiated and completed during the third quarter to lower overhead costs and reorganize certain indirect labor functions in China and $0.5 million related to the program we announced in the second quarter of 2013 to reduce operating expenses, including costs associated with centralization of certain administrative departments and reductions in our engineering resources in our Wireless segment. Additionally, we recorded total impairment charges of $2.2 million, including the impairment of $1.6 million of fixed assets that were acquired and developed in connection with a project in our Network segment that we decided to abandon in the third quarter of 2013, as well as $0.6 million related to two trade names in our Wireless and Network segments in the fourth quarter of 2013. Refer to Note 5, Intangible assets, net, for further details.

CEO transition costs.   During fiscal 2014, we recorded a one-time charge of CEO transition costs of $4.1 million related to the resignation in July 2014 of our former CEO, including $2.7 million of aggregate severance benefits, $1.2 million of non-cash stock compensation due to accelerated vesting of stock options and restricted stock units previously granted to him, and $0.2 million of legal and recruitment costs.

Interest expense, net.   Net interest expense increased by $1.8 million to $26.3 million compared with $24.5 million in the prior year, mainly from a $1.8 million increase as a result of higher borrowing rates and debt levels and a $1.6 million increase due to higher loan fee and debt discount amortization expense.  These increases were partially offset by a reduction of $1.4 million in non-U.S. withholding taxes we incurred on behalf of our lenders with respect to the PIK interest as a result of tax status changes made by our lenders in the second quarter of 2014, as well as a reduction of $0.2 million of debt extinguishment costs.

Other expense, net.  During fiscal 2014, we incurred $1.8 million of other expense, net, primarily related to changes in varying currencies of our intercompany lending program, mainly due to the weakening of various foreign currencies against the U.S. dollar resulting in unrealized losses on intercompany advances and loans held by our non-U.S. dollar-functional subsidiaries. During fiscal 2013, we incurred $2.4 million of other expense, net, which consisted of a $2.9 million loss for the change in fair value on the warrant liability we issued to Oaktree in connection with the Oaktree recapitalization, foreign currency losses related to changes in the various currencies of our intercompany lending program of $0.3 million; partially offset by a $0.7 million gain on the sale of assets related to two manufacturing plants in China and a trade name.

Income taxes.  The effective tax rate for the year ended December 26, 2014 was a tax expense of 16.9% compared to 19.4% for the year ended December 27, 2013. The change in the effective tax rate for fiscal 2014 versus the prior year was primarily due to the change in the distribution of where income was earned by our operating entities, as well as the greater allocation of losses to jurisdictions for which no income tax benefit can be recognized.  During the three months ended December 26, 2014, we also recorded an out-of-period adjustment to decrease income tax expense by $0.9 million. The adjustment relates to our income tax provisions for previous years, and was determined to be immaterial to the prior years and current year financial statements.

 Liquidity and Capital Resources

The Company had $21.0 million of cash and cash equivalents at December 26, 2014 compared with $26.9 million at December 27, 2013. The decrease in cash mainly reflects $4.0 million of debt repayments, including the payment of cash consideration for the convertible bond exchange transactions of $2.4 million in February 2014 and repayment of the remaining senior convertible notes of $1.6 million in May 2014, refinancing transaction fees and expenses of $3.1 million and capital expenditures of $4.5 million, partially offset by $5.1 million provided by operating activities.

A significant portion of our cash and cash equivalents is held outside the U.S., including approximately $13.0 million of cash held at December 26, 2014 in our majority-owned foreign subsidiary located in Taiwan. Ability to access these funds could be subject to significant withholding taxes, distributions to minority shareholders, and could be subject to delays from lengthy regulatory and statutory approvals if repatriated. In connection with the on-going simplification and restructuring efforts of the Company, significant amounts of non-U.S. cash may be used in the next twelve months to further these objectives requiring us to pay additional taxes as a result, which could have a material effect on our financial position.

In October 2014, a Special Committee of independent directors was formed by the Board to evaluate alternatives to address the company’s ongoing liquidity and capital needs. On February 28, 2015, acting on the recommendation of the Special Committee and a thorough review and evaluation of a number of financing alternatives, we entered into a definitive agreement with Oaktree, under which Oaktree will invest in the Company and subsequently acquire 100% of our outstanding shares. Subject to the terms of the merger agreement, Oaktree will provide (i) within 30 days, $8.5 million of new loans to the Company (or one or more of its subsidiaries), which will be converted to our common stock at the closing of the transactions, and (ii) at the closing of the transactions, an additional amount of cash equal to $17.0 million less the principal amount of such loans, in exchange for our common stock. Upon closing of the transactions, Oaktree will own over 80% of the outstanding shares of our common stock and will cause a wholly owned subsidiary of Oaktree to be merged with and into Pulse in accordance with the applicable provisions of Pennsylvania’s short-form merger statute, with Pulse surviving as a wholly owned subsidiary of Oaktree.

We believe the merger transaction will strengthen our ability to execute on our strategic initiatives by enabling critical investments to further enhance our application-specific products and manufacturing base, as well as optimizing our corporate structure. In addition, we believe the termination of our reporting obligations as a public company will result in significant savings to the Company and improve focus of our operational decision making.

We believe that we will generate sufficient cash flows together with cash on-hand to meet future cash requirements over the next twelve months, including payments of operating expenses, capital expenditure needs, interest payments subsequent to the PIK election expiration in November 2015, tax payments, payments in connection with the Company’s restructuring programs, including severance payments we will make to certain former senior executives, and costs related to litigation.

There can be no assurance that plans to improve financial position and operating performance will be successful. If we are unable to complete the merger transaction with Oaktree and/or generate additional cash flows through our cost reduction initiatives, our business prospects, financial condition and results of operations will likely be materially and adversely affected.

Cash Flow from Operating Activities

Net cash provided by operating activities was $5.1 million for the year ended December 26, 2014, as compared to $7.8 million for the comparable prior-year period, a decrease of $2.7 million.  The decrease in cash provided by operating activities was due to decreases in net working capital, mainly due to a decline in sales compared to prior year, as well as higher income tax payments; partially offset by lower interest payments on debt compared to the prior-year period.

Cash Flow from Investing Activities

Net cash used in investing activities was $4.0 million for the year ended December 26, 2014, primarily consisting of $4.5 million of capital expenditures, offset by $0.5 million of proceeds received for the sale of equipment.

Net cash used in investing activities was $9.7 million for the year ended December 27, 2013, primarily consisting of $8.7 million of capital expenditures, as well as an increase in restricted cash of $1.6 million due to the payment of a bond in relation to the appeal filed in the Halo matter, partially offset by $0.6 million of proceeds received for the sale of equipment.

Capital expenditures in both periods include the continuing implementation of our ERP system, initiatives to drive higher levels of automation throughout our manufacturing operations, as well as investments in programs which we believe are essential to our future growth, primarily related to our Wireless segment.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 26, 2014 was $6.9 million, consisting of principal repayments of debt of $4.0 million, cash used in the payment of debt issuance costs of $3.1 million, taxes paid related to net share settlement of equity awards of $0.3 million, partially offset by a decrease in restricted cash of $0.5 million for the release of amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Net cash used in financing activities during the year ended December 27, 2013 was $2.7 million, consisting of cash used in the payment of debt issuance costs of $2.2 million, as well an increase in restricted cash of $0.5 million related to amounts held in escrow in connection with certain post-closing obligations under the Oaktree credit agreement.

Financing Transactions

As of December 26, 2014, we had $145.8 million of outstanding principal on our term loans ($127.0 million, net of discount). On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million of cash in exchange for approximately $20.7 million of the $22.3 million of outstanding senior convertible notes.  The new Term B Loans have the same terms as the Term B Loan issued to Oaktree in November 2012.

On May 1, 2014, we repaid the $1.6 million of outstanding principal on our remaining senior convertible notes.  The repayment was triggered by a "change in control" due to conversion of the Series A preferred stock and the resulting issuance of 8.2 million shares of common stock to Oaktree. Oaktree beneficially owns a majority of the outstanding shares of our common stock.

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

During the year ended December 26, 2014, the principal balance on the term loans increased by $14.9 million due to PIK interest elections made during the fiscal year. Additionally, under the credit agreement, we are required to pay non-U.S. withholding tax with respect to the accrued interest on behalf of our lenders.  In the first quarter of 2014, we incurred approximately $0.6 million of foreign withholding taxes on interest accrued on the term loans.  In the second quarter of 2014, the majority of our lenders made tax status changes that reduced the foreign withholding taxes incurred on the term loans.  For the quarter ended December 26, 2014, we incurred less than $0.1 million in foreign withholding taxes, and expect to incur a similar amount of costs in future periods.

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

Debt covenants

On February 21, 2014, we amended the credit agreement including modifications to the financial covenants.  The amendment also extended the waiver of any default with respect the judgments (described in Note 10 to the accompanying Consolidated Financial Statements) in the Halo Electronics case and the Turkish legal matter through the maturity date of our term loans subject to the continued satisfaction of certain specified conditions.  In consideration for the February 2014 amendment to the credit agreement, we paid Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which was added to its principal of the outstanding Term A Loan and Term B Loan on a pro rata basis.

Pursuant to the February 2014 amendment to the credit agreement, we are now no longer subject to the minimum liquidity and the total net debt leverage ratio covenants through the maturity date.  In addition, the secured leverage ratio covenants were modified.  The secured leverage ratio is calculated as the ratio of consolidated secured debt, which includes the term loans, and our rolling four quarters' EBITDA (as defined in the credit agreement).

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

In connection with the execution of the Merger Agreement, we obtained the written consent (the “Consent”) of the required lenders (“Lenders”) under the credit agreement. Pursuant to the Consent, the Lenders agreed to waive our compliance with the secured leverage ratio requirements with respect to the 2015 test period end dates.

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter. As of December 26, 2014, we were in compliance with these financial covenants.

Stock issuances

In conjunction with the Exchange Transaction, we amended the Investment Agreement in February 2014 such that the 1,000 shares of Series A preferred stock held by Oaktree would convert into shares of common stock at such time that we acquired and canceled at least 90% of the $22.3 million of our outstanding senior convertible notes. In accordance with the Investment Agreement, as amended, the Series A preferred stock was converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014. Upon conversion of the Series A Preferred Stock, Oaktree beneficially owns approximately 68.7% of the outstanding common stock (not including shares of common stock and common stock equivalents acquired by Oaktree prior to the transaction contemplated by the Investment Agreement that closed in November 2012). Refer to Note 7, Preferred Stock, to the accompanying Consolidated Financial Statements.

As described above, on February 28, 2015, we entered into the Merger Agreement, which provides for, among other things, the contribution by Oaktree of $17.0 million in cash less the principal amount of the Loan, if any, to us, and the conversion of any such Loan, in exchange for such number of shares of our common stock as shall be determined by dividing the aggregate investment amount of $17.0 million (together with accrued interest, dividends or other amounts accrued thereon) by $1.50, with the result that Oaktree will own in excess of 80.0% of the outstanding shares of our common stock; and following the consummation of the Investment.

Certain other matters relating to liquidity

On October 16, 2014, we voluntarily delisted our common stock from the NYSE and our shares began trading on the OTC Markets. The OTC Markets is an electronic network through which participating broker-dealers can make markets and enter orders to buy and sell shares of issuers. However, we cannot provide any assurance that trading in our common stock will continue on the OTC Markets or otherwise. Moreover, our common stock may become more illiquid than it was when it traded on the NYSE, which could negatively impact market prices for our stock and make it more difficult for shareholders to sell their shares. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

On February 20, 2015, Alan H. Benjamin resigned from his role as Chief Operating Officer. In connection with the termination of his employment and separation agreement, Mr. Benjamin is entitled to payment of his base salary through the end of February 2015, a one-time payment of $0.1 million on May 1, 2015, an additional severance of $1.4 million payable over a six month period, a pro rata adjusted 2015 performance bonus payable at the same time that annual bonuses are paid to other executives of the Company (and in no event later than March 15th, 2016), and the continuation of certain group health plan benefits for up to 24 months.

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

Our retained earnings are free from legal or contractual restrictions as of December 26, 2014, with the exception of approximately $31.9 million of subsidiary retained earnings primarily in China that are restricted in accordance with Section 58 of the PRC Foreign Investment Enterprises Law.  The $31.9 million includes approximately $3.7 million of retained earnings of a majority-owned subsidiary.  The amount restricted in accordance with the PRC Foreign Investment Enterprise Law is applicable to all foreign investment enterprises doing business in China.  The restriction applies to 10% of our net earnings in China, limited to 50% of the total capital invested.

Contractual Obligations

Future payments related to contractual obligations were as follows (in thousands):

	Amounts expected to be paid by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Term A Loan (1)	$109,061	$—	$109,061	$—	$—
Term B Loan (1)	56,647	—	56,647	—	—
Interest on long-term debt	37,881	—	37,881	—	—
Former senior executive severance payments (2)	4,586	3,886	700	—	—
Operating leases	8,272	3,769	3,062	1,236	205
Total	$216,447	$7,655	$207,351	$1,236	$205
______________________

(1)
The Term A and Term B loans permit us to pay interest in kind through November 2015, in lieu of cash payment, such that amounts due for interest are added to the outstanding balance of the facility.  This table assumes that interest on these loans will be paid in kind through November 2015.

(2)	Includes contractual severance payments we will make to certain senior executives, including our former Chief Operating Officer, who terminated his employment with the Company on February 20, 2015.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of December 26, 2014, we had unrecognized tax benefits of approximately $2.4 million.

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

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a	Controls and Procedures

Based on their evaluation as of December 26, 2014, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting are processes designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 26, 2014, our internal control over financial reporting is effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Part III

Item 10    Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth information about our executive officers and directors as of March 1, 2015.  Our executive officers are appointed to their offices annually.

Name	Age	Position
Mark Twaalfhoven	54	Chief Executive Officer and Director
Michael C. Bond	58	Senior Vice President and Chief Financial Officer
Steven G. Crane	58	Director
David W. Heinzmann	51	Director
John E. Major	69	Chairman of the Board of Directors
Gary E. Sutton	72	Director
Robert E. Switz	68	Director
Kaj Vazales	36	Director

There are no family relationships between any officers or directors. Pursuant to the investment agreement we entered into with Oaktree in 2012, Oaktree has a contractual right to nominate no less than a majority of the directors to serve on our Board for so long as they own at least a majority of the shares of our Common Stock they received as part of our recapitalization transaction and the conversion of our Series A preferred stock.  Oaktree suggested each of David W. Heinzmann and Robert E. Switz to our Board’s Governance Committee as a director candidate for our 2014 annual meeting of stockholders.  Both of these candidates were vetted by our Board’s Governance Committee and found to be independent and fit for service on our Board.

Background and Qualifications of Directors and Executive Officers

Mark Twaalfhoven is Pulse’s Chief Executive Officer and director. From July 2009 to November 2014, Mr. Twaalfhoven served as President of Valuec BV, a Netherlands and Hong Kong-based investment firm where he had responsibility for investing in and advising international technology companies. Prior to his role at Valuec, Mr. Twaalfhoven served from June 2005 to June 2009 as President and CEO of Teleplan International, a global business with almost 5,800 employees providing total lifecycle care solutions for the computer, communications and consumer industries. From October 1996 to June 2005 Mr. Twaalfhoven was with Amphenol Corporation as Sr. Vice President.

Michael C. Bond has served as Senior Vice President and Chief Financial Officer since November 2013. Mr. Bond was Vice President and Treasurer of Pulse from August 2013 to November 2013 and was Treasurer from October 1, 2012 to August 2013. From September 2011 to October 2012, Mr. Bond was a consultant for Pulse. Prior to joining Pulse, Mr. Bond was Senior Consultant and Principal at Clear Strategic Solutions, Inc., Head of Corporate Development and Mergers and Acquisitions at Lucent Technologies, Avaya Inc. and at AT&T. Prior to that, Mr. Bond has also held the positions of Senior Auditor at Deloitte, and Corporate Controller and VP of Finance at Brookwood Companies, Inc. and at Bellweather, Inc. He holds a Bachelor of Science degree in Accounting from Lynchburg College.

Steven G. Crane has served as a director of our company since May 2011.  From 2007 to 2014, he was the Chief Financial Officer of ModusLink Global Solutions, Inc., a NASDAQ company providing customized supply chain management services to the world’s leading high technology companies. From 1999 to 2007, he was with Interactive Data Corporation, most recently as subsidiary President, FT Interactive Data from 2006 to 2007 and, prior to that, as its Chief Financial Officer responsible for all aspects of the company’s financial functions from 1999 to 2006.  He holds a Masters of International Management degree from the Thunderbird Graduate School of International Management and a B.S. in mechanical engineering from Tulane University.

As the former Chief Financial Officer of ModusLink, Mr. Crane has the experience of leading the financial management of a global public company, and he understands the challenges of managing complex global organizations. Having been president of a company, he also brings leadership and operational expertise to our Board.  Mr. Crane is valuable to our Board due to his depth of financial experience and leadership background.

David W. Heinzmann is the Chief Operating Officer of Littelfuse, Inc., a leading circuit protection company. From September 2007 to January 2014, Mr. Heinzmann served as Vice President, Global Operations of Littelfuse. From 2004 to 2007, Mr. Heinzmann served as Vice President and General Manager, Automotive Business Unit of Littelfuse, and from 2000 to2003, he served as Director of Global Operations for the electronics Business Unit of Littelfuse. From 1985 to 200, Mr. Heinzmann held various positions at Littelfuse, including as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager.
As the Chief Operating Officer of Littelfuse, Mr. Heinzmann has the experience of leading the operations of a global public company, and he understands the challenges of managing complex global organizations. Having been chief operating officer of a company, he also brings leadership and operational expertise to our Board.

John E. Major has served as director of our company since May 2013 and as chairman of the board since July 2014. He is the President of MTSG, a strategic consulting and investment company. Previously, Mr. Major was Chairman and Chief Executive Officer of Novatel Wireless, Inc., a wireless data access solutions company. Mr. Major led Novatel’s successful IPO in November 2000. He has also served in executive level positions at Qualcomm, including President of its Wireless Infrastructure Division. Prior to that, Mr. Major held various positions at Motorola, Inc., including Senior Vice President and Chief Technology Officer. Mr. Major currently serves as a director of the board of Broadcom Corporation, Littelfuse, Inc., Lennox International, Inc. and ORBCOMM Inc. Mr. Major received a B.S. in mechanical and aerospace engineering from the University of Rochester, an M.S. in mechanical engineering from the University of Illinois, an M.B.A. from Northwestern University and a J.D. from Loyola University.

Mr. Major brings to the Board his invaluable experience in a range of areas, including his senior management leadership at both large and startup technology companies, as well as his drive for innovation, as evidenced by his achievements at Novatel Wireless, Qualcomm and Motorola. Mr. Major also brings considerable directorial, financial and governance experience to the Board, currently serving on the boards of directors and several board committees of Littelfuse, Inc., Lennox International, Inc., Broadcom Corporation and ORBCOMM Inc.

Gary E. Sutton has served as director of our company since May 2013. He is the Chairman of the Board and Chief Executive Officer of SSI, Inc.  He is currently a director of Social Fabric. He was a director of Lightsource Renewables, LLC until its acquisition in 2014 and a director of Websense Inc., a NASDAQ company, until its acquisition in 2013.  Mr. Sutton also served as a director and interim Chief Executive Officer of IQinVision, Inc.  Mr. Sutton retired in August 2000 from Skydesk, Inc., a provider of online data protection services, after serving as its President, Chief Executive Officer and Chairman since January 1996. From 1990 to 1995, Mr. Sutton was Chairman of Knight Protective Industries, a security systems provider. Mr. Sutton was also a co-founder of Teledesic, Inc., a low-earth orbit telecommunications service. He holds a B.S. from Iowa State University.

Mr. Sutton’s status as a nationally recognized author and top-rated speaker regarding organizational strategies will provide the Board with continuing insight into the best operational and management practices of publicly traded companies. Also, Mr. Sutton is an active investor in start-up enterprises which will provide the Board perspective on emerging areas in the technology industry.  In addition to his extensive experience as an executive and director of technology and electronics companies, Mr. Sutton was also a leading columnist for Directors and Boards magazine for six years.

Robert E. Switz served as president and chief executive officer of ADC Telecommunications Inc., a supplier of broadband network equipment and software, from August 2003 until its acquisition by Tyco Electronics Corp. (now TE Connectivity Ltd.) in December 2010. From 1994 until August 2003, he served in various senior management positions at ADC, including chief financial officer, executive vice president and senior vice president. Mr. Switz was appointed a director of ADC in August 2003 and was appointed chairman of the board in June 2008. Throughout his ADC career, he held leadership responsibilities for numerous functions including strategic planning, business development, corporate technology, marketing communications, sales operations and information systems. Prior to ADC, Mr. Switz was employed by Burr-Brown Corp., a manufacturer of precision microelectronics, most recently as vice president, CFO and director, ventures and systems business. Mr. Switz received recognition as a finalist in American Business Awards for Best Executive in 2004 through 2008 and Best Turnaround Executive in 2005 through 2008. In 1999, he was a recipient of the CFO Excellence award from CFO magazine. He currently serves on the boards of directors of Broadcom Corporation, Cyan, Inc., GT Advanced Technologies, Inc. and Micron Technology, Inc., where he serves as chairman of the board. Mr. Switz received a B.S. in Business Administration from Quinnipiac University and an M.B.A. from the University of Bridgeport.

Mr. Switz’s extensive operations, finance and international experience provide him with a keen understanding of our operations and make him a valuable contributor to the Board. Having served as President and Chief Executive Officer of ADC Telecommunications, Inc., Mr. Switz offers a wealth of management experience and business understanding and front-line exposure to many of the issues facing public companies. Mr. Switz also brings considerable directorial and governance experience to the Board through his past service on the board of directors of ADC Telecommunications, Inc., and his current service on the boards of directors of Broadcom Corporation, GT Advanced Technologies, Inc., Micron Technology, Inc., where he serves as Chairman of the Board, and Cyan, Inc.

Kaj Vazales has served as a director of Pulse since February 2014. Mr. Vazales is currently a Senior Vice President for Oaktree Capital Management, L.P., a global asset management firm, where he has worked since 2007. Prior to joining Oaktree, Mr. Vazales served for two years as an Analyst in the Financial Restructuring Group at Houlihan Lokey Howard & Zukin.

Mr. Vazales brings to the Board his extensive business and investment experience.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who beneficially own more than 10 percent of our shares outstanding, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent holders must furnish us with copies of all forms that they file.

Based on a review of the copies of these forms that have been provided to us, or written representation that no forms were required, we believe that there were no late filings in 2014.

CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Business Conduct

Our Corporate Governance Guidelines and our Code of Business Conduct are available on our website at www.pulseelectronics.com.  They are also available in print to any stockholder who requests them. Although we are currently not listed on the NYSE, our Code of Business Conduct is intended to be a code of business conduct and ethics for directors, officers and employees, within the meaning of the NYSE listing standards and SEC rules.

Governance Committee

The Governance Committee

•	develops, with the Board, the annual Board objectives and ensures that each Board committee has annual objectives;

•	conducts an annual review, with full Board input, of performance against the Board objectives and ensures that each Board committee reports its performance to the Board;

•	conducts the director self evaluation process;

•
identifies and recommends to the Board qualified individuals to serve as directors.  The Governance Committee has the authority to engage, as needed, search firms and to approve fees and terms as appropriate;

•	recommends nominees to the stockholders, consistent with our bylaws, for election as directors;

•	recommends an appropriate on-boarding process for new directors and recommends appropriate opportunities for director continuing education;

•	periodically reviews, with the Chairman, the meeting frequency, structure and membership of the Board and Board committees;

•	facilitates full Board involvement in Chief Executive Officer and key executive succession plans by developing and managing the process;

•	considers and reports to the Board on emerging and relevant issues and trends in corporate governance and makes recommendations as appropriate; and

•	periodically reviews, with the Chairman, our governance guidelines and policies to ensure they meet our needs and are compliant with all material regulations.

During 2014, the Governance Committee held three meetings.

The Governance Committee selects nominees to the Board whom it believes have skills, background and experience that can be of assistance to management in guiding our business.  The committee believes that members of the Board should have experience sets and skills largely complementary to one another.  In filling Board openings, the committee has sometimes engaged an independent search firm to assist in identifying candidates with the requisite skills required of a Board member in general as well as any specific skills believed to be required of an individual given our strategic plans.  While we do not have a written policy for Board membership, our Board seeks directors who represent a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions.  The Governance Committee considers, among other factors, diversity with respect to viewpoint, skills, experience and community involvement in its evaluation of candidates for Board membership.  These considerations are discussed by the Governance Committee in connection with the general qualifications of each potential nominee.

The committee, together with the Board, is responsible for evaluating overall Board performance.  The Board typically conducts an annual formal evaluation of its performance and goals attainment. The Governance Committee determines the process for this evaluation.

The committee will consider nominees recommended by a stockholder, but always reserves the right not to accept nominations that do not represent the best interests of stockholders.  A stockholder may nominate individuals to serve as directors at the annual meeting by complying with the advance notice provisions in our Amended and Restated Bylaws.

Audit Committee

The Audit Committee

•
reviews the financial reporting process to ensure the integrity of our consolidated financial statements, including, without limitation, review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission;

•	evaluates the independent registered public accountant’s qualifications and independence;

•	evaluates the performance of our internal audit function and independent registered public accountants;

•	assesses the processes relating to the determination and mitigation of risks and the maintenance of an effective control environment; and

•	reviews the processes to monitor compliance with laws and regulations and our Code of Business Conduct.
The committee has separate regularly scheduled executive sessions with our independent registered public accountants, senior management and Internal Auditor.  During 2014, the Audit Committee held eight meetings.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board, including the impact of risk on our financial position and the adequacy of our risk-related internal controls.  The Audit Committee receives regular reports from management regarding our assessment of risks.  The Audit Committee reports to the full Board, which also considers our risk profile.  The full Board focuses on the most significant risks facing us and our risk management strategies for these issues.  The Board endeavors to match these identified risks to the overall level of risk management, which the Board deems appropriate from time to time. While the Board oversees our risk management strategies, company management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company.

Our Board has determined that each of Mr. Crane and Mr. Switz qualifies as audit committee financial experts and meets the criteria set forth in Item 407(d)(5)(ii) of Regulation S-K and are independent, as defined by the NYSE listing standards. This conclusion is based upon his background and experience.  Mr. Crane and Mr. Switz have been Chief Financial Officer of a global public company. Each maintains a broad and deep current working knowledge of the application of current accounting literature and practices in a business of the type and complexity of that of our company.

Item 11	Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to, or earned by, each of the named executive officers ("NEOs") for the years ended December 26, 2014 and December 27, 2013.  The employment agreements we have with our NEOs are discussed in further detail under the heading "Executive Employment Arrangements."

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Mark Twaalfhoven, President and Chief Executive Officer	2014	17,307	—	—	—	—	17.307
	2013	—	—	—	—	—	—
Alan H. Benjamin, Former Interim Chief Executive Officer and Senior Vice President and Chief Operating Officer (5)	2014	439,618(1)	131,147	—	—	3,031	573,796
	2013	320,707(1)	80,058	80,062	68,333	16,197	565,357
Michael C. Bond, Senior Vice President, Chief Financial Officer	2014	284,847	125,306	—	25,795	4,933	440,881
	2013	—	—	—	—	—	—
Ralph E. Faison, Former President and Chief Executive Officer	2014	355,748(1)	567,513	—	—	2,630,320	3,553,581
	2013	585,000(1)	346,442	346,442	246,415	18,294	1,542,593
John R. D. Dickson, Former Senior Vice President, Chief Information Officer and HR	2014	96,070	—	—	47,387	528,296	671,753
	2013	224,998	55,518	55,522	47,387	10,361	393,786
John Houston, Former Senior Vice President, Sales	2014	57,547	—	—	47,107	516,515	621,169
______________________

(1)
The 2013 and 2014 salaries of each of our executive officers reflect a 10% reduction from the base salary agreed upon in their individual employment arrangements (except for Mr. Twaalfhoven). This reduction in base salary was taken voluntarily by each of our executive officers effective July 1, 2011.

(2)
The grant date fair value of all stock awards has been calculated in accordance with applicable financial accounting standards. Except as otherwise indicated, these amounts reflect the fair market value (closing price of our shares of Common Stock as listed ) of the shares of Common Stock granted to our NEOs.

With respect to Mr. Benjamin, the 2014 amount reflects the value of 45,537 shares granted on June 13, 2014 when our stock closed at $2.88 per share.
With respect to Mr. Bond, the 2014 amount reflects the value of 43,509 shares granted on June 13, 2014 when our stock closed at $2.88 per share.
With respect to Mr. Faison, the 2014 amount reflects the value of 197,053 shares granted on June 13, 2014 when our stock closed at $2.88 per share.

(3)
This amount represents the grant date fair value of stock options calculated pursuant to FASB ASC Topic 718, Accounting for Stock Compensation, except that no estimates of forfeitures have been taken into account.  Refer to Note 12, Stock-based compensation, to the accompanying Consolidated Financial Statements for the assumptions made in determining the fair value at the time of the grant.

(4)
For Mr. Benjamin, the 2014 amount consists of (i) a matching contribution of $2,077 for the Pulse 401(k) plan, (ii) payment of a $654 life insurance premium, and (iii) $300 anniversary service award gift card. The 2013 amount consists of (i) a matching contribution of $15,532 for the Pulse 401(k) plan and (ii) payment of a $665 life insurance premium.

For Mr. Bond, the 2014 amount consists of (i) a matching contribution of $4,496 for the Pulse 401(k) plan and (ii) payment of a $437 life insurance premium.
For Mr. Faison, the 2014 amount consists of (i) cash severance in the amount of $2,600,000 payable over 24 months, starting January 2015, (ii) health benefits valued at $29,773 and (iii) a payment of a $547 life insurance premium. The 2013 amount consists of (i) a matching contribution of $17,500 for the Pulse 401(k) plan and (ii) payment of a $794 life insurance premium.

For Mr. Dickson, the 2014 amount consists of (i) cash severance payable over 18 months in the amount of $506,250 and health benefits in the amount of $22,046. The 2013 amount consists of (i) a matching contribution of $9,294 to the Pulse 401(k) plan and (ii) payment of a $1,067 life insurance premium.
For Mr. Houston, the 2014 amount consists of (i) cash severance payable over 18 months in the amount of $503,100 and health benefits in the amount of $13,415.

(5)
Mr. Benjamin served as our interim Chief Executive Officer from July 16, 2014 to November 27, 2014. His increased 2014 base salary reflects a base salary of $600,000 during the period he was our interim Chief Executive Officer.

OUTSTANDING EQUITY AWARDS AT 2014 YEAR END

The table below summarizes the outstanding equity awards of each of the NEOs for the year ended December 26, 2014.

		Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Mark Twaalfhoven	—	—	—	—	—	—
Alan H. Benjamin (2)	752	—	47.50	10/27/2017
	3,011	1,003	49.90	1/26/2018
	3,329	1,109	27.40	12/16/2018
	5,268	15,801	3.80	5/17/2020
					61,338	61,338
Michael C. Bond (3)	2,158	2,157	7.30	10/1/2019
	975	2,922	3.80	5/17/2020
	3,085	9,253	3.90	10/11/2020
					58,769	58,769
Ralph E. Faison	—	—	—	—	—	—
John R. D. Dickson	—	—	—	—	—	—
John Houston	397	—	47.50	10/27/2017
	1,479	—	49.90	1/26/2018	—	—
______________________

(1)
Except as otherwise indicated, all of the option awards in this table were granted to the NEOs under our 2001 Employee Stock Option Plan, as amended and restated March 1, 2010, and the 2012 Plan. Except as otherwise indicated, the grants have 25% annual vesting over four years.

(2)
Of Mr. Benjamin’s stock options, 752 were granted on October 27, 2010, 4,014 were granted on January 26, 2011, 4,438 were granted on December 16, 2011, and 21,069 were granted on May 17, 2013.  Mr. Benjamin’s stock options vest in equal annual installments as described in note 1 above.  Of Mr. Benjamin's 61,338 shares that were unvested as of December 26, 2014, 5,267 shares will vest on May 17, 2015 and 11,384 shares will vest on June 13, 2015.

(3)
Of Mr. Bond’s stock options, 4,315 were granted on October 1, 2012, 3,897 were granted on May 17, 2013, and 12,338 were granted on October 11, 2013.  Mr. Bond’s stock options vest in equal annual installments as described in note 1 above.  Of Mr. Bond's 58,769 shares that were unvested as of December 26, 2014, 974 shares will vest on May 17, 2015, 12,338 shares will vest on October 11, 2017, and 10,877 shares will vest on June 13, 2015.

(4)	The market values were computed by multiplying the number of unvested shares by $1.00, which was the per share closing price of our Common Stock on December 26, 2014.

Severance and Termination Benefits

In 2012, the Compensation Committee adopted an Executive Severance Policy. The policy is generally applicable to executives reporting to our Chief Executive Officer at the vice president level and above.  However, this policy did not apply to Mr. Faison given the severance benefits that were already contained in their employment agreements.  The policy provides for severance benefits upon certain terminations of employment that are either related to or not related to a change in control of the Company.  Cash severance benefits range from one to two times an individual’s base compensation (which is defined as annual base salary plus target bonus) for terminations other than for cause not in connection with a change in control and from two to three times base compensation for terminations in connection with a change in control.  The policy also provides for continued healthcare benefits as well as a pro-rated bonus for the year of termination.  No golden parachute excise tax gross-up is provided under the policy.  Instead, the severance benefits will be reduced to an amount which does not trigger an excise tax, but only if the after-tax amount resulting from such reduction is greater than if no reduction is done.  The severance benefits available under the Executive Severance Policy are more fully described below in the section, “Executive Severance Policy.”

Under the terms of outstanding equity incentive awards, accelerated vesting of restricted stock and option awards is provided upon certain events of termination of employment. With respect to restricted stock awards, if an employee dies, becomes totally disabled or retires on or after his normal retirement date prior to the expiration of the four-year vesting requirement, then the four-year vesting requirement ends and the shares are fully vested. If an employee elects to retire before his normal retirement date but after his early retirement date or has employment terminated by us other than for cause prior to the expiration of the three year vesting requirement, then the employee is entitled to pro-rata vesting of the shares and a cash award, if applicable. If the employee resigns or is terminated for cause prior to the vesting date, any unvested shares revert back to us and the employee has no further rights or interest in the shares. In the case of termination of employment other than for cause or an employee’s resignation, the Compensation Committee may use its discretion to determine the proper treatment of unvested awards, taking into account factors it determines to be relevant.

With respect to option awards, vesting is accelerated upon certain events of termination of employment in a manner similar to the vesting of restricted stock. The period of exercisability is normally limited to 60 days following termination. This is extended to one year if the termination is due to disability, two years following early retirement, and six months following a participant’s death. In the case of death, the options may be exercised by the participant’s estate, representative or descendant. In no event can the period be extended later than the option expiration date.

Retirement Plans

We maintained a qualified defined benefit pension plan (the “Retirement Plan”) for certain U.S. employees, although further benefits were suspended on December 31, 2010, when we froze the plan. The retirement plan covered those employees who were not eligible to participate in the Pulse Engineering, Inc. 401(k) Retirement Savings Plan. We made contributions to the Retirement Plan based upon actuarial calculations and the salary and service of each participant. Pension benefits under the Retirement Plan depend on the employee’s final average salary and years of credited service. The final average salary is the highest average base salary over three consecutive years during the 10-year period prior to termination of employment or the date of retirement or, if sooner, the 10-year period ending December 31, 2010.

Upon retiring on or after a participant’s normal retirement date (the later of age 65 or the fifth anniversary of the participant’s participation in the Retirement Plan), the participant is entitled to receive a single life annuity payable in equal monthly installments.  The amount of retirement benefits in this form each year is determined as follows:

•	For a participant with 30 or more years of credited service, the annual amount of retirement benefits is the greater of:

•	27.5% of the participant’s final average compensation plus 18.75% of the participant’s final average compensation in excess of “covered compensation”; or

•	$2,400.

•
For a participant with less than 30 years of credited service, the annual amount of retirement benefits is the amount determined above multiplied by a fraction, the numerator of which is equal to his years of credited service and the denominator of which is 30.

As an alternative to receiving benefits in the form of a single life annuity, the participant may elect in writing to receive benefits in one of the following optional forms:

•
Life annuity in level monthly payments, with either 60, 120 or 180 months certain. These payments are made to the participant for life and continue to a beneficiary of the participant for any period after the participant’s death and before expiration of the months certain.

•
Joint and survivor annuity continuing for life in level monthly payments to the participant and thereafter for life in level monthly payments to a designated beneficiary, if surviving, at either 50%, 75% (for plan years beginning on or after January 1, 2008) or 100% (as stated in the election) of the payments to the participant.

•	If the lump sum present value of a participant’s benefits does not exceed $7,000, he or she may elect to receive his benefits in a lump sum payment.

A participant may elect to receive early retirement benefits if the participant retires on or after the participant’s early retirement date.  A participant’s early retirement date is the first day of the calendar month coinciding with or next following the date the participant attains age 55 and completes five years of vested service.  However, vested service is not determined until the last day of the plan year in which such participant completes five years of vested service.  If a participant elects to receive early retirement benefits, his annual retirement benefits will be the amount the participant would have received in a single life annuity commencing at normal retirement date, as determined as above, but reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the payments commence prior to normal retirement date.

401(k) Plans

Through December 31, 2010, employees of our parent company - previously named Technitrol, Inc. - could participate and accrue benefits in the Technitrol, Inc. 401(k) Retirement Savings Plan. Employees of our subsidiary, Pulse Engineering, Inc., could participate in the Pulse Engineering, Inc. 401(k) Plan. On December 31, 2010, the two 401(k) plans were merged into a single plan. This plan is now called the Pulse Electronics Corporation 401(k) Retirement Savings Plan. The Pulse Engineering, Inc. 401(k) Plan permitted employees of Pulse Engineering, Inc. to set aside a portion of their income for retirement savings. This plan also provided a discretionary match. Historically, the match under this plan was equal to 100% of the first 6% of eligible compensation set aside by an employee up to the statutory maximum. However, during most of 2013, the match under the Pulse Engineering, Inc. 401(k) plan was suspended in connection with temporary cost saving measures, which were implemented at that time. The participation of the NEOs in these plans is on the same terms as other employees participating in the 401(k) plans. Leased employees, employees covered by a collective bargaining agreement (unless the agreement provided that the bargaining unit members were eligible to participate) and temporary employees could not participate in either plan. In 2014, the match was partially restored beginning in the third quarter of 2014 at 100% of the first 3% of deferrals.

Supplemental Savings Plan

We maintain the Pulse Electronics Corporation Supplemental Savings Plan for those U.S. employees, including the NEOs, earning a base salary in excess of the maximum salary covered by our qualified 401(k) plan. This maximum is set annually by the IRS. Under the Supplemental Savings Plan, we may make matching contributions on behalf of participants who made the maximum permitted elective deferrals to our tax-qualified 401(k) plan for the year equal to the excess of:

•
the matching contributions that they would have received under our tax-qualified 401(k) plans for the year if the Internal Revenue Code limits on compensation and elective deferrals were not applicable and if they had made elective deferrals of 4% of their compensation (or 6% of compensation if they participated in the Pulse Engineering, Inc. 401(k) Plan), over

•	the amount of the matching contributions actually made for them for the year under our tax-qualified 401(k) plans.

Participants are immediately 100% vested in our contributions, unless the participant is terminated for cause, in which case the employer match portion is forfeited. In addition, participants in the Supplemental Savings Plan have the right to defer up to 20% of their compensation (as defined under the Plan) per calendar year; however, any deferred contribution in excess of 4% (or 6% for Pulse Engineering, Inc.) of the participant’s compensation for the applicable period is not considered for Company matching contributions. Participants may elect to invest their accounts in a number of third party mutual funds offered by the plan’s administrator. Participants may not make withdrawals from their account during their employment, except that a participant may apply to the administrator of the plan to withdraw some or all of his account if such withdrawal is made on account of an unforeseeable emergency under Section 409A of the Internal Revenue Code.

The Supplemental Savings Plan generally provides that we may make employer contributions to the accounts of participants in any amount, as determined by us in our sole discretion from time to time. We are not required to treat all participants in the same manner in determining such contributions. Because the match under the tax-qualified 401(k) plans was suspended during 2009, we decided not to make contributions to any participant’s supplemental savings plan account for 2009. We made contributions in 2014 related to 2013 compensation.

Under our Supplemental Savings Plan, distributions begin in the month after termination or death of the participant. However, if the participant is terminated for cause, he or she forfeits all contributions made by us. At the election of the participant, distributions can be made as a lump sum or under an installment plan up to 10 years.

Change in Control

In the event of a change in control, the terms of our outstanding equity incentives and Supplemental Savings Plan provide for certain benefits to participants.

Outstanding restricted stock awards provide that in the event there is a change in control, the restriction period for any shares terminates and all shares vest 100% and are distributed to employees accompanied by any applicable cash awards intended to cover the estimated federal income tax liability. Outstanding option awards provide that in the event there is a change of control, all options are immediately fully vested and exercisable. The Compensation Committee may elect to pay cash to participants in this case in an amount equal to the excess of the market value of our Common Stock over the exercise price of the options. Under our Supplemental Savings Plan, upon a change in control all participants have a right to receive the entire amount of their account balances under the plan and all amounts must be paid as soon as administratively practicable.

EXECUTIVE EMPLOYMENT ARRANGEMENTS

Mark Twaalfhoven

Mr. Twaalfhoven entered into an employment agreement, dated as of November 28, 2014 (the “Effective Date”) which describes the basic terms and conditions of his employment which are as follows: (i) an annual base salary of $300,000, (ii) an annual bonus based on certain performance metrics to be established annually by our Board of Directors following consultation with Mr. Twaalfhoven with a target annual bonus of 150% of annual base salary and maximum annual bonus equal to 300% of base salary, provided that for 2015, Mr. Twaalfhoven’s annual bonus is guaranteed to be a minimum of $450,000, (iii) an equity grant to be issued within 240 days of the Effective Date, reflecting 5% of  the Company’s common stock on the date of grant, 50% of which shall be granted in the form of stock options that will vest based on the satisfaction of certain EBITDA targets and 50% of which shall be in the form of restricted stock units  which shall vest ratably over 4 years (25% per year) subject to continued service to the Company, (iv) an annual housing allowance of $60,000 per year in addition to participation in the Company’s employee benefit plans (excluding the Pulse Electronics Executive Severance Policy), and (v) if Mr. Twaalfhoven’s employment is terminated without “cause” by the Company or by Mr. Twaalfhoven for “good reason” (each as defined in the employment agreement), he would be entitled to the following severance payments and benefits: (x) payments equal to 1.5 times the sum of his annual base salary plus his target annual bonus payable in equal installments over the 18-month post-termination period, (y) a prorated annual bonus for the year of termination, and (z) accelerated vesting of outstanding equity awards that would have otherwise vested as of the end of the calendar year of termination. Mr. Twaalfhoven’s severance benefits are conditioned upon his execution of a general release of claims and his continued compliance with certain restrictions on his activities for a period of 18 months following his termination, including non-competition and non-solicitation.

Annual Cash Incentive Plan

The annual cash incentive plan has been designed to provide incentive compensation opportunities to our executives for exceeding certain EBITDA and revenue levels. The Compensation Committee established EBITDA and revenue goals as well as a range of possible payouts based on a range of performance levels in 2014. The Compensation Committee believes that the EBITDA and revenue targets used in the annual cash incentive plan are appropriate performance measurements for our NEOs because EBITDA is an important financial indicator that aligns the interests of our NEOs with those of our shareholders; the plan’s company-wide targets capture elements of corporate performance that are beyond those of our operating segments and product lines, and the Compensation Committee values the clear alignment of incentives for NEOs resulting from shared performance metrics. The EBITDA and revenue goals are weighted 60% and 40%, respectively. During 2014, each of our NEOs other than

Mr. Twaalfhoven (whose performance goals as described above) and Mr. Faison, had a targeted cash incentive opportunity equal to 50% of their annual base salary, while Mr. Faison's opportunity was equal to 100% of his base salary, being the minimum target required by the terms of his employment agreement. Threshold payouts were set at 50% of each NEO’s target annual incentive, and the maximum payouts were set at 200% of annual incentive targets. If the Compensation Committee deems an NEO’s performance to be unsatisfactory, it has the authority to eliminate a bonus payment entirely. Participants must be employed through the end of the fiscal year to be eligible to receive a payment although participants terminated for cause prior to the time of any actual payment will not receive a payment. EBITDA and revenue are generally defined to be consistent with the Company’s earnings press releases and the financial covenants set forth in its senior bank facility. For example, EBITDA generally would be defined as net income before earnings from discontinued operations, non-controlling interest, income tax expense, interest expense, non-cash stock-based compensation expense, depreciation and amortization, other expense (generally non- cash and non-operating foreign exchange gains and losses), severance and impairment costs, debt restructuring and related costs, legal reserve, and costs related to an unsolicited takeover attempt.

Executive Severance Policy

In April 2012, we adopted an Executive Severance Policy for those of our NEOs without severance protections in their employment agreements.  The policy is generally applicable to executives reporting to our Chief Executive Officer at the Vice President level and above, except for our Chief Executive Officer.  This policy does not currently apply to Mr. Twaalfhoven, given the severance benefits that are already contained in his employment agreements.

The policy provides for severance benefits upon certain terminations of employment that are either related to or not related to a change in control of the company.  Cash severance benefits range from one to two times an individual’s base compensation (which is defined as annual base salary plus target bonus) for terminations not in connection with a change in control. In the case of terminations in connection with a change of control, cash severance benefits range from two to three times base compensation for terminations in connection with a change in control. In the case of a participant at the level of Senior Vice President, this severance benefit is based on two and a half times such base compensation.   The policy also provides for continued healthcare benefits as well as a pro-rated bonus for the year of termination.  No golden parachute excise tax gross-up is provided under the policy.  Instead, the severance benefits will be reduced to an amount that does not trigger an excise tax, but only if the after-tax amount resulting from such reduction is greater than if no reduction is done.

In order to receive payments and benefits under the Executive Severance Policy, the participant must timely execute and deliver a waiver and release of claims agreement after termination of employment and must abide by certain restrictive covenants including any applicable confidentiality, non-disparagement, non-competition and non-solicitation covenants to which the participant has agreed.

DIRECTOR COMPENSATION

We use a combination of cash and stock compensation to attract and retain qualified candidates to serve on our Board.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required of members of the Board.

The following table provides information regarding amounts paid to each of our non-employee directors for service on the Board during the year ended December 26, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
John E. Burrows, Jr.(2)	29,813	—	29,813
Justin C. Choi(3)	22,260	—	22,260
Steven G. Crane	62,100	60,000	122,100
David Heinzmann	25,125	60,000	85,125
Michael Kreger(4)	11,440	—	11,440
Kenneth Liang(5)	11,440	—	11,440
John E. Major	70,478	60,000	130,478
Daniel E. Pittard(6)	7,425	—	7,425
Gary E. Sutton	53,708	60,000	113,708
Robert Switz	30,653	60,000	90,653
Kaj Vazales	38,575	60,000	98,575
 ______________________

(1)	Restricted stock units granted for the Annual Retainer will vest on (i) the earlier of the first anniversary of the grant or (ii) a Change of Control of the Company.

(2)	Mr. Burrows resigned from the Board as of the date of the 2014 Annual Meeting.

(3)	Mr. Choi resigned from the Board as of the date of the 2014 Annual Meeting.

(4)	Mr. Kreger resigned from the Board as of the date of the 2014 Annual Meeting.

(5)	Mr. Liang resigned from the Board as of the date of the 2014 Annual Meeting.

(6)	Mr. Pittard resigned from the Board on February 21, 2014.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial common stock ownership as of March 1, 2015, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and named executive officers and directors and by (iii) all directors and named executive officers as a group.

Title of Class	Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common Stock	Beneficial owners of more than 5% of the common stock:
	OCM PE Holdings, L.P. (1) 333 South Grand Avenue, 28th Floor Los Angeles, California 90071	12,065,441	68.8%
	Named Executive Officers and directors:
	Mark Twaalfhoven (2)	—	*
	Michael Bond (3)	7,192	*
	Steven G. Crane	29,012	*
	David W. Heinzmann	—	*
	John E. Major	20,790	*
	Gary E. Sutton	31,790	*
	Robert E. Switz	—	*
	Kaj Vazales (4)	12,065,441	68.8%
	Directors and executive officers as a group (8 people) (5)	12,154,225	69.3%
______________________

*	Less than one percent (1%).

(1)
Consists of 12,065,441 shares reported as beneficially owned by OCM PE Holdings, L.P., of which it has both sole voting power and sole dispositive power over all 12,065,441 shares. Includes 65,855 shares issuable upon exercise of common stock purchase warrants held by OCM PE Holdings, L.P. This information is based on a Schedule 13D/A filed on February 25, 2014.

(2)
Excludes an equity grant equal to 5% of the Company's outstanding common stock, which vesting is subject to EBITDA targets and other conditions that cannot be met within 60 days from February 28, 2015.

(3)	Includes 6,218 shares of our Common Stock subject to options currently exercisable or exercisable within 60 days after February 28, 2015.

(4)
Consists of 12,065,441 shares reported as beneficially owned by OCM PE Holdings, L.P. Mr. Vazales disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(5)	See Notes 1 through 4 above.

Item 13	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Under our Code of Business Conduct, conflicts of interest and/or self-dealing between any employee and our company are prohibited.  Therefore, no employee may have a financial interest (as defined in this policy) in any transaction in which we are involved.  In addition, no employee may retain for him or herself an opportunity that is available to our company.  Any such financial interest must be disclosed to our Ethics Officer and any conflict of interest, self-dealing or corporate opportunity involving an employee must be disclosed to our Audit Committee or Chief Executive Officer who will, in turn, bring this matter to the attention of the Audit Committee of our Board.  A conflict of interest, self-dealing or personal use of a corporate opportunity may be waived only by our Board and any such waiver will be promptly disclosed to our stockholders, in accordance with applicable laws.

Independent Directors

Our Corporate Governance Guidelines provide that a majority of our directors must be independent.  In determining the independence of our directors, our Board has adopted the NYSE’s tests for independence as provided in the NYSE listing standards. With the exception of Mr. Twaalfhoven, none of our directors has any material relationship with Pulse Electronics Corporation and all are independent within the NYSE’s definition. Mr. Twaalfhoven is not independent because he is our Chief Executive Officer.

Item 14	Principal Accounting Fees and Services

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 26, 2014 and December 27, 2013 are as follows (in thousands):

	December 26, 2014	December 27, 2013
Audit Fees(1)	$741	$883
Audit-Related Fees(2)	68	65
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$809	$948
______________________

(1)	Fees are estimated, pending completion of all work and actual currency exchange rates in effect at time of billing.

(2)	The fees relate to audits of financial statements of certain employee benefit plans.

It is the Company’s practice that all services provided the Company by its independent registered public accounting firm be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee. No part of the independent registered public accounting firm services related to the Audit-Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

Consolidated Financial Statements

(b)	Exhibits

Information required by this item is contained in the “Exhibit Index” found on page 77 through 80 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pulse Electronics Corporation

We have audited the accompanying consolidated balance sheets of Pulse Electronics Corporation and subsidiaries (the “Company”) as of December 26, 2014 and December 27, 2013, and the related consolidated statements of operation, comprehensive loss, cash flows, and changes in stockholders’ deficit for each of the two years in the period ended December 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pulse Electronics Corporation and subsidiaries as of December 26, 2014 and December 27, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Diego, California
March 20, 2015

Pulse Electronics Corporation and Subsidiaries
Consolidated Balance Sheets

December 26, 2014 and December 27, 2013
(In thousands, except per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$20,987	$26,902
Accounts receivable, net	54,646	62,185
Inventories	35,760	36,726
Prepaid expenses and other current assets	13,746	18,966
Total current assets	125,139	144,779

Long-term assets:
Property, plant and equipment, net	26,472	27,955
Deferred income taxes	2,071	4,557
Intangible assets, net	2,040	2,040
Deferred loan costs and other assets	8,826	9,503
Total assets	$164,548	$188,834
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$61,752	$70,871
Accrued expenses and other current liabilities	33,720	36,335
Current portion of long-term debt	—	22,315
Total current liabilities	95,472	129,521

Long-term liabilities:
Long-term debt, less current portion	127,048	90,030
Deferred income taxes	10,251	11,786
Other long-term liabilities	13,062	11,055
Total liabilities	245,833	242,392

Commitments and contingencies ( Note 10 )

Shareholders’ deficit
Pulse Electronics Corporation shareholders’ deficit:
Preferred stock, no par value, 2,000 shares authorized; 0 and 1,000 shares outstanding at December 26, 2014 and December 27, 2013, respectively	—	—
Common stock, $0.125 par value, 31,000,000 shares authorized: 17,474,222 and 7,955,508 shares outstanding at December 26, 2014 and December 27, 2013, respectively	2,152	995
Additional paid-in capital	262,278	257,816
Accumulated deficit	(372,474)	(339,618)
Accumulated other comprehensive income	20,569	21,057
Total Pulse Electronics Corporation deficit	(87,475)	(59,750)
Non-controlling interest	6,190	6,192
Total shareholders’ deficit	(81,285)	(53,558)
Total liabilities and shareholders' deficit	$164,548	$188,834

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Operations

Years ended December 26, 2014 and December 27, 2013
(In thousands, except per share data)

	2014	2013
Net sales	$343,534	$355,676
Cost of sales	266,623	274,009
Gross profit	76,911	81,667

Selling, general and administrative expenses	68,806	74,041
Severance, impairment and other associated costs	3,937	3,342
CEO transition costs	4,128	—
Operating profit	40	4,284

Other expense:
Interest expense, net	(26,317)	(24,492)
Other expense, net	(1,829)	(2,432)
Total other expense	(28,146)	(26,924)

Loss before income taxes	(28,106)	(22,640)

Income tax expense	(4,752)	(4,383)

Net loss	(32,858)	(27,023)

Less: Net (loss) income attributable to non-controlling interest	(2)	111

Net loss attributable to Pulse Electronics Corporation	$(32,856)	$(27,134)

Basic and diluted loss per share	$(2.02)	$(3.39)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

Years ended December 26, 2014 and December 27, 2013
(In thousands)

	2014	2013
Comprehensive loss:
Net loss	$(32,858)	$(27,023)
Other comprehensive income (loss):
Currency translation adjustment	717	402
Pension adjustments, net of tax	(1,205)	(43)
Unrealized holding losses on securities	—	(5)
Total comprehensive loss	(33,346)	(26,669)

Less: Comprehensive (loss) income attributable to non-controlling interests	(2)	111
Comprehensive loss attributable to Pulse Electronics Corporation	$(33,344)	$(26,780)

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statement of Cash Flows

Years ended December 26, 2014 and December 27, 2013
(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(32,858)	$(27,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,234	7,393
Stock incentive plan expense	2,479	1,914
Loss (gain) on disposal of assets	57	(614)
Amortization and write-off of deferred loan costs	3,069	1,876
Loss on extinguishment of debt	786	1,152
Amortization of debt discount	5,496	4,869
Payment-in-kind interest on debt	15,702	12,572
Change in fair value on warrant liability	—	2,878
Severance, impairment and other associated costs, net of cash payments	1,307	1,708
CEO transition costs, net of cash payments	2,660	—
Deferred income taxes	(853)	1,034
Other, net	1,868	(78)
Changes in operating assets and liabilities:
Accounts receivable	7,018	1,448
Inventory	687	(3,766)
Prepaid expenses and other current assets	3,395	1,247
Accounts payable	(7,548)	6,029
Accrued expenses and other current liabilities	(5,430)	(4,866)
Net cash provided by operating activities	5,069	7,773
Cash flows from investing activities:
Capital expenditures	(4,528)	(8,690)
Cash restricted due to litigation	—	(1,550)
Proceeds from sale of assets	494	585
Net cash used in investing activities	(4,034)	(9,655)
Cash flows from financing activities:
Principal repayments of debt	(3,956)	—
Debt issuance costs	(3,123)	(2,229)
Taxes paid related to net share settlement of equity awards	(299)	—
Change in restricted cash	500	(500)
Net cash used in financing activities	(6,878)	(2,729)

Net effect of exchange rate changes on cash	(72)	38

Net decrease in cash and cash equivalents	(5,915)	(4,573)
Cash and cash equivalents at beginning of year	26,902	31,475
Cash and cash equivalents at end of year	$20,987	$26,902

See accompanying Notes to Consolidated Financial Statements.

Pulse Electronics Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficit

Years ended December 26, 2014 and December 27, 2013
(In thousands)

	Preferred Stock		Common Stock		Capital in excess of Par Value	Accumulated Deficit	Accumulated other comprehensive loss	Non-controlling interest	Total deficit
	Shares	Amount	Shares	Amount
Balance at December 28, 2012	—	$—	7,947	$994	$235,162	$(312,484)	$20,703	$6,081	$(49,544)
Rounding impact of 10-1 reverse stock split	—	—	—	1	(1)	—	—	—	—
Issuance of series A preferred stock	1	—	—	—	15,053	—	—	—	15,053
Additional commitment from forbearance agreement	—	—	—	—	5,793	—	—	—	5,793
Restricted stock cancellations	—	—	(4)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,809	—	—	—	1,809
Adjustments to defined benefit plans	—	—	—	—	—	—	(43)	—	(43)
Warrants exercised in connection with credit facility	—	—	13	—	—	—	—	—	—
Unrealized holding losses on securities	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(27,134)	—	111	(27,023)
Currency translation adjustments	—	—	—	—	—	—	402	—	402
Balance at December 27, 2013	1	—	7,956	995	257,816	(339,618)	21,057	6,192	(53,558)
Conversion of Series A preferred stock to common stock, net of issuance costs	(1)	—	8,155	1,019	(1,057)	—	—	—	(38)
Conversion of senior convertible notes to common stock	—	—	1,107	138	3,339	—	—	—	3,477
Restricted stock grants, net of shares withheld for employee taxes	—	—	256	—	(299)	—	—	—	(299)
Share-based compensation	—	—	—	—	2,479	—	—	—	2,479
Adjustments to defined benefit plans	—	—	—	—	—	—	(1,205)	—	(1,205)
Net loss	—	—	—	—	—	(32,856)	—	(2)	(32,858)
Currency translation adjustments	—	—	—	—	—	—	717	—	717
Balance at December 26, 2014	—	$—	17,474	$2,152	$262,278	$(372,474)	$20,569	$6,190	$(81,285)

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

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of Pulse Electronics and all of its wholly-owned subsidiaries.  All significant intercompany accounts, transactions and profits are eliminated in consolidation.

Fiscal periods

We operate on a fiscal year basis.  Our fiscal year ends on the last Friday of December each calendar year.  For 2014 and 2013, our fiscal years ended on December 26, 2014 and December 27, 2013, respectively. Fiscal 2014 and 2013 were each 52 weeks in length.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses on accounts receivable based on evaluation of the aging of receivables, payment histories of our customers, financial condition of our customers, and the overall economic environment. We write off individual accounts against the allowance when we become aware of our customer’s inability to meet its financial obligation to us.  As of December 26, 2014 and December 27, 2013, we had an allowance for doubtful accounts of less than $0.1 million and $0.1 million, respectively.

Inventories

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  We establish inventory provisions to write down excess and obsolete inventory to its estimated market value.  Inventory that is written down to its market value in the ordinary course of business is not subsequently written back up.  Our inventory reserves at December 26, 2014 and December 27, 2013 were $4.2 million and $3.9 million, respectively.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to increase our inventory reserves, which would negatively affect our gross margin.

Intangible assets

We test our indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, and, on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  We measure the fair value of

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

Stock-based compensation

We sponsor incentive compensation plans under which we have issued stock options and restricted stock.  All compensation costs relating to stock-based awards are recognized in our Consolidated Financial Statements based on the fair value of the equity instruments issued.  The value of restricted stock issued is based on the market price of the stock at the award date.  We hold the restricted shares until the continued employment or performance requirements are attained.  Stock options are granted at no cost to the employee and, under our plan, the exercise price of these options cannot be less than the fair market value of our common shares on the date of grant.  We value our stock options at fair value using the Black-Scholes option pricing model. These options expire seven years from the date of grant and generally have 25% annual vesting over four years.  An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised, if necessary, in subsequent periods, if actual forfeiture rates differ from those estimates. The value of the stock-based compensation at the date of grant is charged to expense on a straight-line basis over the vesting period, which is generally three to four years.

Foreign currency translation

For our non-U.S. dollar functional currency subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ deficit and comprehensive loss. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the entity that is party to the transaction are remeasured at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurement are recorded in the Consolidated Statements of Operations as a component of other expense, net. In fiscal 2014 and 2013, we incurred foreign currency transaction losses of $1.9 million and $0.3 million, respectively.

Research and development

Our research, development and engineering expenses (“RD&E”), which are expensed when incurred, are included in selling, general and administrative expenses and were approximately $19.6 million and $22.2 million in 2014 and 2013, respectively.  RD&E includes the costs associated with new product development, product and process improvement, engineering follow-through during early stages of production, design of tools and dies, and the adaptation of existing technology to specific situations and

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

customer requirements.  The research and development components of our RD&E, which generally include those costs associated with new technology, new products or significant changes to current products or processes, were approximately $15.3 million and $15.6 million in 2014 and 2013, respectively.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Income taxes

We use the asset and liability method for accounting for income taxes.  Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and, for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We must make assumptions, judgments and estimates to determine our current provision for income taxes, and our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates, relative to our provision for income taxes, take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.  Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Financial Statements.  We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence.

Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies, which could impact the realization of a deferred tax asset.  As of December 26, 2014, we could not sustain a conclusion that it was more likely than not that we would realize our deferred tax assets in the US and certain other locations resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets.  We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Actual operating results and the underlying amounts and categories of income in future years could result in our current assumptions, judgments and estimates of recoverable net deferred taxes being inaccurate.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.

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

Contingency accruals

During the normal course of business, a variety of issues arise which may result in litigation, environmental compliance disputes or other contingent obligations.  In developing our contingency accruals, we consider the likelihood of a loss or incurrence of a liability, as well as our ability to reasonably estimate the amount of exposure.  We record contingency accruals when a liability is probable and the amount can be reasonably estimated.  Periodically, we evaluate available information to assess whether contingency accruals should be adjusted, which includes an assessment of legal interpretations, judicial proceedings, recent case law and specific changes or developments regarding known claims. The reserves may change in the future due to new developments impacting the probability of a loss, the estimated amount of such loss, and the probability of recovery of such loss from third parties. Litigation defense costs we incur in connection with a contingency are expensed as incurred.

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is based upon the estimated useful life of the assets using the straight-line method.  Our assets’ estimated useful lives range from 5 to 30 years for buildings and improvements and from 2 to 10 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to operations as incurred, and major renewals and improvements are capitalized.  Upon sale or retirement, the cost of the asset and related accumulated depreciation are removed from our balance sheets, and any resulting gains or losses are recorded in the Consolidated Statements of Operations as a component of other expense, net.

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Software development costs

We capitalize costs incurred to develop or obtain internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred for training, data conversion, and maintenance, as well as spending in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in software within property, plant and equipment in our Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful life, which is three to seven years.

We capitalized $1.2 million and $2.2 million of software costs during 2014 and 2013, respectively, relating primarily to employee, consultant and related personnel costs incurred in the implementation of our new ERP system in various locations of the Company, as well as the implementation of additional functionality to our ERP system. At December 26, 2014 and December 27, 2013, capitalized software costs, a portion of which is classified as construction in process, net of accumulated depreciation were $8.7 million and $8.8 million, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, a new topic in the FASB Accounting Standards Codification (“ASC”) Topic 606 (“FASB ASC Topic 606”).  The standard implements a five step process for revenue recognition in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either a full retrospective or modified retrospective transition method. Management is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

(2)	Inventories

Inventories consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Finished goods	$24,502	$21,573
Work in progress	3,327	3,570
Raw materials and supplies	7,931	11,583
	$35,760	$36,726

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(3)    Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Land	$1,274	$745
Buildings and improvements	10,314	8,374
Machinery and equipment	76,496	77,522
Software	8,874	8,069
Construction in progress	3,100	1,900
Property, plant and equipment, gross	100,058	96,610
Accumulated depreciation	(73,586)	(68,655)
	$26,472	$27,955

Depreciation expense for years ended December 26, 2014 and December 27, 2013 was $7.2 million and $6.9 million, respectively.

(4)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Income taxes payable	$3,431	$6,493
Accrued compensation	12,848	10,003
Accrued restructuring costs (note 14)	1,760	493
Legal reserve	5,040	5,302
Other accrued expenses	10,641	14,044
	$33,720	$36,335

(5)    Intangible assets

Intangible assets consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Intangible assets subject to amortization (definite lives):
Customer relationships	$3,300	$3,300
Technology	2,000	2,000
Total	5,300	5,300
Accumulated amortization:
Customer relationships	(3,300)	(3,300)
Technology	(2,000)	(2,000)
Total	(5,300)	(5,300)
Net intangible assets subject to amortization	—	—
Intangible assets not subject to amortization (indefinite lives):
Tradename	2,040	2,040
	$2,040	$2,040

During the year ended December 27, 2013, we recorded an impairment charge of approximately $0.6 million related to two trade names in our Wireless and Network segments.  Of the $0.6 million impairment charge, $0.4 million resulted from a significant decline in product revenues related to the Network trade name primarily due to customer losses in the fourth quarter

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

of 2013, and $0.2 million resulted from a decline in forecasted product revenues related to the Wireless trade name due to a change in our plans with respect to branding certain new products to be sold in the future.

As of December 27, 2013, our intangible assets with finite lives were fully amortized.  Amortization expense for intangible assets was $0.5 million for the year ended December 27, 2013.

(6)    Debt

Long-term debt, net of discount, consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Term A Loan	$95,126	$83,155
Term B Loan	50,632	31,082
Senior convertible notes	—	22,315
Less: Term loans discount	(18,710)	(24,207)
	127,048	112,345
Less: current portion of long-term debt	—	(22,315)
	$127,048	$90,030

The interest rate on the Term A Loan is 12.0% per annum, and the interest rate on the Term B Loan is 10.0% per annum.  Interest on each term loan may, at our election, be paid in cash or paid in kind ("PIK") (in the form of additional principal) through November 2015. Interest is due on the last business day of the calendar quarter.  During the year ended December 26, 2014, the principal balance on the term loans increased by $14.9 million due to PIK interest elections made during the fiscal year. The PIK interest election for the fourth quarters of 2014 and 2013 were made subsequent to fiscal-year end; therefore, at December 26, 2014 and December 27, 2013, interest accrued of $4.0 million and $3.2 million, respectively, was classified within other long-term liabilities in our Consolidated Balance Sheets.

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

On February 21, 2014, we amended the credit agreement with Oaktree Capital Management L.P. and affiliates (collectively, “Oaktree”), including modifications to the financial covenants.  Pursuant to the amendment, we are now no longer subject to the minimum liquidity and the total net debt leverage ratio covenants through the maturity date.  The amendment also extended the waiver of any default with respect to the judgments (described in Note 10, Commitments and contingencies) in the Halo Electronics case and the Turkish legal matter through the maturity date, subject to the continued satisfaction of certain conditions specified in the amendment.

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

In consideration for the covenant modification, we paid Oaktree a fee of 1.5% of its term loan principal, or approximately $1.8 million, which was added to the principal of its outstanding Term A Loan and Term B Loan on a pro rata basis.  These costs have been capitalized and will be amortized over the remaining term of these loans using the effective interest rate method.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

In connection with the execution of the Merger Agreement, we obtained the written consent (the “Consent”) of the required lenders (“Lenders”) under the credit agreement. Pursuant to the Consent, the Lenders agreed to waive our compliance with the secured leverage ratio requirements with respect to the 2015 test period end dates.

In addition, our capital expenditures are limited to $12.0 million in fiscal 2014 and $14.0 million in fiscal 2015 and in each fiscal year thereafter. As of December 26, 2014, we were in compliance with these financial covenants.

On February 21, 2014, we entered into agreements with the holders of approximately $20.7 million of the $22.3 million of our senior convertible notes to exchange their notes for new Term B Loans, shares of our common stock, and cash (collectively “the Exchange Transaction”).  In aggregate, the Exchange Transaction resulted in the issuance of $14.9 million of new Term B Loans, 1.1 million shares of our common stock, and $2.4 million of cash in exchange for approximately $20.7 million of the $22.3 million of outstanding senior convertible notes.  The new Term B Loans have the same terms as the Term B Loan issued to Oaktree in November 2012.

On May 1, 2014, we repaid the $1.6 million of outstanding principal on our remaining senior convertible notes.  The repayment was triggered by a "change in control" due to conversion of the Series A preferred stock and the resulting issuance of 8.2 million shares of common stock to Oaktree. Oaktree beneficially owns a majority of the outstanding shares of our common stock.

As of December 26, 2014 and December 27, 2013, the term loans had a carrying value of $127.0 million and $90.0 million, respectively, reconciled as follows:

	Term A	Term B	Total
Carrying value, December 28, 2012	53,928	20,510	74,438
Accretion of discount	3,498	1,373	4,871
PIK Interest	8,154	2,567	10,721
Carrying value, December 27, 2013	65,580	24,450	90,030
Accretion of discount	3,968	1,528	5,496
Exchange transaction issuances	1,286	15,360	16,646
PIK Interest	10,685	4,191	14,876
Carrying value, December 26, 2014	$81,519	$45,529	$127,048

Debt discount

Upon closing of the Oaktree term loans on November 20, 2012, we issued to Oaktree 3.7 million shares of our common stock and a warrant to purchase 19.9% of the common stock of a wholly-owned subsidiary of the Company. The common stock and warrant were recorded as a discount of $29.6 million on the Oaktree loans, which is being accreted over the term of the loans using the effective interest rate method.  During the year ended December 26, 2014, $5.5 million of additional interest expense has been recorded reflecting this accretion.

Debt issuance and extinguishment costs

During the year ended December 26, 2014, we incurred approximately $1.5 million of debt issuance costs in connection with the issuance of the new Term B Loans, which have been capitalized as a deferred loan cost and will be amortized to interest expense over the term of the loans using the effective interest method.

As of December 26, 2014 and December 27, 2013, we have $10.0 million and $9.3 million, respectively, of unamortized deferred loan costs. The short-term portion of these unamortized deferred loan costs are classified in prepaid expenses and other current assets and the long-term portion is classified in deferred loan costs and other assets in our Consolidated Balance Sheets.

During the year ended December 26, 2014, interest expense included debt extinguishment costs of $1.0 million, which included a $0.2 million write-off of unamortized debt issuance costs and $0.8 million of legal fees primarily attributed to the extinguishment of the senior convertible notes. During the year ended December 27, 2013, interest expense included $1.2 million of debt extinguishment costs for lender fees incurred in connection with post-closing obligations under the Oaktree credit agreement.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Debt maturities

Long-term debt of $145.8 million at December 26, 2014, excluding future PIK elections made on our term loans, mature on November 20, 2017.

(7)	Preferred stock

On January 21, 2013, upon the cancellation of a warrant, we issued 1,000 shares of Series A non-voting preferred stock to Oaktree. We recorded a mark-to-market adjustment of $2.9 million to other expense, net to adjust the warrant liability to $15.1 million at the cancellation date. The cancellation of the warrant and issuance of the 1,000 shares of preferred stock resulted in the settlement of the warrant liability and an increase to additional paid-in-capital of $15.1 million.

In accordance with the Investment Agreement, as amended in February 2014, the 1,000 shares of Series A preferred stock were converted into 8.2 million shares of our common stock upon completion of the Exchange Transaction on February 21, 2014.

Pursuant to the Investment Agreement, as amended in February 2014, we agreed to grant Oaktree an expansion of its right to nominate individuals to serve as members of our Board of Directors.  As such, we agreed to appoint three of Oaktree’s designees to the Board and to expand the current number of directors of the Board from seven to nine. We also agreed that, in connection with any meeting of our shareholders at which directors are to be elected, Oaktree shall have the right to designate individuals to our slate of director nominees in proportion to its equity ownership of the Company. So long as Oaktree beneficially owns a majority of our outstanding common stock, it will have the right to designate no less than a majority of the individuals comprising the members of such slate.

(8)	Income taxes

Loss before income taxes was as follows (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Domestic	$(10,935)	$(14,832)
Non-U.S.	(17,171)	(7,808)
Total	$(28,106)	$(22,640)

Income tax expense was as follows (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Current:
Federal	$554	$462
State and local	65	55
Non-U.S.	4,986	2,952
	5,605	3,469
Deferred:
Federal	(101)	140
State and local	—	(55)
Non-U.S.	(752)	829
	(853)	914
Net tax expense	$4,752	$4,383

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

A reconciliation of the U.S statutory federal income tax rate with our effective income tax rate was as follows:

	Years Ended
	December 26, 2014	December 27, 2013
U.S. statutory federal income tax rate	35%	35%
Decrease (increase) resulting from:
Non-deductible expenses and other	(8)%	(21)%
Withholding taxes	(5)%	(5)%
Tax credits	6%	5%
Tax effect of valuation allowance	(11)%	(8)%
Foreign rate differential	(34)%	(25)%
Effective tax rate	(17)%	(19)%

The 2014 effective tax rate was primarily impacted by permanent non-deductible expenses in foreign jurisdictions. The 2013 effective tax rate was primarily impacted by assessments and permanent non-deductible expenses in foreign jurisdictions. At December 26, 2014 and December 27, 2013, we had approximately $2.4 million and $3.5 million accrued for uncertain tax positions, of which $1.8 million and $1.7 million was classified as other long-term liabilities, respectively.  If all of our tax benefits were recognized as of December 26, 2014, approximately $2.1 million would impact the 2014 effective tax rate. During the three months ended December 26, 2014, we also recorded an out-of-period adjustment to decrease income tax expense by $0.9 million. The adjustment relates to our income tax provisions for previous years, and was determined to be immaterial to the prior years and current year financial statements.

A reconciliation of the liability for uncertain tax positions was as follows (in thousands):

	December 26, 2014	December 27, 2013
Unrecognized tax benefits at the beginning of the year	$3,522	$7,880
Additions to tax positions related to current year	628	1,202
Additions to tax positions related to prior years	28	—
Reductions to tax positions related to prior years	(24)	(1,058)
Settlements with tax authorities	(91)	—
Lapses in statutes of limitation	(1,677)	(4,502)
Unrecognized tax benefits at the end of the year	$2,386	$3,522

As of December 26, 2014, we have approximately $0.3 million accrued for interest and penalties related to uncertain income tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions.  With respect to federal and state income tax, tax returns for all years after 2010 are subject to future examination by local tax authorities.  With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.  We expect our unrecognized tax benefits to change by $0.3 million within the next twelve months.

Several of our foreign subsidiaries continue to operate under tax holidays or incentive arrangements as granted by various jurisdictions in China.  The nature and extent of such arrangements vary, and the benefits of most arrangements will phase out in the future according to the specific terms as set forth by the foreign tax authorities. For the years ended December 26, 2014 and December 27, 2013, the favorable impact of tax holidays was not significant and the amount of benefit related to tax holidays was reduced due to losses and valuation allowances.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Deferred tax assets and liabilities included the following (in thousands):

	December 26, 2014	December 27, 2013
Assets:
Inventories	$1,231	$936
Plant and equipment	4,913	5,145
Vacation pay and other compensation	1,082	234
Pension expense	1,934	1,100
Stock awards	1,523	1,194
Accrued liabilities	2,065	1,896
Net operating losses – federal, state and foreign	21,816	19,739
Tax credits	8,736	7,368
Acquired intangibles	2,119	2,851
Other	4,142	5,844
Total deferred tax assets	49,561	46,307
Valuation allowance	(41,277)	(38,191)
Net deferred tax assets	8,284	8,116
Liabilities:
Foreign earnings not permanently invested	8,883	9,243
Restructuring	1,551	1,551
Acquired intangibles	639	583
Other	3,272	3,653
Total deferred tax liabilities	14,345	15,030
Net deferred tax liabilities	$(6,061)	$(6,914)

Deferred taxes are classified in the Consolidated Balance Sheets as follows:
Current tax assets (included in prepaid expenses and other current assets)	$2,140	$1,305
Current tax liabilities (included in accrued expenses and other liabilities)	(21)	(990)
Non-current tax assets	2,071	4,557
Non-current tax liabilities	(10,251)	(11,786)
Net deferred tax liabilities	$(6,061)	$(6,914)

We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Our assumptions, judgments and estimates relative to the value of our deferred tax assets also takes into account predictions of the amount and the categories of future taxable income, carry-back and carry-forward periods and tax strategies which could impact the realization of a deferred tax asset.  As of December 26, 2014, we could not sustain a conclusion that it was more likely than not that we would realize most of our deferred tax assets resulting from recent losses as well as other factors. Consequently, we continue to maintain a valuation allowance against those deferred tax assets. The majority of deferred tax assets which are not subject to a valuation allowance are located in China. We have maintained a valuation allowance as a result of weighing all positive and negative evidence, including our history of losses in recent years and the difficulty of forecasting future taxable income. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Unless utilized, our net operating losses will expire in fiscal years 2015 through 2034, our foreign tax credit carry forwards will expire in fiscal years 2015 through 2024 and our research and development credit carry forwards will start to expire in 2019.

We have not generally provided for U.S. and foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings which are considered permanently reinvested. We expect our foreign earnings will be used to service our non-U.S. debt and maintain our foreign operations and, thus are permanently reinvested outside of the U.S. for the majority of our foreign earnings. The majority of our cash requirements are generated by our non-U.S. subsidiaries, our manufacturing and operations are primarily outside of the U.S., and we anticipate that a significant portion of our opportunities for future growth will be outside the U.S. In addition, we expect to use a significant portion of the cash to service debt outside of the U.S. We continue to maintain our permanent

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

reinvestment assertion with regard to the remaining undistributed earnings outside of the U.S.  As of December 26, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $14.7 million. We have not, nor do we anticipate the need to repatriate these funds to the U.S.  However, if funds are repatriated, we would need to accrue and pay taxes on such amounts.

As of December 26, 2014, we have estimated there was approximately $237.1 million of accumulated and undistributed earnings in these foreign subsidiaries. Determination of the potential amount of unrecognized deferred income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

(9)	Employee benefit plans

We maintain defined benefit pension plans for certain U.S. and non-U.S. employees.  Benefits are based on years of service and average final compensation.  The accrued benefits under our U.S. plan were frozen as of December 31, 2010. For our U.S. plan, we fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.  We do not provide any post-retirement benefits outside of the U.S., except as may be required by certain foreign jurisdictions.  Depending on the investment performance of our plan assets and other contributing factors, funding in a given year may not be required.

The components of our net pension cost (income) related to our defined benefit plans were as follows (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Service cost	$—	$19
Interest cost	1,713	1,616
Expected return on plan assets	(1,515)	(1,692)
Recognized actuarial gains	7	14
Curtailment gains	—	(16)
Net pension cost (income)	$205	$(59)

The financial status of our defined benefit plans were as follows (in thousands):

	December 26, 2014	December 27, 2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36,919	$40,636
Service cost	—	19
Interest cost	1,713	1,616
Actuarial losses (gains)	5,107	(3,280)
Benefits paid	(1,998)	(2,056)
Plan curtailments	—	(16)
Projected benefit obligation at end of year	$41,741	$36,919

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$31,540	$35,117
Actual return on plan assets	5,394	(1,644)
Employer contributions	92	123
Benefits paid	(1,998)	(2,056)
Fair value of plan assets at end of year	$35,028	$31,540

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets (included in deferred loan costs and other assets)	$290	$263
Non-current liabilities (included in other-long term liabilities)	(7,003)	(5,642)
Net amount recorded	$(6,713)	$(5,379)

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The accumulated benefit obligations for the defined pension plans were $41.5 million and $36.7 million as of December 26, 2014 and December 27, 2013, respectively.  The unrecognized components of our net periodic pension costs have been included in accumulated other comprehensive income.  The accumulated other comprehensive income for our defined benefit plans included the following components (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Actuarial losses	$(5,270)	$(4,065)
Plan curtailment	(84)	(84)
Amortization of prior service costs	(20)	(20)
Amortization of transition obligations	(7)	(7)
Accumulated other comprehensive income	$(5,381)	$(4,176)

The pension cost to be amortized from accumulated other comprehensive income in 2015 related to our defined benefit pension plans is expected to be less than $0.1 million.

The aggregate benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were as follows (in thousands):

	December 26, 2014	December 27, 2013
Projected benefit obligation	$41,575	$36,760
Accumulated benefit obligation	$41,497	$36,682
Plan assets	$34,572	$31,118

We expect to contribute $0.1 million to our defined benefit plans in 2015.  Additionally, we expect to make benefit payments in 2015 of $2.0 million from our defined benefit plans.

The defined benefit plans’ weighted-average asset allocations were as follows:

	December 26, 2014	December 27, 2013
Asset category:
Equity securities	10%	11%
Fixed income securities	88%	87%
Other	2%	2%
Total	100%	100%

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

A summary of our pension assets that are measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy is as follows (in millions):

	December 26, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category(1):
Cash and cash equivalents	$0.1	$0.1	$—	$—
Fixed income securities:
Corporate bonds(2)	30.9	30.9	—	—
Short-term debt securities(3)	0.6	0.6	—	—
Equity securities:
Domestic small-cap value(4)	1.0	1.0	—	—
Domestic mid-cap value(5)	2.0	2.0	—	—
International diversified value(6)	0.4	0.4	—	—
Fair value of plan assets	$35.0	$35.0	$—	$—

	December 27, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets per asset category(1):
Cash and cash equivalents	$0.1	$0.1	$—	$—
Fixed income securities:
Corporate bonds(2)	27.5	27.5	—	—
Short-term debt securities(3)	0.5	0.5	—	—
Equity securities:
Domestic small-cap value(4)	1.0	1.0	—	—
Domestic mid-cap value(5)	1.9	1.9	—	—
International diversified value(6)	0.5	0.5	—	—
Fair value of plan assets	$31.5	$31.5	$—	$—
______________________

(1)	See Note 15, Fair Value Measurements, for a description of the three levels within the fair value hierarchy.

(2)	Debt securities that specialize in investment grade bonds of institutional investors and other treasury related securities

(3)	Generally, money market securities that maintain cash for interim purchases.

(4)	Equity securities that focus on domestic public companies with low market capitalization.

(5)	Equity securities that focus on domestic public companies with a mid-rated market capitalization.

(6)	Equity securities that focus on international public companies but diversify their market capitalization to limit investment.

The assumptions used to develop our defined benefit plan data were as follows:

	December 26, 2014	December 27, 2013
Discount rate	4.1%	4.9%
Annual compensation increases	N/A	N/A
Expected long-term rates of return on plan assets	5.0%	5.0%

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Our measurement date is the last day of the calendar year.

The following table shows our expected benefit payments for the next five fiscal years and the aggregate five years thereafter from our defined benefit plans (in thousands):

Year Ending
2015	$2,041
2016	2,111
2017	2,144
2018	2,179
2019	2,188
Thereafter	31,078
$41,741

Some of our non-U.S. subsidiaries have defined contribution pension plans which provide benefits for substantially all of their employees.  The net pension expense pertaining to these plans included in our results of operations for the years ended December 26, 2014 and December 27, 2013 were $0.9 million and $1.1 million, respectively.

We maintain a defined contribution 401(k) plan that covers substantially all of our U.S. employees.  The total contribution expense under the 401(k) plan was approximately $0.5 million and $0.7 million for the years ended December 26, 2014 and December 27, 2013, respectively. In September 2013, we amended these plans and temporarily suspended employer matching contributions. The employer match was amended and reinstated in July 2014.

(10)	Commitments and contingencies

We conduct a portion of our operations on leased premises, and also lease certain equipment under operating leases.  Total rental expense for the years ended December 26, 2014 and December 27, 2013 were $4.5 million and $4.6 million, respectively.  The aggregate minimum rental commitments under noncancelable leases in effect at December 26, 2014 are as follows (in thousands):

Year Ending
2015	$3,769
2016	2,032
2017	1,030
2018	769
2019	467
Thereafter	205
$8,272

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

We are a defendant in a lawsuit filed in March 2007 by Halo Electronics, Inc. (“Halo”) in the United States District Court, District of Nevada. The case is captioned Halo Electronics, Inc. v. Pulse Electronics, Inc. and Pulse Electronics Corp., Case No. 2:7-cv-331-PMP-PAL. The plaintiff, Halo, claims that we infringed certain U.S. patents related to an electronic surface mount package, and is seeking injunctive relief and damages. On November 26, 2012, the jury returned a verdict ruling in favor of Halo and found that we willfully infringed on three different patents, specifically U.S. Patent Nos. 5,656,985; 6,297,720; and 6,344,785. The jury verdict also found Pulse liable for approximately $2.0 million for past damages and interest and for a royalty on all future domestic sales under licenses to use these patents.

On May 29, 2013, the District Court entered final judgment in the case. Halo and Pulse filed cross appeals with the Court of Appeals for the Federal Circuit. The appeals were fully briefed and completed on May 1, 2014.  A hearing before the Federal Circuit occurred on August 4, 2014. The Federal Circuit issued an opinion on October 22, 2014 in which it upheld the judgment and findings of the District Court.  Halo has further appealed the judgment and petitioned the Federal Circuit for rehearing en banc of several issues and Pulse has petitioned for rehearing of several issues it raised in the appeal. The Court also permitted two amicus filers to submit briefings in support of Halo's petition for rehearing. The Court has not yet ruled on any of the petitions for rehearing.

In relation to the appeal filed in the Halo matter, we were required by the Court to post a $1.6 million bond in the third quarter of 2013 for the actual damages amount. The amount of the bond is held in an interest-bearing account in the Company’s name, but is restricted and has been classified within prepaid expenses and other current assets in our Consolidated Balance Sheet. The restriction will continue until resolution of this legal matter. If the Court denies all petitions and no further appeal is taken by either party, the Company will be obligated to remit the $1.6 million judgment plus interest to Halo.

During the years ended December 26, 2014 and December 27, 2013, we incurred $0.7 million and $1.3 million of legal expenses, respectively, related to this matter.

We are also subject to ongoing tax examinations and governmental assessments in various foreign and domestic jurisdictions. In January 2013, we received a court ruling from the federal tax court in Turkey relating to prior year non-income tax related assessments relating to our former operations, which was upheld in December 2013. The ruling was based on our inability to present certain notarized documents required under Turkish tax law. In January 2014, the Company appealed the decision and requested an annulment of the penalties. The initial judgment ordered us to pay approximately $3.7 million for fines, penalties, and interest on this matter. Accordingly, we recorded a charge to our legal reserve of approximately $3.7 million during fiscal year 2012.  During the year ended December 26, 2014, we recorded a $0.3 million decrease to the legal reserve primarily due to foreign currency revaluation.

(11)	Accumulated other comprehensive income

A reconciliation of our accumulated balances for each component of other comprehensive income was as follows (in thousands):

	Defined Benefit Plan Adjustments	Currency Translation Adjustments	Unrealized Holding Losses on Securities	Total
Balance at December 28, 2012	$(4,133)	$24,824	$12	$20,703
Current year changes	(43)	402	(5)	354
Balance at December 27, 2013	(4,176)	25,226	7	21,057
Current year changes	(1,205)	717	—	(488)
Balance at December 26, 2014	$(5,381)	$25,943	$7	$20,569

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(12)	Stock-based compensation

We have an incentive compensation plan for our employees and outside directors.  One component of this plan is restricted stock and restricted stock units, which grants the recipient the right of ownership of our common stock, generally conditional on continued service for a specified period.  Another component is stock options.

The following table presents the stock-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Restricted stock and units	$1,704	$898
Stock options	775	1,016
Total after-tax stock-based compensation expense	$2,479	$1,914
Total stock-based compensation included in:
Selling, general and administrative expenses	$1,304	$1,914
CEO transition costs	$1,175	$—

There was no income tax benefit for the years ended December 26, 2014 and December 27, 2013 due to the establishment of a full valuation allowance on deferred tax assets in 2011.

In July 2014, in connection with the resignation of our former Chief Executive Officer and President, the Company accelerated the vesting of 0.3 million restricted stock awards and units and 0.1 million stock options that had been previously granted and extended the period in which those options could be exercised from six months of his date of termination. As a result of the accelerated vesting of these awards, the Company recognized an additional $1.2 million of stock-based compensation expense for the year ended December 26, 2014 as a component of CEO transition costs in the Consolidated Statements of Operations.

Restricted stock and units

A summary of our restricted stock activity was as follows (in thousands, except per share data):

	December 26, 2014		December 27, 2013
	Shares	Weighted Average Stock Grant Price (Per Share)	Shares	Weighted Average Stock Grant Price (Per Share)
Opening nonvested restricted stock and units	300	$8.91	104	$26.92
Granted	760	2.85	284	3.80
Vested	(445)	4.18	(55)	17.15
Forfeited/canceled	(41)	4.49	(33)	7.82
Ending nonvested restricted stock and units	574	$3.01	300	$8.91

As of December 26, 2014, there was approximately $1.3 million of total unrecognized compensation cost related to grants of restricted stock units expected to be recognized over a weighted-average period of approximately 2.86 years.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Stock options

A summary of our stock option activity was as follows (in thousands, except per share data):

	December 26, 2014			December 27, 2013
	Shares	Weighted Average Option Exercise Price (Per Share)	Aggregate Intrinsic Value	Shares	Weighted Average Option Exercise Price (Per Share)	Aggregate Intrinsic Value
Opening stock options outstanding	343	$18.13		127	$45.10
Granted	17	2.86		253	3.82
Exercised	—	—		—	—
Forfeited/canceled	(48)	7.46		(37)	12.69
Ending stock options outstanding	312	18.87	—	343	18.13	—
Ending stock options exercisable	227	$24.02	—	54	$45.44	—

The weighted-average fair value of all stock options granted during December 26, 2014 and December 27, 2013 was calculated as $2.73 per share on the date of grant using the Black-Scholes option-pricing model, which involves management assumptions about the expected term of the option, the risk free interest rate and the estimated volatility. The expected term is calculated using the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has sufficient historical exercise data to estimate the expected life of the options.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company's stock is used as the basis for the volatility assumption since the Company believes the historical volatility is representative of the expected volatility over the expected term. The weighted-average assumptions of our stock options issued during 2014 and 2013 based on the date of grant are as follows:

	December 26, 2014	December 27, 2013
Dividend yield	—%	—%
Volatility	97.6%	97.6%
Risk-free interest rate	0.8%	0.8%
Expected life (years)	4.8	4.8

The exercise prices of the options outstanding as of December 26, 2014 range from $2.86 per share to $61.50 per share.  As of December 26, 2014, there was approximately $0.2 million of total unrecognized compensation costs related to our outstanding stock option grants to be recognized over a weighted-average period of approximately 2.21 years. There were no stock options exercised during the years ended December 26, 2014 and December 27, 2013.

(13)	Per share amounts

Loss per share calculations are as follows (in thousands, except per share amounts):

	Years Ended
	December 26, 2014	December 27, 2013
Net loss	$(32,858)	$(27,023)
Less: Net (loss) income attributable to non-controlling interest	(2)	111
Net loss attributable to Pulse Electronics Corporation	$(32,856)	$(27,134)
Basic and diluted loss per share:
Weighted average number of shares outstanding	16,278	7,994
Per share amount	$(2.02)	$(3.39)

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

As we had a net loss for the years ended December 26, 2014 and December 27, 2013, we did not include any common stock equivalents related to stock options, restricted shares, and restricted share units in our calculation of diluted loss per share.  There were approximately 0.3 million and 0.3 million of stock options outstanding as of December 26, 2014 and December 27, 2013, respectively, and unvested restricted shares and restricted share units outstanding of approximately 0.6 million and 0.3 million as of December 26, 2014 and December 27, 2013, respectively, that were excluded from the computation of weighted average shares outstanding.

In addition, prior to repayment of the senior convertible notes and conversion of the Series A preferred stock into common shares, the effect of these instruments was antidilutive and therefore excluded from our diluted loss per share calculation for the years ended December 26, 2014 and December 27, 2013.

(14)	Severance, impairment and other associated costs

Year Ended December 26, 2014

During the year ended December 26, 2014, the total charges of $3.9 million primarily consisted of severance costs related to various operating expense reduction programs initiated by the Company to make progress towards our targeted operating expense model. These costs included $1.4 million related to actions we initiated in the third quarter of 2014 to consolidate and relocate certain general and administrative functions to lower cost locations, as well as $0.6 million of severance costs related to the shut-down of our Korean engineering facility in our Wireless segment announced during the fourth quarter of 2014. We expect both of these actions to be completed by the first quarter of 2015. In addition, we incurred $1.7 million related to a program initiated in the second quarter of 2013 associated with consolidation of certain general and administrative functions, elimination of certain positions within our executive management team, and workforce reductions in our Wireless segment and $0.2 million of severance costs related to a program we initiated in the third quarter of 2013 to lower overhead and reorganize certain indirect labor functions in China. These programs have been substantially completed as of December 26, 2014.

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

The change in the accrual related to severance, impairment and other associated costs for the years ended December 26, 2014 and December 27, 2013 was as follows (in thousands):

Balance accrued at December 28, 2012	$733
Net expense	3,342
Cash payments	(1,634)
Non-cash charges	(1,948)
Balance accrued at December 27, 2013	493
Net expense	3,937
Cash payments	(2,631)
Non-cash charges	(39)
Balance accrued at December 26, 2014	$1,760

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(15)	Fair value measurements

During the years ended December 26, 2014 and December 27, 2013, there were no changes in the fair value level used in the valuation of our financial assets and liabilities measured at fair value on a recurring and non-recurring basis.  We categorize our financial assets and liabilities on our Consolidated Balance Sheets into a three-level fair value hierarchy based on inputs used for valuation, which are categorized as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value in our Consolidated Balance Sheet at December 27, 2013 (in millions):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-lived assets held for sale	$1.9	$—	$—	$1.9
Total assets	$1.9	$—	$—	$1.9

In the fourth quarter of 2014, long-lived assets, including land and buildings related to our former operations in Tunisia previously classified as held for sale, were reclassified to property, plant, and equipment at their depreciated carrying value, assuming depreciation had not ceased while classified as held for sale. Based on this evaluation, the long-lived assets were measured at their fair value at the time of reclassification. Long-lived assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. During the years ended December 26, 2014 and December 27, 2013, no fair value adjustments were recorded on these assets.

The majority of our financial instruments and financial assets approximate fair value, as presented on our Consolidated Balance Sheets.  As of December 26, 2014, the estimated fair value of our Term A Loan and Term B Loan was approximately $78.3 million and $44.4 million, respectively. The fair value of the term loans was estimated using a discounted cash flow approach.  The discounted cash flow approach uses a risk-adjusted yield to present value the contractual cash flows of the term loans. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy.  These liabilities are not recorded at their fair value in our Consolidated Balance Sheets for any period presented.

(16)	Assets held for sale

During the fourth quarter of 2011, we reclassified land and buildings related to our former operations in Tunisia as held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheets.  In 2012, we completed the sale of a portion of this real estate and were actively marketing the remaining properties. As of December 27, 2013, these assets were classified as held for sale and had a net carrying value of $1.9 million.

In the fourth quarter of 2014, due to continued political and social unrest and administrative difficulties encountered in Tunisia, we were unable to continue actively marketing these properties. As such, we concluded that the assets no longer met all of the criteria required to be classified as held for sale and were reclassified to held and used at the lower of their depreciated carrying value, assuming depreciation had not ceased while classified as held for sale. As of December 26, 2014, the $1.7 million net book value of these assets is recorded within net property, plant and equipment in the Consolidated Balance Sheets.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(17)	Statement of cash flow supplementary information

The following table presents our non-cash investing and financing activities supplemental cash flow disclosure (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$443	$391
Debt issuance costs included in accounts payable	694	1,508
Conversion of senior convertible notes to common stock	3,477	—
Cash payments made during the year:
Income taxes	4,117	3,257
Interest	$1,328	$3,436

(18)	Quarterly financial data (unaudited)

Summarized quarterly financial data was as follows (in thousands, except per share data):

	Quarter Ended
2014:	March 28	June 27	Sept. 26	Dec. 26
Net sales	$81,652	$93,567	$88,205	$80,110
Gross profit	17,526	19,737	21,176	18,472
Net loss	(9,031)	(7,839)	(6,401)	(9,587)
Less: Net income (loss) attributable to non-controlling interest	14	(30)	47	(33)
Net loss attributable to Pulse Electronics Corporation	$(9,045)	$(7,809)	$(6,448)	$(9,554)

Basic and diluted loss per share	$(0.72)	$(0.45)	$(0.37)	$(0.54)

	Quarter Ended
2013:	March 29	June 28	Sept. 27	Dec. 27
Net sales	$84,806	$88,258	$94,840	$87,772
Gross profit	20,181	20,750	21,646	19,090
Net loss	(7,130)	(5,221)	(7,588)	(7,084)
Less: Net income (loss) attributable to non-controlling interest	(14)	9	44	72
Net loss attributable to Pulse Electronics Corporation	$(7,116)	$(5,230)	$(7,632)	$(7,156)

Basic and diluted loss per share	$(0.89)	$(0.65)	$(0.95)	$(0.89)

(19)	Segment and geographical information

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Selling, general and administrative expenses related to the world-wide operation, primarily related to selling, finance, information technology, human resources and other administrative functions, are allocated to each segment based the ratio of its respective net sales to our consolidated net sales.

Our Chief Operating Decision Maker (“CODM”), which we have identified as our Chief Executive Officer, allocates resources and assesses the performance of each segment based on a review of each segment’s net sales and operating profit (loss) excluding severance, impairment and other associated costs, CEO transition costs, legal entity restructuring costs, and legal reserve costs ("segment operating profit").  Also, the CODM does not review any segment balance sheet information. Many of our long-term assets, including manufacturing facilities and equipment, are shared between our segments; therefore, capital expenditures related to long-term assets cannot be assigned to a specific segment.

Information on reportable segments and reconciliation to consolidated loss before income taxes was as follows (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Net sales:
Network	$152,602	$150,570
Power	105,936	111,544
Wireless	84,996	93,562
Total net sales	$343,534	$355,676
Segment operating profit (loss)
Network	$7,124	$4,839
Power	9,029	7,607
Wireless	(6,741)	(4,673)
Segment operating profit	9,412	7,773
Severance, impairment and other associated costs	3,937	3,342
CEO transition costs	4,128	—
Legal entity restructuring costs	1,264	—
Legal reserve	43	147
Operating profit	40	4,284
Interest expense, net	(26,317)	(24,492)
Other expense, net	(1,829)	(2,432)
Loss before income taxes	$(28,106)	$(22,640)

Depreciation and amortization per segment was as follows (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Depreciation and amortization:
Network	$2,219	$2,102
Power	1,243	1,286
Wireless	3,772	4,005
Total	$7,234	$7,393

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

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table summarizes our net customer sales in the geographic areas or regions where our sales are significant (in thousands):

	Years Ended
	December 26, 2014	December 27, 2013
Sales to customers in:
China	$184,166	$182,033
United States	43,913	46,528
Asia, other than China	38,224	52,683
Europe	70,368	66,520
Other	6,863	7,912
Total	$343,534	$355,676

For the years ended December 26, 2014 and December 27, 2013, one individual customer in our Network segment accounted for 12.7% and 10.8% of our consolidated net sales, respectively.  Sales to our 10 largest customers accounted for 54.1% of net sales for the year ended December 26, 2014 and 49.9% of net sales for the year ended December 27, 2013.

The following table summarizes our net property, plant and equipment in the geographic areas or regions where our assets are significant (in thousands):

	December 26, 2014	December 27, 2013
Net property, plant and equipment located in:
China	$12,514	$14,723
United States	11,482	11,614
Tunisia	1,652	—
Korea	—	1,045
Europe	803	538
Other	21	35
Total	$26,472	$27,955

(20)	Subsequent events

Definitive Merger Agreement with Oaktree Capital Management, L.P.

On February 28, 2015, we entered into the Merger Agreement with OCM PE Holdings and the Merger Sub, both of which are entities affiliated with Oaktree, which currently owns approximately 68.8% of our outstanding shares of common stock.

The Merger Agreement provides for the following transactions: (i) the extension of a loan (the “Loan”) by OCM PE Holdings or its affiliates to us in the amount of $8.5 million within 30 days of the date of the Merger Agreement, subject to the execution of mutually acceptable definitive loan, guarantee, or collateral documentation and the satisfaction of certain other specified conditions precedent; (ii) at the closing, the contribution by OCM PE Holdings of $17.0 million in cash less the principal amount of the Loan, if any, to us, and the conversion of any such Loan, in exchange for such number of shares of our common stock as shall be determined by dividing the aggregate investment amount of $17.0 million (together with accrued interest, dividends or other amounts accrued thereon) by $1.50, with the result that Oaktree will own in excess of 80% of the outstanding shares of our common stock (collectively, the “Investment”); and (iii) following the consummation of the Investment, the Merger, with Pulse Electronics Corporation continuing as the surviving corporation in accordance with Section 1924(b)(1)(ii) and Section 1924(b)(3) of the Pennsylvania Business Corporation Law of 1988, as amended (“PBCL”).

Upon the consummation of the Merger, each outstanding share of our common stock (other than shares held by Oaktree and shares as to which the holder has exercised statutory dissenters rights under the PBCL) will be canceled and converted into the right to receive cash in an amount equal to $1.50 per share, without interest. Following the Merger, we will terminate our reporting obligations to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and our common stock will no longer be publicly traded on the over-the-counter markets.

Pulse Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

Upon the recommendation of a special committee of independent directors, the Merger Agreement and the transactions contemplated thereby have been unanimously approved by our Board of Directors other than Kaj Vazales, the director designated to the Board of Directors by Oaktree, who abstained from such decision. The Investment and the Merger are subject to customary closing conditions, and there can be no assurance that the transactions will close on the terms described herein, or at all. The Merger Agreement also contains certain termination rights for both us and OCM PE Holdings, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to reimburse OCM PE Holdings for its reasonable expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby.

Withdrawal of Form 15 – Deregistration with the Securities and Exchange Commission

On February 23, 2014, we filed an Amended Form 15 with the Securities and Exchange Commission (the "Commission") withdrawing the earlier Form 15s filed with the Commission on October 16, 2014 and December 29, 2014. The earlier Form 15s were filed to deregister our common stock and to suspend our filing obligations under the Securities Exchange Act of 1934. At the time of the filing of the earlier Form 15s, the Company believed it had less than 300 holders of record based on information received from its transfer agent; however, based on the review of information that subsequently became available, we now believe there were in excess of 300 holders of record of common stock at the time of the filing of the earlier Form 15s. Therefore, on February 23, 2015, we filed Amendment No. 1 to the earlier Form 15 filings with the Commission to withdraw the earlier Form 15 filings. Accordingly, we are resuming compliance with the applicable reporting requirements of the Securities Exchange Act of 1934. We were not required to file any reports with the Commission from the time its reporting obligations ceased through the filing date of the Amended Form 15.

Exhibit Index

2.1
Investment Agreement and Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub, dated February 28, 2015 (incorporated by reference to Exhibit 2.1 to our Form 8-K dated February 28, 2015).

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

3.2	Statement with Respect to Shares, filed with the Pennsylvania Department of State on January 22, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated January 21, 2013).

3.3	By-Laws, amended and restated as of October 28, 2011 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated October 28, 2011).

3.3(1)	Amended and Restated Articles of Incorporation of Pulse Electronics Corporation (incorporated by reference to Exhibit 3.3 to our Form 8-K dated May 17, 2013).

10.2	Restricted Stock Plan II, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.2 to our Form 10-K for the year ended December 31, 2010).

10.3	2001 Stock Option Plan, amended and restated as of November 8, 2010 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2010).

10.3(1)	Form of Stock Option Agreement (incorporated by reference to 10.3 (1) to our Form 10-K for the year ended December 30, 2011).

10.4	Technitrol, Inc. Board of Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 15, 2008).

10.5(5)
Amendment No. 3 dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party thereto (incorporated by reference to 10.5 (5) to our Form 10-K for the year ended December 30, 2011).

10.6
Warrant Agreement dated as of March 9, 2012 among Pulse Electronics Corporation (formerly known as Technitrol, Inc.) and certain subsidiaries, JP Morgan Chase Bank, N.A. as administrative agent, swing line lender, and a letter of credit issuer, and other lenders party to Amendment No. 3 to the Credit Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.6 to our Form 10-K for the year ended December 30, 2011).

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

10.8(2)	Technitrol, Inc. Supplemental Retirement Plan amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.8(2) to our Form 8-K dated December 31, 2008).

10.8(3)	Agreement for Settlement of Benefits dated September 24, 2009 (incorporated by reference to Exhibit 10.8(3) to our Form 8-K dated September 24, 2009).

10.11	Form of Indemnity Agreement (filed herewith).

10.12	Technitrol, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 to our Form 10-Q for the nine months ended September 26, 2003).

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

10.14(1)	Amendment No. 1 to Pulse Engineering, Inc. 401(k) Plan, dated December 31, 2006 (incorporated by reference to Exhibit 10.14(1) to our Form 10-K for the year ended December 29, 2006).

10.16	Annual and Long-Term Incentive Plan dated January 3, 2011 (incorporated by reference to our Form 8-K dated January 4, 2011).

10.28(3)	Employment Agreement dated November 28, 2014 between Pulse Electronics Corporation and Mark Twaalfhoven (filed herewith).

10.30	Schedule of Board of Director and Committee Fees (incorporated by reference to Exhibit 10.30 to our Form 10-K for the year ended December 30, 2011).

10.30(1)	Pulse Electronics Directors Compensation Policy (incorporated by reference to Exhibit 10.30(1) to our Form 10-K for the year ended December 28, 2012).

10.30(2)	Director Restricted Stock Agreements (incorporated by reference to Exhibit 10.30(2) to our Form 10-K for the year ended December 28, 2012).

10.30(3)	Director Restricted Stock Agreements (incorporated by reference to Exhibit 10.30(3) to our Form 10-K for the year ended December 27, 2013).

10.31(1)	Amended Exhibit A to Pulse Electronics Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated October 11, 2013).

10.32	Pulse Electronics Corporation Severance Policy (incorporated by reference to Exhibit 10.32 to our Form 8-K dated April 12, 2012 and Exhibit 10.32.1 to our Form 8-K dated August 3, 2012).

10.34	Employment Letter Agreement dated April 6, 2012 for John R.D. Dickson (incorporated by reference to Exhibit 10.34 to our Form 8-K dated April 12, 2012).

10.35	Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to our Form 8-K dated May 18, 2012).

10.35(1)	Amendment to the Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(1) to our Form 8-K dated May 17, 2013).

10.35(2)	Amendment to the Pulse Electronics Corporation 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.35(2) to our Form 8-K dated May 12, 2014).

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

10.36(2)
Second Amendment Letter Agreement relating to certain amendments to Credit Agreement dated as of February 28, 2008, by and among Pulse Electronics Corporation, Pulse Electronics (Singapore) Pte Ltd, the lenders party thereto and Cantor Fitzgerald Securities, as Administrative Agent (incorporated by reference to Exhibit 10.36(2) to our Form 10-K for the year ended December 28, 2012).

10.36(3)
Third Amendment Letter Agreement relating to certain amendments and waivers to Credit Agreement dated as of February 28, 2008, among Pulse Electronics Corporation, Pulse Electronics (Singapore) Pte Ltd, the lenders party thereto and Cantor Fitzgerald Securities, as Administrative Agent (incorporated by reference to Exhibit 10.36(3) to our Form 8-K dated February 21, 2014).

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

10.39
Voting and Support Agreement, by and among Pulse Electronics Corporation and certain of its officer and director parties thereto, dated March 11, 2013 (incorporated by reference to Exhibit 10.39 to our Form 10-K for the year ended December 28, 2012).

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

10.46	Separation Agreement and Release of Claims by and between the Company and Alan H. Benjamin, dated February 20, 2015 (incorporated by reference to Exhibit 99.1 dated February 23, 2015).

10.47	Employment Letter, dated July 16, 2014, between Alan Benjamin and Pulse Electronics Corporation (incorporated by reference to Exhibit 99.2 to our Form 8-K dated July 16, 2014).

10.48	Separation Agreement and Release of Claims, dated July 16, 2014, between Ralph Faison and Pulse Electronics Corporation (incorporated by reference to Exhibit 99.3 to our Form 8-K dated July 16, 2014).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial statements from the Pulse Electronics Corporation Annual Report on Form 10-K for the year ended December 26, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE ELECTRONICS CORPORATION

By	/s/Mark Twaalfhoven
Mark Twaalfhoven
President and Chief Executive Officer

Date	March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/John E. Major	By	/s/Gary E. Sutton
	John E. Major		Gary E. Sutton
	Chairman Board of Directors		Director

Date	March 20, 2015	Date	March 20, 2015

By	/s/ Steven G. Crane
	Steven G. Crane	By	/s/Mark Twaalfhoven
	Director		Mark Twaalfhoven
President and Chief Executive Officer
Date	March 20, 2015		(Principal Executive Officer)

By	/s/ Robert E. Switz	Date	March 20, 2015
Robert E. Switz
Director
		By	/s/Michael C. Bond
Date	March 20, 2015		Michael C. Bond
Senior Vice President
By	/s/ Kaj Vazales		and Chief Financial Officer
	Kaj Vazales		(Principal Financial Officer)
Director
		Date	March 20, 2015
Date	March 20, 2015
		By	/s/Dana M. Kinsch
By	/s/ David W. Heinzmann		Dana M. Kinsch
	David W. Heinzmann		Corporate Controller
	Director		and Chief Accounting Officer
(Principal Accounting Officer)
Date	March 20, 2015
		Date	March 20, 2015